Form 10-Q
period 2016-03-31
OncoCyte Corp
filed 2016-05-16
CIK 1642380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 9, 2016, there were outstanding 25,431,174 shares of common stock, no par value.

PART 1--FINANCIAL INFORMATION

Statements made in this Report that are not historical facts may constitute forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed. Such risks and uncertainties include but are not limited to those discussed in this Report under Item 1 of the Notes to Financial Statements, and under Risk Factors in this Report. Words such as “expects,” “may,” “will,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements.

References to “OncoCyte,” “our” or “we” means OncoCyte Corporation.

The description or discussion, in this Form 10-Q, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

Item 1.	Financial Statements
ONCOCYTE CORPORATION
CONDENSED BALANCE SHEETS
(IN THOUSANDS)
	March 31, 2016 (unaudited)	December 31, 2015 (Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,856	$7,996
BioTime shares held as available-for-sale securities, at fair value	1,779	2,541
Prepaid expenses and other current assets	262	388
Total current assets	7,897	10,925

NONCURRENT ASSETS
Intangible assets, net	1,169	1,230
Equipment and furniture, net	581	576
TOTAL ASSETS	$9,647	$12,731

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Amount due to parent, BioTime	$1,318	$807
Amount due to affiliates	152	40
Accounts payable	403	285
Accrued expenses and other current liabilities	879	1,182
Total current liabilities	2,752	2,314

TOTAL LIABILITIES	2,752	2,314

Commitments and contingencies (see Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value, 50,000 shares authorized; 25,412 and 25,391 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	35,069	34,901
Accumulated other comprehensive loss on available-for-sale securities	(1,112)	(350)
Accumulated deficit	(27,062)	(24,134)
Total stockholders’ equity	6,895	10,147
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,647	$12,731

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONCOCYTE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
	Three Months Ended March 31,
	2016	2015
EXPENSES:
Research and development	$1,689	$1,117
General and administrative	1,243	250
Total operating expenses	2,932	1,367

Loss from operations	(2,932)	(1,367)

OTHER INCOME (EXPENSES), NET
Interest income (expense), net	4	(2)
Total other income (expenses), net	4	(2)

NET LOSS	$(2,928)	$(1,369)

Basic and diluted net loss per share	$(0.12)	$(0.08)

Weighted average common shares outstanding: basic and diluted	25,396	18,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONCOCYTE CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015

NET LOSS	$(2,928)	$(1,369)

Other comprehensive loss, net of tax:
Unrealized (loss) gain on BioTime shares held as available-for-sale securities	(762)	1,090
COMPREHENSIVE LOSS	$(3,690)	$(279)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONCOCYTE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,928)	$(1,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	10	11
Amortization of intangible assets	61	61
Stock-based compensation	125	216
Changes in operating assets and liabilities:
Amount due to parent, BioTime	511	1,047
Amount due to affiliates	113	31
Prepaid expenses and other current assets	126	31
Accounts payable and accrued liabilities	(185)	(192)
Net cash used in operating activities	(2,167)	(164)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(15)	(11)
Net cash used in investing activities	(15)	(11)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	42	-
Net cash provided by financing activities	42	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,140)	(175)
CASH AND CASH EQUIVALENTS:
At beginning of the period	7,996	257
At end of the period	$5,856	$82

The accompanying notes are an integral part of these unaudited interim financial statements.

ONCOCYTE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization, Basis of Presentation and Liquidity

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

Basis of presentation

The financial statements presented herein, and discussed below, have been prepared on a stand-alone basis. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission.  In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The balance sheet as of December 31, 2015 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in OncoCyte’s Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying interim condensed financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of OncoCyte’s financial condition and results of operations. The condensed results of operations are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

BioTime has consolidated the results of OncoCyte into BioTime’s consolidated results based on BioTime’s ability to control OncoCyte’s operating and financial decisions and policies through its majority ownership of OncoCyte common stock throughout the periods presented. BioTime owned 57.7% of the outstanding common stock of OncoCyte at March 31, 2016 and December 31, 2015.

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

Liquidity

For all periods presented, OncoCyte had generated no revenues. Since inception, OncoCyte has financed its operations through the sale of its common stock to its shareholders, including BioTime, loans from BioTime and other BioTime affiliates, and sales of BioTime common shares that OncoCyte holds as available-for-sale securities. OncoCyte has incurred operating losses and negative cash flows since inception, and had an accumulated deficit of $27.1 million and $24.1 million at March 31, 2016 and December 31, 2015, respectively.

OncoCyte plans to continue to invest significant resources in research and development in the field of cancer molecular diagnostics. OncoCyte expects to continue to incur operating losses and negative cash flows. The unavailability or inadequacy of financing to meet future capital needs could force OncoCyte to modify, curtail, delay, or suspend some or all aspects of its planned operations. Sales of additional equity securities could result in the dilution of the interests of its shareholders.  OncoCyte will need to obtain additional debt or equity capital in order to finance its operations. OncoCyte cannot assure that such financing will be available on favorable terms, if at all.

As of March 31, 2016, OncoCyte had $5.9 million in cash and cash equivalents and held BioTime shares available-for-sale, valued at $1.8 million, which OncoCyte may use for working capital purposes, as necessary.  Based on cash and available for sale securities currently on hand and projected rates of expenditure, OncoCyte believes that it will be able to fund ongoing operations through December 31, 2016 but would need to raise additional capital to establish a diagnostic testing laboratory and to commercialize any of the cancer diagnostic tests that it is developing.

2. Summary of Significant Accounting Policies

Net loss per common share

The computations of basic and diluted net loss per share of common stock are as follows (in thousands, except per share amounts):

	Three Months Ended March 31, (Unaudited)
	2016	2015
Net loss	$(2,928)	$(1,369)
Weighted average common shares outstanding – basic and diluted	25,396	18,200
Net loss per share – basic and diluted	$(0.12)	$(0.08)

The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended March 31, (Unaudited)
	2016	2015
Stock options	2,848	2,000

Recent accounting pronouncements

The following accounting standards, which are not yet effective, are presently being evaluated by OncoCyte to determine the impact that they might have on its financial statements.

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments clarify two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The update is effective for annual periods beginning after December 15, 2017 including interim reporting periods therein. OncoCyte is currently evaluating the impact, if any, the adoption of ASU 2016-10 will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2016. OncoCyte is currently evaluating the impact the adoption of ASU 2016-09 will have on its financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those annual periods. Early adoption is permitted. OncoCyte is currently evaluating the impact that the adoption of ASU 2016-02 will have on its financial statements.

On January 5, 2016, the FASB issued ASU 2016-01: “Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. Changes to the current GAAP model primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The most significant amendment was to equity investments. All equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification (with changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. The amendment also allows equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. OncoCyte is currently evaluating the impact the adoption of ASU 2016-01 will have on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". ASU No. 2014-15 defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. It is effective for annual reporting periods ending after December 15, 2016, and for annual and interim reporting periods thereafter. Early adoption is permitted. OncoCyte has not elected early adoption and believes the impact of the adoption of ASU No. 2014-15 could have a material adverse impact on OncoCyte’s financial statements.

3. Selected Balance Sheet Components

Prepaid expenses and other current assets

As of March 31, 2016 and December 31, 2015, prepaid expenses and other current assets were comprised of the following (in thousands):

	March 31, 2016 (Unaudited)	December 31, 2015
Prepaid license fees	$68	$19
Outside research	93	366
Insurance	43	-
Other prepaid expenses and current asset	58	3
Prepaid expenses and other current assets	$262	$388

Accrued expenses and other current liabilities

As of March 31, 2016 and December 31, 2015, accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2016 (Unaudited)	December 31, 2015
Accrued bonuses and payroll related expenses	$82	$325
Other accrued expenses	797	857
Accrued expenses and other current liabilities	$879	$1,182

Intangible assets, net

As of March 31, 2016 and December 31, 2015, intangible assets were comprised of the following (in thousands):

	March 31, 2016 (Unaudited)	December 31, 2015
Intangible assets	$2,419	$2,419
Accumulated amortization	(1,250)	(1,189)
Intangible assets, net	$1,169	$1,230

Amortization expense amounted to $61,000 for the three months ended March 31, 2016 and 2015, respectively.

Equipment and furniture, net

As of March 31, 2016 and December 31, 2015, equipment and furniture were comprised of the following (in thousands):

	March 31, 2016 (Unaudited)	December 31, 2015
Equipment and furniture	$766	$750
Accumulated depreciation	(185)	(174)
Equipment and furniture, net	$581	$576

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

The Use Fee is determined and invoiced to OncoCyte on a quarterly basis for each calendar quarter of each calendar year. If the Shared Facilities Agreement terminates prior to the last day of a billing period, the Use Fee will be determined for the number of days in the billing period elapsed prior to the termination of the Shared Facilities Agreement. Each invoice will be payable in full by OncoCyte within 30 days after receipt. Any invoice, or portion thereof, not paid in full when due will bear interest at the rate of 15% per annum until paid, unless the failure to make a payment is due to any inaction or delay in making a payment by BioTime employees from OncoCyte funds available for such purpose, rather than from the unavailability of sufficient funds legally available for payment or from an act, omission, or delay by any employee or agent of OncoCyte. Through March 31, 2016 BioTime has not charged OncoCyte any interest.

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

In aggregate, BioTime allocated and charged such Use Fees to OncoCyte approximating $178,000 and $138,000 included in general and administrative expenses, and $229,000 and $180,000 included in research and development expenses included in the statements of operations for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016 and December 31, 2015, OncoCyte had $1.5 million and $847,000 payable to BioTime and affiliates included in current liabilities in connection with the costs incurred under the Shared Facilities Agreement. Since these amounts are due and payable in 30 days of being invoiced, the payables are classified as current liabilities for all periods presented.

5. Shareholders’ Equity

Preferred Stock

OncoCyte is authorized to issue up to 5,000,000 shares of no par value preferred stock. As of March 31, 2016, no preferred shares were issued or outstanding.

Common Stock

During the three months ended March 31, 2016, 20,833 shares of common stock were issued upon the exercise of stock options, from which OncoCyte received approximately $42,000 in cash proceeds.

6. Stock-based Compensation

Options Granted

OncoCyte has adopted a Stock Option Plan (the “Plan”) under which 4,000,000 shares of common stock are authorized for the grant of stock options or the sale of restricted stock. The Plan also permits OncoCyte to issue such other securities as its Board of Directors or the Compensation Committee administering the Plan may determine.

As of March 31, 2016, 1,128,417 shares of common stock were available for future grants under the Plan.

A summary of OncoCyte stock option activity under the Plan and related information follows (in thousands except weighted average exercise price):

Options	Available for Grant	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	1,757	2,240	$2.03
Options granted	(637)	637	3.06
Options exercised	-	(21)	2.00
Options forfeited	5	(5)	-
Options cancelled	3	(3)	2.20
Outstanding at March 31, 2016	1,128	2,848	$2.26
Exercisable at March 31, 2016		1,095	$1.64

There were 20,833 stock options exercised during the three months ended March 31, 2016.

OncoCyte recorded stock-based compensation expense in the following categories on the accompanying statements of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31, (Unaudited)
	2016	2015
Research and development	$37	$142
General and administrative	88	74
Total stock-based compensation expense	$125	$216

The assumptions that were used to calculate the grant date fair value of OncoCyte’s employee and non-employee stock option grants for the three months ended March 31, 2016 and 2015 were as follows.

	2016	2015
Expected life (in years)	6.39	4.49
Risk-free interest rates	1.40%	1.44%
Volatility	71.22%	71.15%
Dividend yield	-%	-%

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

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If OncoCyte had made different assumptions, its stock-based compensation expense and net loss for the three months ended March 31, 2016 and 2015 may have been significantly different.

There was no net income tax benefit recognized in the statements of operations for stock-based compensation expense for non-qualified stock options, as OncoCyte fully offset net deferred tax assets with a valuation allowance (see Note 7). In addition, OncoCyte does not recognize deferred income taxes for incentive stock option compensation expense, and records a tax deduction only when a disqualified disposition has occurred.

7. Income Taxes

The provision for income taxes is determined using an estimated annual effective tax rate.  The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, if any, and changes in or the interpretation of tax laws in jurisdictions where OncoCyte conducts business.

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

8. Commitments and Contingencies

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

Indemnification

In the normal course of business, OncoCyte may provide indemnification of varying scope under OncoCyte’s agreements with other companies or consultants, typically OncoCyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, OncoCyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of OncoCyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to OncoCyte’s diagnostic tests. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments OncoCyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, OncoCyte has not been subject to any claims or demands for indemnification. OncoCyte also maintains various liability insurance policies that limit OncoCyte’s financial exposure. As a result, OncoCyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, OncoCyte has not recorded any liabilities for these agreements as of March 31, 2016 and December 31, 2015.

9. Subsequent Events

On April 7, 2016 OncoCyte entered into a capital lease agreement for laboratory equipment with a net present value of $464,000. OncoCyte will make monthly payments of $14,442 for 36 months.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements about any of the following: any projections of earnings, revenue, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans, and any statements of assumptions underlying any of the foregoing.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While OncoCyte may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the OncoCyte estimates change and readers should not rely on those forward-looking statements as representing OncoCyte views as of any date subsequent to the date of the filing of this Quarterly Report.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and OncoCyte can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of OncoCyte. A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in Part I, Item 1A of OncoCyte Form 10-K for the year ended December 31, 2015.

The following discussion should be read in conjunction with OncoCyte’s interim condensed financial statements and the related notes provided under “Item 1- Financial Statements” above.

Critical Accounting Policies

This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses and analyzes data in our unaudited Condensed Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual conditions may differ from our assumptions and actual results may differ from our estimates.

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Comparison of three months ended March 31, 2016 and 2015

The following tables show our operating expenses for the three months ended March 31, 2016 and 2015 (in thousands).

	Three Months Ended March 31,		$ Increase		% Increase
	2016	2015
Research and development expenses	$1,689	$1,117	$	+572	+51.2%
General and administrative expenses	1,243	250		+993	+397.2%

Research and development expenses

The following table shows the approximate amounts and percentages of our total research and development expenses of $1.7 million and $1.1 million allocated to our primary research and development projects during the three months ended March 31, 2016 and 2015, respectively (in thousands).

	Amount(1)		Percent
Program	2016	2015	2016	2015

General	$413	$453	24.4%	40.6%
Bladder cancer confirmatory diagnostic	191	291	11.3%	26.0%
Breast cancer confirmatory diagnostic	240	337	14.2%	30.2%
Lung cancer confirmatory diagnostic	805	27	47.7%	2.4%
Diagnostics laboratory	35	-	2.1%	-%
COLX	5	9	0.3%	0.8%
Total	$1,689	$1,117	100%	100%

(1)	Amount also includes certain general research and development expenses, such as laboratory supplies, laboratory expenses, rent allocated, and insurance allocated to research and development expenses, incurred directly by BioTime on behalf of OncoCyte and allocated to OncoCyte under the Shared Facilities Agreement.

Research and development expenses for the three months ended March 31, 2016 increased to $1.7 million from $1.1 million for the same period in 2015. The increases in research and development expenses during 2016 are primarily attributable to the following increases: $349,000 of outside research services, $138,000 of scientific consulting services and $136,000 of clinical trial related expenses. These increases were in part offset by decreases in certain other expenses, including a $104,000 decrease in stock based compensation expenses to employees and consultants allocated to research and development expense.

We increased our research and development expenses for the development of our lung cancer diagnostic test, and reduced our research and development expenses for our other cancer diagnostic tests, during the three months ended March 31, 2016 compared to the same period of 2015, reflecting our prioritization of the development of the lung cancer test. We expect to continue to incur a significant amount of research and development expenses during the foreseeable future.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2016 increased to $1.2 million from $250,000 for the same period in 2015. The increase in general and administrative expenses during 2016 is primarily attributable to the following increases: $275,000 of salaries and payroll related expenses allocated to general and administrative expenses, $189,000 of general consulting expenses, $135,000 of accounting and audit related expenses, $106,000 of transfer agent, stock listing and SEC filing expenses and $101,000 of general and administrative expenses allocated to us by BioTime. These increases are primarily as a result of increased staffing, including both management and consulting personnel, salary increases for our executive officers, and increased compliance costs related to being a publicly traded company.

Income taxes

Due to our losses incurred for all periods presented, we did not record any provision or benefit for income taxes.

A valuation allowance will be provided when it is more likely than not that some portion of the deferred tax assets will not be realized. OncoCyte established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

Liquidity and Capital Resources

At March 31, 2016, we had $5.9 million of cash and cash equivalents and held BioTime common shares as available-for-sale securities valued at $1.8 million.

Based on cash and other liquid assets currently on hand and projected rates of expenditure we believe that we will be able to fund our ongoing operations through December 31, 2016.  However, we may require additional capital during 2016 if based on the results of our research and development efforts we determine to build and obtain certification of a diagnostic laboratory and commence developing a sales and marketing team during the current year to commercialize our first diagnostic test.

We will need to obtain additional debt or equity capital in order to finance our operations. We cannot assure that such financing will be available on favorable terms, if at all. Since inception, we have financed our operations through the sale of our common stock to our shareholders, loans from BioTime and BioTime affiliated entities, and the sale of BioTime common shares. The amount of revenue that may be earned through the licensing and sale of our diagnostic tests and technology, if any revenue is earned at all, the timing of the receipt of diagnostic test sales revenues, license fees, and royalty payments, if any at all, are uncertain. The unavailability or inadequacy of financing or revenues to meet our capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Sales of additional equity securities could result in the dilution of the interests of our shareholders.

Cash used in operations

During the three months ended March 31, 2016 and 2015, our total research and development expenditures were $1.7 million and $1.1 million, respectively, and our general and administrative expenditures were $1.2 million and $250,000, respectively. Net loss for the three months ended March 31, 2016 and 2015 amounted to $2.9 million and $1.4 million, respectively. Net cash used in operating activities during these periods amounted to $2.2 million and $164,000, respectively. The amount by which our net loss exceeded net cash used in our operations during 2016 is primarily due to the following: $511,000 in amounts owed to BioTime; $126,000 in prepaid expenses and other current assets; $125,000 in noncash stock-based compensation to employees, consultants and independent directors; and $113,000 in amount due from affiliates.  This overall difference was offset to some extent by a decrease of $185,000 in accounts payable and accrued expenses.

Cash provided by investing activities

During the three months ended March 31, 2016 and 2015, there was $15,000 and $11,000, respectively, in cash payments made for purchases of machinery and equipment.

Cash provided by financing activities

During the three months ended March 31, 2016, we received $42,000 in cash from the exercise of stock options. There were no financing activities during the three months ended March 31, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our qualitative and quantitative market risk since the disclosure in our Annual Report on Form 10‑K for the year ended December 31, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”). Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Following this review and evaluation , the principal executive officer and principal financial officer determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer, and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be involved in routine litigation incidental to the conduct of our business. We are not presently involved in any material litigation or proceedings, and to our knowledge no such litigation or proceedings are contemplated.

Item 1A.	Risk Factors

Our business is subject to various risks, including those described below. You should consider the following risk factors, together with all of the other information included in this report and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially adversely affect our proposed operations, business prospects, and financial condition, and the value of an investment in our business. There may be other factors that are not mentioned here or of which we are not presently aware that could also affect our business operations and prospects.

We are a development stage company and have incurred operating losses since inception and we do not know if we will attain profitability

Since our inception in September 2009, we have incurred operating losses and negative cash flow and we expect to continue to incur losses and negative cash flow in the future. Our net losses for the three months ended March 31, 2016 and for the fiscal years ended December 31, 2015 and 2014 were approximately $2.9 million, $8.7 million and $5.0 million, respectively, and we had an accumulated deficit of approximately $27 million and $24.1 million as of March 31, 2016 and December 31, 2015, respectively. Since inception, we have financed our operations through the sale of our common stock to our current shareholders, loans from BioTime and BioTime affiliates, and sale of BioTime common shares that we hold as available-for-sale securities. Although BioTime may continue to provide administrative support to us on a reimbursable basis, there is no assurance that BioTime will provide future financing. There is no assurance that we will be able to obtain any additional financing that we may need, or that any such financing that may become available will be on terms that are favorable to us and our shareholders. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our success in developing and marketing or licensing our diagnostic tests and technology.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6

Exhibit Numbers	Exhibit Description
3.1	Articles of Incorporation with all amendments (1)

3.2	Bylaws , as amended (1)

10.1
License Agreement, dated January 22, 2016, between OncoCyte Corporation and The Wistar Institute of Anatomy and Biology (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (2)

10.2	First Amendment to License Agreement, dated January 25, 2016, between OncoCyte Corporation and The Wistar Institute of Anatomy and Biology (2)

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed on November 23, 2015.
(2)	Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed on March 30, 2016

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOCYTE CORPORATION

Date: May 16, 2016	/s/ William Annett
William Annett
President and Chief Executive Officer

Date: May 16, 2016	/s/ Russell L. Skibsted
Russell L. Skibsted
Chief Financial Officer