Form 10-K/A
period 2015-12-31
OncoCyte Corp
filed 2016-05-24
CIK 1642380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for 2016 Annual Meeting of Shareholders are incorporated by reference in Part III

EXPLANATORY NOTE

OncoCyte Corporation. ("OncoCyte") is filing this Amendment No. 1 (the "Amendment") to its Annual Report on Form 10-K for the period ended December 31, 2015, as originally filed with the Securities and Exchange Commission on March 30, 2016 (the "Original Filing"), for the sole purpose of filing a revised redacted version of Exhibit 10.21, reflecting changes to OncoCyte’s confidential treatment request with respect to certain portions of the exhibit. No other changes have been made to the Original Filing or any other exhibits.

This Amendment does not reflect events occurring after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

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

10.22	First Amendment to License Agreement, dated January 25, 2016, between OncoCyte Corporation and The Wistar Institute of Anatomy and Biology (3)

23.1	Consent of OUM & Co. LLP (3)

31	Rule 13a-14(a)/15d-14(a) Certification *

32	Section 1350 Certification (3)

* Filed herewith.
(1)	Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed on November 23, 2015.
(2)	Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) A-1 filed on December 29, 2015.
(3)	Previously filed with OncoCyte Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 30, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A-1 to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of May, 2016.

ONCOCYTE CORPORATION

By:	/s/William Annett
William Annett
President and Chief Executive Officer