Form 10-Q
period 2016-06-30
OncoCyte Corp
filed 2016-08-11
CIK 1642380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2016, there were outstanding 25,431,174 shares of common stock, no par value.

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

Item 1.	Financial Statements

ONCOCYTE CORPORATION
CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	June 30, 2016 (Unaudited)	December 31, 2015 (Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,000	$7,996
BioTime shares held as available-for-sale securities, at fair value	1,617	2,541
Prepaid expenses and other current assets	129	388
Total current assets	5,746	10,925

NONCURRENT ASSETS
Intangible assets, net	1,109	1,230
Equipment and furniture, net	515	576
Deposits	54	-
TOTAL ASSETS	$7,424	$12,731

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Amount due to parent, BioTime	$1,688	$807
Amount due to affiliates	151	40
Accounts payable	192	285
Accrued expenses and other current liabilities	509	1,182
Capital lease liability, current portion	173	-
Total current liabilities	2,713	2,314
Capital lease liability, net of current portion	244	-
TOTAL LIABILITIES	2,957	2,314

Commitments and contingencies (see Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value, 50,000 shares authorized; 25,431 and 25,391 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	35,345	34,901
Accumulated other comprehensive loss on available-for-sale securities	(1,273)	(350)
Accumulated deficit	(29,605)	(24,134)
Total stockholders’ equity	4,467	10,417
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,424	$12,731

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONCOCYTE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
EXPENSES:
Research and development	$(1,195)	$(886)	$(2,884)	$(2,004)
General and administrative	(1,337)	(519)	(2,580)	(769)
Total operating expenses	(2,532)	(1,405)	(5,464)	(2,773)

Loss from operations	(2,532)	(1,405)	(5,464)	(2,773)

OTHER INCOME (EXPENSES), NET
Interest income (expense), net	(11)	(6)	(7)	(7)
Total other income (expenses), net	(11)	(6)	(7)	(7)

NET LOSS	$(2,543)	$(1,411)	$(5,471)	$(2,780)

Basic and diluted net loss per share	$(0.10)	$(0.07)	$(0.22)	$(0.13)

Weighted average common shares outstanding: basic and diluted	25,427	21,200	25,411	21,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONCOCYTE CORPORATION
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET LOSS	$(2,543)	$(1,411)	$(5,471)	$(2,780)
Other comprehensive loss, net of tax:
Unrealized loss on BioTime shares held as available-for-sale securities	(161)	(1,179)	(923)	(88)
COMPREHENSIVE LOSS	$(2,704)	$(2,590)	$(6,394)	$(2,868)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONCOCYTE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,471)	$(2,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	54	21
Amortization of intangible assets	121	121
Stock-based compensation	361	151
Contingently issuable warrant expense to investors	-	65
Changes in operating assets and liabilities:
Amount due to parent, BioTime	881	1,373
Amount due to affiliates	111	(150)
Prepaid expenses and other current assets	259	67
Accounts payable and accrued liabilities	(290)	(16)
Net cash used in operating activities	(3,974)	(1,148)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(10)	(11)
Security deposit	(54)	-
Net cash used in investing activities	(64)	(11)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	82	-
Proceeds from issuance of common shares	-	3,300
Repayment of capital lease obligation	(40)	-
Net cash provided by financing activities	42	3,300

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,996)	2,141
CASH AND CASH EQUIVALENTS:
At beginning of the period	7,996	257
At end of the period	$4,000	$2,398

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONCOCYTE CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
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

BioTime has consolidated the results of OncoCyte into BioTime’s consolidated results based on BioTime’s ability to control OncoCyte’s operating and financial decisions and policies through its majority ownership of OncoCyte common stock throughout the periods presented. BioTime owned 57.7% of the outstanding common stock of OncoCyte at June 30, 2016 and December 31, 2015.

To the extent OncoCyte does not have its own employees or human resources for its operations, BioTime or BioTime subsidiaries provide certain employees for administrative or operational services, as necessary, for the benefit of OncoCyte (see Note 4). Accordingly, BioTime allocates expenses such as salaries and payroll related expenses incurred and paid on behalf of OncoCyte based on the amount of time that particular employees devote to OncoCyte affairs. Other expenses such as legal, accounting, marketing, travel, and entertainment expenses are allocated to OncoCyte to the extent that those expenses are incurred by or on behalf of OncoCyte. BioTime also allocates certain overhead expenses such as rent, insurance, internet and telephone expenses based on a percentage determined by management. These allocations are made based upon activity-based allocation drivers such as time spent, percentage of square feet of office or laboratory space used, and percentage of personnel devoted to OncoCyte’s operations or management. Management evaluates the appropriateness of the percentage allocations on a quarterly basis and believes that this basis for allocation is reasonable.

OncoCyte grants stock options to employees of BioTime, or employees of other BioTime subsidiaries who perform services for OncoCyte, and OncoCyte recorded stock-based compensation expense in the accompanying condensed statements of operations for these services performed in the periods presented.

Liquidity

For all periods presented, OncoCyte had generated no revenues. Since inception, OncoCyte has financed its operations through the sale of its common stock to its shareholders, including BioTime, loans from BioTime and other BioTime affiliates, and sales of BioTime common shares that OncoCyte holds as available-for-sale securities. OncoCyte has incurred operating losses and negative cash flows since inception, and had an accumulated deficit of $29.6 million and $24.1 million at June 30, 2016 and December 31, 2015, respectively.

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

As of June 30, 2016, OncoCyte had $4.0 million in cash and cash equivalents and held BioTime shares available-for-sale, valued at $1.6 million, which OncoCyte may use for working capital purposes, as necessary. Based on cash and available-for-sale securities currently on hand and projected rates of expenditure, OncoCyte believes that it will be able to fund ongoing operations through December 31, 2016 but would need to raise additional capital to establish a diagnostic testing laboratory and to commercialize any of the cancer diagnostic tests that it is developing.

2. Summary of Significant Accounting Policies

Net loss per common share

The computations of basic and diluted net loss per share of common stock are as follows (in thousands, except per share amounts):

	Six Months Ended June 30, (Unaudited)
	2016	2015
Net loss	$(5,471)	$(2,780)
Weighted average common shares outstanding – basic and diluted	25,411	21,200
Net loss per share – basic and diluted	$(0.22)	$(0.13)

The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Six Months Ended June 30, (Unaudited)
	2016	2015
Stock options	2,803	2,445

Recent accounting pronouncements

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". ASU No. 2014-15 defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with preparing financial statements for each annual and interim reporting period, ASU No. 2014-15 requires that an entity’s management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU No. 2014-15 is effective for annual and interim reporting periods ending after December 15, 2016. Early adoption is permitted. OncoCyte has not elected early adoption and believes the impact of the adoption of ASU No. 2014-15 could have a material adverse impact on OncoCyte’s financial statements.

3. Selected Balance Sheet Components

Prepaid expenses and other current assets

As of June 30, 2016 and December 31, 2015, prepaid expenses and other current assets were comprised of the following (in thousands):

	June 30, 2016 (Unaudited)	December 31, 2015
Prepaid license fees	$17	$19
Outside research	-	366
Insurance	27	-
Other prepaid expenses and current asset	85	3
Prepaid expenses and other current assets	$129	$388

Accrued expenses and other current liabilities

As of June 30, 2016 and December 31, 2015, accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2016 (Unaudited)	December 31, 2015
Accrued bonuses and payroll related expenses	$163	$325
Other accrued expenses	346	857
Accrued expenses and other current liabilities	$509	$1,182

Intangible assets, net

As of June 30, 2016 and December 31, 2015, intangible assets were comprised of the following (in thousands):

	June 30, 2016 (Unaudited)	December 31, 2015
Intangible assets	$2,419	$2,419
Accumulated amortization	(1,310)	(1,189)
Intangible assets, net	$1,109	$1,230

Amortization expense amounted to $121,000 for the six months ended June 30, 2016 and 2015, respectively.

Equipment and furniture, net

As of June 30, 2016 and December 31, 2015, equipment and furniture were comprised of the following (in thousands):

	June 30, 2016 (Unaudited)	December 31, 2015
Equipment and furniture	$743	$750
Accumulated depreciation	(228)	(174)
Equipment and furniture, net	$515	$576

On April 7, 2016, OncoCyte entered into a lease schedule under a Master Lease Line Agreement for certain equipment costing approximately $458,000 (see Note 8), requiring payments of $14,442 per month over 36 months. OncoCyte has accounted for this lease as a capital lease in accordance with ASC 840, Leases, due to the net present value of the payments under the lease approximating the fair value of the equipment at inception of the lease, or approximately $458,000.

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

The Use Fee is determined and invoiced to OncoCyte on a quarterly basis for each calendar quarter of each calendar year. If the Shared Facilities Agreement terminates prior to the last day of a billing period, the Use Fee will be determined for the number of days in the billing period elapsed prior to the termination of the Shared Facilities Agreement. Each invoice will be payable in full by OncoCyte within 30 days after receipt. Any invoice, or portion thereof, not paid in full when due will bear interest at the rate of 15% per annum until paid, unless the failure to make a payment is due to any inaction or delay in making a payment by BioTime employees from OncoCyte funds available for such purpose, rather than from the unavailability of sufficient funds legally available for payment or from an act, omission, or delay by any employee or agent of OncoCyte. Through June 30, 2016 BioTime has not charged OncoCyte any interest.

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

In aggregate, BioTime allocated and charged such Use Fees to OncoCyte approximating $381,000 and $243,000 included in general and administrative expenses, and $393,000 and $302,000 included in research and development expenses included in the statements of operations for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016 and December 31, 2015, OncoCyte had $1.8 million and $847,000 payable to BioTime and affiliates included in current liabilities in connection with the costs incurred under the Shared Facilities Agreement. Since these amounts are due and payable in 30 days of being invoiced, the payables are classified as current liabilities for all periods presented.

Master Lease Line Agreement

On April 7, 2016, OncoCyte entered into a Master Lease Line Agreement (the “Lease Agreement”) with an unrelated financing company for the purchase and financing of certain equipment. BioTime was named as a co-lessee under the Lease Agreement. If OncoCyte raises equity financing greater than $10 million, the lessor will release BioTime from the Lease Agreement as a co-lessee. See Note 8.

5. Shareholders’ Equity

Preferred Stock

OncoCyte is authorized to issue up to 5,000,000 shares of no par value preferred stock. As of June 30, 2016, no preferred shares were issued or outstanding.

Common Stock

During the six months ended June 30, 2016, 40,207 shares of common stock were issued upon the exercise of stock options, from which OncoCyte received approximately $82,000 in cash proceeds.

6. Stock-based Compensation

Options Granted

OncoCyte has adopted a Stock Option Plan (the “Plan”) under which 4,000,000 shares of common stock are authorized for the grant of stock options or the sale of restricted stock. The Plan also permits OncoCyte to issue such other securities as its Board of Directors or the Compensation Committee administering the Plan may determine.

As of June 30, 2016, 1,154,084 shares of common stock were available for future grants under the Plan.

A summary of OncoCyte stock option activity under the Plan and related information follows (in thousands except weighted average exercise price):

Options	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2015	1,757	2,240	$2.03
Options granted	(637)	637	3.06
Options exercised	-	(40)	2.06
Options forfeited	5	(5)	-
Options cancelled	29	(29)	2.20
Outstanding at June 30, 2016	1,154	2,803	$2.26
Exercisable at June 30, 2016		1,317	$1.82

There were 40,207 stock options exercised during the six months ended June 30, 2016.

OncoCyte recorded stock-based compensation expense in the following categories on the accompanying condensed statements of operations for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30, (Unaudited)
	2016	2015
Research and development	$96	$74
General and administrative	265	77
Total stock-based compensation expense	$361	$151

The assumptions that were used to calculate the grant date fair value of OncoCyte’s employee and non-employee stock option grants for the six months ended June 30, 2016 and 2015 were as follows.

	2016	2015
Expected life (in years)	6.36	6.07
Risk-free interest rates	1.37%	1.73%
Volatility	70.42%	73.02%
Dividend yield	-%	-%

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

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If OncoCyte had made different assumptions, its stock-based compensation expense and net loss for the six months ended June 30, 2016 and 2015 may have been significantly different.

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

8. Commitments and Contingencies

Master Lease Line Agreement

On April 7, 2016, OncoCyte entered into the Lease Agreement with an unrelated financing company for the purchase and financing of certain equipment. OncoCyte may use up to $875,000 for purchases of equipment financed by this Lease Agreement between March 29, 2016 through March 28, 2017, the expiration date of the availability of funds under the Lease Agreement. Each lease schedule OncoCyte enters into under the Lease Agreement must be in minimum increments of $50,000 each with a 36-month lease term, collateralized by the equipment financed under the lease schedule; each lease schedule requires a deposit for the first and last payment under that schedule. Monthly payments will be determined using a lease factor approximating an interest rate of 10% per annum. At the end of each lease schedule under the Lease Agreement, assuming no default has occurred, OncoCyte may either return the equipment financed under the schedule for a restocking fee of 7.5% of the original cost of the equipment or purchase the equipment from the financing company at a fair value not less than 12.5% of the original cost of the equipment. BioTime was named as a co-lessee under the Lease Agreement. If OncoCyte raises equity financing greater than $10 million, the lessor will release BioTime from the Lease Agreement as a co-lessee.

On April 7, 2016, OncoCyte entered into a lease schedule under the Lease Agreement for certain equipment costing approximately $458,000, requiring payments of $14,442 per month over 36 months. OncoCyte has accounted for this lease as a capital lease in accordance with ASC 840, Leases, due to the net present value of the payments under the lease approximating the fair value of the equipment at inception of the lease, or approximately $458,000. The payments under the lease schedule will be amortized to capital lease obligations and interest expense using the interest method at an imputed rate of approximately 10% per annum. As of June 30, 2016, there was approximately $417,000 available under the Lease Agreement for purchases and financing of equipment.

Litigation – General

OncoCyte will be subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters, and others. When OncoCyte is aware of a claim or potential claim, it will assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, OncoCyte will record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, OncoCyte will disclose the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. OncoCyte is not presently a party to any litigation.

Employment Contracts

OncoCyte has entered into employment contracts with certain executive officers. Under the provisions of the contracts, OncoCyte may be required to incur severance obligations for matters relating to changes in control, as defined, and involuntary terminations.

Indemnification

In the normal course of business, OncoCyte may provide indemnification of varying scope under OncoCyte’s agreements with other companies or consultants, typically OncoCyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, OncoCyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of OncoCyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to OncoCyte’s diagnostic tests. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments OncoCyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, OncoCyte has not been subject to any claims or demands for indemnification. OncoCyte also maintains various liability insurance policies that limit OncoCyte’s financial exposure. As a result, OncoCyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, OncoCyte has not recorded any liabilities for these agreements as of June 30, 2016 and December 31, 2015.

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

Critical Accounting Policies

This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses and analyzes data in our unaudited condensed interim financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual conditions may differ from our assumptions and actual results may differ from our estimates.

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended June 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Comparison of three and six months ended June 30, 2016 and 2015

The following tables show our operating expenses for the three and six months ended June 30, 2016 and 2015 (in thousands).

	Three Months Ended June 30,		$ Increase		% Increase
	2016	2015
Research and development expenses	$1,195	$886	$	+309	+34.9%
General and administrative expenses	1,337	519		+818	+157.6%

	Six Months Ended June 30,		$ Increase		% Increase
	2016	2015
Research and development expenses	$2,884	$2,004	$	+880	+43.9%
General and administrative expenses	2,580	769		+1,811	+235.5%

Research and development expenses

The following table shows the approximate amounts and percentages of our total research and development expenses of $2.9 million and $2.0 million allocated to our primary research and development projects during the six months ended June 30, 2016 and 2015, respectively (in thousands).

	Amount(1)		Percent
Program	2016	2015	2016	2015

General	$747	$632	25.9%	31.5%
Bladder cancer confirmatory diagnostic	270	576	9.4%	28.7%
Breast cancer confirmatory diagnostic	286	685	9.9%	34.2%
Lung cancer confirmatory diagnostic	1,489	73	51.6%	3.6%
Diagnostics laboratory	85	17	3.0%	0.9%
COLX	7	17	0.2%	0.9%
Prostate cancer confirmatory diagnostic	-	4	-%	0.2%
Total	$2,884	$2,004	100%	100%

(1)	Amount also includes certain general research and development expenses, such as laboratory supplies, laboratory expenses, rent allocated, and insurance allocated to research and development expenses, incurred directly by BioTime on behalf of OncoCyte and allocated to OncoCyte under the Shared Facilities Agreement.

Research and development expenses for the six months ended June 30, 2016 increased to $2.9 million from $2.0 million for the same period in 2015. The increases in research and development expenses during 2016 are primarily attributable to the following increases: $320,000 of outside research services, $214,000 of laboratory expenses, $139,000 of scientific consulting services, $113,000 of clinical trial expenses and $55,000 of business development expenses.

We increased our research and development expenses for the development of our lung cancer diagnostic test, and reduced our research and development expenses for our other cancer diagnostic tests, during the six months ended June 30, 2016 compared to the same period of 2015, reflecting our prioritization of the development of the lung cancer test. We expect to continue to incur a significant amount of research and development expenses during the foreseeable future.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2016 increased to $2.6 million from $769,000 for the same period in 2015. The increase in general and administrative expenses during 2016 is primarily attributable to the following increases: $400,000 of salaries and payroll related expenses allocated to general and administrative expenses, $276,000 of general consulting expenses, $201,000 of general and administrative expenses allocated to us by BioTime, $188,000 of stock based compensation expenses, $187,000 of transfer agent, stock listing and SEC filing expenses, $171,000 of accounting and audit related expenses, $169,000 of legal expenses and $98,000 of marketing research expenses. These increases are primarily as a result of increased staffing, including both management and consulting personnel, salary increases for our executive officers, and increased compliance costs related to being a publicly traded company.

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

Liquidity and Capital Resources

At June 30, 2016, we had $4.0 million of cash and cash equivalents and held BioTime common shares as available-for-sale securities valued at $1.6 million.

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

Cash used in operations

During the six months ended June 30, 2016 and 2015, our total research and development expenditures were $2.9 million and $2.0 million, respectively, and our general and administrative expenditures were $2.6 million and $769,000, respectively. Net loss for the six months ended June 30, 2016 and 2015 amounted to $5.5 million and $2.8 million, respectively. Net cash used in operating activities during these periods amounted to $4.0 million and $1.1 million, respectively. The amount by which our net loss exceeded net cash used in our operations during 2016 is primarily due to the following: $881,000 in amounts owed to BioTime; $361,000 in noncash stock-based compensation to employees, consultants and independent directors; $259,000 in prepaid expenses and other current assets; $175,000 in amortization of intangible assets and depreciation of equipment and furniture; and $111,000 in amount due from affiliates. This overall difference was offset to some extent by a decrease of $290,000 in accounts payable and accrued expenses.

Cash provided by investing activities

During the six months ended June 30, 2016 and 2015, we paid $54,000 and $0, respectively in security deposits and $10,000 and $11,000, respectively, for purchases of machinery and equipment.

Cash provided by financing activities

During the six months ended June 30, 2016, we received $82,000 in cash from the exercise of stock options. During the same period in 2015, we issued 1,500,000 shares of common stock for $3.3 million cash, or $2.20 per share.

Off-Balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our qualitative and quantitative market risk since the disclosure in our Annual Report on Form 10‑K for the year ended December 31, 2015.

Available for sale securities at fair value

We hold 619,706 BioTime common shares at fair value, therefore our available-for-sale investment value is subject to changes in the stock price of BioTime. BioTime common shares trade on the NYSE MKT under the ticker “BTX”. As of June 30, 2016, the 52 week high/low stock price per share range for BioTime was $2.02 - $4.51.

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

We have incurred operating losses since inception and we do not know if we will attain profitability

Since our inception in September 2009, we have incurred operating losses and negative cash flow and we expect to continue to incur losses and negative cash flow in the future. Our net losses for the six months ended June 30, 2016 and for the fiscal years ended December 31, 2015 and 2014 were approximately $5.5 million, $8.7 million and $5.0 million, respectively, and we had an accumulated deficit of approximately $29.6 million and $24.1 million as of June 30, 2016 and December 31, 2015, respectively. Since inception, we have financed our operations through the sale of our common stock, loans from BioTime and BioTime affiliates, and sale of BioTime common shares that we hold as available-for-sale securities. Although BioTime may continue to provide administrative support to us on a reimbursable basis, there is no assurance that BioTime will provide future financing. There is no assurance that we will be able to obtain any additional financing that we may need, or that any such financing that may become available will be on terms that are favorable to us and our shareholders. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our success in developing and marketing or licensing our diagnostic tests and technology.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6

Exhibit Numbers	Exhibit Description
3.1	Articles of Incorporation with all amendments (1)

3.2	Bylaws, as amended (1)

10.1	Second Amendment to License Agreement, dated January 25, 2016, between OncoCyte Corporation and The Wistar Institute of Anatomy and Biology *

31	Rule 13a-14(a)/15d-14(a) Certification *

32	Section 1350 Certification *

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed on November 23, 2015.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOCYTE CORPORATION

Date: August 11, 2016	/s/ William Annett
William Annett
President and Chief Executive Officer

Date: August 11, 2016	/s/ Russell L. Skibsted
Russell L. Skibsted
Chief Financial Officer