Form 10-Q
period 2016-09-30
OncoCyte Corp
filed 2016-11-10
CIK 1642380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 27, 2016, there were outstanding 28,709,348 shares of common stock, no par value.

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

Item 1.	Financial Statements

ONCOCYTE CORPORATION
CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	September 30, 2016 (Unaudited)	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,674	$7,996
BioTime shares held as available-for-sale securities, at fair value	2,417	2,541
Prepaid expenses and other current assets	191	388
Total current assets	15,282	10,925

NONCURRENT ASSETS
Intangible assets, net	1,049	1,230
Equipment and furniture, net	475	576
Deposits	54	-
TOTAL ASSETS	$16,860	$12,731

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Amount due to parent, BioTime	$2,105	$807
Amount due to affiliates	151	40
Accounts payable	870	285
Accrued expenses and other current liabilities	669	1,182
Capital lease liability, current portion	173	-
Total current liabilities	3,968	2,314
Capital lease liability, net of current portion	211	-
TOTAL LIABILITIES	4,179	2,314

Commitments and contingencies (see Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value, 50,000 shares authorized; 28,677 and 25,391 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	45,354	34,901
Accumulated other comprehensive loss on available-for-sale securities	(474)	(350)
Accumulated deficit	(32,199)	(24,134)
Total stockholders’ equity	12,681	10,417
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,860	$12,731

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONCOCYTE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
EXPENSES:
Research and development	$(1,363)	$(1,094)	$(4,246)	$(3,098)
General and administrative	(1,219)	(1,312)	(3,800)	(2,081)
Total operating expenses	(2,582)	(2,406)	(8,046)	(5,179)

Loss from operations	(2,582)	(2,406)	(8,046)	(5,179)

OTHER INCOME (EXPENSES), NET
Interest expense, net	(13)	(9)	(19)	(16)
Other expenses, net	-	(1)	-	(1)
Total other expenses, net	(13)	(10)	(19)	(17)

NET LOSS	$(2,595)	$(2,416)	$(8,065)	$(5,196)

Basic and diluted net loss per share	$(0.10)	$(0.12)	$(0.31)	$(0.26)

Weighted average common shares outstanding: basic and diluted	26,560	20,970	25,797	19,803

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONCOCYTE CORPORATION
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NET LOSS	$(2,595)	$(2,416)	$(8,065)	$(5,196)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on BioTime shares held as available-for-sale securities	799	(532)	(124)	(620)
COMPREHENSIVE LOSS	$(1,796)	$(2,948)	$(8,189)	$(5,816)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONCOCYTE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,065)	$(5,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	102	32
Amortization of intangible assets	181	181
Stock-based compensation	619	831
Contingently issuable warrant expense to investors	-	65
Changes in operating assets and liabilities:
Amount due to parent, BioTime	1,299	1,290
Amount due to affiliates	111	(119)
Prepaid expenses and other current assets	197	94
Accounts payable and accrued liabilities	548	275
Accrued interest on related party convertible debt	-	13
Net cash used in operating activities	(5,008)	(2,534)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(19)	(11)
Proceeds from sale of BioTime shares	-	44
Security deposit	(54)	-
Net cash (used in) provided by investing activities	(73)	33

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares and warrants	10,550	-
Financing costs paid to issue common shares and warrants	(800)	-
Proceeds from issuance of common shares	-	11,650
Proceeds from exercise of options	83	4
Repayment of capital lease obligation	(74)	-
Net cash provided by financing activities	9,759	11,654

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,678	9,153
CASH AND CASH EQUIVALENTS:
At beginning of the period	7,996	257
At end of the period	$12,674	$9,410

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

BioTime has consolidated the results of OncoCyte into BioTime’s consolidated results based on BioTime’s ability to control OncoCyte’s operating and financial decisions and policies through its majority ownership of OncoCyte common stock throughout the periods presented. BioTime owned 51.2% and 57.8% of the outstanding common stock of OncoCyte at September 30, 2016 and December 31, 2015, respectively (see Note 5).

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

Liquidity

For all periods presented, OncoCyte had generated no revenues. Since inception, OncoCyte has financed its operations through the sale of its common stock and other equity securities, including sales of common stock to BioTime, loans from BioTime and other BioTime affiliates, and sales of BioTime common shares that OncoCyte holds as available-for-sale securities. On August 29, 2016, OncoCyte completed an equity financing and raised $9.8 million in net proceeds after discounts, commissions and expenses (see Note 5). OncoCyte has incurred operating losses and negative cash flows since inception, and had an accumulated deficit of $32.2 million and $24.1 million at September 30, 2016 and December 31, 2015, respectively.

OncoCyte plans to continue to invest significant resources in research and development in the field of molecular cancer diagnostics. OncoCyte expects to continue to incur operating losses and negative cash flows. The unavailability or inadequacy of financing to meet future capital needs could force OncoCyte to modify, curtail, delay, or suspend some or all aspects of its planned operations. Sales of additional equity securities could result in the dilution of the interests of its shareholders. OncoCyte will need to obtain additional debt or equity capital in order to continue to finance its operations. OncoCyte cannot assure that such financing will be available on favorable terms, if at all.

As of September 30, 2016, OncoCyte had $12.7 million in cash and cash equivalents and held BioTime shares available-for-sale, valued at $2.4 million, which OncoCyte may use for working capital purposes, as necessary. Based on cash and available-for-sale securities currently on hand and projected rates of expenditure, OncoCyte believes that it will be able to fund ongoing operations through the third quarter of 2017. OncoCyte will need to raise additional capital until such time as it is able to commercialize its cancer diagnostic tests and generate sufficient revenue to fund its operations.

2.	Summary of Significant Accounting Policies

Net loss per common share

The computations of basic and diluted net loss per share of common stock are as follows (in thousands, except per share amounts):

	Nine Months Ended September 30, (Unaudited)
	2016	2015
Net loss	$(8,065)	$(5,196)
Weighted average common shares outstanding – basic and diluted	25,797	19,803
Net loss per share – basic and diluted	$(0.31)	$(0.26)

The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Nine Months Ended September 30, (Unaudited)
	2016	2015
Stock options	2,947	2,235
Warrants	3,246	-

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

On January 5, 2016, the FASB issued Accounting Standards Update 2016-01, “Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU No. 2016-01). Changes to the current GAAP model primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU No. 2016-01 clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The more significant amendments are to equity investments in unconsolidated entities. In accordance with ASU No. 2016-01, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification (changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. The classification and measurement guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. ASU No. 2016-01, when adopted, could have a material impact to OncoCyte’s financial statements based on the current accounting for shares of BioTime common stock OncoCyte holds as available-for-sale securities.

3.	Selected Balance Sheet Components

Prepaid expenses and other current assets

As of September 30, 2016 and December 31, 2015, prepaid expenses and other current assets were comprised of the following (in thousands):

	September 30, 2016 (Unaudited)	December 31, 2015
Prepaid license fees	$16	$19
Outside research	-	366
Insurance	11	-
Other prepaid expenses and current asset	164	3
Prepaid expenses and other current assets	$191	$388

Accrued expenses and other current liabilities

As of September 30, 2016 and December 31, 2015, accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30, 2016 (Unaudited)	December 31, 2015
Accrued bonuses and payroll related expenses	$303	$325
Other accrued expenses	366	857
Accrued expenses and other current liabilities	$669	$1,182

Intangible assets, net

As of September 30, 2016 and December 31, 2015, intangible assets were comprised of the following (in thousands):

	September 30, 2016 (Unaudited)	December 31, 2015
Intangible assets	$2,419	$2,419
Accumulated amortization	(1,370)	(1,189)
Intangible assets, net	$1,049	$1,230

Amortization expense amounted to $60,000 and $181,000 for the three and nine months ended September 30, 2016, respectively and in the same respective periods in 2015.

Equipment and furniture, net

As of September 30, 2016 and December 31, 2015, equipment and furniture were comprised of the following (in thousands):

	September 30, 2016 (Unaudited)	December 31, 2015
Equipment and furniture	$751	$750
Accumulated depreciation	(276)	(174)
Equipment and furniture, net	$475	$576

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

BioTime charges OncoCyte a Use Fee for services received and usage of facilities, equipment, and supplies. For each billing period, BioTime prorates and allocates costs incurred, as applicable, to OncoCyte, such costs include services of Bio Time employees, equipment, insurance, lease, professional, software, supplies and utilities. Allocation depends on key cost drivers including actual documented use, square footage of facilities used, time spent, costs incurred by or for OncoCyte, or upon proportionate usage by BioTime and OncoCyte, as reasonably estimated by BioTime (collectively “Use Fees”). BioTime, at its discretion, has the right to charge OncoCyte a 5% markup on such allocated costs although BioTime has not elected to charge this markup since the inception through the end of 2015, but commenced charging the markup under the Shared Facilities Agreement in 2016. The allocated cost of BioTime employees and contractors who provide services is based upon records maintained of the number of hours of such personnel devoted to the performance of services.

The Use Fee is determined and invoiced to OncoCyte on a quarterly basis for each calendar quarter of each calendar year. If the Shared Facilities Agreement terminates prior to the last day of a billing period, the Use Fee will be determined for the number of days in the billing period elapsed prior to the termination of the Shared Facilities Agreement. Each invoice will be payable in full by OncoCyte within 30 days after receipt. Any invoice, or portion thereof, not paid in full when due will bear interest at the rate of 15% per annum until paid, unless the failure to make a payment is due to any inaction or delay in making a payment by BioTime employees from OncoCyte funds available for such purpose, rather than from the unavailability of sufficient funds legally available for payment or from an act, omission, or delay by any employee or agent of OncoCyte. Through September 30, 2016 BioTime has not charged OncoCyte any interest.

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

BioTime allocated and charged Use Fees to OncoCyte approximating $199,000 and $135,000 included in general and administrative expenses, and $144,000 and $133,000 included in research and development expenses included in the statements of operations for the three months ended September 30, 2016 and 2015, respectively. BioTime allocated and charged Use Fees to OncoCyte approximating $579,000 and $379,000 included in general and administrative expenses, and $536,000 and $435,000 included in research and development expenses included in the statements of operations for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016 and December 31, 2015, OncoCyte had $2.3 million and $847,000 payable to BioTime and affiliates included in current liabilities in connection with the costs incurred under the Shared Facilities Agreement. Since these amounts are due and payable within 30 days after being invoiced, the payables are classified as current liabilities for all periods presented.

Master Lease Line Agreement

On April 7, 2016, OncoCyte entered into a Master Lease Line Agreement (the “Lease Agreement”) with an unrelated financing company for the purchase and financing of certain equipment. BioTime was named as a co-lessee under the Lease Agreement. Upon OncoCyte’s completion of the equity financing on August 29, 2016 discussed in Note 5, the financing company released BioTime from the Lease Agreement as a co-lessee (see Note 8).

5.	Shareholders’ Equity

Preferred Stock

OncoCyte is authorized to issue up to 5,000,000 shares of no par value preferred stock. As of September 30, 2016, no preferred shares were issued or outstanding.

Common Stock

Issuance of common stock and warrants

On August 29, 2016, OncoCyte sold an aggregate of 3,246,153 immediately separable units, with each unit consisting of one share of OncoCyte common stock and one warrant to purchase one share of OncoCyte common stock (the “Offering Warrants”), at a price of $3.25 per unit (the “Offering”). The sales were made pursuant to the terms and conditions of certain Purchase Agreements between OncoCyte and the purchasers in the Offering. The purchasers included certain OncoCyte existing shareholders other than BioTime. At the close of the Offering, BioTime’s percentage ownership of the outstanding common stock of OncoCyte declined to 51.2% through which BioTime retained a controlling interest in OncoCyte. OncoCyte received $9.8 million in net proceeds after discounts, commissions and expenses from the Offering. OncoCyte will use the proceeds from the Offering for funding its operations or for working capital or other general corporate purposes.

Pursuant to the terms of the Purchase Agreements, on September 26, 2016, OncoCyte filed a resale registration statement on Form S-1, referred to as the Resale Registration Statement, with the Securities and Exchange Commission, or SEC, to register for sale under the Securities Act of 1933, as amended, or the Securities Act, the shares of OncoCyte common stock sold in the Offering and the shares of OncoCyte common stock, or Warrant Shares, that may be issued if the Warrants are exercised. The SEC declared the Resale Registration Statement effective on October 20, 2016. OncoCyte has agreed to use commercially reasonable efforts to maintain the effectiveness of the Resale Registration Statement under the Securities Act until the earlier of (i) the date that all shares of its common stock covered by the Resale Registration Statement have been sold or can be sold publicly without restriction or limitation under Rule 144 (including, without limitation, the requirement to be in compliance with Rule 144(c)(1)), or (ii) August 29, 2018.

OncoCyte was in compliance with the aforementioned terms of the Purchase Agreement as of the date of this report.

Offering Warrants

The Offering Warrants have an exercise price of $3.25 per Warrant Share, and may be exercised for five years from October 17, 2016, the date the Offering Warrants became exercisable. The Warrants may be exercised on a net “cashless exercise” basis, meaning that the value of a portion of Warrant Shares may be used to pay the exercise price (rather than payment in cash), in certain circumstances, including if the Resale Registration Statement is not effective when and as required by the Purchase Agreements. The exercise price and the number of Warrant Shares will be adjusted to account for certain transactions, including stock splits, dividends paid in common stock, combinations or reverse splits of common stock, or reclassifications of common stock.

Under certain provisions of the OncoCyte Offering Warrants, in the event of a Fundamental Transaction, as defined in the Offering Warrants, OncoCyte will use reasonable best efforts for the acquirer, or any successor entity other than OncoCyte, to assume the Offering Warrants. If the acquirer does not assume the OncoCyte Offering Warrant obligations, then the acquirer shall pay the holders of Offering Warrants an amount equal to the aggregate value equal to the Black Scholes Value, as defined in the Offering Warrants. The payment of the Black Scholes Value shall be made in cash or such other consideration as the acquirer paid to the other OncoCyte shareholders in the Fundamental Transaction.

OncoCyte is not required to net cash settle the Offering Warrants under any circumstance. OncoCyte considered the guidance in ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. Since solely an acquirer, and not OncoCyte itself, may be required to net cash settle the Offering Warrants in the event of a Fundamental Transaction, the Offering Warrants are classified as equity.

Stock option exercises

During the nine months ended September 30, 2016, 40,207 shares of common stock were issued upon the exercise of stock options, from which OncoCyte received approximately $83,000 in cash proceeds.

6.	Stock-based Compensation

Options Granted

OncoCyte has adopted a Stock Option Plan (the “Plan”) under which 4,000,000 shares of common stock are authorized for the grant of stock options or the sale of restricted stock. The Plan also permits OncoCyte to issue such other securities as its Board of Directors or the Compensation Committee administering the Plan may determine.

As of September 30, 2016, 1,010,417 shares of common stock were available for future grants under the Plan.

A summary of OncoCyte stock option activity under the Plan and related information follows (in thousands except weighted average exercise price):

Options	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2015	1,757	2,240	$2.03
Options granted	(782)	782	3.35
Options exercised	-	(40)	2.06
Options forfeited	5	(5)	2.16
Options cancelled	30	(30)	2.00
Outstanding at September 30, 2016	1,010	2,947	$2.38
Exercisable at September 30, 2016		1,457	$1.82

There were 40,207 stock options exercised during the nine months ended September 30, 2016.

OncoCyte recorded stock-based compensation expense in the following categories on the accompanying unaudited condensed statements of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$78	$164	$174	$238
General and administrative	180	517	445	593
Total stock-based compensation expense	$258	$681	$619	$831

The weighted average assumptions used to calculate the grant date fair value of OncoCyte’s employee and non-employee stock option grants for the nine months ended September 30, 2016 and 2015 were as follows:

	2016	2015
Expected life (in years)	6.33	6.89
Risk-free interest rates	1.37%	1.81%
Volatility	69.40%	74.25%
Dividend yield	0.00%	0.00%

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

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If OncoCyte had made different assumptions, its stock-based compensation expense and net loss for the three and nine months ended September 30, 2016 and 2015 may have been significantly different.

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

7. Income Taxes

The provision for income taxes is determined using an annual estimated effective tax rate. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, if any, and changes in or the interpretation of tax laws in jurisdictions where OncoCyte conducts business.

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

Master Lease Line Agreement

On April 7, 2016, OncoCyte entered into the Lease Agreement with an unrelated financing company for the purchase and financing of certain equipment. OncoCyte may use up to $875,000 for purchases of equipment financed by the Lease Agreement between March 29, 2016 through March 28, 2017, the expiration date of the availability of funds under the Lease Agreement. Each lease schedule OncoCyte enters into under the Lease Agreement must be in minimum increments of $50,000 each with a 36-month lease term, collateralized by the equipment financed under the lease schedule. Each lease schedule requires a deposit for the first and last payment under that schedule. Monthly payments will be determined using a lease factor approximating an interest rate of 10% per annum. At the end of each lease schedule under the Lease Agreement, assuming no default has occurred, OncoCyte may either return the equipment financed under the schedule for a restocking fee of 7.5% of the original cost of the equipment or purchase the equipment from the financing company at a fair value not less than 12.5% of the original cost of the equipment.

On April 7, 2016, OncoCyte entered into a lease schedule under the Lease Agreement for certain equipment costing approximately $458,000, requiring payments of $14,442 per month over 36 months. OncoCyte has accounted for this lease as a capital lease in accordance with ASC 840, Leases, due to the net present value of the payments under the lease approximating the fair value of the equipment at inception of the lease, or approximately $458,000. The payments under the lease schedule will be amortized to capital lease obligations and interest expense using the interest method at an imputed rate of approximately 10% per annum. As of September 30, 2016, there was approximately $417,000 available under the Lease Agreement for future purchases and financing of equipment.

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

Indemnification

In the normal course of business, OncoCyte may provide indemnification of varying scope under OncoCyte’s agreements with other companies or consultants, typically OncoCyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, OncoCyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of OncoCyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to OncoCyte’s diagnostic tests. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments OncoCyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, OncoCyte has not been subject to any claims or demands for indemnification. OncoCyte also maintains various liability insurance policies that limit OncoCyte’s financial exposure. As a result, OncoCyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, OncoCyte has not recorded any liabilities for these agreements as of September 30, 2016 and December 31, 2015.

9.	Subsequent Event

On October 13, 2016, OncoCyte entered into another lease schedule under the Lease Agreement (see Note 8) for certain equipment having a cost of approximately $259,000.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended September 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Comparison of three and nine months ended September 30, 2016 and 2015

The following tables show our operating expenses for the three and nine months ended September 30, 2016 and 2015 (in thousands).

	Three Months Ended September 30,		$ Increase		% Increase
	2016	2015
Research and development expenses	$1,363	$1,094	$	+269	+24.6%
General and administrative expenses	1,219	1,312		-93	-7.1%

	Nine Months Ended September 30,		$ Increase		% Increase
	2016	2015
Research and development expenses	$4,246	$3,098	$	+1,148	+37.1%
General and administrative expenses	3,800	2,081		+1,719	+82.6%

Research and development expenses

The following table shows the approximate amounts and percentages of our total research and development expenses of allocated to our primary research and development projects during the nine months ended September 30, 2016 and 2015, respectively (in thousands).

	Amount(1)		Percent
Program	2016	2015	2016	2015
General	$1,105	$1,091	26.0%	35.2%
Lung cancer confirmatory diagnostic	2,313	193	54.5%	6.3%
Bladder cancer confirmatory diagnostic	363	682	8.5%	22.0%
Breast cancer confirmatory diagnostic	318	1,032	7.5%	33.3%
Diagnostics laboratory	139	47	3.3%	1.5%
COLX	8	53	0.2%	1.7%
Total	$4,246	$3,098	100%	100%

(1)
Amount also includes certain general research and development expenses, such as laboratory supplies, laboratory expenses, rent allocated, and insurance allocated to research and development expenses, incurred directly by BioTime on behalf of OncoCyte and allocated to OncoCyte under the Shared Facilities Agreement.

The increases in research and development expenses for the three and nine months ended September 30, 2016 are primarily attributable to increases in laboratory expenses, business development expenses, outside research services, clinical trial expenses and scientific consulting services.

We increased our research and development expenses for the development of our lung cancer diagnostic test, and reduced our research and development expenses for our other cancer diagnostic tests, during the three and nine months ended September 30, 2016 compared to the same periods of 2015, reflecting our prioritization of the development of the lung cancer test. We expect to continue to incur a significant amount of research and development expenses during the foreseeable future.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2016 decreased in comparison to the comparable period in 2015. During 2015 we incurred expenses for multi-year audits and quarterly reviews required for registering with the SEC to become a public company. However, during the three months ended September 30, 2016 we incurred increases in salaries and payroll related expenses, general consulting expenses, general and administrative expenses allocated to us by BioTime, transfer agent, stock listing and SEC filing expenses, legal expenses, outside director compensation expenses, marketing research expenses and other general administrative expenses, which also accounted for the increase in general and administrative expense for the nine months ended September 30, 2016 compared to the comparable period in 2015. These increases are primarily the result of increased staffing, including both management and consulting personnel, salary increases for our executive officers, and increased compliance costs related to being a publicly traded company.

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

Liquidity and Capital Resources

At September 30, 2016, we had $12.7 million of cash and cash equivalents and held BioTime common shares as available-for-sale securities valued at $2.4 million.

Based on cash and other liquid assets currently on hand and projected rates of expenditure we believe that we will be able to fund our ongoing operations through the third quarter of 2017. We will need to raise additional capital until such time as we are able commercialize our cancer diagnostic tests and generate sufficient revenue to fund our operations. We cannot assure that such financing will be available on favorable terms, if at all. Since inception, we have financed our operations through the sale of our common stock and warrants, loans from BioTime and BioTime affiliated entities, and the sale of BioTime common shares. Although BioTime has previously provided us with equity capital and loans, and may continue to provide administrative support to us on a reimbursable basis, there is no assurance that BioTime will provide future financing. The amount of revenue that may be earned through the licensing and sale of our diagnostic tests and technology, if any revenue is earned at all, the timing of the receipt of diagnostic test sales revenues, license fees, and royalty payments, if any at all, are uncertain. The unavailability or inadequacy of financing or revenues to meet our capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Sales of additional equity securities could result in the dilution of the interests of our shareholders.

Cash used in operations

During the nine months ended September 30, 2016 and 2015, our total research and development expenditures were $4.2 million and $3.1 million, respectively, and our general and administrative expenditures were $3.8 million and $2.1 million, respectively. Net loss for the nine months ended September 30, 2016 and 2015 amounted to $8.1 million and $5.2 million, respectively. Net cash used in operating activities during these periods amounted to $5.0 million and $2.5 million, respectively. The amount by which our net loss exceeded net cash used in our operations during 2016 is primarily due to the following: $1.3 million increase in amounts owed to BioTime; $548,000 increase in accounts payable and accrued liabilities; $619,000 in noncash stock-based compensation to employees, consultants and independent directors; $197,000 decrease in prepaid expenses and other current assets; $283,000 in amortization expense of intangible assets and depreciation expense of equipment and furniture; and $111,000 in amounts owed to affiliates.

Cash provided by investing activities

During the nine months ended September 30, 2016 and 2015, we paid $54,000 and $0, respectively in security deposits and $19,000 and $11,000, respectively, for purchases of machinery and equipment.

Cash provided by financing activities

During the nine months ended September 30, 2016, we received $9.8 million in net proceeds from the August 29, 2016 Offering and $83,000 in cash from the exercise of stock options. During the same period in 2015, we received $8.3 million in cash from the sale of 2,710,857 shares of our common stock to BioTime and $3.3 million in cash from the sale of 1,500,000 shares of our common stock to two other shareholders for $2.20 per share.

Off-Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our qualitative and quantitative market risk since the disclosure in our Annual Report on Form 10‑K for the year ended December 31, 2015.

Available for sale securities at fair value

We hold 619,706 BioTime common shares at fair value as available for sale securities. Those shares are subject to changes in market value. BioTime common shares trade on the NYSE MKT under the ticker “BTX”. As of September 30, 2016, the 52 week high/low stock price per share range for BioTime was $2.08 - $4.38.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”). Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Following this review and evaluation, the principal executive officer and principal financial officer determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer, and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our business is subject to various risks, including those described below. You should consider the following risk factors, together with all of the other information included in this report and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2015, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016, which could materially adversely affect our proposed operations, business prospects, and financial condition, and the value of an investment in our business. There may be other factors that are not mentioned here or of which we are not presently aware that could also affect our business operations and prospects.

We have incurred operating losses since inception and we do not know if we will attain profitability

Since our inception in September 2009, we have incurred operating losses and negative cash flow and we expect to continue to incur losses and negative cash flow in the future. Our net losses for the nine months ended September 30, 2016 and for the fiscal years ended December 31, 2015 and 2014 were approximately $8.1 million, $8.7 million and $5.0 million, respectively, and we had an accumulated deficit of approximately $32.2 million and $24.1 million as of September 30, 2016 and December 31, 2015, respectively. Since inception, we have financed our operations through the sale of our common stock and warrants, loans from BioTime and BioTime affiliates, and sale of BioTime common shares that we hold as available-for-sale securities. Although BioTime may continue to provide administrative support to us on a reimbursable basis, there is no assurance that BioTime will provide future financing. There is no assurance that we will be able to obtain any additional financing that we may need, or that any such financing that may become available will be on terms that are favorable to us and our shareholders. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our success in developing and marketing or licensing our diagnostic tests and technology.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6

Exhibit Numbers	Exhibit Description
3.1	Articles of Incorporation with all amendments (1)

3.2	By-Laws, as amended (1)

10.1	Form of OncoCyte Corporation Securities Purchase Agreement (2)

10.2	Alternate Form of OncoCyte Corporation Securities Purchase Agreement (2)

10.3	Form of OncoCyte Corporation Warrant (2)

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101	Interactive Data Files

101 INS	XBRL Instance Document*

101SCH	XBRL Taxonomy Extension Schema*

101CAL	XBRL Taxonomy Extension Calculation Linkbase*

101LAB	XBRL Taxonomy Extension Label Linkbase*

101PRE	XBRL Taxonomy Extension Presentation Linkbase*

101DEF	XBRL Taxonomy Extension Definition Document*

(1)	Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed on November 23, 2015.

(2)	Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2016.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOCYTE CORPORATION

Date: November 10, 2016	/s/ William Annett
William Annett
President and Chief Executive Officer

Date: November 10, 2016	/s/ Russell L. Skibsted
Russell L. Skibsted
Chief Financial Officer