Form 10-K
period 2016-12-31
OncoCyte Corp
filed 2017-02-27
CIK 1642380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes   ☐  No   ☒

The approximate aggregate market value of shares of voting common stock held by non-affiliates computed by reference to the price at which shares of common stock were last sold as of June 30, 2016 was $14.7 million. Shares held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 17, 2017, there were outstanding 29,361,616 shares of common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2017 Annual Meeting of Shareholders are incorporated by reference in Part III

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

PRELIMINARY NOTE ABOUT OWNERSHIP OF OUR COMMON STOCK

As of February 17, 2017, we had 277 shareholders of record and there were 29,361,616 shares of our common stock outstanding, of which 14,674,244 shares were held by our parent BioTime, Inc. ("BioTime"). The shares held by BioTime account for less than 50% of our common stock outstanding as a whole. Accordingly, effective February 17, 2017, we are a no longer a consolidated subsidiary of BioTime. See Note 10 of our financial statements included elsewhere in this Annual Report.

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

Overview

Our mission is to develop highly accurate, easy to administer, non-invasive molecular diagnostic tests to improve the standard of care for cancer diagnosis to better meet the needs of patients, physicians and payers.  Our initial focus will be confirmatory diagnostics, utilizing novel liquid biopsy technology, for use in conjunction with imaging to confirm initial suspicious imaging results such as lung nodules and breast lumps within certain oncology indications. In addition, we may develop screening diagnostics as potential replacements for screening imaging protocols that do not meet the needs of patients, health care providers or payers. For some indications, we may also pursue the probability of recurrence of a specific cancer through the development of prognostics; or companion diagnostics that help a physician determine which therapy is the optimal treatment for the patient.

Our initial liquid biopsy diagnostic tests will be confirmatory diagnostics and are being developed to reduce false positive results associated with current diagnostic protocols. These new diagnostic tests are intended to:

•	Reduce unnecessary and sometimes risky procedures, as well as lower the cost of care through the avoidance of more expensive diagnostic procedures, including invasive biopsy and cystoscopic procedures

•	Improve the quality of life for cancer patients by reducing the anxiety associated with non-definitive diagnoses; and

•	Improve health outcomes through avoidance of unnecessary invasive procedures

We are currently developing diagnostic tests for three types of cancer: lung cancer, breast cancer, and bladder cancer.  Our strategic focus is to develop diagnostic tests in areas of high unmet need.

We were incorporated in 2009 in the state of California. Our principal executive offices are located at 1010 Atlantic Avenue, Suite 102, Alameda, California 94501. Our telephone number is (510) 775-0515.

Business Strategy

Our strategy is to identify medical indications where current diagnostic technology is not meeting the needs of patients, physicians, or payers due to poor early detection and/or a large number of false positives.  The current standard of care requires patients to endure unnecessary, costly and risky additional confirmatory procedures. By focusing on what we believe to be the biggest unmet needs with manageable technological hurdles and potentially rapid times to market we believe our strategy is an efficient and risk-balanced use of capital and human resources.

Unmet need, as we see it, can be defined from the physician and payer perspective as low five year survival rates and as low specificity or high numbers of false positive test results.  Oncology indications that fit these parameters include lung and breast cancer, as can be seen in the following graphic.  Additionally, our strategy is to focus on indications where competition is low, a specialty sales force can be leveraged and that do not require the presence of a large primary care sales force.

We are developing liquid biopsy (i.e. blood and urine based) molecular cancer diagnostics utilizing a discovery platform that focuses on identifying genetic markers expressed in specific types of cancer. The diagnostic markers we have discovered thus far may address unmet needs in cancer diagnostic indications that have a strong potential to generate short- to mid-term revenues. Our approach is based on focusing on unmet medical needs, large market sizes and ease of use of the product.

Our current development strategy for cancer diagnostic tests is to develop, evaluate and validate specific diagnostics using methods of detecting proteins, messenger RNA (“mRNA”) or micro RNA (“miRNA”). We believe that this approach allows us to have a broader look into the genetic markers that differentially express in cancer. Differential expression means that we are looking for proteins, mRNA or miRNA that are present in bodily fluids more often or less often when the patient has a specific type of cancer present in their body as compared to patients with no cancer. These elements in the bodily fluids are referred to as biomarkers. Our development strategy will be matched to our market planning strategy to determine which:

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

Diagnostic Tests

Based on substantial unmet needs, large markets, and data generated thus far from patient serum (blood) or urine screening, we are focusing our efforts on biomarkers associated with lung, breast and bladder cancers. Our approach is based on utilizing detectable amounts of cancer-associated biomarkers in patients with early-stage disease. Our identification of certain combinations of biomarkers in lung, breast and bladder cancer as well as clinician and payer feedback on unmet need has led us to identify promising initial indications and target analytes.

The relative ease of administering a liquid biopsy diagnostic and cost savings due to the elimination of unnecessary costlier and invasive surgical biopsy procedures, we believe, will make liquid biopsy diagnostic tests useful as routine tests that could be performed in men and women of any age and at any desired frequency in conjunctions with normal screening procedures to detect lung, breast or bladder cancer. If successful, our tests will initially reduce diagnosis uncertainty and eliminate unnecessary down-stream procedures resulting from indeterminate low dose computed tomography (“LDCT”), mammography, or cytology results.

We intend to initially develop and market a lung cancer diagnostic test in the United States before seeking regulatory approvals required to market the diagnostic test in other countries. The lung cancer test to be developed will be a blood confirmatory test for cancer biomarkers, which will be used in conjunction with LDCT for patients with indeterminate pulmonary nodules to help clinicians triage patients for follow-up procedures.  The test will be regulated under the Clinical Laboratory Improvements Amendment (“CLIA”) as a laboratory diagnostic test or "LDT". We may also pursue approvals from the United States Food and Drug Administration (the “FDA”) or through the European Directive on in vitro diagnostics (“IVDs”) for any IVDs that we may develop.

We have begun establishing a CLIA laboratory in Alameda, California.  Work that has been completed as of January 30th 2017 includes ordering and installation of necessary equipment needed for a potential launch and hiring of quality assurance and laboratory personnel.  We currently plan to seek certification for our laboratory during the second quarter of 2017.  This certification, along with additional certifications that we will seek over the next 18 months, may potentially allow us to offer our initial lung cancer test in all 50 states.

Types of Diagnostic Use

Once we have completed development of a liquid biopsy diagnostic test and receive certification of our CLIA lab, we may commence marketing that diagnostic test for one or more specific kinds of use which relate to the kind of diagnostic evaluation that a physician is performing for a patient. Our diagnostics may have one or more of four different types of use depending on the type of cancer and the performance of the diagnostic. These intended uses include:

•
Prognostic diagnostics – diagnostics used to predict the probability of a patient developing certain kinds of  cancer.  An example of this test is a BRCA test, which gives a probability of a women developing breast or ovarian cancer

•
Screening diagnostics – screening diagnostics would replace or be used as an alternative to existing screening procedures. A screener diagnostic for breast cancer could be used as an alternative to mammograms for all women, or yearly mammograms and MRIs for women with a family history of breast cancer, BRCA mutations or dense breast tissue. This test could become part of a routine annual or other periodic physical examination;

•
Confirmatory diagnostics – confirmatory diagnostics are used in conjunction with a current standard of care screening procedure. For example, our lung confirmatory diagnostic would be used in conjunction with LDCT to confirm a suspicious nodule by yielding a secondary suspicious versus benign result. In the case of a benign result, the patient would not need additional invasive procedures to determine the presence of cancer. In the case of a suspicious result, additional procedures would be highly warranted;

•	Companion diagnostics – used by physicians to help determine an optimal therapy for a specific patient. An example of this would be HER2+ and Herceptin.

•
Recurrence diagnostics are used for patients who had previously been diagnosed with cancer but are currently in remission. In the case of our bladder diagnostic, the test could be used in lieu of a painful, costly cystoscopy to confirm whether the cancer has returned. This test could become part of the follow-up examination of bladder cancer patients; and

Currently we are focused on diagnostics to detect early stage cancer due to the market opportunity associated with these types of diagnostics. Piper Jaffrey estimated that the domestic revenue opportunity for initial diagnosis assays is $15 billion. This is over twice the size of companion/treatment monitoring diagnostics or recurrence diagnostics.

Estimated United States Cancer Diagnostic Market
Revenue by Diagnostic Type

Source:  The 2015 Liquid Biopsy Report Piper Jaffrey September 2015
Information on Prognostic is not available

Oncology Diagnostic Tests Progress to Date

We first announced the development of our confirmatory and screening diagnostics in December 2011 and in conjunction with the Wistar Institute of Anatomy and Biology (“Wistar”), some of whose research in the lung cancer area we have sponsored, we have achieved several key advances since then, including:

•
Podium presentation by Wistar of preliminary findings of a proof of concept at American Thoracic Society in May 2015 showing an Area Under the Curve (AUC) of 0.88 for a lung confirmatory mRNA and miRNA classifier

•	Supported Wistar’s initiation of a clinical study in 2015 collecting blood samples from patients undergoing LDCTs for the detection of lung cancer

•	Initiated a first and second clinical study collecting urine samples from patients undergoing cystoscopies to support development of confirmatory and recurrence diagnostics for bladder cancer

•	Presented preliminary findings at American Association for Cancer Research in April 2015 showing an AUC of 0.91 for our bladder cancer confirmatory and recurrence diagnostic

•	Developed a preliminary classifier diagnostic for breast cancer based on a number of mRNA biomarkers

•	Filed several patent applications in the United States and worldwide with claims covering use of various cancer markers in the diagnosis and/or prognosis of various cancers

•
Podium presentation by Wistar of a larger proof of concept for a lung confirmatory diagnostic (610 samples) at the Chest conference in October 2016 showing an AUC of 0.82 and sensitivity of 90% and specificity of 62%.

•
Poster presentation at San Antonio Breast Cancer Symposium in December of 2016 of a small proof of concept study for a breast confirmatory diagnostic comprised of protein markers with a classifier producing an AUC of  0.92 and a sensitivity of 90% and specificity of 76%

The AUC of a test referenced above is sometimes known as a ROC score and is a measure that combines sensitivity and specificity to express the test’s total accuracy, with 1.0 being perfect accuracy and 0.50 being a random result. Sensitivity and specificity are statistical measures of test performance, with sensitivity measuring the percentage of malignant nodules that are identified correctly by the test and specificity measuring the percentage of benign nodules correctly identified.

The Development Pathway

Our liquid biopsy diagnostic tests for cancer will, in general, each go through four stages of development prior to commercialization: 1) Research, 2) Assay development, 3) R&D validation studies, and 4) Clinical validation. The following graph illustrates the development pathway.  Although the pathway diagram shows the development process as linear, in practice certain stages of the process may be conducted concurrently rather than sequentially or portions of certain stages may overlap. This general development flow may be customized for each specific product, depending on the circumstances and requirements for that individual test system. A fifth stage, Clinical Utility Studies will also be conducted after commencement of the marketing of a diagnostic test.

Diagnostic Development Stages

1)
Research: The first stage of the development of a CLIA LDT is the research stage. In the research stage of a molecular diagnostic, biological markers are analyzed to determine if specific markers are differentially expressed in certain diseases. We are developing blood and urine tests that differentiate malignant patient samples from benign patient samples by looking at differences in the amount of specific analytes expressed in whole blood or urine from cancer patients compared to patients who are cancer free. For our lung and bladder cancer tests the analytes we are looking at are specific mRNA and/or miRNA expressed in whole blood or urine; while for our breast cancer test we are looking at differently expressing proteins. The objective of this phase of the development process is to delineate promising biomarkers, for further development and verification, before proceeding to validation work.

2)
Assay Development: The second stage is Assay Development. In this stage the best performing analytes (mRNA, miRNA, or protein biomarkers) are combined with all of the processes needed to create an assay system. The assay system includes the sample collection methods, sample processing and extractions, biomarker assay methods, and the mathematical “algorithm” required to provide a clinical test result for a sample. The optimal combination and weighting of biomarkers in an algorithm to be used in the final diagnostic are determined through bioinformatics which may be combined with machine learning software strategies that also reflect the biomarker contributions to and reliability within the algorithm. The end result of assay development is an assay system, including a “defined” algorithm, the performance of which has been verified on clinical samples from the targeted ‘intended use’ population. The test system, including the algorithm, can be further optimized during the R&D Validation phase.

3)	R&D Validation: The third stage is R&D Validation. There are three areas of studies that are undertaken during R&D Validation. These studies are carried out in our R&D laboratories.

●
Assay System Reproducibility: During Assay System Reproducibility various critical aspects of diagnostic laboratory procedures are studied and tested to assure that the laboratory can produce consistent, reliable results. Multiple lots of reagents used in the laboratory are tested to determine whether lot to lot differences lead to differences in test results. Procedures for the collection of blood or urine samples from patients, the handling and storage of those samples, and the manner in which the samples are shipped to OncoCyte’s diagnostic testing laboratory, are studied to assure that acceptable procedures are followed and that any variations in the procedures that can occur do not affect the diagnostic test results. Samples are studied for the stability of the biomarkers when the samples are subjected to various conditions that could be encountered throughout the total process of handling and shipping the samples, in order to define the conditions under which the clinical results for the sample will not change, at which point the results will change and lead to a different and erroneous result being reported by the lab.

●
Algorithm Optimization and Lock: The Algorithm Optimization work that leads to an algorithm lock is usually customized to the needs of the specific product. In the case of the lung cancer test, we are employing a statistical method referred to as cross-validation where the algorithm is optimized on a subset of the clinical samples and then tested on the remaining untested samples. This process of optimizing the algorithm on a subset of samples and then testing on the remaining samples is repeated multiple times. Cross-validation is one of the methods for verifying the algorithm performance that leads to a ‘lock’ on the algorithm.

●
Analytical Validation Studies. The last area of study in R&D Validation is Analytical Validation. The studies required for Analytical Validation have been established in the CLSI (Clinical Lab Standards Institute) Guidelines. These guidelines cover the testing for such matters as limits of quantitation, precision, reproducibility, and interfering substances. When completed, these Analytical Validation studies establish the performance characteristics of the assay system for subsequent clinical validation in the CLIA laboratory.

4)	Clinical Validation: The fourth stage is Clinical Validation. This stage has two distinct sets of studies within it, that are carried out in our CLIA laboratory.

●
CLIA Lab Validation: In the CLIA Lab Validation Study, the CLIA lab will assay approximately 100 samples previously tested during the R&D Validation stage. This study is to demonstrate that the full assay system utilized in the CLIA lab, run by CLIA staff and on certified instrumentation, provides the same results on clinical samples as those obtained in the R&D lab.

●
CLIA Lab Clinical Validation. The second kind of study performed in Clinical Validation is the CLIA Lab Clinical Validation. In this study, in general, additional new clinical samples will be collected and sent blinded to the CLIA lab. The CLIA lab will perform assays on these blinded samples and the performance of the full Assay system will be assessed against clinical diagnosis. In the specific case of the lung cancer test, we will perform Clinical Validation on two sets of samples. The first CLIA laboratory Clinical Validation study will test approximately 300 samples. The second study will test approximately 200 additional samples. The performance of the lung cancer test will be compared to clinically confirmed results.

5)
Clinical Utility: The final phase of the diagnostic pathway occurs after the diagnostic test has been launched and consists of carrying out one or more Clinical Utility Studies. These studies are important for obtaining coverage and reimbursement by payers such as Medicare, Medicaid, third party commercial insurers, health maintenance organizations (“HMOs”), and large corporations that self-insure. Clinical Utility Studies analyze the healthcare economics associated with a diagnostic test, and in particular whether the test results in overall patient benefits and decreased expenditures for the healthcare system. These studies track the progress of patients who have had the diagnostic test administered; where the diagnostic test has ruled out the possibility of a disease, downstream procedures are tracked to see if the physician’s treatment decisions and behavior have changed as a result of having the test result available. The results of this phase may be published in peer review journals and are generally compiled in dossiers to share with managed care groups, including both public and commercial payers. Obtaining positive results that meet endpoints for cost savings or improved outcomes in Clinical Utility Studies is very important in obtaining positive coverage and reimbursement decisions by payers. For example, in our first product candidate - the lung confirmatory diagnostic – the Clinical Utility Study would include patients who have received a suspicious finding in LDCT screening and who then would be tested with our diagnostic. During our post marketing Clinical Utility Studies, we will be tracking patients with a benign result to see if any unnecessary downstream procedures (bronchoscopy or surgical biopsy) are still performed. In other words, we will track whether our diagnostic test reduces unnecessary procedures and decreases the overall cost of diagnosing lung cancer, or whether it is used in addition to downstream procedures, and thereby increases overall costs.

Our lung cancer diagnostic test is in the R&D Validation stage and we anticipate that it will move into Clinical Validation in mid-2017 but there can be no assurance that the development of that diagnostic test will advance in that time frame. Our breast and bladder cancer tests are in the Assay Development stage.

OncoCyte Product Pipeline

Commercial Launch
Research
Assay Development
R&D Validation
Clinical Validation
Clinical Utility
OncoCyte Launch
Lung Confirmatory
Breast Confirmatory BI-RADS 3-4
Breast Confirmatory Dense Breast Tissue
Lung Screening
Partner Focus
Bladder
Next 12 months R&D focus**
** Dependent on partnering discussions
Tumor Type 4
May materialize as confirmatory, screening, recurrence, or companion diagnostic
February 2017
2017-2018

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

LDCT Lung Cancer Screening Framework

Biopsy
Nodules
High-risk
patients
LDCT
screening
Follow-up
LDCT scans
ONCOCYTE
DIAGNOSTIC
Clear
No nodules

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

These guidelines were driven by a need to improve the standard of care for diagnosing lung cancer. Currently, the survival rate for lung cancer is very low – only 17% of people are still alive five years after a lung cancer diagnosis. These low survival rates result in one of the highest mortality rates for lung cancer, which was projected to kill 158,080 Americans in 2016.

5 Year Survival Rates by Indication
1975 to 2007

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

However, the earlier detection of lung cancer will not come without risks. LDCTs are highly sensitive imaging procedures and they result in many false positives. Clinical studies (National Lung Study Trial) have shown initially that 26% of LDCTs are indeterminate of which 96% are shown to be false positives. This results in patients being referred for risky downstream procedures including bronchoscopies, needle biopsies and surgery. These invasive procedures have been shown to result in morbidity and mortality including:

•	0.5 to 1% mortality and

•	4-20% major complications.

Source: Evaluation of Individuals with Pulmonary Nodules: When is it Lung Cancer? Chest 2013 May: 143 (Suppl):e83-e120.

In order to give clinicians more guidance in managing lung nodules, the American College of Radiology developed the Lung CT Screening Reporting and Data System (Lung-RADS).  Lung-RADS was developed to be a quality assurance tool designed to: standardize lung cancer screening reporting and management recommendations; reduce confusion in lung cancer screening interpretation; and facilitate outcome monitoring.

Generally speaking, Lung-RADS divides nodules for clinical management into three categories.  For patients with nodules less than 5 mm, no follow-up procedures are necessary; while patients with nodules greater than 5 mm have follow-up procedures .  In the case of nodules that are 5 to 8 mm, watchful waiting or serial imaging is recommended. Watchful waiting is the process where an individual is monitored through a series of follow-up scans to see if a nodule grows over time.  A patient can be brought back quarterly or semi- annually to monitor if the nodule is growing. Typically, when a nodule has not grown for one to two years, the nodule is considered to be benign. Patients in the third category have nodules over 8 mms and are often recommended for more invasive procedures, such as bronchoscopic biopsy, needle biopsy, open biopsy or video assisted thoracoscopic surgery.

LungRADs Guidelines

Market for Lung Cancer Diagnostic Tests

Lung cancer is a primary cause of cancer-related death, in part because there is no effective diagnostic test to screen patients for lung cancer at an early stage. USPSTF guidelines, which recommend LDCT scans for patients at high risk for lung cancer, may impact up to 10 million Americans who fit the criteria of 30 pack-year smokers. Research has shown that although nodule size is a strong predictor of malignancy, it is not always accurate.  Even the largest nodules, those that are greater than three centimeters, have a low malignancy rate of only 41%.

Overall, nodules that are typically sent to biopsy have a malignancy of between 1.7% (for nodules 7 to 10 mm) to 41.3% (for nodules greater than 30 mm).  In other words, for every cancer that is found in a biopsy, there are 59% to 98% that are benign.  In the case of 7-10 mm nodule, only two out of every hundred biopsies result in a malignancy.  This would suggest that a molecular diagnostic that could help clinicians triage patients with intermediate size nodules (8 mm to 30 mm) could significantly reduce the 400,000 biopsies that are projected based on the USPSTF guidelines.

Nodule Size by Prevalence

We will initially focus on patients with indeterminate diagnoses of larger nodules over 8 millimeters, which is shown as “Initial Focus” in the graph below. These nodules are most likely to be sent for downstream biopsies. This potential market is estimated to include between 400,000 to 600,000 patients annually based on the estimates of patients eligible for USPSTF guidelines (7 to 10 million based on USPSTF and NCI estimates) as well as the approximately 5 million patients with incidentally detected nodules (Gould MK, et al. Aj J Resp Criti Care Med 2015 Nov). We intend to expand the use of our lung cancer diagnostic into smaller nodules shown as “Expanded Use” in the graph below, which targets patients with smaller nodules, who currently are put into a wait and hold pattern and can be scheduled for repeated LDCTs, risking the increase radiation exposure and incurring incremental costs to determine whether the nodule is growing. This will increase the potential patient population to approximately 1.4 million patients. Finally, we may pursue work on a diagnostic that could be used as a screening diagnostic and potentially replace LDCTs for the 7-10 million patients who meet the USPSTF guidelines for high risk, which is represented as the overall lung nodule market in the following graph.

Market Opportunity for Lung Diagnostics

TAM Numbers based on company estimates and secondary data: 7-10 Million screening patients (USPSTF, NCI);
4.9 Million patients with incidental nodules (Gould MK, et al. Am J Respir Crit Care Med 2015 Nov 15; 192 (10):1208-1214).

Clinical Trials

We collaborated with Wistar to develop one of the components of the confirmatory lung cancer diagnostic test in a large, multi-site clinical study. This collaboration involved a clinical study with over 2,000 blood samples obtained from patients with a high risk profile for development of lung cancer, which led to the discovery of biomarkers that differentially express in lung cancer patients. We started enrolling patients in our own clinical trials to provide the data needed to develop the algorithm to combine with the biomarkers and to take the test through analytical and clinical validation. As of the end of January 2017, our clinical trial was being conducted at 36 sites throughout the US.

Large clinical trials are needed to produce patient subsamples that ensure the development of a highly reliable, accurate diagnostic test. In the case of the lung cancer trials, samples are being collected from patients who are at risk for lung cancer, based on having positive or suspicious results from LDCT screening, and who have undergone biopsies to determine the pathology results or who have undergone a series of imaging procedures (LDCT or Petscans) to determine if the nodule is continuing to grow. Additionally, we began collecting samples from patients who used alternative screening procedures such as chest x-rays and who were referred for biopsies.

Wistar investigators and OncoCyte are currently assessing gene expression patterns in blood cells of patients with imaging detected nodules to differentiate malignant lung nodules from patients with non-malignant lung nodules. Preliminary analysis of patient data from this study was completed during the first quarter of 2015 and preliminary findings from the research showed a sensitivity of 76% and a specificity of 88%. Sensitivity refers to the probability of detecting the presence of the disease accurately; while specificity refers to the probability of accurately predicting not having the disease. Data concerning the OncoCyte/Wistar preliminary lung assay performance with initial biomarkers and classifiers was presented at the American Thoracic Society (“ATS”) in May of 2015. The OncoCyte/Wistar preliminary lung assay had a false positive rate of only 12%. In comparison, National Lung Screening Test results reported in the New England Journal of Medicine (August 2011) showed that LDCTs have a very high false positive rate of approximately 96%. The study presented at ATS included both nodules and non-nodules and is the first proof of concept for both our confirmatory and screening lung cancer diagnostic.

Wistar 2015 ATS Presentation
Wistar 2016 Chest Presentation

1
0.75
0.5
0.25
0
Sensitivity
0
0.25
0.5
0.75
1
1-Specificity
AUC=0.8832
Cancers: n=54
Controls: n=49

In October of 2016, Wistar researcher Dr. Louise Showe presented a larger proof of concept study at the Chest annual meeting, where she validated the results of the ATS study with comparable findings. In this larger analysis of 610 patients, Dr. Showe found that the biomarkers alone had an AUC or ROC score of 0.82, resulting in a sensitivity of 90% and a specificity of 62%. These results suggest that a diagnostic comprises of biomarkers and a classifier could help clinicians manage the intermediate size nodules in way that would both improve health outcomes by potentially avoiding morbidity and mortality associated with lung biopsies as well as decreasing the overall costs of lung cancer detection.

To provide independent validation of Wistar's work, we elected to develop our own assay system and algorithm using the biomarkers identified by Dr. Showe at Wistar.  We have collected our own clinical samples from 300 patients over 30 sites nationwide. Our study is designed to provide a set of samples that is geographically diverse, from different types of care centers, and that represents a cross-section of the high-risk patient population with nodules. The patients selected for sample collection were believed to have lung nodules of 5 to 30 millimeters in size, which is the size range of nodules in patients for which the lung cancer test system is intended. In performing our analysis of these study samples, we are working closely with the supplier of our analytic platform to optimize reagent and system parameters and metrics to ensure consistent, reliable results from the equipment and reagents we are using to analyze the patient blood samples. We anticipate that we will have the results of our Clinical Validation study at the end of the first quarter of 2017. If successful in this analysis, we will have completed the Assay System Reproducibility and Algorithm Lock phases of R&D Validation. Assuming a successful result, we will immediately complete R&D Validation by carrying out the Analytical Validation and thereafter the Clinical Validation. If we are successful in our 300 sample study, we believe that we will be on track for a commercial launch of the diagnostic test during the second half of 2017, but there can be no assurance that the development of the diagnostic test will be successful or advance in the that time frame.

Breast Cancer Diagnostic Tests

Current Standard of Care

The early detection of cancer is associated with improved outcomes for patients. Mammography has been widely used since the 1970s for breast cancer screening in asymptomatic women; in 2016, over 39 million screening mammograms were performed in the US alone. Current US National Cancer Institute (“NCI”) guidelines recommend screening mammograms every one to two years in women 40 years and older, while the American Cancer Society and the National Comprehensive Cancer Network both recommend screening mammography every year starting at age 40. However, in November of 2009, USPSTF revised their screening recommendations increasing the age to 50 and length of time between screenings from annual to biennial. This was partially driven by the concerns around false positives. Approximately 10% of women are recalled from screening mammography for further testing and approximately 95% of those women’s test results end up as false positives. Over the course of 10 years of screening, one out of every two women will experience a false positive with 7% to 17% of those women having unnecessary biopsies. (Rosenberg RD et al. Radiology 2006. Elmore JG et al. N Engl J Med 1998, Hubbard RA et al. Ann Intern Med 2011, Rosenberg RD et al. Radiology 1998, Kerlikowske K et al. JAMA 1996, Porter PL et al. J Natl Cancer Inst 1999)

At the same time, mammography screening in women aged 40 to 74 has been associated with the relative reduction in breast cancer mortality of 15% to 20%. However, the NCI estimates that approximately 20% of all breast cancers are not detected by mammography during screening. In the case of women with dense breast tissue, mammography has been shown to have poor sensitivity with only 62-69% of all cancers detected (Carney et al 2003, Pisano et al 2006) This has resulted in 27 state legislatures dictating that radiologists notify women about the difficulties of detecting breast cancer in dense breast tissue and that supplemental screening may be appropriate. These false negatives or missed diagnoses, together with the false positives or over diagnoses, indicate a strong unmet need for a breast cancer screening test with superior specificity and sensitivity when compared to standard screening mammography.

Additionally, guidelines recommend MRI screening for approximately 6 million women who either have a family history, a BRCA gene mutation or dense breast tissue, since mammograms have been shown to miss cases of cancer in patients that meet these profiles.

Breast Cancer Screening Protocol

SCREENING
Screening Population
Screening Mammogram
Suspicious
Clear
CONFIRMATORY
Diagnostic Mammogram
Suspicious
BIRADS 3/4
Biopsy
Clear
BIRADS 1/2
ONCOCYTE
DIAGNOSTIC
Follow-up MRI
Dense Breast & Risk Factors
ONCOCYTE
DIAGNOSTIC
Suspicious
Biopsy
Clear
ADJUNCT

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

Market Opportunity for Breast Cancer Diagnostic Tests

Breast Cancer Diagnostic Clinical Trials

We completed a strong proof of concept for our breast confirmatory test and presented this data at the San Antonio Breast Cancer Symposium (SABCS) in December of 2016. Our study looked at serum from 100 women who had a mammogram with a result of BIRADs 3 or 4. These samples were collected over approximately two years during 2014 and 2016 and by March of 2016, we had collected over 900 patient blood samples. The 100 women whose samples were used in the analysis were all sent for biopsies and half them had a pathology confirmed benign and half of them had a pathology confirmed malignant. The analysis looked at proteins that were differentially expressing in women with malignances from a large screen of 1,310 proteins.

The results of this analysis were quite promising with a 15 marker model producing a sensitivity of 90% and a specificity of 76%. The analysis was a strong proof of concept that a non-invasive blood test could help differentiate women with indeterminate mammograms into two groups – those needing to be biopsied and those for whom the finding was highly likely to be benign.

We are continuing development of a breast cancer confirmatory diagnostic by conducting a larger study that we expect will analyze blood samples from approximately 300 patients with benign or malignant nodules. If this analysis is successful and we are able to reproduce the results presented at SABCS, we will lock down the assay and start the R&D validation.

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

Current Bladder Diagnostic Protocol

Hematuria
Recurrence surveillance
Cytology
UroVysion (FISH)
BTA
Immunocyt
NMP22
BladderChek
others
Not benign
Cystoscopy Biopsy
Malignant
Benign

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

Bladder Diagnostic Market Opportunity

TAM numbers based on company estimates and secondary data

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

We have decided to pursue a co-development partner for our bladder cancer test.

Future Diagnostic Development Milestones

Over the next two years, our goal is to achieve the following milestones relating to the development and commercialization of our cancer diagnostic tests:

•	Out-licensing or co-marketing partnership for our bladder cancer confirmatory and recurrence diagnostic;

•	Locking down the assay for our lung cancer confirmatory diagnostic;

•	Analytical validation and clinical validation of our lung cancer confirmatory assay;

•	Establish a CLIA laboratory and obtain a certificate of registration, a certificate of compliance and inspection for all 50 states;

•	Launch of a confirmatory diagnostic test for lung cancer;

•	Locked down assay for a breast cancer confirmatory diagnostic for women with suspicious mammograms;

•	Completion of clinical utility studies for lung cancer confirmatory diagnostic;

•	Submit dossier to CMS for Medicare coverage for our lung cancer confirmatory diagnostic;

•	Completion of a prospective patient study for analytical validation and clinical validation of our breast cancer diagnostic;

•	Analytical validation and clinical validation of our breast cancer confirmatory assay;

•	Proof of concept for a pipeline product (fourth indication) with high clinical unmet need.

Achieving the milestones will require expanding our Commercial team to include sales, market access, customer support and medical affairs.  This increased staffing will be used to seed the market for our lung cancer diagnostic, gain reimbursement coverage, and support the ordering of our diagnostic.

Technology for Diagnostic Tests

In our liquid biopsy tests for lung, breast and bladder cancer, we are using the same general strategy for the identification of mRNA, miRNA and protein biomarkers and are developing a gene expression classifier to interpret the differential marker expression.  Our tests are being developed to yield a highly accurate benign call to allow clinicians to triage patients for follow-up procedures.   Ultimately our research may rely on only one type of biomarker in a specific indication. In the case of lung cancer, our test will be developed on mRNA biomarkers only. In the case of breast cancer, our study has evolved from the use of RNA markers and monoclonal antibodies directed to proteins to proteins only.

In the case of our lung cancer assay, blood samples are collected by venipuncture into tubes and total RNA is isolated. mRNA biomarkers were identified using microarray equipment. The best performing mRNA biomarkers will be transferred to the commercial platform we will use in our CLIA laboratory. Differentially expressed miRNAs will be identified by screening the human V3 miRNA panel or alternative RNA detection methods. The optimal combination and final panel of mRNA and miRNA biomarkers together with potential protein-based assays will be determined using bioinformatics and machine learning strategies. The optimal classifier will be developed that yields the best discrimination between malignant and benign. The performance of the final biomarker panel and classifier will be tested on an independent set of samples to determine performance characteristics.

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

Diagnostic Technology

Malignant
Benign
ONCOCYTE
Liquid Biopsy
RNA
Classifier
Test Results

Biomarkers are important to the diagnosis of cancer in that their presence or absence in a specific patient sample drives the sensitivity and specificity scores of a molecular diagnostic. For example, if a specific mRNA is only seen expressed in patients with cancer, it can be used to help make a malignant call on that sample. The use of biomarkers with a classifier can help ensure that the sensitivity score, which is a measure of correcting identifying the disease is sufficiently high to reduce false negative, ensuring that patients with the disease are correctly diagnosed. At the same time, biomarkers can be used to hone the specificity measure, which is a measure of correctly identifying patients without the disease, which reduces the number of patients who are unnecessarily referred to biopsy.

Licensed Technology from Wistar

We have entered into a License Agreement with Wistar that entitles us to use certain patents, know-how and data belonging to Wistar, including technology and data developed by Wistar at our expenses under a Sponsored Research Agreement for work completed during 2016.

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

We have the right to grant sublicenses of the licensed patents and Technical Information. The sub-licensee will be subject to Wistar’s approval, which will not be unreasonably withheld, if we are not selling a “Licensed Product.” As used in the License Agreement, a Licensed Product means any product that cannot be made, used, or sold, or any service, process or method that cannot be performed or provided, without infringing at least one pending or issued valid claim under the licensed patents in a particular country, or that incorporates or is made, identified, developed, optimized, characterized, selected, derived or determined to have utility, in whole or in part, by the use or modification of any licensed patent or any technology or invention covered thereby, any licensed Technical Information, or any other Licensed Product.

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

In addition to royalties on net sales, if we grant any sublicense to the licensed patents or Technical Information, we will pay Wistar a portion of any non-royalty sublicensing income that we may receive from the sub-licensee. Non-royalty sublicensing income will include any consideration we receive from a sub-licensee for granting the sublicense, but excluding royalties on net sales of Licensed Products, the fair market value of any equity or debt securities we may sell to a sub-licensee, and any payments we may receive from a sub-licensee for research of a Licensed Product that we may conduct.

We also will pay Wistar (a) milestone payments upon the occurrence of certain milestone events in the development and commercialization of a Licensed Product, and (b) all past or ongoing costs incurred or to be incurred by Wistar, including government fees and attorneys’ fees, in the course of prosecuting the licensed patents.

Other Obligations

We have agreed to use commercially reasonable diligent efforts, directly or through sub-licensees, to develop and commercialize Licensed Products. We will provide Wistar with written plans for the development and commercialization of Licensed Products and Wistar has the right to raise reasonable objections to our plans. We will also provide Wistar with annual reports on our progress in developing, evaluating, testing, and commercializing Licensed Products. We have agreed that we or a sub-licensee will commence commercial sale of a Licensed Product by a specified date. If sales of a Licensed Product do not commence by the specified date, we may purchase up to three one-year extensions of the deadline by paying Wistar a designated fee for the applicable extension.

We have agreed to indemnify Wistar and its trustees, managers, officers, agents, employees, faculty, affiliated investigators, personnel and staff (the “Indemnified Parties”), from and against any and all liability, loss, damage, action, claim or expense (including attorney’s fees) suffered or incurred by the Indemnified Parties due to claims which result from or arise out of (a) the License Agreement and the license granted to us, and any sublicense granted pursuant to the License Agreement, (b) the development, use, manufacture, promotion, sale or other disposition of the licensed patents, licensed Technical Information or any Licensed Products, (c) the breach of any our representations, warranties, or covenants in the License Agreement, or a breach of a sublicense by a sub-licensee, or (d) the successful enforcement by an Indemnified Party of its indemnification rights under the License Agreement. This indemnification obligation shall apply to liabilities resulting from: (i) any product liability or other claim of any kind related to the use of a Licensed Product; (ii) any claim that the licensed patents or the design, composition, manufacture, use, sale or other disposition of any Licensed Product infringes or violates any patent, copyright, trademark or other intellectual property rights of any third party; or (iii) clinical trials or studies conducted by or on behalf of us or any sub-licensee relating to the Licensed Products. Notwithstanding the foregoing, we will not be obligated to indemnify and hold harmless the Indemnified Parties from and against any liabilities that result from or arise out of an Indemnified Party’s gross negligence or willful misconduct.

Termination of the License Agreement

Wistar has the right to terminate the License Agreement, subject to certain notice and cure periods and force majeure delays in certain cases, if any of the following occur:  (a) we fail to pay any amount payable to Wistar; (b) we materially breach any covenant or agreement or any continuing representation or warranty contained in the License Agreement; (c) we become subject to certain bankruptcy or insolvency events, (d) we dissolve or cease operations, (e) we or any of our affiliates or sub-licensees or affiliates of any our sub-licensees challenges the validity, patentability, scope, construction, enforceability, non-infringement, or Wistar’s ownership of any issued patent comprising the licensed patents, or assists any third party in any such challenge; or (f) we fail to fulfill our product development and commercialization diligence obligations and related performance milestones.

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

In addition, if Wistar determines to develop or have developed an actual or potential Licensed Product that is for an application, product, sub-field or indication in the Licensed Field, but for which Wistar reasonably believes a Licensed Product is not being actively developed or commercialized by us or by our affiliates or sub-licensees, Wistar may give us notice of the proposed product. If we timely inform Wistar of our election to develop the proposed product, and if we successfully negotiate a development plan and milestones for the proposed product, we will be entitled to develop the proposed product as a Licensed Product under the License Agreement. If we do not elect to develop the proposed product or do not reach agreement with Wistar for a development plan and milestones for the proposed product, Wistar may exclude the proposed product from our license under the License Agreement and may develop the proposed product itself or grant licenses to third parties under the licensed patents and Technical Information for the development and commercialization of the proposed product.

Manufacturing

Facilities Required

Under a Shared Facilities and Services Agreement (the “Shared Facilities Agreement”) with BioTime, we have use of laboratory and office space at BioTime’s facility in Alameda, California. BioTime has leased approximately 30,795 square feet of office and laboratory space in two buildings located in Alameda, and will provide OncoCyte use of space sufficient for a CLIA compliant diagnostic laboratory.

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

We will ramp up sales and marketing teams over the next two to three years. Over time, we will continue to grow our sales, market access and marketing organizations to increase the awareness and utilization of our diagnostic tests and to prepare for additional diagnostic test launches.  The focus of our marketing organization will be to address the benefits of our planned lung cancer confirmatory diagnostic to the three key stakeholders:  physician, patients and payers.

We will target three specialty physician groups, who either do the screening for lung cancer or conduct the biopsies or serial imaging downstream procedures. These groups are pulmonologists, radiologists and thoracic surgeons. The focus of our physician marketing efforts will be outreach through:

•	medical conferences and symposia, for which the primary conferences are Chest and American Thoracic Society
•	speakers bureaus
•	peer review journal articles

If our diagnostic advances through development, we plan a major presence this year at the American Thoracic Society international conference in Washington D.C. May 19-24 and at the Chest International Conference in Toronto, Canada October 28 through November 1.

If we are successful in developing our diagnostic, our marketing efforts to patients will be focused on increasing the awareness of lung cancer screening through work with advocacy groups and/or patient outreach. Additionally, we will be developing a patient assistance program to help reduce the financial burden to patients of out of pocket expenses due to lack of insurance coverage, high co-insurance payments or high deductibles.

Our marketing outreach to third party payers such as health insurers will be driven by our “Market Access Team.”

Market Access – Reimbursement

One of the more critical functions in a diagnostic company is market access. We are forming a Market Access Team that will develop and implement our strategy to obtain coverage and reimbursement from public and private payers. For an oncology diagnostic, one of the most critical payers is Medicare or CMS, because oncology is a cancer that presents in older populations. We estimate that for our lung test, that over time, Medicare may cover up to 55% of the patients for whom the test is ordered. We started the Market Access Team in mid-2016 with the lead for the team, who has over 10 years of molecular diagnostics market access and commercial operations experience.

It generally takes two to three years to obtain Medicare reimbursement coverage, and can take up to another two to three years to obtain other third party reimbursement approvals, for a new LTD and there can be no assurance we will obtain such approvals for any of the cancer diagnostics that we are developing. Until a new cancer diagnostic test is accepted by third party payers for reimbursement, we will have to market the test to physicians on a patient pay basis—in other words the patient will need to pay the full cost of the test. In the absence of reimbursement by a health insurance plan or Medicare, patients who would be candidates for the use of our diagnostic tests may decline to use our tests, and physicians may be reluctant to prescribe our tests, due to the cost of the test to the patients.  Because of this patient cost factor, revenues from any new cancer test that we market will experience slow growth until the test is approved for reimbursement in an amount commensurate with the cost to the patient.

Our market access strategy is based on three components:  coding, coverage and reimbursement.  For product coding we will launch our diagnostic with an unlisted code and seek to get a unique CPT code later. We believe that our lung cancer confirmatory diagnostic will meet the requirements of a Multi Analyte Algorithm Assay (MAAA) in that the diagnostic that we are developing will be comprised of multiple mRNA biomarkers with a gene expression classifier.

The second focus of our reimbursement strategy will be to obtain coverage by both public and commercial payors. We will first focus on receiving a Medicare coverage decision and then focus on obtaining coverage decisions for larger commercial payors, including private health insurance plans. Medicare through the MolDX program has developed clear guidelines for the level of evidence of efficacy required to be obtained through clinical trials. Our strategy is to achieve the highest level of evidence (IIA) by developing clinical protocol designs for both our clinical validation and clinical utility studies that are randomized and prospective. Additionally, our plan is to run two clinical validation studies and between two or three clinical utility studies to meet or surpass the minimum MolDX requirement (IIB). We took the approach of sharing our clinical protocol designs with payors, much like many therapeutic companies share their clinical utility designs with the FDA, for feedback.

We previewed our clinical protocol designs with ten payers that represent over 77 million covered lives late last year and received favorable feedback on the design of our studies, the number of our studies, and the primary and secondary endpoints.  From this interaction, we believe that if we are successful in meeting the endpoints of our clinical utility studies, we will receive favorable coverage decisions by some large payers.

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

In addition to relying on patents, we will rely on trade secrets, know-how, and continuing technological advancement to maintain our competitive position. We have entered into intellectual property, invention, and non-disclosure agreements with our employees, and it is our practice to enter into confidentiality agreements with our consultants. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of our trade secrets and know-how, or that others may not independently develop similar trade secrets and know-how or obtain access to our trade secrets, know-how, or proprietary technology.

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

Also, in Ariosa Diagnostics, Inc. v. Sequenom, Inc., the Federal Circuit ruled that a method for detecting a paternally inherited nucleic acid of fetal origin performed on a maternal serum or plasma sample from a pregnant female was not patent eligible subject matter under the framework set forth in Mayo Collaborative Services v. Prometheus Laboratories, Inc. The court examined the elements of the claim to determine whether the claim contained an inventive concept sufficient to transform the claimed naturally occurring phenomenon into a patent eligible application and found that the method steps did not support patentability because they used conventional amplification and detection techniques. Although the claims can be distinguished from the claims at issue in Mayo Collaborative Services v. Prometheus Laboratories, Inc., the court was bound by the language of the Supreme Court decision to hold Sequenom’s claims unpatentable.

While the cases discussed above are instructive, the United States Patent and Trademark Office (the “USPTO”) has issued interim guidelines in light of the Supreme Court decisions indicating that process claims having a natural principle as a limiting step will be evaluated to determine if the claim includes additional steps that practically apply the natural principle such that the claim amounts to significantly more than the natural principle itself. Because the diagnostic tests that we are developing combine an innovative methodology with newly discovered compositions of matter, we are hopeful that this Supreme Court decision will not preclude the availability of patent protection for our diagnostic tests.

The USPTO has also issued a Subject Matter Eligibility Update to provide further guidance in determining subject matter eligibility.  The Subject Matter Eligibility Update includes new Subject Matter Eligibility Examples for the Life Sciences. These examples provide favorable exemplary subject matter eligibility analysis of hypothetical claims covering diagnostic tests and claims drawn from case law. This update from the USPTO does not change our opinion on our ability to obtain meaningful patent protection.

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

In addition to patents, we rely on trade secrets, know-how, and continuing technological advancement to maintain our competitive position. The molecular diagnostics that we are developing use gene expression classifiers, which are mathematical models that weight the biomarkers to produce a score, that we plan to protect as.  The mathematical model will be protected by trade secrets. We have entered into intellectual property, invention, and non-disclosure agreements with our employees, and it is our practice to enter into confidentiality agreements with our consultants. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of our trade secrets and know-how, or that others may not independently develop similar trade secrets and know-how or obtain access to our trade secrets, know-how, or proprietary technology.

Third-Party Payer Reimbursement

Billing, Coverage, and Reimbursement for Diagnostic tests

Revenues from our clinical laboratory testing will be derived from several different sources. Depending on the billing arrangement, the instruction of the ordering physician, and applicable law, parties that may reimburse us for our services include:

•	Third-party payers that provide coverage to the patient, such as an insurance company, a managed care organization, or a governmental payer program;

•	Physicians or other authorized parties, such as hospitals or independent laboratories, that order the testing service or otherwise refer the testing services to us; or

•	Patients in cases where the patient has no insurance, has insurance that partially covers the testing, or owes a co-payment, co-insurance, or deductible amount.

Medicare

We expect that a substantial portion of the patients for whom we may perform diagnostic tests will have Medicare as their primary medical insurance. We cannot assure that, without Medicare reimbursement our planned tests will produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

Clinical diagnostic laboratory tests are generally reimbursed under the Medicare Clinical Laboratory Fee Schedule ("CLFS"), and reimbursement under the Medicare program for the diagnostic tests that we will offer is based on the CLFS.

Medicare payment amounts are established for each Current Procedural Terminology (“CPT”) code. CPT codes are the main data code set used by physicians, hospitals, laboratories and other health care professionals to report separately- payable clinical laboratory services for reimbursement purposes. The CPT coding system is maintained and updated on a quarterly basis by the American Medical Association (“AMA”). Each quarter, new laboratory test codes are added to the fee schedules and corresponding fees are developed in response to a public comment process. We will request a unique CPT code from the AMA for our diagnostic test. Any updates and changes in CPT coding and reimbursement methods could impact our revenues. The introduction of new codes by Centers for Medicare and Medicaid Services (“CMS”) in combination with other actions with regard to pricing could result in (i) lower reimbursements to us than those we may anticipate, or (ii) a reduction in the payments that we may receive for our tests, and could make it more difficult to obtain coverage from Medicare or other payers. There can be no guarantees that Medicare and other payers will establish positive or adequate coverage policies or reimbursement rates.

In addition, under the CLFS, Medicare also sets a cap on the amount that it will pay for any individual test. This cap, usually referred to as the national limitation amount, is set at a percentage of the median of all the contractor fee schedule amounts for each billing code.

Medicare has coverage policies that can be national or regional in scope. Coverage means that the test is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither we nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service.

Legislative and Regulatory Changes Impacting Medicare Reimbursements

From time to time, Congress has revised the Medicare statute and the formulas it establishes for the CLFS. The payment amounts under the Medicare fee schedules are important because they not only will determine our reimbursement under Medicare, but those payment amounts are also often used as a basis for payment amounts set by other governmental and private third-party payers. For example, state Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients.

The Protecting Access to Medicare Act of 2014 (“PAMA”), enacted April 1, 2014 overhauls the CLFS payment methodology and imposes a market-based reimbursement system. PAMA provides that, in general payment for clinical diagnostic laboratory tests (“CLDTs”) will be equal to the weighted median of private payer rates for the test, based on data reported by certain laboratories during a specified collection period. PAMA requires a similar rate adjustment and reporting requirement for advanced diagnostic laboratory tests (“ADLTs”). ADLTs are CDLTs furnished by a single laboratory, not sold for use by other entities, and meeting at least one of the following criteria:

•	Analysis of multiple biomarkers of DNA, RNA or proteins combined with a unique algorithm to yield a single patient-specific result;

•	Cleared or approved by the FDA; or

•	Meets other similar criteria established by the Secretary of Health and Human Services.

The tests we will offer will most likely be classified as CDLTs. We will however pursue ADLT status.

On June 23, 2016, the CLFS final rule entitled “Medicare Program: Medicare Clinical Diagnostic Laboratory Test Payment System” (“Final Rule”) set out the details of the payment policy mandated by PAMA and set an effective date of January 1, 2018 for the shift in payment rates. PAMA and the Final Rule will significantly impact the way that laboratory tests are reimbursed by Medicare. CMS estimates that the Final Rule will result in a reduction of approximately $390 million, or 5.6%, in Medicare spending on clinical laboratory tests in federal fiscal year 2018 and nearly $4 billion over the course of 10 years

Beginning January 1, 2017 Medicare payment for any ADLT will be based on the list price or charge. After the test is commercially available for three quarters, the laboratory will be required to report payment and volume information and this data will be used to set payment for the test for the following year.

•
If data shows that the list price was greater than 130% of the payment using established methodology, generally a weighted median, CMS will recoup the difference from the laboratory through a payment claw back.

•	Payment will be updated annually based on the weighted median of commercial payer reimbursement.

Congress has proposed on several occasions to impose a 20% coinsurance charge on patients for CDLTs reimbursed under CLFS, which would require us to bill patients for these amounts. Because of the relatively low reimbursement for many CDLTs, in the event that Congress were to ever enact such legislation, the cost of billing and collecting for these services would often exceed the amount actually received from the patient and effectively increase our costs of billing and collecting.

Some Medicare claims may be subject to policies issued by the Medicare Administrative Contractor (“MAC”) for California. CMS relies on a network of MACs to process Medicare claims, and MACs serve as the primary operational contact between the Medicare Fee-For-Service program and approximately 1.5 million health care providers enrolled in the program. The predecessor to the current California MAC, acting on behalf of many MACs, issued a Local Coverage Determination that affects coverage, coding and billing of many molecular diagnostic tests. Under this Local Coverage Determination, the MAC took the position that it would not cover any molecular diagnostic test unless the test is expressly included in a National Coverage Determination issued by CMS, or a Local Coverage Determination, or coverage article issued by the MAC. Denial of coverage for our diagnostic tests by the current California MAC, Noridian Healthcare Solutions, or reimbursement at inadequate levels, would have a material adverse impact on our business and on market acceptance of our planned diagnostic tests.

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

Reimbursement rates paid by private third-party payers can vary based on whether the provider is considered to be an “in-network” provider, a participating provider, a covered provider, an “out-of-network” provider or a non-participating provider. These definitions can vary among payers. An in-network provider usually has a contract with the payor or benefits provider. This contract governs, among other things, service-level agreements and reimbursement rates. In certain instances an insurance company may negotiate an in-network rate for our testing. An in-network provider may have rates that are lower per test than those that are out-of-network, and that rate can vary widely. Rates vary based on the payer, the testing type and often the specifics of the patient’s insurance plan. If a laboratory agrees to contract as an in-network provider, it generally expects to receive quicker payment and access to additional covered patients. However, it is likely that we will initially be considered an “out-of-network” or non-participating provider by payers who cover the vast majority of lives until we can negotiate contracts with these payers.

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

Government Regulation

Clinical Laboratory Improvement Amendments of 1988 and State Regulation

As a provider of laboratory testing on human specimens for the purpose of disease diagnosis, prevention, or treatment, we will be required to hold certain federal, state, and local licenses, certifications and permits to conduct our business. In 1988, Congress enacted CLIA, which established quality standards for all laboratories providing testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. Our laboratory will obtain a CLIA certificate of accreditation. We also will be required to meet certain laboratory licensing and other requirements under state laws. Our laboratory will hold the required licenses from the applicable state agencies in the states in which we operate or from which we receive blood or urine samples for testing.

Under CLIA, a laboratory is defined as any facility that performs laboratory testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease, or the impairment of, or assessment of health of human beings. CLIA requires that we hold a certificate applicable to the complexity of the categories of testing we perform and that we comply with certain standards. CLIA further regulates virtually all clinical laboratories by requiring that they comply with various operational, personnel, facilities administration, quality and proficiency testing requirements intended to ensure that their clinical laboratory testing services are accurate, reliable and timely. CLIA certification is also a prerequisite to be eligible to be reimbursed for services provided to state and federal health care program beneficiaries. CLIA is user-fee funded. Therefore, all costs of administering the program must be covered by the regulated facilities, including certification and survey costs.

Under CLIA, laboratory licensing requires a site inspection, review of standard operating procedures and verification that diagnostic results can be reproduced reliably across a number of different conditions. Before submitting for a license, extensive clinical testing, which is typically done in two phases, must be undertaken at a hospital or medical center to demonstrate optimal use, safety, and efficacy of the test in diagnosing a specific condition. Each clinical study is conducted under the auspices of an institutional review board that will consider, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution.

Clinical studies are generally conducted in two phases. The first phase is Analytical Validation, which is done in the research laboratory and involves the replication of consistent results for the same sample across a spectrum of different conditions. Once the Analytical Validation is completed, the assay moves into Clinical Validation. In Clinical Validation, tests are run to confirm that consistent results for the same sample can be obtained in the actual laboratory that will conduct the commercial tests.

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

On January 13, 2017, the FDA issued a Discussion Paper on LDTs (“Discussion Paper”), which follows the FDAs late 2016 announcement that contrary to its earlier reports, it would not issue a final guidance on its proposed oversight of LDTs and allow for further public discussion on appropriate oversight. As it did in its 2014 guidance documents, the FDA continues to advocate a risk based approach to LDT oversight and proposes focusing on new and significantly modified high and moderate risk LDTs; however, new and significantly modified LDTs in certain categories would not be expected to comply with premarket review, quality systems, and registration and listing requirements unless necessary to protect public health. These exempt categories include low risk LDTs, LDTs for rare diseases, traditional LDTs, LDTs intended solely for public health surveillance, certain LDTs used in CLIA certified labs, and LDTs intended solely for forensic use. Based on the FDA’s guidance in the Discussion Paper, our products will likely not require FDA filing before launch. With respect to the postmarket surveillance of LDTs, the FDA’s Discussion Paper recommends that laboratories initially report serious adverse events for all tests except the exempted categories if tests, which include LDTs intended for public health surveillance, some stem cell/tissue/organ transplantation LDTs, and LDTs intended solely for forensic use. The Discussion Paper notes that while the report neither represents the formal position of the FDA and nor is it a final version of the LDT guidance documents published in 2014, it is hoped that its publication will continue to advance further public disclosure.

Based on guidance set forth in the Discussion Paper, FDA premarket review of new and significantly modified LDTs could be phased-in over four years, however, to date no firm time commitments have been set. Nonetheless, the FDA may decide to regulate certain LDTs on a case-by-case basis at any time.

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

FDA regulations could also require, among other things, additional clinical studies and submission of a premarket notification or filing a Premarket Approval ("PMA") application with the FDA. For example, LDTs with the same intended use as a cleared or approved companion diagnostic are defined in FDA’s draft guidance as “high-risk LDTs (Class III medical devices)” for which premarket review would be required. This may include the use of our LDTs for screening patients for cancer. See the discussion of FDA regulation of medical devices below under In Vitro Diagnostics. If premarket review is required by the FDA, there can be no assurance that our diagnostic tests will be cleared or approved on a timely basis, if at all, nor can there any be assurance that labeling claims allowed by the FDA will be consistent with our intended claims or will be adequate to support continued adoption of and reimbursement for our tests. Compliance with FDA regulations would increase the cost of conducting our business, and subject us to heightened requirements of the FDA and penalties for failure to comply with these requirements. We may also decide voluntarily to pursue FDA premarket review of our diagnostic tests if we determine that doing so would be appropriate.

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

The particular premarket requirements that must be met to market a medical device in the United States will depend on the classification of the device under FDA regulations. Medical devices are categorized into one of three classes, based on the degree of risk they present. Devices that pose the lowest risk are designated as Class I devices; devices that pose moderate risk are designated as Class II devices and are subject to general controls and special controls; and the devices that pose the highest risk are designated as Class III devices and are subject to general controls and premarket approval.

A premarket submission to the FDA will be required for some Class I devices, most Class II devices; and all Class III devices. Most Class I and some Class II devices are exempt from premarket submission requirements. Some Class I and most Class II devices may only be marketed after a 510(k) premarket notification, while a more extensive PMA is required to market Class III devices.

Until all regulatory requirements are phased in, our initial confirmatory diagnostics will not require FDA filing before launch. Since the tests are being developed as LDTs, the regulatory pathway that we will be following is the CLIA certification and inspection pathway.

If we elect to develop IVDs, our future screenings diagnostics may require a 510(k) submission or a PMA. In a 510(k) submission, the device sponsor must demonstrate that the new device is “substantially equivalent” to a predicate device in terms of intended use, technological characteristics, and performance testing. A 510(k) requires demonstration of substantial equivalence to another device that is legally marketed in the United States. Substantial equivalence means that the new device is at least as safe and effective as the predicate. A device is substantially equivalent if, in comparison to a predicate it (a) has the same intended use as the predicate and has the same technological characteristics as the predicate; or (b) has the same intended use as the predicate, has different technological characteristics, and the information submitted to FDA does not raise new questions of safety and effectiveness, and is demonstrated to be at least as safe and effective as the legally marketed predicate device.

A claim of substantial equivalence does not mean the new and predicate devices must be identical. Substantial equivalence is established with respect to intended use, design, energy used or delivered, materials, chemical composition, manufacturing process, performance, safety, effectiveness, labeling, biocompatibility, standards, and other characteristics. A device may not be marketed in the United States until the submitter receives a letter declaring the device substantially equivalent. If the FDA determines that a device is not substantially equivalent, the applicant may resubmit another 510(k) with new data, or request a Class I or II designation through the FDA’s de novo process that allows a new device without a valid predicate to be classified into Class I or II if it meets certain criteria, or file a reclassification petition, or submit a PMA.

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

CMS and the Office of Civil Rights issued a final rule in February 2014 to amend both the HIPAA and CLIA regulations. The final rule amended the HIPAA privacy rule to remove the CLIA laboratory exceptions, and as a result, HIPAA-covered laboratories are now required to provide individuals, upon request, with access to their completed test reports. Under the 2014 rule, CLIA laboratories and CLIA-exempt laboratories may provide copies of a patient’s completed test reports that, using the laboratory’s authentication process, can be identified as belonging to that patient. These changes to the CLIA regulations and the HIPAA Privacy Rule provide individuals with a greater ability to access their health information, empowering them to take a more active role in managing their health and health care. CLIA laboratories must create and maintain policies, procedures, and other documentation necessary to inform patients of the right to access laboratory test reports and how to exercise that right.

New laws governing privacy may also be adopted in the future. We will take steps to comply with all current health information privacy requirements of which we are aware and with which we must comply. However, we can provide no assurance that we will remain in compliance with diverse privacy requirements in all of the jurisdictions in which we do business. The current requirements may periodically change and could have an effect on our business operations if compliance becomes substantially more costly than under current requirements. Failure to comply with privacy requirements could result in civil or criminal penalties, which could have a materially adverse effect on our business.

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

Many states have laws similar to the federal laws described above, and state laws may be broader in scope and may apply regardless of payor.

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

Employees

As of February 10, 2017 we employed 15 persons on a full-time basis and one person on a part-time basis. Four of our full-time employees hold Ph.D. degrees in one or more fields of science.

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

Risks Related to Our Business Operations

We are a development stage company and have incurred operating losses since inception and we do not know if we will attain profitability

Since our inception in September 2009, we have incurred operating losses and negative cash flow and we expect to continue to incur losses and negative cash flows in the future. Our net losses for the years ended December 31, 2016 and 2015 were approximately $11.2 million and $8.7 million and we had an accumulated deficit of approximately $35.3 million and $24.1 million as of December 31, 2016 and 2015, respectively. Since inception, we have financed our operations through sales of our common stock and warrants, loans from BioTime and BioTime affiliates, exercise of warrants, a bank loan, and sale of BioTime common shares that we hold as available-for-sale securities. Although BioTime may continue to provide administrative support to us on a reimbursable basis, there is no assurance that BioTime will provide future financing. There is no assurance that we will be able to obtain any additional financing that we may need, or that any such financing that may become available will be on terms that are favorable to us and our shareholders. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our success in developing and marketing or licensing our diagnostic tests and technology.

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

•
The experimentation we are doing is costly, time consuming, and uncertain as to its results. We incurred research and development expenses amounting to approximately $5.7 million and $4.5 million during years ended December 31, 2016 and 2015, respectively. Since 2011, most of our research has been devoted to the development of our lead diagnostic tests to detect lung cancer, breast cancer, and bladder cancer.

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

Sales of any diagnostic tests that we may develop could be adversely impacted by the reluctance of physicians to adopt the use of our tests and by the availability of competing diagnostic tests

•
Physicians and hospitals may be reluctant to try a new diagnostic test due to the high degree of risk associated with the application of new technologies and diagnostic test in the field of human medicine, especially if the new test differs from the current standard of care for detecting cancer in patients.

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

•
Our ability to raise additional equity or debt capital will depend not only on progress made in developing our diagnostic tests, but also will depend on access to capital and conditions in the capital markets. There is no assurance that we will be able to raise capital at times and in amounts needed to finance the development and commercialization of our diagnostic tests and general operations. Even if capital is available, it may not be available on terms that we or our shareholders would consider favorable.

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

We do not yet have a certified diagnostic laboratory for use in conducting cancer diagnostic tests

We are constructing and equipping a diagnostic laboratory, and are hiring a staff to operate the laboratory. We will need to obtain federal and state certification or licensing of the laboratory for use in conducting cancer diagnostic tests. We do not know how long it will take to complete and fully staff the diagnostic laboratory and obtain the required certifications and licenses for the laboratory. We will expend a substantial part of our cash on hand and management resources to complete and staff the laboratory.

We have limited marketing and sales resources and no distribution resources for the commercialization of any diagnostic tests that we might successfully develop

If we are successful in developing marketable diagnostic tests, we will need to build our own marketing and sales capability, which will require the investment of significant financial and management resources to recruit, train, and manage a sales force.

Our business could be adversely affected if we lose the services of the key personnel upon whom we depend

We presently rely on a small senior management team to direct our diagnostics program and our commercial activities, including marketing, market access, and reimbursement. Accordingly, the loss of the services of one or more of the members of that management team could have a material adverse effect on our business.

We have granted a security interest in substantially all of our assets to secure our obligations under a bank loan agreement.

We have entered into a Loan and Security Agreement with Silicon Valley Bank for a loan that will be secured by substantially all of our assets, other than our patents and trade secrets, as collateral for the loan. If a default were to arise under the Loan and Security Agreement, the bank could foreclose on its security interest and we could lose our collateral, which could force us to discontinue our operations.

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

We are presently relying in part on financial systems maintained by BioTime and upon services provided by BioTime personnel. BioTime allocates certain expenses among itself, us, and BioTime’s other subsidiaries, which creates a risk that the allocations may not accurately reflect the benefit of an expenditure or use of financial or other resources by us, BioTime as our parent company, and the BioTime subsidiaries among which the allocations are made.

Risks Related to Our Industry

We face certain risks arising from regulatory, legal, and economic factors that affect our business and the business of other companies engaged in the development and marketing of diagnostic tests for human diseases. Because we are a small company without revenues and with limited capital resources, we may be less able to bear the financial impact of these risks than larger companies that have substantial income and available capital.

We may need to obtain regulatory approval of our diagnostic test candidates and laboratory facilities

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

•	A diagnostic test that is approved may be subject to restrictions on use.

•	The FDA can withdraw approval of an FDA regulated product if problems arise.

•	CLIA licensed laboratories can lose their licenses if problems arise during a periodic inspection.

The FDA may impose additional regulations for laboratory developed tests such as the ones we are developing

The FDA issued two draft guidance documents and a discussion paper that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs such as those we are developing. If the FDA implements the regulatory measures set forth in these documents:

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

If the FDA regulates LDTs such as the ones we are developing and requires that we seek pre-market approval, there is no assurance that we will be able to comply with FDA requirements

It may take two years or more to conduct the clinical studies and trials necessary to obtain pre-market approval from the FDA. Even if our clinical trials are completed as planned, we cannot be certain that the results will support our test claims or that the FDA will agree with our conclusions regarding our test results. Success in early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior clinical trials and studies. If we are required to conduct pre-market clinical trials, delays in the commencement or completion of clinical testing could significantly increase our test development costs and delay commercialization. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The clinical trial process may fail to demonstrate that our tests are effective for the proposed indicated uses, which could cause us to abandon a test candidate and may delay development of other tests.

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

We will depend on Medicare and a limited number of private payers for a significant portion of our revenues, and our revenues could decline if these payers fail to provide timely and adequate payment for our diagnostic tests

We expect that a substantial portion of the patients for whom we will perform diagnostic tests will have Medicare as their primary medical insurance. Even if our planned tests are otherwise successful, without Medicare reimbursement we might not be able to generate sufficient revenues to enable us to reach profitability and achieve our other commercial objectives. It generally takes two to three years to obtain Medicare coverage and other third party reimbursement approvals for a new LDT and there can be no assurance we will obtain such approvals for any of the cancer diagnostics that we are developing. Until a new cancer diagnostic test is accepted by third party payers for reimbursement, we will have to market the test to physicians on a patient pay basis. In the absence of reimbursement by Medicare, patients who would be candidates for the use of our diagnostic tests and who rely on Medicare coverage may decline to use our tests, and physicians may be reluctant to prescribe our tests, due to the cost of the test to the patients. Because of this patient cost factor, revenues from any new cancer test that we market will experience slow growth until the test is approved for reimbursement in an amount commensurate with the cost to the patient.

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

Changes in healthcare laws and policies may have a material adverse effect on our financial condition, results of operations and cash flows

The ACA substantially changed the way health care is financed by both governmental and private insurers, and Congressional leaders and the President have voiced their intent to amend the ACA or to repeal and replace it with new legislation, the provisions of which are not yet known. Among the ACA’s key changes, the ACA reduced payment rates under the Medicare Clinical Laboratory Fee Schedule and established an Independent Payment Advisory Board to reduce the per capita rate of growth in Medicare spending if spending exceeds a target growth rate. If retained, such provisions may negatively impact payment rates for our diagnostic tests.

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

Beginning on January 1, 2017, Medicare payment for any new advanced diagnostic test will be based on the list price or charge. After the test is commercially available for three quarters, the laboratory will be required to report payment and volume information and that data will be used to set payment for the test for the following year.

•
If data shows that the list price was greater than 130% of the payment using established methodology (a weighted median), CMS will recoup the difference from the laboratory through a payment claw back.

•	Payment will be updated annually based on the weighted median of commercial payer reimbursement.

We cannot predict whether future health care initiatives will be implemented at the federal or state level, or how any future legislation or regulation may affect us. The expansion of government’s role in the U.S. health care industry as a result of the ACA or the repeal or amendment of the ACA, and changes to the reimbursement amounts paid by Medicare and other payers for diagnostic tests may have a materially adverse effect on our business, financial condition, results of operations and cash flows.

Because of certain Medicare billing policies, we may not receive complete reimbursement for tests provided to Medicare patients

Medicare has coverage policies that can be national or regional in scope. Coverage means that the test or assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a diagnostic laboratory, may receive reimbursement from Medicare for the service. Regional policies are directed by Medicare's regional MACs. Reimbursement for our diagnostic testing may be negatively impacted by California MAC policies.

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

Private health insurance company policies may deny coverage or limit the amount they will reimburse us for the performance of our diagnostic tests

Patients who are not covered by Medicare will generally rely on health insurance provided by private health insurance companies. If we are considered a “non-contracted provider” by a third-party payer, that payer may not reimburse patients for diagnostic tests performed by us, or doctors within the payer’s network of covered physicians may not use our services to perform diagnostic tests for their patients. As a result, we may need to enter into contracts with health insurance companies or other private payers to provide diagnostic tests to their insured patients at specified rates of reimbursement which may be lower than the rates we might otherwise collect.

We will be required to comply with federal and state laws governing the privacy of health information, and any failure to comply with these laws could result in material criminal and civil penalties

The HIPAA sets forth security regulations that establish administrative, physical and technical standards for maintaining the confidentiality, integrity and availability of Protected Health Information in electronic form. We also may be required to comply with state laws that are more stringent than HIPAA or that provide individuals with greater rights with respect to the privacy or security of, and access to, their health care records. The Health Information Technology for Economic and Clinical Health Act (“HITECH”) established certain health information security breach notification obligations that require covered entities to notify each individual whose “protected health information” is breached.

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

•
Post Grant Review under the America Invents Act enables opposition-like proceedings in the United States. As with the USPTO interference proceedings, Post Grant Review proceedings will be very expensive to contest and can result in significant delays in obtaining patent protection or can result in a denial of a patent application.

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

Our patents may not protect our diagnostic tests from competition

•
We might not be able to obtain any patents beyond the bladder cancer marker patent and lung cancer marker patents that have been issued by the USPTO, and any patents that we do obtain might not be comprehensive enough to provide us with meaningful patent protection.

•	There will always be a risk that our competitors might be able to successfully challenge the validity or enforceability of any patent issued or licensed or licensed to us.

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

We may be subject to patent infringement claims that could be costly to defend, which may limit our ability to use disputed technologies, and which could prevent us from pursuing research and development or commercialization of some of our diagnostic tests, require us to pay licensing fees to have freedom to operate and/or result in monetary damages or other liability for us

The success of our business depends significantly on our ability to operate without infringing patents and other proprietary rights of others. If the technology that we use infringes a patent held by others, we could be sued for monetary damages by the patent holder or its licensee, or we could be prevented from continuing research, development, and commercialization of diagnostic tests that rely on that technology, unless we are able to obtain a license to use the patent. The cost and availability of a license to a patent cannot be predicted, and the likelihood of obtaining a license at an acceptable cost would be lower if the patent holder or any of its licensees is using the patent to develop or market a diagnostic tests with which our diagnostic test would compete. If we were unable to obtain a necessary license, we would need to develop or obtain rights to alternative technologies, which could prove costly and could cause delays in diagnostic test development, or we could be forced to discontinue the development or marketing of any diagnostic tests that were developed using the technology covered by the patent.

Risks Related to Our Relationship with BioTime

Until recently we were a subsidiary of BioTime, and BioTime retains a substantial stock ownership position that may allow it to assert significant influence over us

Although BioTime now owns less than 50% (approximately 49.98%) of our issued and outstanding shares of common stock, it still holds a sufficient number of shares to elect at least a minority, and potentially a majority, depending on how other shareholders vote, of the members of our Board of Directors and to influence our management. Two of the seven members of our Board of Directors are also officers or directors of BioTime and one of our directors is our Chief Executive Officer. This commonality of directors means that representatives of BioTime and our management are participating in making business decisions on our behalf.

BioTime’s voting power may allow BioTime to cause corporate actions to be taken even if the interests of BioTime conflict with the interests of our other shareholders. This concentration of voting power could have the effect of deterring or preventing a change in control that might be beneficial to our other shareholders.

With the support of only a small number of other shareholders BioTime could have the voting power to approve or disapprove any matter or corporate transaction presented to our shareholders for approval, including but not limited to:

•	Any amendment of our articles of incorporation or bylaws;

•	Any merger or consolidation of us with another company;

•	Any recapitalization or reorganization of our capital stock;

•	Any sale of assets or purchase of assets; or

•	A corporate dissolution or a plan of liquidation of our business.

We presently rely on BioTime for certain services and resources

Although we plan to have our own CLIA certified diagnostic laboratory, our own scientific personnel, and many critical management personnel, we presently rely on BioTime to provide certain management and administrative services, including patent prosecution, certain legal services, accounting, financial management, and controls over financial accounting and reporting. We have entered into the Shared Facilities Agreement with BioTime under which we have agreed to bear costs allocated to us by BioTime for the use of BioTime office and research facilities, human resources, services, and materials provided for our benefit by BioTime. We will pay BioTime 105% of its costs of providing personnel and services to us, and for any use of its facilities by us, including an allocation of general overhead based on that use. We may also share the services of some research personnel with BioTime.

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

•
Even if we utilize different technologies than BioTime or its subsidiaries, we could find ourselves in competition with them for research scientists, financing and other resources, licensing, manufacturing, and distribution arrangements, and for customers if we and BioTime or a BioTime subsidiary both bring diagnostic tests to market.

•
BioTime may retain sufficient influence through its share ownership to deter us from engaging in research and development programs, investments, business ventures, or agreements to develop, license, or acquire diagnostic tests or technologies that would or might compete with those owned, licensed, or under development by BioTime or any of its other subsidiaries.

•
BioTime and its subsidiaries will engage for their own accounts in research and product development programs, investments, and business ventures, and we will not be entitled to participate or to receive an interest in those programs, investments, or business ventures. BioTime and its subsidiaries will not be obligated to present any particular research and development, investment, or business opportunity to us, even if the opportunity would be within the scope of our research and development plans or programs, business objectives, or investment policies. These opportunities may include, for example, opportunities to acquire businesses or assets, including but not limited to patents and other intellectual property that could be used by us or by BioTime or by any of BioTime’s subsidiaries. Our respective boards of directors will have to determine which company should pursue those opportunities, taking into account relevant facts and circumstances at the time, such as the financial and other resources of the companies available to acquire and utilize the opportunity, and the best “fit” between the opportunity and the business and research and development programs of the companies. However, to the extent that BioTime has sufficient voting power to elect the members of our Board of Directors, BioTime may have the ultimate say in decision making with respect to the allocation of opportunities.

•
If we enter into any patent or technology license or sublicense, or any other agreement with BioTime or with a BioTime subsidiary, a conflict of interest could arise in determining how and when a party should enforce its rights under the agreement if the other BioTime company that is a party were to default or otherwise fail to perform any of its obligations under the agreement.

•
One of our significant assets is 619,706 BioTime common shares that we acquired from BioTime in exchange for shares of our common stock. We may sell the BioTime shares from time to time, or pledge the shares as collateral for loans, to raise capital to finance our operations. Because a sale of those shares could have a depressing effect on the market value of BioTime common shares, BioTime will have a continuing interest in the number of shares we sell, the prices at which we sell the shares, and the time and manner in which the shares are sold. Further, we may need or find it desirable to sell BioTime common shares at the same time as BioTime, or BioTime subsidiaries that hold BioTime common shares, also desire to sell some of their BioTime common shares. Concurrent sales of BioTime common shares by us, BioTime, or BioTime subsidiaries cold have a depressing effect on the market price of the BioTime common shares, lower the price at which we and they are able to sell BioTime common shares, and result in lower net proceeds from the sales. We plan to coordinate any future sales of our BioTime common shares with BioTime and its subsidiaries in order to provide an orderly and controlled process for raising capital through the sale of BioTime shares. This will include an agreement as to the number of shares to be sold, the time period or “market window” for selling shares, the use of a common securities broker-dealer, and a fair allocation of net sales based on average sales prices during any trading day on which we and they sell BioTime shares.

•
Each conflict of interest will be resolved by our respective boards of directors in keeping with their fiduciary duties and such policies as they may implement from time to time. However, the terms and conditions of patent and technology licenses and other agreements between us and BioTime or BioTime subsidiaries will not be negotiated on an arm’s-length basis due to BioTime’s ownership interest in us and due to the commonality of certain directors serving on our respective boards of directors.

Risks Related to Our Dependence on Third Parties

There is a limited number of manufacturers of molecular diagnostic equipment and related chemical reagents necessary for the provision of our diagnostic tests

We are developing our lung cancer diagnostic test using equipment and reagents from one manufacturer and we are working closely with that manufacturer to optimize reagent and system parameters and metrics to ensure consistent, reliable results from the equipment and reagents that we are using to analyze blood samples. The chemical reagents that are required for use with that particular manufacturer’s equipment are available only from that equipment manufacturer. If the manufacturer of the equipment we are using discontinues operation or if we experience supply or quality issues with their equipment or reagents, it may become necessary for us to acquire different analytic equipment, which would require additional testing procedures to ensure reproducibility of our test results using the new equipment. As a result, we may experience delays in developing our diagnostic tests or we may be experience a disruption for a period of time in providing diagnostic tests that we commercialize.

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

Risks Pertaining to Our Common Stock

Ownership of our common stock will entail certain risks associated with the limited history of the trading of our common stock, volatility of prices for our shares, and the fact that we do not pay dividends.

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

The implementation of a new FASB accounting standard could increase the risk that our future financial statements could be qualified by going concern uncertainty.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU No. 2014-15 defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures. ASU No. 2014-15 is effective for us for the year ended December 31, 2016, and all annual and interim periods thereafter. In connection with preparing financial statements for each annual and interim reporting period, ASU No. 2014-15 requires that an entity’s management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). As a result of the implementation of ASU No. 2014-15, we will be required to have more cash, cash equivalents, and liquid investments on hand on the date we issue or file our financial statements than had been the case during prior years in order to avoid going a concern qualification in our auditor’s report and in the footnotes to our financial statements. If our financial statements were to become subject to a going concern qualification or uncertainty or if we are unable to alleviate substantial doubt as part of our going concern assessment, or both, the market price of our common stock could decline.

BioTime will also be impacted by ASU No. 2014-15 in much the same manner us. If the consolidated financial statements BioTime were to become subject to a going concern qualification or uncertainty, the market price of their common stock could decline, resulting in a loss or decline in value of the BioTime shares we own as available for sale securities.

Because we do not pay dividends, our stock may not be a suitable investment for anyone who needs to earn dividend income

We do not pay cash dividends on our common stock. For the foreseeable future we anticipate that any earnings generated in our business will be used to finance the growth of our business and will not be paid out as dividends to our shareholders. Under a Loan and Security Agreement with Silicon Valley Bank, we have agreed not to pay dividends or to make any distributions or to redeem to repurchase any capital stock without Silicon Valley Bank’s prior written consent while the Loan and Security Agreement remains in effect. This means that our stock may not be a suitable investment for anyone who needs to earn income from their investments.

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

You may experience dilution of your ownership interests if we issue additional shares of common stock or preferred stock

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 55,000,000 shares of capital stock consisting of 50,000,000 shares of common stock and 5,000,000 “blank check” shares of preferred stock. At February 17, 2017 there were 29,361,616 shares of common stock outstanding, 3,033,653 shares of common stock reserved for exercise of warrants and 3,399,217 shares of common stock reserved for issuance upon the exercise of options under our employee stock option plan. No shares of preferred stock are presently outstanding.

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

We will incur costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives

As a public reporting company, we will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will entail significant legal and financial compliance costs and will make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept low policy limits and coverage.

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

Our common stock has been traded on the NYSE MKT under the symbol “OCX” since January 4, 2016. The following table sets forth the range of high and low closing prices for our common shares for the fiscal year ended December 31, 2016, as reported by the NYSE MKT:

Quarter Ended	High	Low
March 31, 2016	$10.11	$2.62
June 30, 2016	$6.07	$3.37
September 30, 2016	$5.32	$3.25
December 31, 2016	$7.70	$3.95

As of February 17, 2017, we had 277 holders of record of our common stock. This number does not include shareholders whose shares of OncoCyte common stock are held in “street name” in accounts with securities broker-dealers or other financial institutions or fiduciaries.

The following table shows certain information concerning the options outstanding and available for issuance under all of our compensation plans and agreements as of December 31, 2016 (in thousands, except weighted average exercise price):

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of the Outstanding Options, Warrants, and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans
OncoCyte Stock Option Plans Approved by Shareholders	3,017	$2.52	880

Additional information concerning our Employee Stock Option Plan and the stock options may be found in Note 7 to the Financial Statements.

Dividend Policy

We have never paid cash dividends on our capital stock and we do not anticipate paying cash dividends in the foreseeable future, but intend to retain our capital resources for reinvestment in our business. Under a Loan and Security Agreement with Silicon Valley Bank, we have agreed not to pay dividends or to make any distributions or to redeem to repurchase any capital stock without Silicon Valley Bank’s prior written consent. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon the repayment of the loans from Silicon Valley Bank, our financial condition, results of operations, capital requirements and other factors as our Board of Directors deems relevant.

Performance Measurement Comparison(1)

The following graph compares total stockholder returns of OncoCyte for the last twelve months beginning December 31, 2015 to two indices: the NYSE Amex Market Value – U.S. Companies (“Amex Market Value”) and the NYSE Arca Biotechnology Index. The total return for our common shares and for each index assumes the reinvestment of dividends, although we have never declared dividends on OncoCyte common shares, and is based on the returns of the component companies weighted according to their capitalizations as of the end of each quarterly period. The Amex Market Value tracks the aggregate price performance of equity securities of U.S. companies listed therein. The NYSE Arca Biotechnology Index represents biotechnology companies, trading on NYSE MKT under the Standard Industrial Classification (“SIC”) Code Nos. 283 (Drugs) and 382 (Laboratory Apparatus and Analytical, Optical) main categories (2834: Pharmaceutical Preparations; 2835: Diagnostic Substances; 2836: Biological Products; 3826: Laboratory Analytical Instruments; and 3829: Measuring & Controlling Devices). OncoCyte common stock trades on the NYSE MKT and is a component of the NYSE Amex Market Value – US Companies.

Comparison of Twelve Month Cumulative Total Return on Investment

		12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016

OncoCyte Corporation	Return %	-	-26.24	-22.78	41.57	39.88
	Cum $	100	73.76	56.96	80.64	112.80

AMEX Market Value (US Companies)	Return %	-	-0.88	5.84	5.81	1.27
	Cum $	100	99.12	104.94	111.03	112.45

NYSE Arca Biotechnology Index	Return %	-	-22.37	2.31	11.50	-8.70
	Cum $	100	77.63	79.42	88.55	80.85

OncoCyte Corporation, the Amex Market Value and NYSE Arca Biotechnology Index(2)

(1)
This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of OncoCyte under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)
Shows the cumulative total return on investment assuming an investment of $100 in each of OncoCyte Corporation, the Amex Market Value and the NYSE Arca Biotechnology Index on December 31, 2015. The cumulative total return on OncoCyte common shares has been computed based on a price of $9.00 per share, the price at which OncoCyte’s common shares closed on January 4, 2016, OncoCyte’s first day of “regular way” trading on NYSE MKT.

Item 6.	Selected Financial Data (in thousands, except per share data)

	2016	2015	2014
OPERATING EXPENSES
Research and development	$5,677	$4,527	$3,962
General and administrative	5,463	4,191	1,011
Total operating expenses	11,140	8,718	4,973

Loss from operations	(11,140)	(8,718)	(4,973)

OTHER EXPENSES, NET
Interest expense, net	(28)	(19)	(2)
Other income (expense), net	-	2	(11)
Total other expense, net	(28)	(17)	(13)

NET LOSS	$(11,168)	$(8,735)	$(4,986)

Basic and diluted net loss per share	$(0.42)	$(0.42)	$(0.27)

Weighted average shares outstanding: basic and diluted	26,529	21,009	18,200

	December 31,
	2016	2015
Balance Sheet Data (in thousands):
Cash and cash equivalents	$10,174	$7,996
BioTime shares held as available-for-sale securities, at fair value	2,237	2,541
Intangible assets, net	988	1,230
Total assets	14,447	12,731
Total liabilities	4,585	2,314
Total stockholders’ equity	$9,862	$10,417

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited financial statements for the years ended December 31, 2016, 2015 and 2014, and highlight certain other information which, in the opinion of management, will enhance a reader's understanding of our financial condition, changes in financial condition and results of operations. These historical financial statements may not be indicative of our future performance. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Risk Factors.”

Emerging Growth Company Status

The Jumpstart our Business Startups Act of 2012 (“JOBS Act”) permits an "emerging growth company" such as OncoCyte to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, we elected to comply with newly adopted or revised accounting standards when they become applicable to public companies because our financial statements were consolidated with those of BioTime, which is not an emerging growth company under the JOBS Act and is therefore not permitted to delay the adoption of new or revised accounting standards that become applicable to public companies. This election under the JOBS Act to not delay the adoption of new or revised accounting standards is irrevocable.

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

We believe we have sufficient cash, cash equivalents, and working capital to carry out our current operations through at least twelve months from the issuance date of our financial statements included elsewhere in this Annual Report. We will need to obtain additional financing in order to commercialize any diagnostic tests that we develop and to continue our operations, including additional capital equipment purchases for our diagnostic laboratory and adding personnel required in 2018 and beyond to perform any laboratory diagnostic tests that we develop. Our determination as to when we will seek new financing and the amount of financing that we will need will be based on our evaluation of the progress we make in our research and development programs, any changes to or the expansion of the scope and focus of our research, progress and results of commercializing our diagnostic tests after completion of development, and our projection of future costs. See “Liquidity and Capital Resources” for a discussion of our available capital resources, our need for future financing, and possible sources of capital.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts in our financial statements and related notes. Our significant accounting policies are described in Note 2 to our financial statements included elsewhere in this Report. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. On an ongoing basis, we evaluate estimates which are subject to significant judgment, including those related to going concern assessment of our financial statements, the allocation of direct and indirect expenses, useful lives associated with long-lived intangible assets, equipment and furniture, loss contingencies, valuation allowances related to deferred income taxes, and assumptions used to value stock-based awards, debt or other equity instruments. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. To the extent that there are material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe the assumptions and estimates associated with the following have the greatest potential impact on our financial statements.

Going concern assessment

With the implementation of FASB’s new standard on going concern, ASU No. 2014-15, beginning with the year ended December 31, 2016 and all annual and interim periods thereafter, we will assess going concern uncertainty in our financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital, including available loans or lines of credit, if any, to operate for a period of at least one year from the date our financial statements are issued or are available to be issued, which is referred to as the “look-forward period” as defined by ASU No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections, and estimates, and we will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail those expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable those implementations can be achieved and we have the proper authority to execute them within the look-forward period in accordance with ASU No. 2014-15.

Related party transactions - Shared Facilities and Services Agreement

As more fully described in Note 4 to our financial statements, to the extent we do not employ our own human resources for operations, BioTime, or BioTime commonly controlled and consolidated subsidiaries provide certain employees for administrative or operational services, as necessary, for our benefit, under the Shared Facilities Agreement. Accordingly, BioTime allocates expenses such as salaries and payroll related expenses incurred and paid on behalf of OncoCyte based on the amount of time that particular employees devote to our affairs. Other expenses such as legal, accounting, marketing, travel, and entertainment expenses are allocated to us to the extent that those expenses are incurred by or on behalf of OncoCyte. BioTime also allocates certain overhead expenses such as facilities, leasing, property taxes, insurance, internet and telephone expenses based on a percentage determined by management. These allocations are made based upon activity-based allocation drivers such as time spent, percentage of square feet of office or laboratory space used, and percentage of personnel devoted to our operations or management. Management evaluates the appropriateness of the percentage allocations on a quarterly basis and believes that this basis for allocation is reasonable.

Accounting for warrants

We determine the accounting classification of warrants we issue, as either liability or equity classified, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate us to settle the warrants or the underlying shares by paying cash or other assets, and warrants that must or may require settlement by issuing variable number of shares.  If warrants do not meet the liability classification under ASC 480-10, we assess ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature.  If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, we also assess whether the warrants are indexed to our common stock and whether the warrants are classified as equity under ASC 815-40 or other GAAP. After all such assessments, we conclude whether the warrants are classified as liability or equity.  Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations.  Equity classified warrants only require fair value at issuance with no changes recognized subsequent to the issuance date. We do not have any liability classified warrants as of any period presented. See Note 6 to our financial statements.

Stock-based compensation

We have adopted accounting standards governing share-based payments, which require the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees, including employee stock options, based on estimated fair values. We utilize the Black-Scholes Merton option pricing model. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Because our common stock had no public trading history prior to December 31, 2015, for the years ended December 31, 2015 and 2014, we estimated the expected volatility of the awards from the historical volatility of selected public companies within the biotechnology industry with comparable characteristics to us, including similarity in size, lines of business, market capitalization, revenue and financial leverage. For the year ended December 31, 2016, we estimated the expected volatility using our own stock price volatility to the extent applicable or a combination of our stock price volatility and the stock price volatility of stock of peer companies.  We determined the expected volatility assumption using the frequency of daily historical prices of comparable public company’s common stock for a period equal to the expected term of the options. The expected term of options granted is based upon the “simplified method” provided under Staff Accounting Bulletin, Topic 14, or SAB Topic 14. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. Although the fair value of employee stock options is determined in accordance with FASB guidance, the key inputs and assumptions may change as we develop our own company estimates, experience and key inputs including our expected term, and stock price volatility based on the trading history of our stock on the NYSE:MKT. Changes in these subjective assumptions can materially affect the estimated value of equity grants and the stock-based compensation that we record in our financial statements.

Accounting for BioTime Shares

We account for the BioTime shares we hold as available-for-sale equity securities in accordance with ASC 320-10-25, Investments – Debt and Equity Securities, as the shares have a readily determinable fair value quoted on the NYSE MKT and are held principally for future working capital purposes, as necessary. These shares are measured at fair value and reported as current assets on the balance sheet based on the closing trading price of the security as of the date being presented. Unrealized holding gains and losses are excluded from the statements of operations and reported in equity as part of other comprehensive income or loss, net of income taxes, until realized. Realized gains and losses for shares sold are reclassified out of accumulated other comprehensive income or loss and included in equity, as an increase or decrease to common stock equity consistent with, and pursuant to, ASC 805-50 Business Combinations (“ASC 805”), transactions between entities under common control. As discussed in Note 10 to our financial statements included elsewhere in this Report, on February 17, 2017 BioTime deconsolidated our financial statements from its consolidated financial statements. Due to this deconsolidation, and based on BioTime no longer having “control” over OncoCyte under GAAP, any realized gains and losses we generate from the sale of BioTime shares after February 17, 2017 will be included in our statements of operations.

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

Income taxes

We have filed a standalone U.S. federal income tax return since our inception. For California purposes, our activity for 2014, 2015 and 2016 has been or will be included in BioTime’s California combined tax return. The provision for income taxes has been determined as if we had filed separate tax returns for the periods presented. Accordingly, our effective tax rate in future years could vary from our historical effective tax rates depending on our future legal structure and related tax elections. The historical deferred tax assets, including the operating losses and credit carryforwards generated by us, will remain with us. We account for income taxes in accordance with GAAP, which prescribes the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. Our judgments regarding future taxable income may change over time due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowance may be increased or decreased, which may have a material impact on our statements of operations.

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

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

The following tables show our operating expenses for the years ended December 31, 2016 and 2015 (in thousands).

	Years Ended December 31		$		%
	2016	2015	Increase		Increase
Research and development expenses	$5,677	$4,527	$	+ 1,150	$	+25.4%
General and administrative expenses	$5,463	$4,191	$	+ 1,272	$	+30.4%

Research and development expenses

The following table shows the approximate amounts and percentages of our total research and development expenses of $5.7 million and $4.5 million allocated to our primary research and development projects during the years ended December 31, 2016 and 2015, respectively (in thousands).

	Amount(1)		Percent
Program	2016	2015	2016	2015

General	$1,649	$1,687	29.1%	37.3%
Lung Cancer Confirmatory Diagnostic	2,940	763	51.8%	16.8%
Bladder Cancer Confirmatory Diagnostic	376	895	6.6%	19.8%
Breast Cancer Confirmatory Diagnostic	375	1,105	6.6%	24.4%
CLIA Lab	337	77	5.9%	1.7%
Total	$5,677	$4,527	100%	100%

(1)
Amount also includes certain general research and development expenses, such as laboratory supplies, laboratory expenses, rent allocated, and insurance allocated to research and development expenses, incurred directly by BioTime on behalf of OncoCyte and allocated to OncoCyte under the Shared Facilities Agreement.

Research and development expenses for the year ended December 31, 2016 increased to $5.7 million from $4.5 million during 2015. Overall the increase in research and development expenses is due to increased staffing and costs of clinical trials as part of the development of our cancer diagnostic tests. The increases in research and development expenses during 2016 are primarily attributable to increases of $0.4 million in laboratory expenses, $0.3 million in salaries and payroll related expenses, $0.2 million in business development expenses, and $0.2 million in clinical trials expenses, principally focused on the lung cancer confirmatory diagnostic test.

We expect to continue to incur a significant amount of research and development expenses.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2016 increased to $5.5 million from $4.2 million during 2015. The increases in general and administrative expenses during 2016 are primarily attributable to increases of $0.6 million in general consulting expenses, $0.5 million in salaries and payroll related expenses, $0.2 million in marketing research expenses, $0.2 million in general and administrative expenses allocated to us by BioTime, and $0.4 million in other general administrative costs including legal fees and SEC filing fees. These increases were in part offset by a decrease in stock based compensation expense of $0.8 million due to fewer stock option grants made in 2016 as compared to 2015 and certain modifications of stock option grants to an executive in 2015 that resulted in higher expense in 2015. Stock based compensation was also lower in 2016 due to OncoCyte not granting stock options to employees of BioTime in 2016, whereas options were granted during 2015 and prior years to certain BioTime employees who provided services to us 2015 and prior years, which are treated as nonemployee grants and generally result in higher stock based compensation expense in OncoCyte’s financial statements.

We expect to continue to incur a significant amount of general and administrative expenses.

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

	Amount(1)		Percent
Program	2015	2014	2015	2014

General	$1,719	$1,621	38.0%	40.9%
Lung Cancer Confirmatory Diagnostic	763	76	16.8%	1.9%
Bladder Cancer Confirmatory Diagnostic	895	1,143	19.8%	28.9%
Breast Cancer Confirmatory Diagnostic	1,105	1,057	24.4%	26.7%
Other	45	65	1.0%	1.6%
Total	$4,527	$3,962	100%	100%

(1)
Amount also includes certain general research and development expenses, such as laboratory supplies, laboratory expenses, rent allocated, and insurance allocated to research and development expenses, incurred directly by BioTime on behalf of OncoCyte and allocated to OncoCyte under the Shared Facilities Agreement.

Research and development expenses for the year ended December 31, 2015 increased to $4.5 million from $4.0 million during 2014. Overall the increase in research and development expenses is due to increased staffing and costs of clinical trials as part of the development of our cancer diagnostic tests. The increases in research and development expenses during 2015 are primarily attributable to the following increases: $309,000 of scientific consulting expenses, $277,000 of stock based compensation to employees and consultants, $235,000 of clinical trial related expenses; and a net increase of $101,000 in other miscellaneous expenses. These increases were in part offset by a $260,000 decrease in and patent, license, and trademark related fees and a $96,000 decrease in outside research services.

We expect to continue to incur a significant amount of research and development expenses.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2015 increased to $4.2 million from $1.0 million during. These increases are primarily as a result of increased staffing, including both management and consulting personnel, and costs related to our common stock becoming publicly traded in December 2015. The increases in general and administrative expenses during 2015 are primarily attributable to the following increases: $1.2 million of stock based compensation expenses to employees and consultants allocated to general and administrative expense; $435,000 of salaries and payroll related expenses allocated to general and administrative expenses, $377,000 of accounting and audit related expenses; $332,000 of general consulting expenses; $258,000 of legal expenses; $189,000 of investor and public relations related expenses; $91,000 of recruiting expenses; $90,000 of cash and stock-based compensation to our independent directors, and a net increase of $210,000 in other miscellaneous expense.

Income taxes

As of December 31, 2016, we had net operating loss carryforwards of approximately $30.6 million for U.S. federal income tax purposes and $15.1 million for state income tax purposes, which expire generally between 2029 and 2036. In addition, as of December 31, 2016, we had research and development credit carryforwards for federal and state tax purposes of $860,000 and $905,000, respectively. The federal credits expire between 2030 and 2036, while the state credits have no expiration. Due to our losses incurred for all periods presented, we did not record any provision or benefit for income taxes.

During 2015, we sold 259,712 BioTime common shares in at-the-market transactions which resulted in taxable gains of approximately $815,000. Those taxable gains were fully offset by current operating losses, thus resulting in no income taxes due from the sales. At December 31, 2016 and 2015, we recorded deferred tax liabilities of $761,000 and $864,000, respectively, resulting from the differences in the tax basis of BioTime shares held by OncoCyte as compared to the basis of such shares reported for financial reporting purposes.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. We established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

Liquidity and Capital Resources

At December 31, 2016, we had $10.2 million of cash and cash equivalents and held BioTime common shares as available-for-sale securities valued at $2.2 million. Since inception, we have financed our operations through the sale of our common stock and warrants to our shareholders, loans from BioTime and BioTime affiliated entities, the sale of BioTime common shares, a bank loan, and exercises of our warrants.

On February 17, 2017, certain of our investors exercised 625,000 warrants to purchase our common stock at an exercise price of $3.25 per warrant for total exercise cash proceeds to us of $2.0 million (the “Warrant exercise”). The warrants had been issued as part of a financing that we completed on August 29, 2016, during which we sold an aggregate of 3,246,153 immediately separable units of one share of OncoCyte common stock and one warrant to purchase one share of OncoCyte common stock.  In order to induce the investors to complete the Warrant exercise and, in conjunction with the Warrant exercise, we issued new warrants to those investors. Certain investors received 200,000 warrants with an exercise price of $5.50 per warrant share and the other investor received 212,500 warrants with an exercise of $3.25 per warrant share (the “New Warrants”).  The New Warrants are exercisable at any time for five years from the date of issue. After the Warrant exercise and issuance of the New Warrants to those investors, we have 3,033,653 warrants outstanding, including both unexercised warrants issued during August 2016 and the New Warrants, at exercise prices ranging from $3.25 and $5.50 per warrant.

On February 21, 2017, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) pursuant to which we may borrow $2 million, (the “First Tranche”). If we wish to borrow the First Tranche, we must do so by April 30, 2017. The loan may be increased by $3 million (the “Contingent Tranche”) on or after May 1, 2017 if we obtain at least $20 million of additional equity capital and launch our initial lung cancer diagnostic test, and are not in default under the Loan Agreement. Payments of interest only on the principal balance will be due monthly from the draw date through October 31, 2017, and, beginning on November 1, 2017, monthly payments of principal and interest will become payable. The outstanding principal balance of the loan will bear interest at a stated floating annual interest rate equal to the greater of (i) three-quarters of one percent (0.75%) above the prime rate or (ii) four and one-quarter percent (4.25%). As of February 21, 2017, the prime rate plus 0.75% was 4.50% per annum.

The principal amount of the First Tranche plus accrued interest will be due and payable to the Bank at maturity on April 1, 2020. The principal amount of all draws under the Contingent Tranche, if any, plus accrued interest will be due and payable to the Bank at maturity on October 1, 2020. At maturity, we will also pay the Bank an additional final payment fee of 5.8% of the original principal borrowed. Any amounts borrowed and repaid, may not be reborrowed.

We may prepay in full the outstanding principal balance at any time, subject to a prepayment fee equal to 3.0% of the outstanding principal balance if prepaid within one year after February 21, 2017, 2.0% of the outstanding principal balance if prepaid more than one year but less than two years after February 21, 2017, or 1.0% of the outstanding principal balance if prepaid two years or more after February 21, 2017.

The outstanding principal amount of the loan, with interest accrued, the final payment fee, and the prepayment fee may become due and payable prior to the applicable maturity date if an “Event of Default” as defined in the Loan Agreement occurs and is not cured within any applicable cure period. An Event of Default includes, among other events, failure to pay interest and principal when due, material adverse changes, which include a material adverse change in OncoCyte’s business, operations, or condition (financial or otherwise), failure to provide the bank with timely financial statements and filings with the Securities and Exchange Commission, as required, legal judgments or pending or threatened legal actions of $50,000 or more, insolvency, and delisting from the NYSE MKT. Our obligations under the Loan Agreement are collateralized by substantially all of our assets other than intellectual property such as patents and trade secrets that we own. Accordingly, if an Event of Default were to occur and not be cured, the Bank could foreclose on its security interest in the collateral.

On February 21, 2017 and in conjunction with the $2 million First Tranche becoming available under the Loan Agreement, we issued a common stock purchase warrant to the Bank (the “Bank Warrant”) entitling the Bank to purchase 8,247 shares of OncoCyte common stock at the initial Warrant Price of $4.85 per share, through February 21, 2027. The number of shares of common stock issuable upon the exercise of the Bank Warrant will increase on the date of the draw of the First Tranche, and on the date on which we meet the conditions of the Contingent Tranche availability, and on the date of the first draw, if any, on the Contingent Tranche. The number of additional shares of common stock issuable upon the exercise of the Bank Warrant will be equal to 2.0% of the First Tranche or Contingent Tranche, as applicable, divided by the Warrant Price determined as provided in the Bank Warrant. The Warrant Price will be determined with reference to the market price of OncoCyte common stock on the date the Contingent Tranche becomes available, or the date on which OncoCyte borrows funds under the First Tranche or Contingent Tranche, as applicable. The Bank may elect to exercise the Bank Warrant on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the Bank Warrant is being exercised by (A) the excess of the fair market value of the common stock over the applicable Warrant Price, divided by (B) the fair market value of the common stock.  The fair market value of the common stock will be last closing or sale price on a national securities exchange, interdealer quotation system, or over-the-counter market.

Based on cash and cash equivalents currently on hand, including the proceeds of the Warrant exercise and the First Tranche under the Loan Agreement, we believe we have sufficient cash, cash equivalents, and working capital to carry out our current operations through at least twelve months from the issuance date of our financial statements included elsewhere in this Annual Report. If results of our research and development efforts are successful to the point where we believe that a commercial product can be launched successfully, then additional capital will be required for developing a sales and marketing team and launching our first diagnostic test.  Dependent on results of any product commercialization and ongoing sales, if any, additional capital might be required in 2017 or beyond to develop and launch our products, for working capital, and for other expenses. The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Our determination as to when we will seek new financing and the amount of financing that we will need will be based on our evaluation of the progress we make in our research and development programs, any changes to or the expansion of the scope and focus of our research, the results of commercialization of any diagnostic tests we develop, and our projection of future costs, revenues, and rates of expenditure.

Cash used in operations

During the years ended December 31, 2016 and 2015, our total research and development expenditures were $5.7 million and $4.5 million, respectively, and our general and administrative expenditures were $5.5 million and $4.2 million, respectively. Net loss for the years ended December 31, 2016 and 2015 amounted to $11.2 million and $8.7 million, respectively. Net cash used in operating activities during these periods amounted to $7.5 million and $4.2 million, respectively. The amount by which our net loss exceeded net cash used in our operations during 2016 is primarily due to the following: an increase of $2.0 million in amounts owed to BioTime and affiliates; $922,000 in noncash stock-based compensation; $242,000 in amortization of intangible assets; $145,000 in depreciation expense; an increase of $229,000 in accounts payable and accrued expenses; and a decrease of $101,000 in prepaid expenses and other current assets.

Cash used in investing activities

During the years ended December 31, 2016 and 2015, $106,000 and $500,000 in cash payments were made for purchase of machinery and equipment, respectively, and $75,000 in security deposits for equipment.

Cash provided by financing activities

During the year ended December 31, 2016 we received $9.8 million in net cash proceeds from the sale of 3,246,153 shares of our common stock and 3,246,153 warrants to purchase our common stock; and $218,000 from employee options exercised. Those proceed were partially offset by $114,000 in repayment of capital lease obligations.

Contractual obligations

As of December 31, 2016, our contractual obligations for the next five years and thereafter were as follows (in thousands):

	Principal Payments Due by Period
Contractual Obligations (1)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Shared Facilities Agreement (2)	$2,854	2,854	-	-	-
Capital lease (3)	$512	202	310	-	-

(1)           This table does not include payments to key employees that could arise if their employment is involuntary terminated or if their employment terminated following a change in control of OncoCyte.

(2)           Under the Shared Facilities Agreement, we reimburse BioTime for a portion of the rent and other expenses of leasing our office and laboratory facility, and for BioTime’s cost of providing us with the use of laboratory and office equipment and supplies, utilities, and personnel. Salaries and related expenses for accounting services and building maintenance are allocated based on a fixed percentage evaluated by BioTime management and us on a quarterly basis and adjusted based on the level of activity in each quarter. Salaries for any other services are allocated based on monthly timesheets. We expect to settle the remaining $854,000 owed to BioTime with BioTime shares we own.

(3)           Includes certain capital leases for lab equipment.

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Credit Risk

Under our Loan Agreement with Silicon Valley Bank, we are required to hold our cash in (a) marketable direct obligations issued or unconditionally guaranteed by the United States or any agency or any state thereof having maturities of not more than one year from the date of acquisition; (b) commercial paper maturing no more than one (1) year after its creation and having the highest rating from either Standard & Poor’s Ratings Group or Moody’s Investors Service, Inc.; (c) certificates of deposit issued by the Bank and maturing no more than one (1) year after issue, or deposit accounts with other banks. Deposits with banks may temporarily exceed the amount of insurance provided on such deposits. We will monitor the cash balances in the accounts and adjust the cash balances as appropriate, and as permitted by the Loan Agreement, but if the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

Prior to entering into the Loan Agreement with Silicon Valley Bank, we invested most of our cash in money market funds. Our investments in money market funds were not insured or guaranteed by the United States government or any of its agencies.

Interest Rate Risk

We previously invested most of our cash in money market funds but currently we must hold our funds in investments permitted by the Loan Agreement.  The primary objective of our investments will be to preserve principal and liquidity while earning a return on our invested capital, without incurring significant risks. Our future investment income is not guaranteed and may fall short of expectations due to changes in prevailing interest rates.  If we sell any investment security prior to its maturity date, we may suffer a loss in principal if the market value of the security declines below our acquisition cost.

Available for sale securities at fair value

We hold 619,706 BioTime common shares at fair value as available for sale securities. Those shares are subject to changes in market value. BioTime common shares trade on the NYSE MKT under the ticker “BTX”. As of December 31, 2016, the 52 week high/low stock price per share range for BioTime was $2.08 to $3.97.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
OncoCyte Corporation

We have audited the accompanying balance sheets of OncoCyte Corporation (the Company) as of December 31, 2016 and 2015, and the related statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OncoCyte Corporation at December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ OUM & CO. LLP

San Francisco, California
February 27, 2017

Item 8.	Financial Statements and Supplementary Data

ONCOCYTE CORPORATION
BALANCE SHEETS
(In thousands)

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,174	$7,996
BioTime shares held as available-for-sale securities, at fair value	2,237	2,541
Prepaid expenses and other current assets	285	388
Total current assets	12,696	10,925

NONCURRENT ASSETS
Intangible assets, net	988	1,230
Equipment and furniture, net	688	576
Deposits	75	-
TOTAL ASSETS	$14,447	$12,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Amount due to parent, BioTime	$2,703	$807
Amount due to affiliates	151	40
Accounts payable	422	285
Accrued expenses and other current liabilities	797	1,182
Capital lease liability	202	-
Total current liabilities	4,275	2,314

LONG-TERM LIABILITIES
Capital lease liability	310	-
TOTAL LIABILITIES	4,585	2,314

Commitments and contingencies (see Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value, 50,000 shares authorized; 28,737 and 25,391 shares issued and outstanding at December 31, 2016 and 2015, respectively	45,818	34,901
Accumulated other comprehensive loss on available-for-sale securities	(654)	(350)
Accumulated deficit	(35,302)	(24,134)
Total stockholders’ equity	9,862	10,417
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,447	$12,731

The accompanying notes are an integral part of these financial statements.

ONCOCYTE CORPORATION
STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014

OPERATING EXPENSES
Research and development	$5,677	$4,527	$3,962
General and administrative	5,463	4,191	1,011
Total operating expenses	11,140	8,718	4,973

Loss from operations	(11,140)	(8,718)	(4,973)

OTHER EXPENSES, NET
Interest expense, net	(28)	(19)	(2)
Other income (expenses), net	-	2	(11)
Total other expenses, net	(28)	(17)	(13)

NET LOSS	$(11,168)	$(8,735)	$(4,986)

Basic and diluted net loss per share	$(0.42)	$(0.42)	$(0.27)

Weighted average shares outstanding: basic and diluted	26,529	21,009	18,200

The accompanying notes are an integral part of these financial statements.

ONCOCYTE CORPORATION
STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2016	2015	2014

NET LOSS	$(11,168)	$(8,735)	$(4,986)

Other comprehensive loss, net of tax:
Realized loss on sale of BioTime shares	-	397	569
Unrealized (loss) gain on BioTime shares held as available-for-sale securities	(304)	75	(21)

COMPREHENSIVE LOSS	$(11,472)	$(8,263)	$(4,438)

The accompanying notes are an integral part of these financial statements.

ONCOCYTE CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
BALANCE AT DECEMBER 31, 2013	18,200	$15,398	$(1,370)	$(10,413)	$3,615
Net loss	-	-	-	(4,986)	(4,986)
Unrealized loss on BioTime shares held as available-for-sale securities	-	-	(21)	-	(21)
Stock-based compensation	-	318	-	-	318
Transfer of realized loss into equity from sale of BioTime shares	-	(569)	569	-	-
BALANCE AT DECEMBER 31, 2014	18,200	15,147	(822)	(15,399)	(1,074)
Net loss	-	-	-	(8,735)	(8,735)
Unrealized gain on BioTime shares held as available-for-sale securities	-	-	75	-	75
Stock-based compensation	-	1,815	-	-	1,815
Common stock issued to BioTime for extinguishment of debt	1,500	3,300	-	-	3,300
Common stock issued to investors for cash	1,500	3,300	-	-	3,300
Common stock issued to BioTime upon conversion of BioTime convertible note payable and accrued interest	1,508	3,318	-	-	3,318
Common stock issued to BioTime for cash	2,711	8,349	-	-	8,349
Exercise of stock options	3	4	-	-	4
Fair value of contingently issuable warrant	-	65	-	-	65
OncoCyte common stock received as a dividend in kind from BioTime	(31)	-	-	-	-
Transfer of realized loss into equity from sale of BioTime shares	-	(397)	397	-	-
BALANCE AT DECEMBER 31, 2015	25,391	34,901	(350)	(24,134)	10,417
Net loss	-	-	-	(11,168)	(11,168)
Unrealized loss on BioTime shares held as available-for-sale securities	-	-	(304)	-	(304)
Stock-based compensation	-	922	-	-	922
Proceeds from issuance of common stock and warrants, net of discounts and financing costs	3,246	9,777			9,777
Exercise of stock options	100	218	-	-	218
BALANCE AT DECEMBER 31, 2016	28,737	$45,818	$(654)	$(35,302)	$9,862

The accompanying notes are an integral part of these financial statements.

ONCOCYTE CORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,168)	$(8,735)	$(4,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	145	41	39
Amortization of intangible assets	242	242	242
Stock-based compensation	922	1,815	318
Contingently issuable warrant expense to investors	-	65	-
Interest expense	-	18	-
Changes in operating assets and liabilities:
Amount due to parent, BioTime	1,896	1,672	2,823
Amount due to affiliates	111	(115)	103
Prepaid expenses and other current assets	101	(274)	6
Accounts payable and accrued liabilities	229	1,042	291
Net cash used in operating activities	(7,522)	(4,229)	(1,164)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(106)	(500)	(9)
Proceeds from sale of BioTime shares	-	815	1,329
Security deposit	(75)	-	-
Net cash provided by (used in) investing activities	(181)	315	1,320

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	218	4	-
Proceeds from sale of common stock	-	11,649	-
Proceeds from sale of common stock and warrants	10,550	-	-
Financing costs related to sale of common stock and warrants	(773)	-	-
Repayment of capital lease obligation	(114)	-	-
Net cash provided by financing activities	9,881	11,653	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,178	7,739	156
CASH AND CASH EQUIVALENTS:
At beginning of the year	7,996	257	101
At end of the year	$10,174	$7,996	$257
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Equipment purchased under capital leases	$626	$-	$-
Common stock issued to BioTime for extinguishment of debt	-	3,300	-
Common stock issued to BioTime upon conversion of convertible note payable and accrued interest	-	3,318	-
Realized loss on sale of BioTime shares	-	397	569

The accompanying notes are an integral part of these financial statements.

ONCOCYTE CORPORATION
NOTES TO FINANCIAL STATEMENTS

1. Organization, Description of the Business and Liquidity

OncoCyte Corporation (“OncoCyte”) was incorporated in 2009 in the state of California and at December 31, 2016 was a majority-owned subsidiary of BioTime, Inc. (“BioTime”), a publicly traded biotechnology company focused in the field of regenerative medicine. As discussed in Note 10, effective February 17, 2017, OncoCyte ceased to be a subsidiary of BioTime for financial reporting purposes when BioTime’s percentage ownership of outstanding OncoCyte common stock declined below 50% as a result of the issuance of additional OncoCyte common stock to certain investors who exercised OncoCyte stock purchase warrants.

OncoCyte is developing molecular cancer diagnostics utilizing a discovery platform that focuses on identifying genetic markers broadly expressed in numerous types of cancer. OncoCyte is presently focusing its efforts on developing diagnostic tests for use in detecting a variety of cancers including lung, bladder, and breast cancers.

Liquidity

For all periods presented, OncoCyte had generated no revenues. Since inception, OncoCyte has financed its operations through the sale of its common stock and warrants to its shareholders, including BioTime, loans from BioTime and other BioTime affiliates, warrant exercises, and a bank loan (see Note 10), and sales of BioTime common shares that OncoCyte held as available-for-sale securities (see Note 2). OncoCyte has incurred operating losses and negative cash flows since inception, and had an accumulated deficit of $35.3 million and $24.1 million as December 31, 2016 and 2015, respectively.

OncoCyte plans to continue to invest significant resources in research and development in the field of molecular cancer diagnostics. OncoCyte expects to continue to incur operating losses and negative cash flows. If results of OncoCyte’s research and development efforts are successful to the point where it believes that a commercial product can be launched successfully, then additional capital will be required for developing a sales and marketing team and launching OncoCyte’s first diagnostic test.  Dependent on results of any product commercialization and ongoing sales, if any, additional capital might be required in 2017 or beyond to develop and launch products, for working capital, and for other expenses. The unavailability or inadequacy of financing or revenues to meet future capital needs could force OncoCyte to modify, curtail, delay, or suspend some or all aspects of its planned operations. Sales of additional equity securities could result in the dilution of the interests of its shareholders. OncoCyte cannot assure that adequate financing will be available on favorable terms, if at all.

At December 31, 2016, we had $10.2 million of cash and cash equivalents and held BioTime common shares as available-for-sale securities valued at $2.2 million.

On February 17, 2017, OncoCyte received cash proceeds of $2.0 million when certain investors exercised 625,000 warrants to purchase OncoCyte common stock at an exercise price of $3.25 per share. The warrants had been issued as part of a financing that was completed on August 29, 2016, through which OncoCyte sold an aggregate of 3,246,153 immediately separable “units”, with each unit consisting of one share of OncoCyte common stock and one warrant to purchase one share of OncoCyte common stock (see Note 10).

On February 21, 2017, OncoCyte entered into a Loan and Security Agreement with Silicon Valley Bank for a working capital loan of $2 million, collateralized by substantially all of OncoCyte’s assets other than intellectual property such as patents and trade secrets that OncoCyte owns (see Note 10).

Based on cash and cash equivalents currently on hand, including the warrant exercises and working capital loan under the Loan Agreement discussed above and in Note 10, OncoCyte believes it has sufficient cash, cash equivalents, available for sale securities and working capital to carry out its current operations through at least twelve months from the issuance date of the financial statements included herein (see Note 2).

2. Summary of Significant Accounting Policies

Basis of presentation

The financial statements presented herein have been prepared on a separate, stand-alone basis. The financial statements are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). BioTime has consolidated the results of OncoCyte into BioTime’s consolidated results based on BioTime’s ability to control OncoCyte’s operating and financial decisions and policies through its majority ownership of OncoCyte common stock throughout the periods presented. BioTime owned 51.1% and 57.7% of the outstanding common stock of OncoCyte at December 31, 2016 and 2015, respectively.  As more fully discussed in Note 10, on February 17, 2017, BioTime’s percentage ownership of the outstanding OncoCyte common stock declined below 50%, resulting in a loss of “control” of OncoCyte under GAAP and a result BioTime deconsolidated OncoCyte’s financial statements from BioTime’s consolidated financial statements. As a result of this deconsolidation, OncoCyte is no longer considered a subsidiary of BioTime under GAAP as of February 17, 2017. OncoCyte remains an affiliate of BioTime based on BioTime’s retained share ownership in OncoCyte which is sufficient to allow BioTime to exert significant influence over the operations and management of OncoCyte.

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

As further discussed in Notes 4 and 7, OncoCyte granted stock options to employees of BioTime, or employees of other BioTime subsidiaries who performed services for OncoCyte, and OncoCyte recorded stock-based compensation expense in the accompanying statements of operations for the services performed in the periods presented.

Reverse stock split

On November 18, 2015, OncoCyte effected a one-for-two reverse stock split of its common stock. All share, per-share and related information including the price at which shares of common stock have been sold or may be issued, including shares issuable upon the exercise of stock options or convertible debt, have been retroactively adjusted, in these financial statements and accompanying footnotes, where applicable, to reflect the impact of the reverse stock split.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates estimates which are subject to significant judgment, including those related to going concern assessment of OncoCyte financial statements, the allocation of direct and indirect expenses, useful lives associated with long-lived intangible assets, equipment and furniture, loss contingencies, valuation allowances related to deferred income taxes, and assumptions used to value stock-based awards, debt or other equity instruments. Actual results could differ materially from those estimates.

Going concern assessment

With the implementation of FASB’s new standard on going concern, Accounting Standard Update, or ASU No. 2014-15, beginning with year ended December 31, 2016 and all annual and interim periods thereafter, OncoCyte will assess going concern uncertainty in its financial statements to determine if it has sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the financial statements are issued or available to be issued, which is referred to as the “look-forward period” as defined by ASU No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to OncoCyte, it will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and its ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, OncoCyte makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent OncoCyte deems probable those implementations can be achieved and it has the proper authority to execute them within the look-forward period in accordance with ASU No. 2014-15.

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

Cash and cash equivalents

Cash equivalents typically consisted of highly liquid investments, with maturities of three months or less when purchased. At December 31, 2016 and 2015, OncoCyte's cash balances totaled $10.2 million and $8.0 million, respectively, and consist of bank account deposits and $9.4 million held in money market funds at December 31, 2016.

Financial instruments that potentially subject OncoCyte to credit risk consist principally of cash and cash equivalents. OncoCyte maintains cash and cash equivalent balances at financial institutions in excess of amounts insured by United States government agencies. OncoCyte places its cash and cash equivalents with high credit quality financial institutions.

Accounting for BioTime shares

OncoCyte accounts for the BioTime shares it holds as available-for-sale equity securities in accordance with ASC 320-10-25, Investments – Debt and Equity Securities, as the shares have a readily determinable fair value quoted on the NYSE MKT and are held principally for sale to meet future working capital needs. These shares are measured at fair value and reported as current assets on the balance sheet based on the closing trading price of the security as of the date being presented. Unrealized holding gains and losses are excluded from the statements of operations and reported in equity as part of other comprehensive income or loss, net of income taxes, until realized. Realized gains and losses for shares sold were reclassified out of accumulated other comprehensive income or loss and included in equity, as an increase or decrease to equity in common stock consistent with, and pursuant to, ASC 805-50, transactions between entities under common control.  As discussed in Note 10, on February 17, 2017 BioTime deconsolidated our financial statements from its consolidated financial statements. Due to this deconsolidation, and based on BioTime no longer having “control” over OncoCyte under GAAP, any realized gains and losses OncoCyte generates from the sale of BioTime shares after February 17, 2017 will be included in its statements of operations.

As discussed in Note 10, on February 17, 2017, as a result of a loss of control experienced by BioTime on OncoCyte due to BioTime’s reduced ownership to below 50% of OncoCyte outstanding common stock, BioTime deconsolidated OncoCyte’s financial statements from BioTime’s consolidated financial statements. Due to this deconsolidation and BioTime no longer having a controlling financial interest in OncoCyte’s operations and financial statements, any realized gains and losses OncoCyte generates from the sale of BioTime shares, beginning on February 17, 2017, will be included in OncoCyte’s statements of operations.

As of December 31, 2016, OncoCyte held 619,706 BioTime common shares as available-for-sale securities with a fair market value of $2.2 million.

Long-lived intangible assets

Long-lived intangible assets, primarily consisting of acquired patents, patent applications, and licenses to use certain patents are stated at acquired cost, less accumulated amortization (see Note 3). Amortization expense is computed using the straight-line method over the estimated useful lives of the assets over a period of 10 years.

Equipment and furniture

Equipment and furniture are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally over a period of 3 to 10 years.  For equipment purchased under capital leases, OncoCyte depreciates the equipment based on the lower of the useful life of the equipment or the term of the lease, ranging from 3 to 5 years, depending on the nature and classification of the capital lease. Maintenance and repairs are expensed as incurred whereas significant renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is reflected in OncoCyte’s results of operations.

Impairment of long-lived assets

OncoCyte assesses the impairment of long-lived assets, which consist primarily of long-lived intangible assets, furniture and equipment, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Through 2016, there have been no such impairment losses.

Accounting for warrants

OncoCyte determines the accounting classification of warrants it issues, as either liability or equity classified, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate OncoCyte to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares.  If warrants do not meet liability classification under ASC 480-10, OncoCyte assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature.  If the warrants do not require liability classification under ASC 815-40, and in order to conclude equity classification, OncoCyte also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP.  After all relevant assessments, OncoCyte concludes whether the warrants are classified as liability or equity.  Liability classified warrants require to be accounted for at fair value at issuance and subsequent to initial issuance, with all changes in fair value after the issuance date recorded in the statements of operations.  Equity classified warrants only require fair value at issuance with no changes recognized subsequent to the issuance date. OncoCyte does not have any liability classified warrants as of any period presented. See Note 6.

Income taxes

OncoCyte has filed a standalone U.S. federal income tax return since its inception. For California purposes, OncoCyte’s activity for 2015 and 2016 has been or will be included in BioTime’s California combined tax return. The provision for income taxes has been determined as if OncoCyte had filed separate tax returns for the periods presented. Accordingly, the effective tax rate of OncoCyte in future years could vary from its historical effective tax rates depending on the future legal structure of OncoCyte and related tax elections. The historical deferred tax assets, including the operating losses and credit carryforwards generated by OncoCyte, will remain with OncoCyte. OncoCyte accounts for income taxes in accordance with ASC 740, Income Taxes, which prescribes the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. OncoCyte’s judgments regarding future taxable income may change over time due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If OncoCyte’s assumptions and consequently its estimates change in the future, the valuation allowance may be increased or decreased, which may have a material impact on OncoCyte’s statements of operations.

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. OncoCyte will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2016 and 2015. OncoCyte is not aware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation for the years ended December 31, 2016 and 2015. OncoCyte is currently unaware of any tax issues under review.

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

Compensation expense for non-employee stock-based awards is recognized in accordance with ASC 718 and FASB ASC 505-50, Equity-Based Payments to Non-Employees. Stock option awards issued to non-employees, principally consultants and employees of BioTime or employees of BioTime subsidiaries who perform services for OncoCyte, are accounted for at fair value using the Black-Scholes option pricing model. Management believes that the fair value of the stock options can more reliably be measured than the fair value of services received. OncoCyte records compensation expense based on the then-current fair values of the stock options at each financial reporting date. Compensation expense recorded during the service period is adjusted in subsequent periods for changes in the fair value of the stock options until the earlier of the date at which the non-employee’s performance is complete or a performance commitment is reached, which is generally when the stock option award vests. Compensation expense for non-employee grants is recorded on a straight-line basis in the statements of operations.

The Black-Scholes option pricing model requires OncoCyte to make certain assumptions including the fair value of the underlying common stock, the expected option term, the expected volatility, the risk-free interest rate and the dividend yield (see Note 7).

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

Because OncoCyte’s common stock had no public trading history prior to December 31, 2015, for the years ended December 31, 2015 and 2014, OncoCyte estimated the expected volatility of the awards from the historical volatility of selected public companies within the biotechnology industry with comparable characteristics to OncoCyte, including similarity in size, lines of business, market capitalization, revenue and financial leverage. For the year ended December 31, 2016, OncoCyte estimated the expected volatility using its own stock price volatility to the extent applicable or a combination of its stock price volatility and the stock price volatility of stock of peer companies. OncoCyte determined the expected volatility assumption using the frequency of daily historical prices of comparable public company’s common stock for a period equal to the expected term of the options.

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

The computations of basic and diluted net loss per common share for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands, except per share amounts):

	2016	2015	2014
Net loss	$(11,168)	$(8,735)	$(4,986)
Weighted average common shares outstanding – basic and diluted	26,529	21,009	18,200
Net loss per common share – basic and diluted	$(0.42)	$(0.42)	$(0.27)

The following common stock equivalents were excluded from the computation of diluted net loss per common share of common stock for the years ended December 31, 2016, 2015 and 2014 because including them would have been antidilutive (in thousands):

	2016	2015	2014
Stock options under Stock Option Plan	3,017	2,240	1,361
Warrants	3,246	-	-

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

In April 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments clarify two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The update is effective for annual periods beginning after December 15, 2017 including interim reporting periods therein.  OncoCyte does not expect the adoption of ASC 606 will have a material impact on its financial statements.

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

3. Selected Balance Sheet Components

Prepaid expenses and other current assets

At December 31, 2016 and 2015, prepaid expenses and other current assets were comprised of the following (in thousands):

	2016	2015
Outside research	$-	$366
Insurance	182	-
Other prepaid expenses and current asset	103	22
Prepaid expenses and other current assets	$285	$388

Accrued expenses and other current liabilities

At December 31, 2016 and 2015, accrued expenses and other current liabilities were comprised of the following (in thousands):

	2016	2015
Accrued bonuses and payroll related expenses	$549	$325
Other accrued expenses	248	857
Accrued expenses and other current liabilities	$797	$1,182

Intangible assets, net

In 2011, OncoCyte, through its then parent, BioTime, acquired substantially all of the assets of Cell Targeting, Inc., a company that was engaged in cancer therapy. The assets acquired consist primarily of patents, patent applications, and licenses to use certain patents. OncoCyte amortizes intangible assets over their useful lives estimated to be 10 years at the date of the acquisition.

At December 31, 2016 and 2015, intangible assets were comprised of the following (in thousands):

	2016	2015
Intangible assets	$2,419	$2,419
Accumulated amortization	(1,431)	(1,189)
Intangible assets, net	$988	$1,230

Amortization expense amounted to approximately $242,000 annually.

Equipment and furniture, net

At December 31, 2016 and 2015, equipment and furniture were comprised of the following (in thousands):

	2016	2015
Equipment and furniture	$1,007	$750
Accumulated depreciation	(319)	(174)
Equipment and furniture, net	$688	$576

Depreciation expense amounted to approximately $145,000, $41,000 and $39,000 for the years ended December 31, 2016, 2015 and 2014, respectively. During the year ended December 31, 2016, OncoCyte entered into capital leases for laboratory equipment totaling $626,000.

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

BioTime charges OncoCyte a Use Fee for services received and usage of facilities, equipment, and supplies. For each billing period, BioTime prorates and allocates costs incurred, as applicable, to OncoCyte, such costs include services of Bio Time employees, equipment, insurance, lease, professional, software, supplies and utilities. Allocation depends on key cost drivers including actual documented use, square footage of facilities used, time spent, costs incurred by or for OncoCyte, or upon proportionate usage by BioTime and OncoCyte, as reasonably estimated by BioTime (collectively “Use Fees”). BioTime, at its discretion, has the right to charge OncoCyte a 5% markup on such allocated costs although BioTime has not elected to charge this markup since the inception of the Shared Facilities Agreement and through the end of 2015.  Beginning in 2016, BioTime commenced charging the 5% markup. The allocated cost of BioTime employees and contractors who provide services is based upon records maintained of the number of hours of such personnel devoted to the performance of services.

The Use Fee is determined and invoiced to OncoCyte on a quarterly basis for each calendar quarter of each calendar year. If the Shared Facilities Agreement terminates prior to the last day of a billing period, the Use Fee will be determined for the number of days in the billing period elapsed prior to the termination of the Shared Facilities Agreement. Each invoice will be payable in full by OncoCyte within 30 days after receipt. Any invoice, or portion thereof, not paid in full when due will bear interest at the rate of 15% per annum until paid, unless the failure to make a payment is due to any inaction or delay in making a payment by BioTime employees from OncoCyte funds available for such purpose, rather than from the unavailability of sufficient funds legally available for payment or from an act, omission, or delay by any employee or agent of OncoCyte. Through December 31, 2016 BioTime has not charged OncoCyte any interest.

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

The Shared Facilities Agreement will remain in effect, unless either party gives the other party written notice stating that the Shared Facilities Agreement will terminate on December 31 of that year, or unless the agreement otherwise is terminated under another provision of the agreement.

In the aggregate, BioTime allocated and charged such Use Fees to OncoCyte approximating $790,000, $595,000 and $344,000 included in general and administrative expenses, and $691,000, $565,000 and $552,000 included in research and development expenses included in the statements of operations during the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016 and 2015, OncoCyte had $2.9 million and $847,000 outstanding and payable to BioTime and affiliates included in current liabilities in connection with the costs incurred under the Shared Facilities Agreement. Since these amounts are due and payable in 30 days of being invoiced, the payables are classified as current liabilities for all periods presented.

5. Related Party Convertible Promissory Note Payable

In May 2015, OncoCyte entered into Subscription Agreements with BioTime and two other shareholders (see Note 6). In connection with the Subscription Agreements, BioTime purchased 1,500,000 shares of OncoCyte common stock in exchange for the cancellation of $3.3 million of indebtedness owed to BioTime by OncoCyte, and OncoCyte delivered to BioTime a convertible promissory note (the “Note”) for an additional $3.3 million of OncoCyte’s indebtedness to BioTime. The cancellation of the aggregate $6.6 million of indebtedness owed to BioTime was an extinguishment of debt under the provisions of ASC 470-50, Debt Modification and Extinguishment. Based on a valuation performed by OncoCyte, the issuance date fair value of the Note was $3.3 million and, the fair value of the OncoCyte common stock on the date of the exchange was $3.3 million. Accordingly, no gain or loss resulted from the debt extinguishment.

BioTime converted the Note into 1,508,095 shares of OncoCyte common stock during November 2015, and upon conversion the note balance and accrued interest was transferred to equity pursuant to ASC 470-20-40-5, Debt with Conversion and Other Options.

6. Shareholders’ Equity

Preferred Stock

OncoCyte is authorized to issue up to 5,000,000 shares of no par value preferred stock. As of December 31, 2016, no preferred shares were issued or outstanding.

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

Issuance of Common Stock

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

On December 31, 2015, in connection with BioTime’s distribution of OncoCyte common stock to BioTime shareholders, on a pro rata basis, OncoCyte received 30,985 shares of its own common stock from BioTime as a dividend in kind. On that date, BioTime shareholders, including OncoCyte, received one share of OncoCyte common stock for every twenty shares of BioTime common stock held. The OncoCyte common stock distributed to OncoCyte was immediately retired on that date and reverted to the status of authorized but unissued common stock.

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

See Note 10 concerning the exercise of a portion of the Warrants on February 17, 2017 and the issuance of additional stock purchase warrants upon such exercise.

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

Generally, options will be exercisable only while the optionee remains an employee, director or consultant, or during a specific period thereafter as approved by the Board of Directors or Committee, but in the case of the termination of an employee, director, or consultant’s services due to death or disability, the period for exercising a vested option shall be extended to the earlier of 12 months after termination or the expiration date of the option.

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

Options Granted

As of December 31, 2016, 880,417 shares were available for future grants under the Plan.

A summary of OncoCyte stock option activity under the Plan and related information follows (in thousands except weighted average exercise price):

Options	Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Total at January 1, 2015	639	1,361	$1.52
Increase in option pool	2,000	-
Options granted	(1,448)	1,448	2.21
Options exercised	-	(3)	1.34
Options forfeited or cancelled	566	(566)	1.59
Total at December 31, 2015	1,757	2,240	$2.03
Options granted	(962)	962	3.58
Options exercised	-	(100)	2.19
Options forfeited, cancelled or expired	85	(85)	2.00
Total at December 31, 2016	880	3,017	$2.52
Exercisable at December 31, 2016		1,591	$1.83

At December 31, 2016 and 2015, OncoCyte had approximately $2.7 million and $1.5 million, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to the Plan that will be recognized over a weighted-average period of approximately 2.4 and 3.0 years, respectively.

OncoCyte recorded stock-based compensation expense in the following categories on the accompanying statements of operations for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Research and development	$312	$456	$177
General and administrative	610	1,359	141
Total stock-based compensation expense	$922	$1,815	$318

The assumptions that were used to calculate the grant date fair value of OncoCyte’s employee and non-employee stock option grants for the years ended December 31, 2016, 2015 and 2014 were as follows.

	2016	2015	2014(1)
Expected life (in years)	6.21	6.83	-
Risk-free interest rates	1.46%	1.87%	-%
Volatility	64.64%	74.15%	-%
Dividend yield	-%	-%	-%

(1)	No stock options were granted in 2014.

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

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If OncoCyte had made different assumptions, its stock-based compensation expense, and net loss for years ended December 31, 2016, 2015 and 2014, may have been significantly different.

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

8. Income Taxes

OncoCyte has filed standalone U.S. federal income tax returns since its inception. For California purposes, OncoCyte’s activity for 2015 and 2016 has been or will be included in BioTime’s California Combined tax return. The provision for income taxes has been determined as if OncoCyte had filed separate tax returns for the periods presented. Accordingly, the effective tax rate of OncoCyte in future years could vary from its historical effective tax rates depending on the future legal structure of OncoCyte and related tax elections. The deferred tax assets, including the operating loss and credit carryforwards, generated by OncoCyte, will remain with OncoCyte.

The primary components of the deferred tax assets and liabilities at December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015
Deferred liabilities:
Available-for-sale securities	$(761)	$(864)
Total deferred tax liabilities	(761)	(864)

Deferred tax assets:
Net operating loss carryforwards	11,730	8,139
Research and development credit carryforwards	1,765	1,362
Patents and fixed assets	179	136
Stock-based compensation and accrued payroll	1,041	98
Valuation Allowance	(13,954)	(8,871)
Total deferred tax assets	761	864
Net deferred tax asset (liability)	$-	$-

Due to losses incurred for all periods presented, OncoCyte did not record any provision or benefit for income taxes.

Income taxes differed from the amounts computed by applying the U.S. federal income tax of 34% to pretax losses from operations as a result of the following:

	2016	2015	2014
Computed tax benefit at federal statutory rate	34%	34%	34%
Permanent differences	(1%)	(9%)	(2%)
State tax benefit	2%	15%	-
Research and development credits	2%	2%	2%
Other	7%	3%	-
Change in valuation allowance	(44%)	(45%)	(34%)
	-%	-%	-%

As of December 31, 2016, OncoCyte has net operating loss carryforwards of approximately $30.6 million for U.S. federal income tax purposes and $15.1 million for state income tax purposes.  Federal net operating loss carryforwards expire from 2030 and 2036, and state carryforwards expire from 2029 and 2036. In addition, as of December 31, 2016, OncoCyte has research and development credit carryforwards for federal and state purposes of $860,000 and $905,000, respectively. The federal credits will expire between 2030 and 2036, while the state credits have no expiration.

During 2015, OncoCyte sold 259,712 BioTime common shares, in at-the-market transactions which resulted in taxable gains of approximately $815,000. These taxable gains were fully offset by current operating losses, thus resulting in no income taxes due from the sales.  At December 31, 2016 and 2015, OncoCyte recorded deferred tax liabilities of $761,000 and $864,000 resulting from the difference in the tax basis of BioTime shares held as compared to the basis of those shares reported for financial reporting purposes (see Note 2).

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. OncoCyte established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The change in the valuation allowance was $5.1 million and $3.9 million for the years ended December 31, 2016 and 2015, respectively.

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

On April 7, 2016, OncoCyte entered into a lease schedule under the Lease Agreement for certain equipment costing approximately $458,000, requiring payments of $14,442 per month over 36 months. In December 2016, OncoCyte entered into a lease schedule under the Lease Agreement for certain equipment costing approximately $168,000, requiring payments of $5,342 per month over 36 months.  OncoCyte has accounted for these leases as a capital lease in accordance with ASC 840, Leases, due to the net present value of the payments under the lease approximating the fair value of the equipment at inception of the lease, or approximately $626,000. The payments under the lease schedules will be amortized to capital lease obligations and interest expense using the interest method at an imputed rate of approximately 10% per annum. As of December 31, 2016, there was approximately $249,000 available under the Lease Agreement for future purchases and financing of equipment.

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

Employment Contracts

OncoCyte has entered into employment contracts with certain executive officers. Under the provisions of the contracts, OncoCyte may be required to incur severance obligations for matters relating to changes in control, as defined, and involuntary terminations. At December 31, 2016, total potential severance obligations in connection with the termination of employment contracts approximated $420,000 for termination without cause and $624,000 for termination due to a change in control.

Indemnification

In the normal course of business, OncoCyte may provide indemnification of varying scope under OncoCyte’s agreements with other companies or consultants, typically OncoCyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, OncoCyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of OncoCyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to OncoCyte’s diagnostic tests. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments OncoCyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, OncoCyte has not been subject to any claims or demands for indemnification. OncoCyte also maintains various liability insurance policies that limit OncoCyte’s financial exposure. As a result, OncoCyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, OncoCyte has not recorded any liabilities for these agreements as of December 31, 2016 and 2015.

10. Subsequent Events

On February 17, 2017, certain of OncoCyte investors exercised 625,000 Offering Warrants at an exercise price of $3.25 per warrant for total exercise cash proceeds of $2.0 million (the “Warrant exercise”). The Offering Warrants had been issued as part of OncoCyte’s financing that was completed on August 29, 2016. See Note 6. In order to induce the investors to complete the Warrant exercise and, in conjunction with the Warrant exercise, OncoCyte issued new warrants to those investors (the “New Warrants”). Certain investors received 200,000 New Warrants with an exercise price of $5.50 per warrant share and the other investor received 212,500 New Warrants with an exercise of $3.25 per warrant share.  The New Warrants are exercisable at any time for five years from February 16 and 17, 2017, respectively. After the Warrant exercise and issuance of the New Warrants to those investors, OncoCyte has an aggregate of 3,033,653 warrants, including the Offering Warrants and New Warrants, outstanding at exercise prices ranging from $3.25 and $5.50 per warrant.

As a result of the issuance of 625,000 shares of OncoCyte common stock from the Warrant exercise, as of February 17, 2017, BioTime owned less than 50% of the OncoCyte outstanding common stock. Under GAAP, loss of control of a subsidiary is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding common stock of the subsidiary, lacks a controlling financial interest in the subsidiary, and is unable to unilaterally control the subsidiary through other means such as having the ability or being able to obtain the ability to elect a majority of the subsidiary’s Board of Directors. BioTime determined that all of these loss of control factors were present for BioTime as of February 17, 2017.  Accordingly, BioTime has deconsolidated OncoCyte’s financial statements and results of operations from BioTime, effective February 17, 2017, in accordance with ASC, 810-10-40-4(c), Consolidation.

On February 21, 2017, OncoCyte entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) pursuant to which OncoCyte obtained a $2 million secured credit facility, (the “First Tranche”). If OncoCyte wishes to borrow the First Tranche, it must do so by April 30, 2017. The credit line may be increased by $3 million (the “Contingent Tranche”) on or after May 1, 2017 if OncoCyte obtains at least $20 million of additional equity capital and launches its initial lung cancer diagnostic test, and is not in default under the Loan Agreement. Payments of interest only on the principal balance will be due monthly from the draw date through October 31, 2017, and, beginning on November 1, 2017, monthly payments of principal and interest will become payable. The outstanding principal balance of the loan will bear interest at a stated floating annual interest rate equal to the greater of (i) three-quarters of one percent (0.75%) above the prime rate or (ii) four and one-quarter percent (4.25%). As of February 21, 2017, the prime rate plus 0.75% was 4.50% per annum.

The principal amount of the First Tranche plus accrued interest will be due and payable to the Bank at maturity on April 1, 2020. The principal amount of all draws under the Contingent Tranche, if any, plus accrued interest will be due and payable to the Bank at maturity on October 1, 2020. At maturity, OncoCyte will also pay the Bank an additional final payment fee of 5.8% of the original principal borrowed. Any amounts borrowed and repaid, may not be reborrowed.

OncoCyte may prepay in full the outstanding principal balance at any time, subject to a prepayment fee equal to 3.0% of the outstanding principal balance if prepaid within one year after February 21, 2017, 2.0% of the outstanding principal balance if prepaid more than one year but less than two years after February 21, 2017, or 1.0% of the outstanding principal balance if prepaid two years or more after February 21, 2017.

The outstanding principal amount of the loan, with interest accrued, the final payment fee, and the prepayment fee may become due and payable prior to the applicable maturity date if an “Event of Default” as defined in the Loan Agreement occurs and is not cured within any applicable cure period. An Event of Default includes, among other events, failure to pay interest and principal when due, material adverse changes, which include a material adverse change in OncoCyte’s business, operations, or condition (financial or otherwise), failure to provide the bank with timely financial statements and filings with the Securities and Exchange Commission, as required, legal judgments or pending or threatened legal actions of $50,000 or more, insolvency, and delisting from the NYSE MKT. OncoCyte’s obligations under the Loan Agreement are collateralized by substantially all of its assets other than intellectual property such as patents and trade secrets that OncoCyte owns.

On February 21, 2017 and in conjunction with the $2 million First Tranche becoming available under the Loan Agreement, OncoCyte issued a common stock purchase warrant to the Bank (the “Bank Warrant”) entitling the Bank to purchase 8,247 shares of OncoCyte common stock at the initial Warrant Price of $4.85 per share through February 21, 2027. The number of shares of common stock issuable upon the exercise of the Bank Warrant will increase on the date of the draw of the First Tranche, and on the date on which OncoCyte meets the conditions of the Contingent Tranche availability, and on the date of the first draw, if any, on the Contingent Tranche. The number of additional shares of common stock issuable upon the exercise of the Bank Warrant will be equal to 2.0% of the First Tranche or Contingent Tranche, as applicable, divided by the Warrant Price determined as provided in the Bank Warrant. The Warrant Price will be determined with reference to the market price of OncoCyte common stock on the date the Contingent Tranche becomes available, or the date on which OncoCyte borrows funds under the First Tranche or Contingent Tranche, as applicable. The Bank may elect to exercise the Bank Warrant on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the Bank Warrant is being exercised by (A) the excess of the fair market value of the common stock over the applicable Warrant Price, divided by (B) the fair market value of the common stock.  The fair market value of the common stock will be last closing or sale price on a national securities exchange, interdealer quotation system, or over-the-counter market.

On February 17, 2017, OncoCyte granted 357,130 stock options to employees with an exercise price of $4.70 per share, determined based on the closing price of the OncoCyte common stock immediately prior to the grant date in accordance with the Plan, subject to standard vesting conditions.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO. Based on this assessment, management believes that, as of that date, our internal control over financial reporting was effective.

Item 9B.	Other Information

Bank Loan and Security Agreement

On February 22, 2017, OncoCyte entered into the Loan Agreement with Silicon Valley Bank as further discussed in this Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and in Note 10 to Financial Statements, which discussion is incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The name, age, and background of each of our directors are contained under the caption “Election of Directors” in our Proxy Statement for our 2017 Annual Meeting of Shareholders, and are incorporated herein by reference. Information about our executive officers, committees of the Board of Directors, and compensation of directors is reported under the caption “Corporate Governance” in our Proxy Statement for our 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

Information about our compliance with Section 16(a) of the Securities Exchange Act of 1934 is reported under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement for our 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11.	Executive Compensation

Information on compensation of our executive officers is reported under the caption “Executive Compensation” in our Proxy Statement for our 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Information on the number of common shares of OncoCyte beneficially owned by each shareholder known by us to be the beneficial owner of 5% or more of our common shares, and by each director and named executive officer, and by all directors and named executive officers as a group, is contained under the caption “Principal Shareholders” in our Proxy Statement for our 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information about transactions with related persons; review, and approval or ratification of transactions with related persons; and director independence is reported under the caption “Election of Directors” in our Proxy Statement for our 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information about our Audit Committee’s pre-approval policy for audit services, and information on our principal accounting fees and services is reported under the caption “Ratification of the Selection of Our Independent Auditors” in our Proxy Statement for our 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a-1)	Financial Statements.

The following financial statements of OncoCyte Corporation are filed in the Form 10-K:

Balance Sheets
Statements of Operations
Statements of Comprehensive Loss
Statements of Shareholders' Equity (Deficit)
Statements of Cash Flows

Exhibit Numbers	Exhibit Description
3.1	Articles of Incorporation, as amended (1)

3.2	By-Laws, as amended (1)

4.1	Specimen of Common Stock Certificate (2)

4.2	Form of August 2016 Warrant (5)

4.3	Form of 2017 Warrant, Exercise Price $3.25*

4.4	Form of 2017 Warrant, Exercise Price $5.50*

4.5	Silicon Valley Bank Warrant*

10.1	Shared Facilities Agreement, dated October 8, 2009 between OncoCyte Corporation and BioTime, Inc. (1)

10.2	Stock Option Plan, as amended (1)

10.3	Form of Employee Incentive Stock Option Agreement (1)

10.4	Form of Director/Consultant Option Agreement (1)

10.5	Employment Agreement, dated April 1, 2011, between OncoCyte Corporation and Karen Chapman (1)

10.6	Employment Agreement, dated June 15, 2015, between OncoCyte Corporation and William Annett (1)

10.7	Employment Agreement, dated August 1, 2015, between OncoCyte Corporation and Kristine Mechem (1)

10.8	Registration Rights Agreement dated October 15, 2009 (1)

10.9	Amendment of Registration Rights Agreement, dated August 23, 2011 (1)

10.10	Second Amendment of Registration Rights Agreement, dated May 8, 2015 (1)

10.11	Subscription Agreement, dated May 8, 2015, between OncoCyte Corporation and George Karfunkel (1)

10.12	Subscription Agreement, dated May 8, 2015, between OncoCyte Corporation and Bernard Karfunkel (1)

10.13	Convertible Promissory Note, dated May 8, 2015, payable to BioTime, Inc. (1)

10.14	Agreement, dated June 26, 2015, between OncoCyte Corporation and George Karfunkel and Bernard Karfunkel (1)

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

10.21
License Agreement, dated January 22, 2016, between OncoCyte Corporation and The Wistar Institute of Anatomy and Biology (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (3)

10.22	First Amendment to License Agreement, dated January 25, 2016, between OncoCyte Corporation and The Wistar Institute of Anatomy and Biology (3)

10.23	Second Amendment to License Agreement, dated January 25, 2016, between OncoCyte Corporation and The Wistar Institute of Anatomy and Biology (4)

10.24	Form of OncoCyte Corporation Securities Purchase Agreement (5)

10.25	Alternate Form of OncoCyte Corporation Securities Purchase Agreement (5)

10.26	Employment Agreement, dated November 1, 2016, between OncoCyte Corporation and Lyndal Hesterberg*

10.27	Form of Warrant Exercise Agreement (6)

10.28	Form of Alternate Warrant Exercise Agreement (6)

10.29	Loan and Security Agreement, dated February 21, 2017, between OncoCyte Corporation and Silicon Valley Bank*

23.1	Consent of OUM & Co. LLP*

31	Rule 13a-14(a)/15d-14(a) Certification *

32	Section 1350 Certification *

(1)	Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015.

(2)	Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) A-1 filed with the Securities and Exchange Commission on December 29, 2015.

(3)	Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016.

(4)	Incorporated by reference to OncoCyte Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2016

(5)	Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2016.

(6)	Incorporated by reference to OncoCyte Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2017.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February 2017.

ONCOCYTE CORPORATION

By:	/s/William Annett
William Annett
President and Chief Executive Officer

Signature	Title	Date

/s/William Annett	President and Chief Executive Officer and	February 27, 2017
WILLIAM ANNETT	Director (Principal Executive Officer)

/s/Russell L. Skibsted	Chief Financial Officer (Principal	February 27, 2017
RUSSELL L. SKIBSTED	Financial and Accounting Officer)

/s/Andrew Arno	Director	February 27, 2017
ANDREW ARNO

/s/Don Bailey	Director	February 27, 2017
DON BAILEY

/s/Alfred D. Kingsley	Director	February 27, 2017
ALFRED D. KINGSLEY

/s/Andrew Last	Director	February 27, 2017
ANDREW LAST

/s/Aditya Mohanty	Director	February 27, 2017
ADITYA MOHANTY

/s/Cavan Redmond	Director	February 27, 2017
CAVAN REDMOND

Exhibit Numbers	Exhibit Description
3.1	Articles of Incorporation, as amended (1)

3.2	By-Laws, as amended (1)

4.1	Specimen of Common Stock Certificate (2)

4.2	Form of August 2016 Warrant (5)

4.3	Form of 2017 Warrant, Exercise Price $3.25*

4.4	Form of 2017 Warrant, Exercise Price $5.50*

4.5	Silicon Valley Bank Warrant*

10.1	Shared Facilities Agreement, dated October 8, 2009 between OncoCyte Corporation and BioTime, Inc. (1)

10.2	Stock Option Plan, as amended (1)

10.3	Form of Employee Incentive Stock Option Agreement (1)

10.4	Form of Director/Consultant Option Agreement (1)

10.5	Employment Agreement, dated April 1, 2011, between OncoCyte Corporation and Karen Chapman (1)

10.6	Employment Agreement, dated June 15, 2015, between OncoCyte Corporation and William Annett (1)

10.7	Employment Agreement, dated August 1, 2015, between OncoCyte Corporation and Kristine Mechem (1)

10.8	Registration Rights Agreement dated October 15, 2009 (1)

10.9	Amendment of Registration Rights Agreement, dated August 23, 2011 (1)

10.10	Second Amendment of Registration Rights Agreement, dated May 8, 2015 (1)

10.11	Subscription Agreement, dated May 8, 2015, between OncoCyte Corporation and George Karfunkel (1)

10.12	Subscription Agreement, dated May 8, 2015, between OncoCyte Corporation and Bernard Karfunkel (1)

10.13	Convertible Promissory Note, dated May 8, 2015, payable to BioTime, Inc. (1)

10.14	Agreement, dated June 26, 2015, between OncoCyte Corporation and George Karfunkel and Bernard Karfunkel (1)

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

10.21
License Agreement, dated January 22, 2016, between OncoCyte Corporation and The Wistar Institute of Anatomy and Biology (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (3)

10.22	First Amendment to License Agreement, dated January 25, 2016, between OncoCyte Corporation and The Wistar Institute of Anatomy and Biology (3)

10.23	Second Amendment to License Agreement, dated January 25, 2016, between OncoCyte Corporation and The Wistar Institute of Anatomy and Biology (4)

10.24	Form of OncoCyte Corporation Securities Purchase Agreement (5)

10.25	Alternate Form of OncoCyte Corporation Securities Purchase Agreement (5)

10.26	Employment Agreement, dated November 1, 2016, between OncoCyte Corporation and Lyndal Hesterberg*

10.27	Form of Warrant Exercise Agreement (6)

10.28	Form of Alternate Warrant Exercise Agreement (6)

10.29	Loan and Security Agreement, dated February 21, 2017, between OncoCyte Corporation and Silicon Valley Bank*

23.1	Consent of OUM & Co. LLP*

31	Rule 13a-14(a)/15d-14(a) Certification *

32	Section 1350 Certification *

(1)	Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015.

(2)	Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) A-1 filed with the Securities and Exchange Commission on December 29, 2015.

(3)	Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016.

(4)	Incorporated by reference to OncoCyte Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2016

(5)	Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2016.

(6)	Incorporated by reference to OncoCyte Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2017.

*	Filed herewith.