Form 10-Q
period 2017-03-31
OncoCyte Corp
filed 2017-04-28
CIK 1642380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of April 16, 2017, there were outstanding 29,368,498 shares of common stock, no par value.

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

Item 1.	Financial Statements

ONCOCYTE CORPORATION
CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	March 31, 2017 (unaudited)	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,352	$10,174
BioTime shares held as available-for-sale securities, at fair value	1,649	2,237
Prepaid expenses and other current assets	451	285
Total current assets	13,452	12,696

NONCURRENT ASSETS
Intangible assets, net	927	988
Equipment and furniture, net	636	688
Deposits	159	75
TOTAL ASSETS	$15,174	$14,447

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Amount due to BioTime and affiliates	$2,610	$2,854
Accounts payable	211	422
Accrued expenses	1,193	797
Loan payable, current portion	333	-
Capital lease liability, current portion	202	202
Total current liabilities	4,549	4,275

LONG-TERM LIABILITIES
Loan payable, net of issuance costs, noncurrent portion	1,589	-
Capital lease liability, noncurrent portion	263	310
TOTAL LIABILITIES	6,401	4,585

Commitments and contingencies (see Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value, 50,000 shares authorized; 29,367 and 28,737 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	49,360	45,818
Accumulated other comprehensive loss on available-for-sale securities	(581)	(654)
Accumulated deficit	(40,006)	(35,302)
Total stockholders’ equity	8,773	9,862
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,174	$14,447

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONCOCYTE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
EXPENSES
Research and development	$1,834	$1,689
General and administrative	2,043	1,015
Sales and marketing	655	228
Total operating expenses	4,532	2,932

Loss from operations	(4,532)	(2,932)

OTHER INCOME (EXPENSES), NET
Interest income (expense), net	(13)	4
Other income (expense), net	(159)	-
Total other income (expenses), net	(172)	4

NET LOSS	$(4,704)	$(2,928)

Basic and diluted net loss per share	$(0.16)	$(0.12)

Weighted average common shares outstanding: basic and diluted	28,965	25,396

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONCOCYTE CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016

NET LOSS	$(4,704)	$(2,928)

Other comprehensive loss, net of tax:
Realized loss on sale of BioTime shares	155	-
Unrealized (loss) gain on BioTime shares held as available-for-sale securities	(82)	(762)
COMPREHENSIVE LOSS	$(4,631)	$(3,690)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONCOCYTE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,704)	$(2,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	67	10
Amortization of intangible assets	61	61
Stock-based compensation	350	125
Loss on sale of BioTime shares	159	-
Warrants issued to certain shareholders as inducement of exercise of warrants	1,084	-
Amortization of debt issuance costs	3	-
Changes in operating assets and liabilities:
Amount due to BioTime and affiliates	(244)	624
Prepaid expenses and other current assets	(166)	126
Accounts payable and accrued liabilities	100	(185)
Net cash used in operating activities	(3,290)	(2,167)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of BioTime shares	502	-
Purchase of equipment	(16)	(15)
Net cash provided by (used in) investing activities	486	(15)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	16	42
Proceeds from exercise of warrants	2,031	-
Proceeds from issuance of loan payable, net of financing costs	1,982	-
Repayment of capital lease obligations	(47)	-
Net cash provided by financing activities	3,982	42

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,178	(2,140)
CASH AND CASH EQUIVALENTS:
At beginning of the period	10,174	7,996
At end of the period	$11,352	$5,856

The accompanying notes are an integral part of these unaudited interim financial statements.

ONCOCYTE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization, Basis of Presentation and Liquidity

OncoCyte Corporation (“OncoCyte”) was incorporated in 2009 in the state of California and at December 31, 2016 was a majority-owned subsidiary of BioTime, Inc. (“BioTime”), a publicly traded biotechnology company focused in the field of regenerative medicine.  Beginning on February 17, 2017, OncoCyte ceased to be a subsidiary of BioTime for financial reporting purposes when BioTime’s percentage ownership of outstanding OncoCyte common stock declined below 50% as a result of the issuance of additional OncoCyte common stock to certain investors who exercised OncoCyte stock purchase warrants (see Note 6).

OncoCyte is developing molecular cancer diagnostics utilizing a discovery platform that focuses on identifying genetic markers that are differentially expressed in certain types of cancers. OncoCyte is presently focusing its efforts on developing diagnostic tests for use in detecting a variety of cancers including lung, bladder, and breast cancers.

Basis of presentation

The financial statements presented herein, and discussed below, have been prepared on a stand-alone basis. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission.  In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The balance sheet as of December 31, 2016 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in OncoCyte’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Prior to February 17, 2017, BioTime consolidated the results of OncoCyte into BioTime’s consolidated results based on BioTime’s ability to control OncoCyte’s operating and financial decisions and policies through its majority ownership of OncoCyte common stock. BioTime owned 51.1% of the outstanding common stock of OncoCyte at December 31, 2016.  Beginning on February 17, 2017, BioTime’s percentage ownership of the outstanding OncoCyte common stock declined below 50%, resulting in a loss of “control” of OncoCyte under GAAP and as a result BioTime deconsolidated OncoCyte’s financial statements from BioTime’s consolidated financial statements.  As a result of this deconsolidation, OncoCyte is no longer considered a subsidiary of BioTime under GAAP as of February 17, 2017. OncoCyte remains an affiliate of BioTime based on BioTime’s retained share ownership in OncoCyte which is sufficient to allow BioTime to exert significant influence over the operations and management of OncoCyte.

To the extent OncoCyte does not have its own employees or human resources for its operations, BioTime or BioTime subsidiaries provide certain employees for administrative or operational services, as necessary, for the benefit of OncoCyte (see Note 4). Accordingly, BioTime allocates expenses such as salaries and payroll related expenses incurred and paid on behalf of OncoCyte based on the amount of time that particular employees devote to OncoCyte affairs. Other expenses such as legal, accounting, travel, and entertainment expenses are allocated to OncoCyte to the extent that those expenses are incurred by or on behalf of OncoCyte.  BioTime also allocates certain overhead expenses such as insurance, internet and telephone expenses based on a percentage determined by management. These allocations are made based upon activity-based allocation drivers such as headcount, time spent, percentage of square feet of office or laboratory space used, and percentage of personnel devoted to OncoCyte’s operations or management. Management evaluates the appropriateness of the percentage allocations on a quarterly basis and believes that this basis for allocation is reasonable.

OncoCyte previously granted stock options to employees of BioTime, or employees of other BioTime subsidiaries who perform services for OncoCyte, and OncoCyte recorded stock-based compensation expense in the accompanying statements of operations for these services performed in the periods presented.

Liquidity

For all periods presented, OncoCyte had generated no revenues. Since inception, OncoCyte has financed its operations through the sale of its common stock and warrants to its shareholders, including BioTime, loans from BioTime and other BioTime affiliates, warrant exercises, and a bank loan (see Note 5), and sales of BioTime common shares that OncoCyte holds as available-for-sale securities. OncoCyte has incurred operating losses and negative cash flows since inception, and had an accumulated deficit of $40.0 million and $35.3 million as March 31, 2017 and December 31, 2016, respectively.

OncoCyte plans to continue to invest significant resources in research and development in the field of molecular cancer diagnostics. OncoCyte expects to continue to incur operating losses and negative cash flows. If results of OncoCyte’s research and development efforts, including the results of CLIA and validity studies of its lung cancer test, are successful to the point where it believes that a commercial product can be launched successfully, then additional capital will be required to continue to develop a sales and marketing team and to launch OncoCyte’s first diagnostic test.   OncoCyte will also need to raise additional capital in subsequent years to develop and launch additional diagnostic tests, for working capital, and for other expenses, until such time as it is able to generate sufficient revenues from the commercialization of its diagnostic tests to finance its operations. The unavailability or inadequacy of financing or revenues to meet future capital needs could force OncoCyte to modify, curtail, delay, or suspend some or all aspects of its planned operations. Sales of additional equity securities could result in the dilution of the interests of its shareholders. OncoCyte cannot assure that adequate financing will be available on favorable terms, if at all.

At March 31, 2017, OncoCyte had $11.4 million of cash and cash equivalents and held BioTime common shares as available-for-sale securities valued at $1.6 million (see Notes 2 and 5). OncoCyte believes it has sufficient cash, cash equivalents, available for sale securities and working capital to carry out its current operations through at least twelve months from the issuance date of the financial statements included herein, but will need to raise additional capital if it determines to commercialize its lung cancer test during that time frame.

2.	Summary of Significant Accounting Policies

Adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows.   OncoCyte adopted ASU 2016-09 beginning on January 1, 2017.

In connection with the adoption of ASU 2016-09, OncoCyte changed its accounting policies including how it accounts for excess tax benefits and deficiencies, if any, and forfeitures, as applicable.  All excess tax benefits and tax deficiencies from stock based compensation awards accounted for under ASC 718 are recognized as income tax benefit or expense, respectively, in the statements of operations.  Prior to the adoption of ASU 2016-09, OncoCyte recognized excess tax benefits, if any, in additional paid-in capital only if the tax deduction reduced cash income taxes payable and, excess tax deficiencies were recognized either as an offset to accumulated excess tax benefits, if any, on OncoCyte’s statements of operations.  An excess income tax benefit arises when the tax deduction of a share-based award for income tax purposes exceeds the compensation cost recognized for financial reporting purposes and, a tax deficiency arises when the compensation cost exceeds the tax deduction.  Because OncoCyte has a full valuation allowance for all periods presented (see Note 8) and an insignificant number of stock option exercises during the current quarter, there was no impact to OncoCyte statements of operations for any excess tax benefits or deficiencies, as any excess benefit or deficiency would be offset by the change in the valuation allowance.

Forfeitures are now accounted for as they occur instead of based on the number of awards that were expected to vest.  Based on the nature and timing of OncoCyte’s grants, straight line expense attribution of stock based compensation for the entire award and the relatively low forfeiture rate on OncoCyte’s experience, the impact of adoption of ASU 2016-09 pertaining to forfeitures was not significant to OncoCyte’s financial statements.

Accounting for BioTime shares

OncoCyte accounts for the BioTime shares it holds as available-for-sale equity securities in accordance with ASC 320-10-25, Investments – Debt and Equity Securities, as the shares have a readily determinable fair value quoted on the NYSE MKT and are held principally for sale to meet future working capital needs. These shares are measured at fair value and reported as current assets on OncoCyte’s balance sheet based on the closing trading price of the shares as of the date being presented. Unrealized holding gains and losses are excluded from the statements of operations and are reported in equity as part of other comprehensive income or loss, net of income taxes, until realized. Prior to February 17, 2017, realized gains and losses for shares sold were reclassified out of accumulated other comprehensive income or loss and were included in equity, as an increase or decrease to equity in common stock consistent with, and pursuant to, ASC 805-50, transactions between entities under common control.  As discussed in Note 1, on February 17, 2017 BioTime deconsolidated OncoCyte’s financial statements from its consolidated financial statements.  Due to this deconsolidation, and based on BioTime no longer having “control” over OncoCyte under GAAP, any realized gains and losses OncoCyte generates from the sale of BioTime shares on or after February 17, 2017 will be included in its statements of operations.

In March 2017, OncoCyte sold 141,844 shares of BioTime stock for net proceeds of $502,000 and used those proceeds to pay down amounts due to BioTime and affiliates (see Note 5).  OncoCyte recognized a $155,000 loss from the sale of the BioTime shares included in other income and expenses, net, for the three months ended March 31, 2017. As of March 31, 2017, OncoCyte held 477,862 BioTime common shares as available-for-sale securities with a fair market value of $1.6 million. Proceeds from the sale of BioTime shares may only be used to repay amounts due to BioTime and affiliates (see Note 5).

Net loss per common share

The computations of basic and diluted net loss per share of common stock are as follows (in thousands, except per share amounts):

	Three Months Ended March 31, (Unaudited)
	2017	2016
Net loss	$(4,704)	$(2,928)
Weighted average common shares outstanding – basic and diluted	28,965	25,396
Net loss per share – basic and diluted	$(0.16)	$(0.12)

The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended March 31, (Unaudited)
	2017	2016
Stock options	3,263	2,848
Warrants	3,049	-

Reclassifications

Certain reclassifications from general and administrative expenses have been made to present sales and marketing expenses in the statements of operations for the three months ended March 31, 2016 to conform and be comparable to the three months ended March 31, 2017 presentation.  These reclassifications had no impact to loss from operations or net loss as reported in the statements of operations and had no impact on cash flows or the balance sheets for any period presented.

3.	Selected Balance Sheet Components

Prepaid expenses and other current assets

As of March 31, 2017 and December 31, 2016, prepaid expenses and other current assets were comprised of the following (in thousands):

	March 31, 2017 (Unaudited)	December 31, 2016
Insurance	$229	$182
Other prepaid expenses and current asset	222	103
Prepaid expenses and other current assets	$451	$285

Accrued expenses

As of March 31, 2017 and December 31, 2016, accrued expenses were comprised of the following (in thousands):

	March 31, 2017 (Unaudited)	December 31, 2016
Accrued compensation	$345	$549
Accrued vendor payables	662	236
Other accrued expenses	186	12
Accrued expenses	$1,193	$797

Intangible assets, net

As of March 31, 2017 and December 31, 2016, intangible assets, consisting primarily of acquired patents, patent applications, and licenses to use certain patents, were as follows (in thousands):

	March 31, 2017 (Unaudited)	December 31, 2016
Intangible assets	$2,419	$2,419
Accumulated amortization	(1,492)	(1,431)
Intangible assets, net	$927	$988

Amortization expense amounted to $61,000 for the three months ended March 31, 2017 and 2016, respectively.

Equipment and furniture, net

As of March 31, 2017 and December 31, 2016, equipment and furniture were comprised of the following (in thousands):

	March 31, 2017 (Unaudited)	December 31, 2016
Equipment and furniture	$1,023	$1,007
Accumulated depreciation	(387)	(319)
Equipment and furniture, net	$636	$688

Depreciation expense amounted to $67,000 and $10,000 for the three months ended March 31, 2017 and 2016, respectively.

4.	Related Party Transactions

Shared Facilities and Service Agreement

On October 8, 2009, OncoCyte and BioTime entered into a Shared Facilities and Services Agreement (“Shared Facilities Agreement”). Under the terms of the Shared Facilities Agreement, BioTime allows OncoCyte to use BioTime’s premises and equipment located at Alameda, California for the sole purpose of conducting business. BioTime also provides accounting, billing, bookkeeping, payroll, treasury, payment of accounts payable, and other similar administrative services to OncoCyte. BioTime may also provide the services of attorneys, accountants, and other professionals who may also provide professional services to BioTime and its other subsidiaries. BioTime  also has provided OncoCyte with the services of  laboratory and research personnel, including BioTime employees and contractors, for the performance of research and development work for OncoCyte at the premises.

BioTime charges OncoCyte a “Use Fee” for services provided and usage of BioTime facilities, equipment, and supplies. For each billing period, BioTime prorates and allocates to OncoCyte costs incurred, including costs for  services of Bio Time employees and use of equipment, insurance, leased space, professional services, software licenses, supplies and utilities. The allocation of costs depends on key cost drivers, including actual documented use, square footage of facilities used, time spent, costs incurred by BioTime for OncoCyte, or upon proportionate usage by BioTime and OncoCyte, as reasonably estimated by BioTime. BioTime, at its discretion, has the right to charge OncoCyte a 5% markup on such allocated costs although BioTime elected not to charge this markup from the inception of the Shared Facilities Agreement through December 31, 2015.  For allocated costs incurred beginning on January 1, 2016, BioTime is charging the 5% markup. The allocated cost of BioTime employees and contractors who provide services is based upon records maintained of the number of hours of such personnel devoted to the performance of services.

The Use Fee is determined and invoiced to OncoCyte on a quarterly basis for each calendar quarter of each calendar year. If the Shared Facilities Agreement terminates prior to the last day of a billing period, the Use Fee will be determined for the number of days in the billing period elapsed prior to the termination of the Shared Facilities Agreement. Each invoice will be payable in full by OncoCyte within 30 days after receipt. Any invoice, or portion thereof, not paid in full when due will bear interest at the rate of 15% per annum until paid, unless the failure to make a payment is due to any inaction or delay in making a payment by BioTime employees from OncoCyte funds available for such purpose, rather than from the unavailability of sufficient funds legally available for payment or from an act, omission, or delay by any employee or agent of OncoCyte. Through March 31, 2017, BioTime has not charged OncoCyte any interest.

In addition to the Use Fees, OncoCyte will reimburse BioTime for any out of pocket costs incurred by BioTime for the purchase of office supplies, laboratory supplies, and other goods and materials and services for the account or use of OncoCyte, provided that invoices documenting such costs are delivered to OncoCyte with each invoice for the Use Fee. BioTime will have no obligation to purchase or acquire any office supplies or other goods and materials or any services for OncoCyte, and if any such supplies, goods, materials or services are obtained for OncoCyte, BioTime may arrange for the suppliers to invoice OncoCyte directly.

The Shared Facilities Agreement will remain in effect, unless either party gives the other party written notice stating that the Shared Facilities Agreement will terminate on December 31 of that year, or unless the agreement is otherwise terminated under another provision of the agreement.

For the three months ended March 31, 2017 and 2016, Use Fees of approximately $79,000 and $178,000, respectively, are included in general and administrative expenses, and Use Fees of approximately $317,000 and $229,000, respectively, are included in research and development expenses in OncoCyte’s statements of operations.

As of March 31, 2017 and December 31, 2016, OncoCyte had $2.6 million and $2.9 million outstanding and payable to BioTime and affiliates included in current liabilities on account of Use Fees under the Shared Facilities Agreement. Since these amounts are due and payable within 30 days of being invoiced, the payables are classified as current liabilities for all periods presented.

5.	Loan Payable to Silicon Valley Bank

On February 21, 2017, OncoCyte entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) pursuant to which OncoCyte borrowed $2 million, (the “First Tranche”) on March 23, 2017.  The loan may be increased by $3 million (the “Contingent Tranche”) on or after May 1, 2017 if OncoCyte obtains at least $20 million of additional equity capital and launches its initial lung cancer diagnostic test, and is not in default under the Loan Agreement.  Payments of interest only on the principal balance are due monthly from the draw date through October 31, 2017, and, beginning on November 1, 2017, monthly payments of principal of approximately $67,000 plus interest will be due and payable. The outstanding principal balance of the loan bears interest at a stated floating annual interest rate equal to the greater of (i) three-quarters of one percent (0.75%) above the prime rate or (ii) four and one-quarter percent (4.25%).  As of March 31, 2017, the prime rate plus 0.75% was 4.75% per annum.

The principal amount of the First Tranche plus accrued interest will be due and payable to the Bank at maturity on April 1, 2020. The principal amount of all draws under the Contingent Tranche, if any, plus accrued interest will be due and payable to the Bank at maturity on October 1, 2020. At maturity, OncoCyte will also pay the Bank an additional final payment fee of 5.8% of the original principal borrowed.  OncoCyte accrued the $116,000 final payment fee included in the loan payable as a deferred financing cost on March 23, 2017 when it borrowed the First Tranche.

OncoCyte may prepay in full the outstanding principal balance at any time, subject to a prepayment fee equal to 3.0% of the outstanding principal balance if prepaid on or before February 21, 2018, 2.0% of the outstanding principal balance if prepaid after February 21, 2018 but not later than February 21, 2019, or 1.0% of the outstanding principal balance if prepaid after February 21, 2019. Any amounts borrowed and repaid may not be reborrowed.

The outstanding principal amount of the loan, with interest accrued, the final payment fee, and the prepayment fee may become due and payable prior to the applicable maturity date if an “Event of Default” as defined in the Loan Agreement occurs and is not cured within any applicable cure period. An Event of Default includes, among other events, failure to pay interest and principal when due, material adverse changes, which include a material adverse change in OncoCyte’s business, operations, or condition (financial or otherwise), failure to provide the bank with timely financial statements and copies of filings with the Securities and Exchange Commission, as required, legal judgments or pending or threatened legal actions of $50,000 or more, insolvency, and delisting from the NYSE MKT. OncoCyte’s obligations under the Loan Agreement are collateralized by substantially all of its assets other than intellectual property such as patents and trade secrets that OncoCyte owns. Accordingly, if an Event of Default were to occur and not be cured, the Bank could foreclose on its security interest in the collateral.  OncoCyte was in compliance with the Loan Agreement as of the date of this report.

Under the provisions of the Loan Agreement, the proceeds received by OncoCyte from all sales of BioTime shares can only be used to pay the amounts due to BioTime and affiliates discussed in Note 4.

Bank Warrants

On February 21, 2017 and in conjunction with the $2 million First Tranche becoming available under the Loan Agreement, OncoCyte issued common stock purchase warrants to the Bank (the “Bank Warrants”) entitling the Bank to purchase shares of OncoCyte common stock in tranches related to the loan tranches under the Loan Agreement.  In conjunction with the availability of the First Tranche, the Bank became entitled to purchase 8,247 shares of OncoCyte common stock at an exercise price of $4.85 per share, through February 21, 2027 (“Tranche 1 Warrant”).  On March 23, 2017, in conjunction with borrowing the First Tranche, the Bank became entitled to purchase an additional 7,321 shares (“Tranche 2 Warrant”) at an exercise price of $5.46 per share, through March 23, 2027.   The Bank will become entitled to purchase additional shares of OncoCyte common stock commencing on the date on which OncoCyte meets the conditions of the Contingent Tranche availability (“Tranche 3 Warrant”), and again on the date of the first draw, if any, on the Contingent Tranche (“Tranche 4 Warrant”).  The number of additional shares issuable under the Tranche 3 and Tranche 4 Warrants, if any, will be equal to 2.0% of the Contingent Tranche divided by the then determined exercise price, as defined in the Bank Warrants.  The exercise price will be determined with reference to the market price of OncoCyte common stock on the date the Contingent Tranche becomes available, or the date on which OncoCyte borrows funds under the Contingent Tranche, as applicable.  The Bank may elect to exercise the Bank Warrants on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the applicable tranche is being exercised by (A) the excess of the fair market value of the common stock over the applicable exercise price, divided by (B) the fair market value of the common stock.  The fair market value of the common stock will be last closing or sale price on a national securities exchange, interdealer quotation system, or over-the-counter market.

OncoCyte considers each warrant tranche, as issued or issuable, to be a separate unit of accounting.  The Tranche 1 and Tranche 2 Warrants are classified as equity since, among other factors, they are not mandatorily redeemable, cannot be settled in cash or other assets and require settlement by issuing a fixed number of shares of common stock of OncoCyte.  OncoCyte determined the fair value of the warrants using the Black-Scholes option pricing model approximating $61,000, which was recorded as a deferred financing cost against the loan payable balance.  Aggregate deferred financing costs of $196,000, recorded against the loan payable balance, will be amortized to interest expense using the effective interest method.

6.	Shareholders’ Equity

Preferred Stock

OncoCyte is authorized to issue up to 5,000,000 shares of no par value preferred stock. As of March 31, 2017, no preferred shares were issued or outstanding.

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

Pursuant to the terms of the Purchase Agreements, on September 26, 2016, OncoCyte filed a resale registration statement on Form S-1, referred to as the Resale Registration Statement, with the Securities and Exchange Commission (the “SEC”), to register for sale under the Securities Act of 1933, as amended (the “Securities Act”), the shares of OncoCyte common stock sold in the Offering and the shares of OncoCyte common stock that may be issued if the Warrants are exercised (the “Warrant Shares”),. The SEC declared the Resale Registration Statement effective on October 20, 2016. OncoCyte has agreed to use commercially reasonable efforts to maintain the effectiveness of the Resale Registration Statement under the Securities Act until the earlier of (i) the date that all shares of its common stock covered by the Resale Registration Statement have been sold or can be sold publicly without restriction or limitation under Rule 144 (including, without limitation, the requirement to be in compliance with Rule 144(c)(1)), or (ii) August 29, 2018.

OncoCyte was in compliance with the aforementioned terms of the Purchase Agreement as of the date of this report.

Offering Warrants and New Warrants

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

Under certain provisions of the Offering Warrants, in the event of a Fundamental Transaction, as defined in the Offering Warrants, OncoCyte will use reasonable best efforts for the acquirer, or any successor entity other than OncoCyte, to assume the Offering Warrants. If the acquirer does not assume the OncoCyte Offering Warrant obligations, then the acquirer shall pay the holders of Offering Warrants an amount equal to the aggregate value equal to the Black Scholes Value, as defined in the Offering Warrants. The payment of the Black Scholes Value shall be made in cash or such other consideration as the acquirer paid to the other OncoCyte shareholders in the Fundamental Transaction.

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

On February 17, 2017, certain OncoCyte investors exercised 625,000 Offering Warrants at an exercise price of $3.25 per warrant for total exercise cash proceeds of $2.0 million (the “Warrant exercise”).  In order to induce the investors to complete the Warrant exercise and, in conjunction with the Warrant exercise, OncoCyte issued new warrants to those investors (the “New Warrants”).  Certain investors received 200,000 New Warrants with an exercise price of $5.50 per share and the other investor received 212,500 New Warrants with an exercise of $3.25 per share.  The New Warrants are exercisable at any time for five years from February 17, 2017. After the Warrant exercise and issuance of the New Warrants to those investors, OncoCyte has an aggregate of 3,033,653 warrants, including the Offering Warrants and New Warrants, outstanding at exercise prices ranging from $3.25 and $5.50 per warrant.

The New Warrants are classified as equity as their terms are consistent with the Offering Warrants.  For financial reporting purposes, the issuance of the New Warrants was treated as an inducement offer to certain shareholders to exercise their Offering Warrants.  Accordingly, the fair value of the New Warrants, determined using the Black-Scholes option pricing model, approximating $1.1 million was recognized by OncoCyte as a noncash charge to shareholder expense included in general and administrative expenses and a corresponding increase to equity on February 17, 2017, the issuance date.

Stock option exercises

During the three months ended March 31, 2017, 5,484 shares of common stock were issued upon the exercise of stock options, from which OncoCyte received approximately $16,000 in cash proceeds.

7.	Stock-based Compensation

Options Granted

OncoCyte has adopted a Stock Option Plan (the “Plan”) under which 4,000,000 shares of common stock are authorized for the grant of stock options or the sale of restricted stock. The Plan also permits OncoCyte to issue such other securities as its Board of Directors or the Compensation Committee administering the Plan may determine.

As of March 31, 2017, 629,121 shares of common stock were available for future grants under the Plan.

A summary of OncoCyte stock option activity under the Plan and related information follows (in thousands except weighted average exercise price):

Options	Available for Grant	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	880	3,017	$2.52
Options granted	(432)	432	4.91
Options exercised	-	(5)	2.98
Options forfeited	181	(181)	2.90
Outstanding at March 31, 2017	629	3,263	$2.81
Exercisable at March 31, 2017		1,209	$1.76

There were 5,484 stock options exercised during the three months ended March 31, 2017.

OncoCyte recorded stock-based compensation expense in the following categories on the accompanying statements of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31, (Unaudited)
	2017	2016
Research and development	$205	$37
General, administrative, sales and marketing	145	88
Total stock-based compensation expense	$350	$125

The assumptions that were used to calculate the grant date fair value of OncoCyte’s employee and non-employee stock option grants for the three months ended March 31, 2017 and 2016 were as follows.

	2017	2016
Expected life (in years)	6.53	6.39
Risk-free interest rates	2.11%	1.40%
Volatility	57.29%	71.22%
Dividend yield	-	- %

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If OncoCyte had made different assumptions, its stock-based compensation expense and net loss for the three months ended March 31, 2017 and 2016 may have been significantly different.

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

9.	Commitments and Contingencies

Master Lease Line Agreement

On April 7, 2016, OncoCyte entered into a Master Lease Line Agreement (the “Lease Agreement”) with an unrelated financing company for the purchase and financing of certain equipment. OncoCyte may use up to $875,000 for purchases of equipment financed by the Lease Agreement from March 29, 2016 through May 31, 2017, the expiration date of the availability of funds under the Lease Agreement. Each lease schedule OncoCyte enters into under the Lease Agreement must be in minimum increments of $50,000 each with a 36-month lease term, collateralized by the equipment financed under the lease schedule. Each lease schedule requires a deposit for the first and last payment under that schedule. Monthly payments will be determined using a lease factor approximating an interest rate of 10% per annum. At the end of each lease schedule under the Lease Agreement, assuming no default has occurred, OncoCyte may either return the equipment financed under the schedule for a restocking fee of 7.5% of the original cost of the equipment or purchase the equipment from the financing company at a fair value not less than 12.5% of the original cost of the equipment.

On April 7, 2016, OncoCyte entered into a lease schedule under the Lease Agreement for certain equipment costing approximately $435,000 applied against the lease line, requiring payments of $14,442 per month over 36 months. In December 2016, OncoCyte entered into a lease schedule under the Lease Agreement for certain equipment costing approximately $161,000, requiring payments of $5,342 per month over 36 months. OncoCyte has accounted for these leases as a capital lease in accordance with ASC 840, Leases, due to the net present value of the payments under the lease approximating the fair value of the equipment at inception of the lease, or approximately $626,000. The payments under the lease schedules will be amortized to capital lease obligations and interest expense using the interest method at an imputed rate of approximately 10% per annum. As of March 31, 2017, there was approximately $279,000 available under the Lease Agreement for future purchases and financing of equipment (see Note 10).

Litigation – General

OncoCyte will be subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters, and other matters. When OncoCyte is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, OncoCyte will record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, OncoCyte discloses the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. OncoCyte is not aware of any claims likely to have a material adverse effect on its financial condition or results of operations.

Employment Contracts

OncoCyte has entered into employment contracts with certain executive officers. Under the provisions of the contracts, OncoCyte may be required to incur severance obligations for matters relating to changes in control, as defined, and involuntary terminations.

Indemnification

In the normal course of business, OncoCyte may provide indemnification of varying scope under OncoCyte’s agreements with other companies or consultants, typically OncoCyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, OncoCyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of OncoCyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to OncoCyte’s diagnostic tests. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments OncoCyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, OncoCyte has not been subject to any claims or demands for indemnification. OncoCyte also maintains various liability insurance policies that limit OncoCyte’s financial exposure. As a result, OncoCyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, OncoCyte has not recorded any liabilities for these agreements as of March 31, 2017 and December 31, 2016.

10.	Subsequent Events

On April 13, 2017, OncoCyte entered into a lease schedule under the Lease Agreement for certain equipment costing approximately $285,000, requiring payments of $9,462 per month over 36 months.  After this lease schedule, there is no remaining financing available under the Lease Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements about any of the following: any projections of earnings, revenue, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans, and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While OncoCyte may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the OncoCyte estimates change and readers should not rely on those forward-looking statements as representing OncoCyte views as of any date subsequent to the date of the filing of this Quarterly Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and OncoCyte can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of OncoCyte. A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in Part I, Item 1A of OncoCyte Form 10-K for the year ended December 31, 2016.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate  are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Comparison of three months ended March 31, 2017 and 2016

The following tables show our operating expenses for the three months ended March 31, 2017 and 2016 (in thousands).

	Three Months Ended March 31,
	2017	2016	$ Increase	% Increase
Research and development expenses	$1,834	$1,689	$145	8.6%
General and administrative expenses	2,043	1,015	1,028	101.3%
Sales and marketing expenses	655	228	427	187.3%

Research and development expenses

The following table shows the approximate amounts and percentages of our total research and development expenses allocated to our primary research and development projects during the three months ended March 31, 2017 and 2016, respectively (in thousands).

	Amount(1)		Percent
Program	2017	2016	2017	2016
General	$728	$413	39.7%	24.4%
Lung cancer confirmatory diagnostic	644	805	35.1%	47.7%
Bladder cancer confirmatory diagnostic	21	191	1.1%	11.3%
Breast cancer confirmatory diagnostic	115	240	6.3%	14.2%
Diagnostics laboratory	240	35	13.1%	2.1%
Prosigna and other	86	5	4.7%	0.3%
Total	$1,834	$1,689	100%	100%

(1)
Amounts also include certain general research and development expenses, such as laboratory supplies, laboratory expenses, rent allocated, and insurance allocated to research and development expenses, incurred directly by BioTime on behalf of OncoCyte and allocated to OncoCyte under the Shared Facilities Agreement.

The increases in research and development expenses for the three months ended March 31, 2017 are primarily attributable to increases of $205,000 in salaries and payroll related expenses, $168,000 in stock based compensation expenses, $94,000 in laboratory expenses, $88,000 in research and development expenses allocated to us by BioTime, $73,000 in clinical trial expenses and $55,000 in depreciation expense due to additional equipment financed or purchased.  These increases were offset by decreases of $404,000 in outside services expenses and $121,000 in consulting services primarily due to the increased headcount and decreased reliance upon services from consultants and other third parties, consistent with the increases in payroll and related expenses.

We expect to continue to incur a significant amount of research and development expenses during the foreseeable future.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2017 increased in comparison to the comparable period in 2016. The increase is attributable to $1.1 million in shareholder noncash expense  for the issuance of certain warrants, $84,000 in insurance expenses and $65,000 in legal expenses, offset by decreases of $99,000 in general and administrative expenses allocated to us by BioTime, $84,000 in consulting expenses, and $79,000 in transfer agent, stock listing and SEC filing expenses.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2017 increased in comparison to the comparable period in 2016 as we prepare for the commercial launch of our lung cancer diagnostic test. The increase was attributable to $194,000 in consulting expenses, $152,000 in salaries and payroll related expenses and $50,000 in marketing expenses.

Income taxes

Due to our losses incurred for all periods presented, we did not record any provision or benefit for income taxes for any period presented.

A valuation allowance will be provided when it is more likely than not that some portion of the deferred tax assets will not be realized. OncoCyte established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

Liquidity and Capital Resources

At March 31, 2017, we had $11.4 million of cash and cash equivalents and held BioTime common shares as available-for-sale securities valued at $1.6 million.

Since inception, we have financed our operations through the sale of our common stock and warrants to our shareholders, including BioTime, loans from BioTime and other BioTime affiliates, warrant exercises, a bank loan, and sales of BioTime common shares that we hold as available-for-sale securities. We have incurred operating losses and negative cash flows since inception, and had an accumulated deficit of $40.0 million as March 31, 2017.

We plan to continue to invest significant resources in research and development in the field of molecular cancer diagnostics. We expect to continue to incur operating losses and negative cash flows. If results of our research and development efforts, including the results of CLIA and validity studies of our lung cancer test, are successful to the point where we believe that a commercial product can be launched successfully, then additional capital will be required to continue to develop a sales and marketing team and to launch our first diagnostic test.  OncoCyte will also need to raise additional capital in subsequent years to develop and launch additional diagnostic tests, for working capital, and for other expenses until such time as it is able to generate sufficient revenues from the commercialization of its diagnostic tests to finance its operations. The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Sales of additional equity securities could result in the dilution of the interests of our shareholders. We cannot assure that adequate financing will be available on favorable terms, if at all.

We believe we have sufficient cash, cash equivalents, available for sale securities and working capital to carry out our current operations through at least twelve months from the issuance date of the financial statements included elsewhere in this report, but we will need to raise additional capital if we determine to commercialize our lung cancer test during that time frame.

Cash used in operations

During the three months ended March 31, 2017 and 2016, our total research and development expenses were $1.8 million and $1.7 million, respectively, our general and administrative expenses were $2.0 million and $1.0 million, respectively, and our sales and marketing expenses were $655,000 and $228,000, respectively.  Net loss for the three months ended March 31, 2017 and 2016 amounted to $4.7 million and $2.9 million, respectively.  Net cash used in operating activities during these periods amounted to $3.3 million and $2.2 million, respectively. The amount by which our net loss exceeded net cash used in our operating activities during the  three months ended March 31, 2107 is primarily due to the following noncash items: a $1.1 million noncash charge related to warrants issued to certain investors as an inducement to exercise previously issued warrants, stock-based compensation of $350,000, $159,000 loss on sales of BioTime shares held as available-for-sale securities, and $128,000 in depreciation and amortization expenses.  Changes in working capital amounted to an approximate $310,000 of additional use of cash.

Cash provided by or used in investing activities

During the three months ended March 31, 2017 and 2016, there was $16,000 and $15,000, respectively, in cash payments for purchases of machinery and equipment as we principally utilized capital lease financing to acquire equipment.  During the three months ended March 31, 2017, we sold 141,844 shares of BioTime stock we hold as available-for-sale securities with net proceeds to us of $502,000, which we used to pay down amounts owed to BioTime and affiliates.  Under the provisions of the Loan Agreement discussed in Note 5 to our financial statements, we can only use the proceeds from sale of BioTime shares to pay amounts owed to BioTime and affiliates.

Cash provided by financing activities

During the three months ended March 31, 2017 and 2016, we received $16,000 and $42,000, respectively, in cash from the exercise of stock options.  During the three months ended March 31, 2017, certain investors exercised 625,000 warrants at an exercise price of $3.25 per warrant for total exercise proceeds to us of $2.0 million, and we borrowed $2.0 million from the Bank.  We used $47,000 to pay down capital lease obligations during the first quarter of 2017.

Off-Balance Sheet Arrangements

As of March 31, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our qualitative and quantitative market risk since the disclosure in our Annual Report on Form 10‑K for the year ended December 31, 2016.

Available for sale securities at fair value

As of March 31, 2017 we held 477,862 BioTime common shares at fair value as available-for-sale securities. Those shares are subject to changes in market value. BioTime common shares trade on the NYSE MKT under the ticker “BTX”. As of March 31, 2017, the 52 week high/low stock price per share range for BioTime was $3.97 - $2.29.

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

Our business is subject to various risks, including those described below. You should consider the following risk factors, together with all of the other information included in this report and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially adversely affect our proposed operations, business prospects, and financial condition, and the value of an investment in our business. There may be other factors that are not mentioned here or of which we are not presently aware that could also affect our business operations and prospects.

We have incurred operating losses since inception and we do not know if we will attain profitability

Since our inception in September 2009, we have incurred operating losses and negative cash flow and we expect to continue to incur losses and negative cash flow in the future. Our net losses for the three months ended March 31, 2017 and for the fiscal years ended December 31, 2016 and 2015 were approximately $4.7 million, $11.2 million and $8.7 million, respectively, and we had an accumulated deficit of approximately $40.0 million and $35.3 million as of March 31, 2017 and December 31, 2016, respectively. Since inception, we have financed our operations through the sale of our common stock and warrants, loans from BioTime and BioTime affiliates, warrant exercises, a bank loan and sale of BioTime common shares that we hold as available-for-sale securities. Although BioTime may continue to provide administrative support to us on a reimbursable basis, there is no assurance that BioTime will provide future financing. There is no assurance that we will be able to obtain any additional financing that we may need, or that any such financing that may become available will be on terms that are favorable to us and our shareholders. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our success in developing and marketing or licensing our diagnostic tests and technology.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6

Exhibit Numbers	Exhibit Description
3.1	Articles of Incorporation with all amendments (1)

3.2	By-Laws, as amended (1)

4.1	Form of August 2016 Warrant (2)

4.2	Form of 2017 Warrant, Exercise Price $3.25 (3)

4.3	Form of 2017 Warrant, Exercise Price $5.50 (3)

4.4	Silicon Valley Bank Warrant (3)

10.1	Form of Warrant Exercise Agreement (4)

10.2	Form of Alternate Exercise Agreement (4)

10.3	Loan and Security Agreement, dated February 21, 2017, between OncoCyte Corporation and Silicon Valley Bank (3)

10.4	Employment Termination and Release Agreement, dated February 27, 2017, between OncoCyte Corporation and Karen Chapman*

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101	Interactive Data Files

101 INS	XBRL Instance Document*

101SCH	XBRL Taxonomy Extension Schema*

101CAL	XBRL Taxonomy Extension Calculation Linkbase*

101LAB	XBRL Taxonomy Extension Label Linkbase*

101PRE	XBRL Taxonomy Extension Presentation Linkbase*

101DEF	XBRL Taxonomy Extension Definition Document*

(1)	Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed on November 23, 2015.

(2)	Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2016.

(3)	Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017.

(4)	Incorporated by reference to OncoCyte Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2017.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOCYTE CORPORATION

Date: April 28, 2017	/s/ William Annett
William Annett
President and Chief Executive Officer

Date: April 28, 2017	/s/ Russell L. Skibsted
Russell L. Skibsted
Chief Financial Officer