Form 10-Q
period 2017-06-30
OncoCyte Corp
filed 2017-08-14
CIK 1642380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 7, 2017, there were outstanding 31,336,487 shares of common stock, no par value.

PART 1--FINANCIAL INFORMATION

Statements made in this Report that are not historical facts may constitute forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed. Such risks and uncertainties include but are not limited to those discussed in this Report under Item 1 of the Notes to Condensed Financial Statements, and under Risk Factors in this Report. Words such as “expects,” “may,” “will,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements.

References to “OncoCyte,” “our” or “we” means OncoCyte Corporation.

The description or discussion, in this Form 10-Q, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

Item 1.	Financial Statements

ONCOCYTE CORPORATION
CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	June 30, 2017 (unaudited)	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,644	$10,174
Available-for-sale securities, at fair value (Note 2)	1,113	2,237
Prepaid expenses and other current assets	512	285
Total current assets	10,269	12,696

NONCURRENT ASSETS
Intangible assets, net	867	988
Equipment and furniture, net	895	688
Deposits	110	75
TOTAL ASSETS	$12,141	$14,447

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Amount due to BioTime and affiliates	$2,540	$2,854
Accounts payable and accrued liabilities	1,316	1,219
Loan payable, current	533	-
Capital lease liability, current	297	202
Total current liabilities	4,686	4,275

LONG-TERM LIABILITIES
Loan payable, net of issuance costs, noncurrent	1,416	-
Capital lease liability, noncurrent	400	310
TOTAL LIABILITIES	6,502	4,585

Commitments and contingencies (see Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value, 50,000 shares authorized; 29,520 and 28,737 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	49,985	45,818
Accumulated other comprehensive loss on available-for-sale securities	(535)	(654)
Accumulated deficit	(43,811)	(35,302)
Total stockholders’ equity	5,639	9,862
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,141	$14,447

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

ONCOCYTE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
EXPENSES:
Research and development	$(1,997)	$(1,195)	$(3,831)	$(2,884)
General and administrative	(1,115)	(1,067)	(3,158)	(2,081)
Sales and marketing	(477)	(270)	(1,132)	(499)
Total operating expenses	(3,589)	(2,532)	(8,121)	(5,464)

Loss from operations	(3,589)	(2,532)	(8,121)	(5,464)

OTHER INCOME (EXPENSES), NET
Loss on sale of available-for-sale securities and other expenses, net	(150)	-	(309)	-
Interest expense, net	(65)	(11)	(79)	(7)
Total other expenses, net	(215)	(11)	(388)	(7)

NET LOSS	$(3,804)	$(2,543)	$(8,509)	$(5,471)

Basic and diluted net loss per share	$(0.13)	$(0.10)	$(0.29)	$(0.22)

Weighted average common shares outstanding: basic and diluted	29,398	25,427	29,183	25,411

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

ONCOCYTE CORPORATION
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

NET LOSS	$(3,804)	$(2,543)	$(8,509)	$(5,471)

Other comprehensive loss, net of tax:
Realized loss on sale of available-for-sale securities	142	-	293	-
Unrealized loss available-for-sale securities	(97)	(161)	(174)	(923)
COMPREHENSIVE LOSS	$(3,759)	$(2,704)	$(8,390)	$(6,394)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

ONCOCYTE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,509)	$(5,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	144	54
Amortization of intangible assets	121	121
Stock-based compensation	696	361
Loss on sale of available-for-sale securities, including selling commissions	309	-
Warrants issued to certain shareholders as inducement of exercise of warrants	1,084	-
Amortization of debt issuance costs	30	-
Changes in operating assets and liabilities:
Amount due to BioTime and affiliates	(313)	992
Prepaid expenses and other current assets	(194)	259
Accounts payable and accrued liabilities	61	(290)
Net cash used in operating activities	(6,571)	(3,974)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of available-for-sale securities	934	-
Purchase of equipment	(55)	(10)
Security deposit	-	(54)
Net cash provided by (used in) investing activities	879	(64)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	257	82
Proceeds from exercise of warrants	2,031	-
Proceeds from issuance of loan payable, net of financing costs	1,982	-
Repayment of capital lease obligations	(108)	(40)
Net cash provided by financing activities	4,162	42

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,530)	(3,996)
CASH AND CASH EQUIVALENTS:
At beginning of the period	10,174	7,996
At end of the period	$8,644	$4,000

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

ONCOCYTE CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization, Basis of Presentation and Liquidity

OncoCyte Corporation (“OncoCyte”) is a developer of novel, non-invasive blood-based tests for the early detection of cancer. It is focused on developing molecular cancer diagnostics utilizing a discovery platform that focuses on identifying genetic markers that are differentially expressed in certain types of cancers. OncoCyte is presently focusing its efforts on developing diagnostic tests for use in detecting a variety of cancers including lung, bladder, and breast cancers.

OncoCyte was incorporated in 2009 in the state of California and at December 31, 2016 was a majority-owned subsidiary of BioTime, Inc. (“BioTime”), a publicly traded biotechnology company focused on developing and commercializing products addressing degenerative diseases, primarily in the fields of ophthalmology, aesthetics and cell/drug delivery. Beginning on February 17, 2017, OncoCyte ceased to be a subsidiary of BioTime for financial reporting purposes when BioTime’s percentage ownership of outstanding OncoCyte common stock declined below 50% as a result of the issuance of additional OncoCyte common stock to certain investors who exercised OncoCyte stock purchase warrants (see Note 6).

Basis of presentation

The unaudited condensed interim financial statements presented herein, and discussed below, have been prepared on a stand-alone basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of December 31, 2016 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in OncoCyte’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Prior to February 17, 2017, BioTime consolidated the results of OncoCyte into BioTime’s consolidated results based on BioTime’s ability to control OncoCyte’s operating and financial decisions and policies through its majority ownership of OncoCyte common stock. BioTime owned 51.1% of the outstanding common stock of OncoCyte at December 31, 2016. Beginning on February 17, 2017, BioTime’s percentage ownership of the outstanding OncoCyte common stock declined below 50%, resulting in a loss of “control” of OncoCyte under GAAP and, as a result, BioTime deconsolidated OncoCyte’s financial statements from BioTime’s consolidated financial statements. As a result of this deconsolidation, OncoCyte is no longer considered a subsidiary of BioTime under GAAP as of February 17, 2017. OncoCyte remains an affiliate of BioTime based on BioTime’s retained share ownership in OncoCyte, which is sufficient to allow BioTime to exert significant influence over the operations and management of OncoCyte.

To the extent OncoCyte does not have its own employees or human resources for its operations, BioTime provides certain employees for administrative or operational services, as necessary, for the benefit of OncoCyte (see Note 4). Accordingly, BioTime allocates expenses such as salaries and payroll related expenses incurred and paid on behalf of OncoCyte based on the amount of time that particular employees devote to OncoCyte affairs. Other expenses, such as legal, accounting, travel, and entertainment, are allocated to OncoCyte to the extent that those expenses are incurred by or on behalf of OncoCyte. BioTime also allocates certain overhead expenses, such as facilities, insurance, internet and telephone based on a percentage determined by management. These allocations are made based upon activity-based allocation drivers, as applicable, such as headcount, time spent, percentage of square feet of office or laboratory space used, and percentage of personnel devoted to OncoCyte’s operations or management. Management evaluates the appropriateness of the percentage allocations on a quarterly basis and believes that this basis for allocation is reasonable.

OncoCyte previously granted stock options to employees of BioTime, or employees of other BioTime subsidiaries that performed services for OncoCyte, and OncoCyte recorded stock-based compensation expense in the accompanying condensed statements of operations for these services performed in the periods presented.

Liquidity

For all periods presented, OncoCyte generated no revenues. Since inception, OncoCyte has financed its operations through the sale of its common stock and warrants, warrant exercises, a bank loan (see Note 5), and sales of BioTime common shares that OncoCyte holds as available-for-sale securities. BioTime has also provided OncoCyte with the use of BioTime facilities and services under a Shared Facilities and Services Agreement as described in Note 4. OncoCyte has incurred operating losses and negative cash flows since inception, and had an accumulated deficit of $43.8 million and $35.3 million as June 30, 2017 and December 31, 2016, respectively.

OncoCyte plans to continue to invest significant resources in research and development in the field of molecular cancer diagnostics. OncoCyte expects to continue to incur operating losses and negative cash flows. If results of OncoCyte’s research and development efforts, including the results of CLIA and validation studies of its lung cancer test, are successful to the point where OncoCyte believes that a commercial product can be launched successfully, additional capital will be required to continue to develop a sales and marketing team to market OncoCyte’s first diagnostic test. OncoCyte will also need to raise additional capital in subsequent years to develop and launch additional diagnostic tests, for working capital, and for other expenses, until such time as it is able to generate sufficient revenues from the commercialization of its diagnostic tests to finance its operations. The unavailability or inadequacy of financing or revenues to meet future capital needs could force OncoCyte to modify, curtail, delay, or suspend some or all aspects of its planned operations. Sales of additional equity securities could result in the dilution of the interests of its shareholders. OncoCyte cannot assure that adequate financing will be available on favorable terms, if at all.

At June 30, 2017, OncoCyte had $8.6 million of cash and cash equivalents and held BioTime common shares as available-for-sale securities valued at $1.1 million (see Notes 2 and 5). Based on cash and cash equivalents currently on hand, including the warrant exercises discussed in Note 10, OncoCyte believes it has sufficient cash, cash equivalents, available-for-sale securities and working capital to carry out its current operations through at least twelve months from the issuance date of the financial statements included herein, but will need to raise additional capital if it determines to devote more resources to its initial commercialization efforts for its lung cancer test during that time frame.

2.	Summary of Significant Accounting Policies

Research and development expenses

Research and development expenses include both direct expenses incurred by OncoCyte and indirect overhead costs allocated by BioTime that benefit or support research and development functions of OncoCyte.  Direct research and development expenses consist primarily of personnel costs and related benefits, including stock-based compensation, and expenses from outside consultants and suppliers.  Indirect research and development expenses allocated by BioTime, primarily based on OncoCyte headcount, include laboratory supplies, laboratory expenses, rent and utilities, common area maintenance, telecommunications, property taxes and insurance, incurred by BioTime and allocated to OncoCyte under the Shared Facilities Agreement (see Note 4). Research and development costs are expensed as incurred.

General and administrative expenses

General and administrative expenses include both direct expenses incurred by OncoCyte and indirect overhead costs allocated by BioTime that benefit or support general and administrative functions of OncoCyte.  Direct general and administrative expenses consist primarily of compensation and related benefits, including stock-based compensation, for executive and corporate personnel, and professional and consulting fees. Indirect general and administrative expenses allocated by BioTime, primarily based on OncoCyte headcount, include costs for financial reporting and compliance, rent and utilities, common area maintenance, telecommunications, property taxes and insurance, incurred by BioTime and allocated to OncoCyte under the Shared Facilities Agreement (see Note 4).

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel costs and related benefits, including stock-based compensation, trade shows and booths, branding and positioning, and expenses for outside consultants.

Accounting for BioTime shares

OncoCyte accounts for the BioTime shares it holds as available-for-sale equity securities in accordance with ASC 320-10-25, Investments – Debt and Equity Securities, as the shares have a readily determinable fair value quoted on the NYSE MKT and are held principally for sale to meet future working capital needs. These shares are measured at fair value and reported as current assets on OncoCyte’s condensed balance sheet based on the closing trading price of the shares as of the date being presented. Unrealized holding gains and losses are excluded from the condensed statements of operations and are reported in equity as part of other comprehensive income or loss, net of income taxes, until realized. Prior to February 17, 2017, realized gains and losses for shares sold were reclassified out of accumulated other comprehensive income or loss and were included in equity, as an increase or decrease to equity in common stock consistent with, and pursuant to, ASC 805-50, transactions between entities under common control. As discussed in Note 1, on February 17, 2017 BioTime deconsolidated OncoCyte’s financial statements from its consolidated financial statements. Due to this deconsolidation, and based on BioTime no longer having “control” over OncoCyte under GAAP, any realized gains and losses OncoCyte generates from the sale of BioTime shares on or after February 17, 2017 will be included in its statements of operations.

During the six months ended June 30, 2017, OncoCyte sold 266,442 shares of BioTime stock for net proceeds of $934,000 and used those proceeds to pay down amounts owed to BioTime and affiliates (see Note 4). OncoCyte recognized a $155,000 and $309,000 loss from the sale of the BioTime shares for the three and six months ended June 30, 2017, respectively, included in other income and expenses, net.

As of June 30, 2017, OncoCyte held 353,264 BioTime common shares as available-for-sale securities with a fair market value of $1.1 million. Under the terms of a bank loan, proceeds from the sale of BioTime shares may only be used to repay amounts owed to BioTime and affiliates (see Notes 4 and 5).

Net loss per common share

All potentially dilutive common stock is antidilutive because OncoCyte reported a net loss for all periods presented. The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Six Months Ended June 30, (Unaudited)
	2017	2016
Stock options	3,302	2,803
Warrants	3,049	-

Reclassifications

Certain reclassifications from general and administrative expenses have been made to present sales and marketing expenses shown on the condensed statements of operations for the three and six months ended June 30, 2016 to conform and be comparable to the three and six months ended June 30, 2017 presentation. These reclassifications have been made as OncoCyte’s sales and marketing expenses have increased in 2017 and are expected to continue to increase, thus making separate presentation of those category of expenses more meaningful to the readers of this report. The reclassifications had no impact to loss from operations or net loss as reported in the condensed statements of operations and had no impact to the condensed statement of cash flows or to the condensed balance sheets for any period presented.

Recently Issued Accounting Pronouncements

The recently issued accounting pronouncement discussed below should be read in conjunction with the other recently issued accounting pronouncements as applicable and disclosed in OncoCyte’s Annual Report on Form 10-K for the year ended December 31, 2016, and Quarterly Report on Form 10-Q for the three months ended March 31, 2017.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting, to clarify existing guidance and reduce diversity in practice about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 requires modification accounting to a share-based award unless all of the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) the classification of the modified award, as equity or liability instrument, is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. OncoCyte currently applies the three-step test to all modifications, if any, or as they occur, and if all the conditions are not met, applies modification accounting. OncoCyte believes the adoption of ASU 2017-09 will not have a material impact on its financial statements.

3.	Selected Balance Sheet Components

Prepaid expenses and other current assets

As of June 30, 2017 and December 31, 2016, prepaid expenses and other current assets were comprised of the following (in thousands):

	June 30, 2017 (Unaudited)	December 31, 2016
Insurance	$192	$182
Other prepaid expenses and current asset	320	103
Prepaid expenses and other current assets	$512	$285

Accounts payable and accrued liabilities

As of June 30, 2017 and December 31, 2016, accounts payable and accrued liabilities were comprised of the following (in thousands):

	June 30, 2017 (Unaudited)	December 31, 2016
Accounts payable	$187	$422
Accrued compensation	414	549
Accrued vendor payables	528	236
Other accrued expenses	187	12
Accounts payable and accrued liabilities	$1,316	$1,219

Intangible assets, net

As of June 30, 2017 and December 31, 2016, intangible assets, consisting primarily of acquired patents, patent applications, and licenses to use certain patents, were as follows (in thousands):

	June 30, 2017 (Unaudited)	December 31, 2016
Intangible assets	$2,419	$2,419
Accumulated amortization	(1,552)	(1,431)
Intangible assets, net	$867	$988

Amortization expense amounted to $121,000 for the six months ended June 30, 2017 and 2016, respectively.

Equipment and furniture, net

As of June 30, 2017 and December 31, 2016, equipment and furniture were comprised of the following (in thousands):

	June 30, 2017 (Unaudited)	December 31, 2016
Equipment and furniture	$1,358	$1,007
Accumulated depreciation	(463)	(319)
Equipment and furniture, net	$895	$688

Depreciation expense amounted to $144,000 and $54,000 for the six months ended June 30, 2017 and 2016, respectively.

4.	Related Party Transactions

Shared Facilities and Services Agreement

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

The Use Fee is determined and invoiced to OncoCyte on a quarterly basis for each calendar quarter of each calendar year. If the Shared Facilities Agreement terminates prior to the last day of a billing period, the Use Fee will be determined for the number of days in the billing period elapsed prior to the termination of the Shared Facilities Agreement. Each invoice will be payable in full by OncoCyte within 30 days after receipt. Any invoice, or portion thereof, not paid in full when due will bear interest at the rate of 15% per annum until paid, unless the failure to make a payment is due to any inaction or delay in making a payment by BioTime employees from OncoCyte funds available for such purpose, rather than from the unavailability of sufficient funds legally available for payment or from an act, omission, or delay by any employee or agent of OncoCyte. Through June 30, 2017, BioTime has not charged OncoCyte any interest.

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

For the three months ended June 30, 2017 and 2016, Use Fees of approximately $78,000 and $203,000, respectively, are included in general and administrative expenses, and Use Fees of approximately $312,000 and $164,000, respectively, are included in research and development expenses in OncoCyte’s condensed statements of operations (see Note 2).

For the six months ended June 30, 2017 and 2016, Use Fees of approximately $157,000 and $381,000, respectively, are included in general and administrative expenses, and Use Fees of approximately $629,000 and $393,000, respectively, are included in research and development expenses in OncoCyte’s condensed statements of operations (see Note 2).

As of June 30, 2017 and December 31, 2016, OncoCyte had $2.5 million and $2.9 million outstanding and payable to BioTime and affiliates included in current liabilities on account of Use Fees under the Shared Facilities Agreement. Since these amounts are due and payable within 30 days of being invoiced, the payables are classified as current liabilities for all periods presented.

5.	Loan Payable to Silicon Valley Bank

On February 21, 2017, OncoCyte entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) pursuant to which OncoCyte borrowed $2 million, (the “First Tranche”) on March 23, 2017. The loan may be increased by $3 million (the “Contingent Tranche”) on or after May 1, 2017 if OncoCyte obtains at least $20 million of additional equity capital and launches its initial lung cancer diagnostic test, and is not in default under the Loan Agreement. Payments of interest only on the principal balance are due monthly from the draw date through October 31, 2017, and, beginning on November 1, 2017, monthly payments of principal of approximately $67,000 plus interest will be due and payable. The outstanding principal balance of the loan bears interest at a stated floating annual interest rate equal to the greater of (i) three-quarters of one percent (0.75%) above the prime rate or (ii) four and one-quarter percent (4.25%). As of June 30, 2017, the latest published prime rate plus 0.75% was 5.00% per annum.

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

Preferred Stock

OncoCyte is authorized to issue up to 5,000,000 shares of no par value preferred stock. As of June 30, 2017, no preferred shares were issued or outstanding.

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

Offering Warrants and New Warrants

The Offering Warrants have an exercise price of $3.25 per Warrant Share, and may be exercised for five years from October 17, 2016, the date the Offering Warrants became exercisable. The Warrants may be exercised on a net “cashless exercise” basis, meaning that the value of a portion of shares of OncoCyte common stock issuable upon exercise of the Warrants (the “Warrant Shares”) may be used to pay the exercise price (rather than payment in cash), in certain circumstances, including if the resale registration statement is not effective when and as required by the Purchase Agreements. The exercise price and the number of Warrant Shares will be adjusted to account for certain transactions, including stock splits, dividends paid in common stock, combinations or reverse splits of common stock, or reclassifications of common stock.

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

On February 17, 2017, certain OncoCyte investors exercised Offering Warrants to acquire 625,000 shares of common stock at an exercise price of $3.25 per warrant for total exercise cash proceeds of $2.0 million (the “Warrant exercise”). In order to induce the investors to complete the Warrant exercise and, in conjunction with the Warrant exercise, OncoCyte issued new warrants to those investors (the “New Warrants”). Certain investors received New Warrants to purchase 200,000 shares of common stock at an exercise price of $5.50 per share and the other investor received New Warrants to purchase 212,500 shares of common stock at an exercise of $3.25 per share. The New Warrants are exercisable at any time for five years from February 17, 2017. After the Warrant exercise and issuance of the New Warrants to those investors, OncoCyte had an aggregate of 3,033,653 warrants, including the Offering Warrants and New Warrants, outstanding at exercise prices ranging from $3.25 and $5.50 per warrant.

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

Stock option exercises

During the six months ended June 30, 2017, 158,361 shares of common stock were issued upon the exercise of stock options, from which OncoCyte received $257,000 in cash proceeds and had a receivable of $33,000 from its broker at June 30, 2017 for exercises completed at, or near, June 30, 2017. Exercises that occur at or near month-end are recorded as a receivable from the broker due to the three business days required to pay the proceeds to OncoCyte.

7.	Stock-based Compensation

Options Granted

OncoCyte has adopted a Stock Option Plan, as amended (the “Plan”), under which 5,200,000 shares of common stock are authorized for the grant of stock options or the sale of restricted stock. The Plan also permits OncoCyte to issue such other securities as its Board of Directors or the Compensation Committee administering the Plan may determine.

A summary of OncoCyte stock option activity under the Plan and related information follows (in thousands except weighted average exercise price):

Options	Available for Grant	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	880	3,017	$2.52
Increase to the Plan option pool	1,200	-	-
Options granted	(624)	624	4.92
Options exercised	-	(158)	1.83
Options forfeited	181	(181)	2.90
Outstanding at June 30, 2017	1,637	3,302	$2.98
Exercisable at June 30, 2017		1,614	$2.12

OncoCyte recorded stock-based compensation expense in the following categories on the accompanying condensed statements of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$163	$59	$368	$96
General and administrative	183	177	328	265
Total stock-based compensation expense	$346	$236	$696	$361

The assumptions that were used to calculate the grant date fair value of OncoCyte’s employee and non-employee stock option grants for the six months ended June 30, 2017 and 2016 were as follows.

	2017	2016
Expected life (in years)	5.37	6.36
Risk-free interest rates	1.79%	1.37%
Volatility	73.39%	70.42%
Dividend yield	-%	-%

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If OncoCyte had made different assumptions, its stock-based compensation expense and net loss for the three and six months ended June 30, 2017 and 2016 may have been significantly different.

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

Master Lease Line Agreement – Capital Lease Obligations

On April 7, 2016, OncoCyte entered into a Master Lease Line Agreement (“Lease Agreement No. 1”) with an unrelated financing company for the purchase and financing of certain equipment. OncoCyte may use up to $881,000, as amended, for purchases of equipment financed under Lease Agreement 1 through April 2017. Each lease schedule OncoCyte enters into under Lease Agreement No. 1 must be in minimum increments of $50,000 each with a 36-month lease term, collateralized by the equipment financed under the lease schedule. Each lease schedule requires a deposit for the first and last payment under that schedule. Monthly payments will be determined using a lease factor approximating an interest rate of 10% per annum. At the end of each lease schedule under Lease Agreement No. 1, assuming no default has occurred, OncoCyte may either return the equipment financed under the schedule for a restocking fee of 7.5% of the original cost of the equipment or purchase the equipment from the financing company at a fair value not less than 12.5% of the original cost of the equipment.

On April 7, 2016, OncoCyte entered into a lease schedule under Lease Agreement No. 1 for certain equipment costing approximately $435,000 applied against the lease line, requiring payments of $14,442 per month over 36 months. In December 2016, OncoCyte entered into another lease schedule under the Lease Agreement No. 1 for certain equipment costing approximately $161,000, requiring payments of $5,342 per month over 36 months. In April 2017, OncoCyte entered into a third and final lease schedule under Lease Agreement No. 1 for certain equipment costing approximately $285,000, requiring payments of $9,462 per month over 36 months. After this last tranche, Lease Agreement No. 1 was closed and has no remaining financing available.

OncoCyte has accounted for these leases as a capital lease in accordance with ASC 840, Leases, due to the net present value of the payments under the lease approximating the fair value of the equipment at inception of the lease. The payments under the lease schedules will be amortized to capital lease obligations and interest expense using the interest method at an imputed rate of approximately 10% per annum.

On May 11, 2017, OncoCyte entered into another Master Lease Line Agreement (“Lease Agreement No. 2”) with the same finance company above and similar terms. OncoCyte may use up to $900,000 for purchases of equipment financed under Lease Agreement No. 2 through October 28, 2017. As of June 30, 2017, the full amount under Lease Agreement No. 2 was available to OncoCyte.

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

Indemnification

In the normal course of business, OncoCyte may provide indemnification of varying scope under OncoCyte’s agreements with other companies or consultants, typically OncoCyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, OncoCyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of OncoCyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to OncoCyte’s diagnostic tests. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments OncoCyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, OncoCyte has not been subject to any claims or demands for indemnification. OncoCyte also maintains various liability insurance policies that limit OncoCyte’s financial exposure. As a result, OncoCyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, OncoCyte has not recorded any liabilities for these agreements as of June 30, 2017 and December 31, 2016.

10.	Subsequent Events

On July 21, 2017, OncoCyte entered into three forms of Warrant Exercise Agreement (each, the “Agreement”) with certain holders of the Offering Warrants (see Note 6) providing for the cash exercise of their Offering Warrants and the issuance of new warrants (the “July 2017 Warrants”) to such holders.

Pursuant to one form of the Agreement, two holders agreed to cash exercise Offering Warrants to purchase 226,923 shares of OncoCyte’s common stock at the exercise price of $3.25 per share, and OncoCyte agreed to issue to each such holder July 2017 Warrants expiring five years from the date of issue, to purchase an equal number of shares of common stock at an exercise price of $5.50 per share.

Pursuant to a second form of the Agreement, a holder agreed to cash exercise Offering Warrants to purchase 540,000 shares of common stock at the exercise price of $3.25 per share, and OncoCyte agreed to issue to such holder a July 2017 Warrant, expiring five years from the date of issue, to purchase one half of such number of shares of common stock at an exercise price of $3.25 per share. In this alternative form of the Agreement, OncoCyte also agreed to use commercially reasonable efforts to file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement covering the resale of the shares of common stock issuable upon exercise of the July 2017 Warrant and to keep it continuously effective for up to five years, subject to conditions set forth in the Agreement.

Pursuant to a third form of the Agreement, a holder agreed to cash exercise Offering Warrants to purchase 1,000,000 shares of common stock at the exercise price of $3.25 per share, and OncoCyte agreed to issue to such holder (i) a July 2017 Warrant, expiring two years from the date of issue, to purchase one half of such number of shares of common stock at an exercise price of $5.50 per share, and (ii) a July 2017 Warrant, expiring two years from the date of issue, to purchase one half of such number of shares of common stock at an exercise price of $3.25 per share. OncoCyte has advised this holder that it intends to register the shares issuable upon exercise of these July 2017 Warrants for resale with the SEC.

In the aggregate, upon the exercise of Offering Warrants under the Agreement, OncoCyte received gross proceeds of approximately $5.74 million and issued July 2017 Warrants to purchase 1,496,923 shares of common stock at a weighted average price of $4.34 per share.

The July 2017 Warrants will be classified as equity as their terms are consistent with the Offering Warrants. For financial reporting purposes, the issuance of the July 2017 Warrants will be treated as an inducement offer to certain investors to exercise their Offering Warrants. Accordingly, the fair value of the July 2017 Warrants will be determined using the Black-Scholes option pricing model and will be recognized by OncoCyte as a noncash charge to shareholder expense included in general and administrative expenses and a corresponding increase to equity on July 21, 2017, the issuance date.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended June 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

Research and development expenses

Research and development expenses include both direct expenses incurred by OncoCyte and indirect overhead costs allocated to us by BioTime that benefit or support our research and development functions of OncoCyte.  Direct research and development expenses consist primarily of personnel costs and related benefits, including stock-based compensation, and expenses from outside consultants and suppliers.  Indirect research and development expenses allocated to us by BioTime under the Shared Facilities Agreement (see Note 4 to the condensed interim financial statements), are primarily based on OncoCyte headcount and include laboratory supplies, laboratory expenses, rent and utilities, common area maintenance, telecommunications, property taxes and insurance. Research and development costs are expensed as incurred.

General and administrative expenses

General and administrative expenses include both direct expenses incurred by OncoCyte and indirect overhead costs allocated to us by BioTime that benefit or support our general and administrative functions.  Direct general and administrative expenses consist primarily of compensation and related benefits, including stock-based compensation, for executive and corporate personnel, and professional and consulting fees. Indirect general and administrative expenses allocated to us by BioTime under the Shared Facilities Agreement (see Note 4 to the condensed interim financial statements) are primarily based on OncoCyte headcount and include costs for financial reporting and compliance, rent and utilities, common area maintenance, telecommunications, property taxes and insurance.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel costs and related benefits, including stock-based compensation, trade shows and booths, branding and positioning, and expenses for outside consultants.

Results of Operations

Comparison of three and six months ended June 30, 2017 and 2016

The following tables show our operating expenses for the three and six months ended June 30, 2017 and 2016 (in thousands).

	Three Months Ended June 30,
	2017	2016	$ Increase	% Increase
Research and development expenses	$1,997	$1,195	$802	67.1%
General and administrative expenses	1,115	1,067	48	4.5%
Sales and marketing expenses	477	270	207	76.7%

	Six Months Ended June 30,
	2017	2016	$ Increase	% Increase
Research and development expenses	$3,831	$2,884	$947	32.8%
General and administrative expenses	3,158	2,081	1,077	51.8%
Sales and marketing expenses	1,132	499	633	126.9%

The mix in the category of personnel we employ in research and development, in general and administrative and in sales and marketing functions can have an impact on those respective categories of expenses charged to us by BioTime under the Shared Facilities and Services Agreement.

Research and development expenses

The increase in research and development expenses for the three months ended June 30, 2017 of $0.8 million compared to the three months ended June 30, 2016 is primarily attributable to the following increases: $0.3 million in development expenses primarily for our lung cancer test, $0.1 million in amounts charged to us by BioTime for facilities and services, $0.1 million in salaries and payroll related expenses due to increased headcount, $0.1 million in stock-based compensation expenses, and $0.1 million in outside services and laboratory expenses.

The increase in research and development expenses of $0.9 million for the six months ended June 30, 2017 compared to six months ended June 30, 2016, is primarily attributable to the following increases: $0.3 million in development expenses primarily for our lung cancer test, $0.3 million in salaries and payroll related expenses, $0.3 million in stock-based compensation expenses, and $0.2 million in amounts charged to us by BioTime for facilities and services. Those increases were offset by a decrease of $0.5 million in outside services expenses and consulting fees.

We expect to continue to incur a significant amount of research and development expenses during the foreseeable future.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2017 were relatively unchanged from the amounts incurred during the same period of 2016.

General and administrative expenses for the six months ended June 30, 2017 increased in comparison to the comparable period in 2016 by $1.1 million. The increase is mainly attributable to $1.1 million in shareholder noncash expense for the issuance of warrants to certain investors to exercise certain warrants as discussed in Note 6 to the condensed interim financial statements.

Sales and marketing expenses

Sales and marketing expenses for the three and six months ended June 30, 2017 increased by $0.2 million and $0.6 million from the respective periods in 2016, as we prepare for the commercial launch of our lung cancer diagnostic test. The increase during the six months of 2017 is attributable to increases of $0.3 million in consulting expenses for reimbursement and branding, $0.2 million in salaries and payroll related expenses, and $0.1 million in marketing expenses at medical conferences.

We expect that our sales and marketing expenses will increase significantly as we build a sales force for the commercialization of our cancer diagnostic tests. Our sales and marketing efforts, and the amount of related expenses that we will incur, will largely depend upon the amount of capital that we are able to raise to finance those efforts.  Our current cash resources will require us to limit our initial sales and marketing efforts until we are able to raise additional capital.  Our future expenditures on sales and marketing will also depend on the amount of revenue that those efforts are likely to generate.  Because physicians are more likely to prescribe a test for their patients if the cost is covered by Medicare or health insurance, demand for our diagnostic tests and our expenditures on sales and marketing are likely to increase if our diagnostic tests qualify for reimbursement by Medicare and private health insurance companies.

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

Liquidity and Capital Resources

At June 30, 2017, we had $8.6 million of cash and cash equivalents and held BioTime common shares as available-for-sale securities valued at $1.1 million. On July 21, 2017, we received $5.74 million in cash proceeds from the exercise of warrants by certain investors.

Since inception, we have financed our operations through the sale of our common stock and warrants, warrant exercises, a bank loan, and sales of BioTime common shares that we hold as available-for-sale securities. BioTime also provided OncoCyte with the use of BioTime facilities and services under a Shared Facilities and Services Agreement as described in Note 4 to the condensed interim financial statements included elsewhere in this report. We have incurred operating losses and negative cash flows since inception, and had an accumulated deficit of $44 million at June 30, 2017.

We plan to continue to invest significant resources in research and development in the field of molecular cancer diagnostics. We expect to continue to incur operating losses and negative cash flows. If results of our research and development efforts, including the results of CLIA and validation studies of our lung cancer test, are successful to the point where we believe that a commercial product can be launched successfully, then additional capital will be required to continue to develop a sales and marketing team and to launch our first diagnostic test. OncoCyte will also need to raise additional capital in subsequent years to develop and launch additional diagnostic tests, for working capital, and for other expenses until such time as it is able to generate sufficient revenues from the commercialization of its diagnostic tests to finance its operations. The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Sales of additional equity securities could result in the dilution of the interests of our shareholders. We cannot assure that adequate financing will be available on favorable terms, if at all.

We believe we have sufficient cash, cash equivalents, available-for-sale securities and working capital to carry out our current operations through at least twelve months from the issuance date of the financial statements included elsewhere in this report, but we will need to raise additional capital if we devote more resources to our initial commercialization efforts for our lung cancer test during that time frame.

Cash used in operations

During the six months ended June 30, 2017 and 2016, our total operating expenses were $8.1 million and $5.5 million, respectively. Net loss for the six months ended June 30, 2017 amounted to $8.5 million and net cash used in operating activities amounted to $6.6 million. The amount by which our net loss exceeded net cash used in our operating activities during the six months ended June 30, 2017 is primarily due to the following noncash items: a $1.1 million noncash charge related to warrants issued to certain investors as an inducement to exercise previously issued warrants, stock-based compensation of $696,000, a $309,000 loss on sales of BioTime shares held as available-for-sale securities, and $265,000 in depreciation and amortization expenses. Changes in working capital amounted to an approximate $446,000 of additional use of cash.

Cash provided by investing activities

During the six months ended June 30, 2017, cash provided by investing activities was $879,000 principally from the sale of 266,442 shares of BioTime common stock we held as available-for-sale securities, which netted us $934,000 in cash. We used these proceeds to pay down amounts owed to BioTime and affiliates. Under the provisions of the Loan Agreement discussed in Note 5 to our condensed interim financial statements, we can only use the proceeds from sale of BioTime shares to pay amounts owed to BioTime and affiliates.

Cash provided by financing activities

During the six months ended June 30, 2017, cash provided by financing activities was $4.2 million. During this period, certain investors exercised 625,000 warrants at an exercise price of $3.25 per warrant, providing us with total exercise proceeds of $2.0 million. We also received $257,000 in proceeds from exercise of stock options and we borrowed $2.0 million from a bank. These cash inflows were offset by $108,000 used to pay down capital lease obligations.

Off-Balance Sheet Arrangements

As of June 30, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our qualitative and quantitative market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2016.

Available for sale securities at fair value

As of June 30, 2017, we held 353,264 BioTime common shares at fair value as available-for-sale securities. Those shares are subject to changes in market value. BioTime common shares trade on the NYSE MKT under the ticker “BTX”. As of June 30, 2017, the 52-week high/low closing stock price per share range for BioTime was $3.97 to $2.70.

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

We have incurred operating losses since inception and we do not know if we will attain profitability

Since our inception in September 2009, we have incurred operating losses and negative cash flows and we expect to continue to incur losses and negative cash flows in the future. Our net losses for the six months ended June 30, 2017 and for the fiscal years ended December 31, 2016 and 2015 were $8.5 million, $11.2 million and $8.7 million, respectively, and we had an accumulated deficit of $43.8 million and $35.3 million as of June 30, 2017 and December 31, 2016, respectively. Since inception, we have financed our operations through the sale of our common stock and warrants, loans from BioTime and BioTime affiliates, warrant exercises, a bank loan and sale of BioTime common shares that we hold as available-for-sale securities. Although BioTime may continue to provide administrative support to us on a reimbursable basis, there is no assurance that BioTime will provide future financing. There is no assurance that we will be able to obtain any additional financing that we may need, or that any such financing that may become available will be on terms that are favorable to us and our shareholders. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our success in developing and marketing or licensing our diagnostic tests and technology.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6

Exhibit Numbers	Exhibit Description
3.1	Articles of Incorporation with all amendments (1)

3.2	By-Laws, as amended (1)

4.1	Form of July 2017 Warrant, Exercise Price $5.50; five-year term (2)

4.2	Form of July 2017 Warrant, Exercise Price $3.25, five-year term (2)

4.3	Form of July 2017 Warrant, Exercise Price $3.25, two-year term (2)

4.4	Form of July 2017 Warrant, Exercise Price $5.50, two-year term (2)

10.1	2017 Amendment to 2010 Stock Option Plan (3)

10.2	Form of July 2017 Warrant Exercise Agreement (July 2017 Warrant for 100% of shares received on exercise of Original Warrant, at $5.50 exercise price with five-year term) (2)

10.3	Form of July 2017 Warrant Exercise Agreement (July 2017 Warrant for 50% of shares received on exercise of Original Warrant, at $3.25 exercise price with five-year term) (2)

10.4
Form of July 2017 Warrant Exercise Agreement (July 2017 Warrant for 50% of shares received on exercise of Original Warrant, at $3.25 exercise price with two-year term, and July 2017 Warrant for 50% of shares received on exercise of Original Warrant, at $5.50 exercise price with two-year term) (2)

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101	Interactive Data Files

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed on November 23, 2015.

(2)	Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017.

(3)	Incorporated by reference to OncoCyte Corporation’s Registration Statement on Form S-8 (File No. 333-219109) filed with the Securities and Exchange Commission on June 30, 2017.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOCYTE CORPORATION

Date: August 14, 2017	/s/ William Annett
William Annett
President and Chief Executive Officer

Date: August 14, 2017	/s/ Russell L. Skibsted
Russell L. Skibsted
Chief Financial Officer