Form 10-Q
period 2017-09-30
OncoCyte Corp
filed 2017-11-14
CIK 1642380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Registrant's telephone number, including area code
(510) 775-0515

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of November 1, 2017, there were outstanding 31,427,067 shares of common stock, no par value.

PART 1--FINANCIAL INFORMATION

Statements made in this Report that are not historical facts may constitute forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed. Such risks and uncertainties include but are not limited to those discussed in this Report under Item 1 of the Notes to Condensed Financial Statements, and under Risk Factors in this Report. Words such as "expects," "may," "will," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements.

References to "OncoCyte," "our" or "we" means OncoCyte Corporation.

The description or discussion, in this Form 10-Q, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

Item1.	Financial Statements

ONCOCYTE CORPORATION
CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	September 30, 2017 (unaudited)	December 31, 2016 (Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,024	$10,174
Available-for-sale securities, at fair value (Note 2)	1,003	2,237
Prepaid expenses and other current assets	457	285
Total current assets	12,484	12,696

NONCURRENT ASSETS
Intangible assets, net	807	988
Equipment and furniture, net	833	688
Deposits	125	75
TOTAL ASSETS	$14,249	$14,447

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Amount due to BioTime and affiliates	$2,102	$2,854
Accounts payable and accrued liabilities	1,498	1,219
Loan payable, current	733	-
Capital lease liability, current	304	202
Total current liabilities	4,637	4,275

LONG-TERM LIABILITIES
Loan payable, net of issuance costs, noncurrent	1,243	-
Capital lease liability, noncurrent	321	310
TOTAL LIABILITIES	6,201	4,585

Commitments and contingencies (Note 9)

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 5,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value, 50,000 shares authorized; 31,417 and 28,737 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	59,410	45,818
Accumulated other comprehensive loss on available-for-sale securities	(645)	(654)
Accumulated deficit	(50,717)	(35,302)
Total stockholders' equity	8,048	9,862
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,249	$14,447

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

ONCOCYTE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
EXPENSES:
Research and development	$(1,836)	$(1,363)	$(5,667)	$(4,246)
General and administrative	(4,289)	(1,063)	(7,447)	(3,145)
Sales and marketing	(710)	(156)	(1,843)	(655)
Total operating expenses	(6,835)	(2,582)	(14,957)	(8,046)

Loss from operations	(6,835)	(2,582)	(14,957)	(8,046)

OTHER EXPENSES, NET
Loss on sale of available-for-sale securities and other expenses, net	-	-	(309)	-
Interest expense, net	(71)	(13)	(149)	(19)
Total other expenses, net	(71)	(13)	(458)	(19)

NET LOSS	$(6,906)	$(2,595)	$(15,415)	$(8,065)

Basic and diluted net loss per share	$(0.22)	$(0.10)	$(0.52)	$(0.31)

Weighted average common shares outstanding: basic and diluted	30,941	26,560	29,775	25,797

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

ONCOCYTE CORPORATION
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NET LOSS	$(6,906)	$(2,595)	$(15,415)	$(8,065)
Other comprehensive loss, net of tax:
Realized loss on sale of available-for-sale securities	-	-	293	-
Unrealized (loss) gain on available-for-sale securities	(110)	799	(284)	(124)
COMPREHENSIVE LOSS	$(7,016)	$(1,796)	$(15,406)	$(8,189)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

ONCOCYTE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,415)	$(8,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	237	102
Amortization of intangible assets	181	181
Stock-based compensation	1,158	619
Loss on sale of available-for-sale securities, including selling commissions	309	-
Warrants issued to certain shareholders as inducement to exercise of warrants	4,074	-
Amortization of debt issuance costs	57	-
Changes in operating assets and liabilities:
Amount due to BioTime and affiliates	(750)	1,410
Prepaid expenses and other current assets	(119)	197
Accounts payable and accrued liabilities	227	548
Net cash used in operating activities	(10,041)	(5,008)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of available-for-sale securities	934	-
Purchase of equipment	(85)	(19)
Security deposit	-	(54)
Net cash provided by (used in) investing activities	849	(73)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares and warrants	-	10,550
Financing costs paid to issue common shares and warrants	-	(800)
Proceeds from exercise of options	465	83
Proceeds from exercise of warrants	7,774	-
Proceeds from issuance of loan payable, net of financing costs	1,982	-
Repayment of capital lease obligations	(179)	(74)
Net cash provided by financing activities	10,042	9,759

NET INCREASE IN CASH AND CASH EQUIVALENTS	850	4,678
CASH AND CASH EQUIVALENTS:
At beginning of the period	10,174	7,996
At end of the period	$11,024	$12,674

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

ONCOCYTE CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization, Basis of Presentation and Liquidity

OncoCyte Corporation ("OncoCyte") is a developer of novel, non-invasive blood-based tests for the early detection of cancer. It is focused on developing molecular cancer diagnostics utilizing a discovery platform that focuses on identifying genetic markers that are differentially expressed in certain types of cancers. OncoCyte is presently focusing its efforts on developing diagnostic tests for use in detecting a variety of cancers including lung, bladder, and breast cancers. OncoCyte’s lung cancer diagnostic test product is named DetermaVu™.

OncoCyte was incorporated in 2009 in the state of California and at December 31, 2016 was a majority-owned subsidiary of BioTime, Inc. ("BioTime"), a publicly traded biotechnology company focused on developing and commercializing products addressing degenerative diseases, primarily in the fields of ophthalmology, aesthetics and cell/drug delivery. Beginning on February 17, 2017, OncoCyte ceased to be a subsidiary of BioTime for financial reporting purposes when BioTime's percentage ownership of outstanding OncoCyte common stock declined below 50% as a result of the issuance of additional OncoCyte common stock to certain investors who exercised OncoCyte stock purchase warrants (see Note 6).

Basis of presentation

The unaudited condensed interim financial statements presented herein, and discussed below, have been prepared on a stand-alone basis in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted. The condensed balance sheet as of December 31, 2016 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in OncoCyte's Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying interim condensed financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of OncoCyte's financial condition and results of operations. The condensed results of operations are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Prior to February 17, 2017, BioTime consolidated the results of OncoCyte into BioTime's consolidated results based on BioTime's ability to control OncoCyte's operating and financial decisions and policies through its majority ownership of OncoCyte common stock. BioTime owned 51.1% of the outstanding common stock of OncoCyte at December 31, 2016. Beginning on February 17, 2017, BioTime's percentage ownership of the outstanding OncoCyte common stock declined below 50%, resulting in a loss of "control" of OncoCyte under GAAP and, as a result, BioTime deconsolidated OncoCyte's financial statements from BioTime's consolidated financial statements. As a result of this deconsolidation, OncoCyte is no longer considered a subsidiary of BioTime under GAAP with effect from February 17, 2017. OncoCyte remains an affiliate of BioTime based on BioTime's retained share ownership in OncoCyte, which is sufficient to allow BioTime to exert significant influence over the operations and management of OncoCyte.

To the extent OncoCyte does not have its own employees or human resources for its operations, BioTime provides certain employees for administrative or operational services, as necessary, for the benefit of OncoCyte (see Note 4). Accordingly, BioTime allocates expenses such as salaries and payroll related expenses incurred and paid on behalf of OncoCyte based on the amount of time that particular employees devote to OncoCyte affairs. Other expenses, such as legal, accounting, travel, and entertainment, are allocated to OncoCyte to the extent that those expenses are incurred by or on behalf of OncoCyte. BioTime also allocates certain overhead expenses, such as facilities, insurance, internet and telephone based on a percentage determined by management. These allocations are made based upon activity-based allocation drivers, as applicable, such as headcount, time spent, percentage of square feet of office or laboratory space used, and percentage of personnel devoted to OncoCyte's operations or management. Management evaluates the appropriateness of the percentage allocations on a periodic basis and believes that this basis for allocation is reasonable.

OncoCyte previously granted stock options to employees of BioTime, or employees of other BioTime subsidiaries that performed services for OncoCyte, and OncoCyte recorded stock-based compensation expense in the accompanying condensed statements of operations for these services performed in the periods presented.

Liquidity

For all periods presented, OncoCyte generated no revenues. Since inception, OncoCyte has financed its operations through the sale of its common stock and warrants, warrant exercises, a bank loan (see Note 5), and sales of BioTime common shares that OncoCyte holds as available-for-sale securities. BioTime has also provided OncoCyte with the use of BioTime facilities and services under a Shared Facilities and Services Agreement as described in Note 4. OncoCyte has incurred operating losses and negative cash flows since inception, and had an accumulated deficit of $50.7 million and $35.3 million as September 30, 2017 and December 31, 2016, respectively.

OncoCyte plans to continue to invest significant resources in research and development in the field of molecular cancer diagnostics. OncoCyte expects to continue to incur operating losses and negative cash flows. If results of OncoCyte's research and development efforts, including the results of validation studies of its lung cancer test, DetermaVu™, are successful to the point where OncoCyte believes that a commercial product can be launched successfully, additional capital will be required to continue to develop a sales and marketing team to market DetermaVu™. OncoCyte will also need to raise additional capital in subsequent years to develop and launch additional diagnostic tests, for working capital, and for other expenses, until such time as it is able to generate sufficient revenues from the commercialization of its diagnostic tests to finance its operations. Delays in the development or commercialization of DetermaVu™ could prevent OncoCyte from raising, when needed, sufficient additional capital to finance the completion of development and commercial launch of DetermaVu™ or the other cancer diagnostic tests that OncoCyte is developing. The unavailability or inadequacy of financing or revenues to meet future capital needs could force OncoCyte to modify, curtail, delay, or suspend some or all aspects of its planned operations. Sales of additional equity securities could result in the dilution of the interests of its shareholders. OncoCyte cannot assure that adequate financing will be available on favorable terms, if at all.

At September 30, 2017, OncoCyte had $11.0 million of cash and cash equivalents and held BioTime common shares as available-for-sale securities valued at $1.0 million (see Note 2). Based on cash, cash equivalents and available-for-sale securities currently on hand, OncoCyte believes it has sufficient cash, cash equivalents, available-for-sale securities and working capital to carry out its current operations through at least twelve months from the issuance date of the financial statements included herein, but will need to raise additional capital if it determines to devote more resources to the development or initial commercialization efforts for its lung cancer test during that time frame.

2.	Summary of Significant Accounting Policies

Research and development expenses

Research and development expenses include both direct expenses incurred by OncoCyte and indirect overhead costs allocated by BioTime that benefit or support research and development functions of OncoCyte. Direct research and development expenses consist primarily of personnel costs and related benefits, including stock-based compensation, and outside consultants and suppliers. Indirect research and development expenses allocated by BioTime, primarily based on OncoCyte headcount or space occupied, as applicable, include laboratory supplies, laboratory expenses, rent and utilities, common area maintenance, telecommunications, property taxes and insurance, incurred by BioTime and allocated to OncoCyte under the Shared Facilities Agreement (see Note 4). Research and development costs are expensed as incurred.

General and administrative expenses

General and administrative expenses include both direct expenses incurred by OncoCyte and indirect overhead costs allocated by BioTime that benefit or support general and administrative functions of OncoCyte. Direct general and administrative expenses consist primarily of compensation and related benefits, including stock-based compensation, for executive and corporate personnel, and professional and consulting fees. Indirect general and administrative expenses allocated by BioTime, primarily based on OncoCyte headcount or space occupied, as applicable, include costs for financial reporting and compliance, rent and utilities, common area maintenance, telecommunications, property taxes and insurance, incurred by BioTime and allocated to OncoCyte under the Shared Facilities Agreement (see Note 4).

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel costs and related benefits, including stock-based compensation, trade shows and booths, branding and positioning, and outside consultants.  Indirect sales and marketing expenses allocated by BioTime, primarily based on OncoCyte headcount or space occupied, as applicable, include costs for rent and utilities, common area maintenance, telecommunications, property taxes and insurance, incurred by BioTime and allocated to OncoCyte under the Shared Facilities Agreement (see Note 4).

Accounting for BioTime shares

OncoCyte accounts for the BioTime shares it holds as available-for-sale equity securities in accordance with ASC 320-10-25, Investments – Debt and Equity Securities, as the shares have a readily determinable fair value quoted on the NYSE American and are held principally for sale to meet future working capital needs. These shares are measured at fair value and reported as current assets on OncoCyte's condensed balance sheet based on the closing trading price of the shares as of the date being presented. Unrealized holding gains and losses are excluded from the condensed statements of operations and are reported in equity as part of other comprehensive income or loss, net of income taxes, until realized. Prior to February 17, 2017, realized gains and losses for shares sold were reclassified out of accumulated other comprehensive income or loss and were included in equity, as an increase or decrease to equity in common stock consistent with, and pursuant to, ASC 805-50, Business Combinations, transactions between entities under common control. As discussed in Note 1, on February 17, 2017 BioTime deconsolidated OncoCyte's financial statements from BioTime’s consolidated financial statements. Due to this deconsolidation, and based on BioTime no longer having "control" over OncoCyte under GAAP, any realized gains and losses OncoCyte generates from the sale of BioTime shares on or after February 17, 2017 will be included in OncoCyte’s statements of operations.

During the nine months ended September 30, 2017, OncoCyte sold 266,442 shares of BioTime stock for net proceeds of $934,000 and used those proceeds to pay down amounts owed to BioTime and affiliates (see Note 4). OncoCyte recognized a $309,000 loss from the sale of the BioTime shares for the nine months ended September 30, 2017 included in other income and expenses, net. There was no sale of BioTime shares during the three months ended September 30, 2017.

As of September 30, 2017, OncoCyte held 353,264 BioTime common shares as available-for-sale securities with a fair market value of $1.0 million. Any proceeds from the sale of BioTime shares may be used by OncoCyte to pay amounts owed to BioTime and its affiliates or for working capital purposes.

Net loss per common share

All potentially dilutive common stock equivalents are antidilutive because OncoCyte reported a net loss for all periods presented. The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Three and Nine Months Ended September 30, (Unaudited)
	2017	2016
Stock options	3,244	2,947
Warrants	2,779	3,246

Reclassifications

Certain reclassifications from general and administrative expenses have been made to present sales and marketing expenses shown on the condensed statements of operations for the three and nine months ended September 30, 2016 to conform and be comparable to the three and nine months ended September 30, 2017 presentation. These reclassifications have been made as OncoCyte's sales and marketing expenses have increased in 2017 and are expected to continue to increase, thus making separate presentation of those category of expenses more meaningful to the readers of this report. The reclassifications had no impact to loss from operations or net loss as reported in the condensed statements of operations and had no impact to the condensed statement of cash flows or to the condensed balance sheets for any period presented.

Recently Issued Accounting Pronouncements

The recently issued accounting pronouncement discussed below should be read in conjunction with the other recently issued accounting pronouncements as applicable and disclosed in OncoCyte's Annual Report on Form 10-K for the year ended December 31, 2016, and Quarterly Reports on Form 10-Q for the first and second quarters of 2017.

In July 2017, the FASB issued Accounting Standards Update, ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815), in two parts. Part I of this ASU 2017-11 addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option, with changes in fair value of that instrument recognized in earnings of the entity. Part II is related to nonpublic entities and is not applicable to OncoCyte.

Under Part I of the new guidance in ASU 2017-11, when determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.

The amendments in Part I of ASU 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. Since OncoCyte currently has no financial instruments with down round features, OncoCyte does not expect any impact to its financial statements upon adoption.

3.	Selected Balance Sheet Components

Prepaid expenses and other current assets

As of September 30, 2017 and December 31, 2016, prepaid expenses and other current assets were comprised of the following (in thousands):

	September 30, 2017 (Unaudited)	December 31, 2016
Insurance	$119	$182
Other prepaid expenses and current asset	338	103
Prepaid expenses and other current assets	$457	$285

Accounts payable and accrued liabilities

As of September 30, 2017 and December 31, 2016, accounts payable and accrued liabilities were comprised of the following (in thousands):

	September 30, 2017 (Unaudited)	December 31, 2016
Accounts payable	$152	$422
Accrued compensation	653	549
Accrued vendor payables	647	236
Other accrued expenses	46	12
Accounts payable and accrued liabilities	$1,498	$1,219

Intangible assets, net

As of September 30, 2017 and December 31, 2016, intangible assets, consisting primarily of acquired patents, patent applications, and licenses to use certain patents, were as follows (in thousands):

	September 30, 2017 (Unaudited)	December 31, 2016
Intangible assets	$2,419	$2,419
Accumulated amortization	(1,612)	(1,431)
Intangible assets, net	$807	$988

Amortization expense amounted to $60,000 and $181,000 for the three and nine months ended September 30, 2017, respectively, and the same for corresponding periods in 2016.

Equipment and furniture, net

As of September 30, 2017 and December 31, 2016, equipment and furniture were comprised of the following (in thousands):

	September 30, 2017 (Unaudited)	December 31, 2016
Equipment and furniture	$1,389	$1,007
Accumulated depreciation	(556)	(319)
Equipment and furniture, net	$833	$688

Depreciation expense amounted to $93,000 and $48,000 for the three months ended September 30, 2017 and 2016, respectively. Depreciation expense amounted to $237,000 and $102,000 for the nine months ended September 30, 2017 and 2016, respectively.

4.	Related Party Transactions

Shared Facilities and Services Agreement

On October 8, 2009, OncoCyte and BioTime entered into a Shared Facilities and Services Agreement ("Shared Facilities Agreement"). Under the terms of the Shared Facilities Agreement, BioTime allows OncoCyte to use BioTime's premises and equipment located at Alameda, California for the sole purpose of conducting business. BioTime also provides accounting, billing, bookkeeping, payroll, treasury, payment of accounts payable, and other similar administrative services to OncoCyte. BioTime may also provide the services of attorneys, accountants, and other professionals who may also provide professional services to BioTime and its other subsidiaries. BioTime also has provided OncoCyte with the services of laboratory and research personnel, including BioTime employees and contractors, for the performance of research and development work for OncoCyte at the premises.

BioTime charges OncoCyte a "Use Fee" for services provided and usage of BioTime facilities, equipment, and supplies. For each billing period, BioTime prorates and allocates to OncoCyte costs incurred, including costs for services of Bio Time employees and use of equipment, insurance, leased space, professional services, software licenses, supplies and utilities. The allocation of costs depends on key cost drivers, including actual documented use, square footage of facilities used, time spent, costs incurred by BioTime for OncoCyte, or upon proportionate usage by BioTime and OncoCyte, as reasonably estimated by BioTime. BioTime, at its discretion, has the right to charge OncoCyte a 5% markup on such allocated costs although BioTime elected not to charge this markup from the inception of the Shared Facilities Agreement through December 31, 2015. For allocated costs incurred beginning on January 1, 2016, BioTime is charging the 5% markup. The allocated cost of BioTime employees and contractors who provide services is based upon records maintained of the number of hours of such personnel devoted to the performance of services.

The Use Fee is determined and invoiced to OncoCyte on a quarterly basis for each calendar quarter of each calendar year. If the Shared Facilities Agreement terminates prior to the last day of a billing period, the Use Fee will be determined for the number of days in the billing period elapsed prior to the termination of the Shared Facilities Agreement. Each invoice will be payable in full by OncoCyte within 30 days after receipt. Any invoice, or portion thereof, not paid in full when due will bear interest at the rate of 15% per annum until paid, unless the failure to make a payment is due to any inaction or delay in making a payment by BioTime employees from OncoCyte funds available for such purpose, rather than from the unavailability of sufficient funds legally available for payment or from an act, omission, or delay by any employee or agent of OncoCyte. Through September 30, 2017, BioTime has not charged OncoCyte any interest.

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

For the three months ended September 30, 2017 and 2016, Use Fees of approximately $57,000 and $199,000, respectively, are included in general and administrative expenses, and Use Fees of approximately $229,000 and $144,000, respectively, are included in research and development expenses in OncoCyte's condensed statements of operations (see Note 2).

For the nine months ended September 30, 2017 and 2016, Use Fees of approximately $214,000 and $579,000, respectively, are included in general and administrative expenses, Use Fees of approximately $858,000 and $536,000, respectively, are included in research and development expenses, and Use Fees of approximately $104,000 are included in sales and marketing expenses in OncoCyte's condensed statements of operations (see Note 2).  There were no Use Fees allocated to sales and marketing expenses during the three and nine months ended September 30, 2016 and for the three months ended Spetember 30, 2017 such amounts were nominal.

As of September 30, 2017 and December 31, 2016, OncoCyte had $2.1 million and $2.9 million outstanding and payable to BioTime and affiliates included in current liabilities on account of Use Fees under the Shared Facilities Agreement. Since these amounts are due and payable within 30 days of being invoiced, the payables are classified as current liabilities for all periods presented.

5.	Loan Payable to Silicon Valley Bank

On February 21, 2017, OncoCyte entered into a Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank (the "Bank") pursuant to which OncoCyte borrowed $2.0 million, (the "First Tranche") on March 23, 2017. The loan may be increased by $3.0 million (the "Contingent Tranche") on or after May 1, 2017 if OncoCyte obtains at least $20.0 million of additional equity capital and launches its initial lung cancer diagnostic test, and is not in default under the Loan Agreement. Payments of interest only on the principal balance are due monthly from the draw date through October 31, 2017, and, beginning on November 1, 2017, monthly payments of principal of approximately $67,000 plus interest will be due and payable. The outstanding principal balance of the loan bears interest at a stated floating annual interest rate equal to the greater of (i) three-quarters of one percent (0.75%) above the prime rate or (ii) four and one-quarter percent (4.25%). As of September 30, 2017, the latest published prime rate plus 0.75% was 5.00% per annum.

The outstanding principal amount of the First Tranche plus accrued interest will be due and payable to the Bank at maturity on April 1, 2020. The principal amount of all draws under the Contingent Tranche, if any, plus accrued interest will be due and payable to the Bank at maturity on October 1, 2020. At maturity, OncoCyte will also pay the Bank an additional final payment fee of 5.8% of the original principal borrowed. OncoCyte accrued the $116,000 final payment fee included in the loan payable as a deferred financing cost on March 23, 2017 when it borrowed the First Tranche.

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

The outstanding principal amount of the loan, with interest accrued, the final payment fee, and the prepayment fee may become due and payable prior to the applicable maturity date if an "Event of Default" as defined in the Loan Agreement occurs and is not cured within any applicable cure period. An Event of Default includes, among other events, failure to pay interest and principal when due, material adverse changes, which include a material adverse change in OncoCyte's business, operations, or condition (financial or otherwise), failure to provide the bank with timely financial statements and copies of filings with the Securities and Exchange Commission, as required, legal judgments or pending or threatened legal actions of $50,000 or more, insolvency, and delisting from the NYSE American. OncoCyte's obligations under the Loan Agreement are collateralized by substantially all of its assets other than intellectual property such as patents and trade secrets that OncoCyte owns. Accordingly, if an Event of Default were to occur and not be cured, the Bank could foreclose on its security interest in the collateral. OncoCyte was in compliance with the Loan Agreement as of the date of this report.

Under the provisions of the Loan Agreement, as consented by the Bank on October 26, 2017, any proceeds received by OncoCyte from sales of BioTime shares may be used by OncoCyte to fund its operations.

Bank Warrants

On February 21, 2017 and in conjunction with the $2.0 million First Tranche becoming available under the Loan Agreement, OncoCyte issued common stock purchase warrants to the Bank (the "Bank Warrants") entitling the Bank to purchase shares of OncoCyte common stock in tranches related to the loan tranches under the Loan Agreement. In conjunction with the availability of the First Tranche, the Bank became entitled to purchase 8,247 shares of OncoCyte common stock at an exercise price of $4.85 per share, through February 21, 2027 ("Tranche 1 Warrant"). On March 23, 2017, in conjunction with borrowing the First Tranche, the Bank became entitled to purchase an additional 7,321 shares ("Tranche 2 Warrant") at an exercise price of $5.46 per share, through March 23, 2027. The Bank will become entitled to purchase additional shares of OncoCyte common stock commencing on the date on which OncoCyte meets the conditions of the Contingent Tranche availability ("Tranche 3 Warrant"), and again on the date of the first draw, if any, on the Contingent Tranche ("Tranche 4 Warrant"). The number of additional shares issuable under the Tranche 3 and Tranche 4 Warrants, if any, will be equal to 2.0% of the Contingent Tranche divided by the then determined exercise price, as defined in the Bank Warrants. The exercise price will be determined with reference to the market price of OncoCyte common stock on the date the Contingent Tranche becomes available, or the date on which OncoCyte borrows funds under the Contingent Tranche, as applicable. The Bank may elect to exercise the Bank Warrants on a "cashless exercise" basis and receive a number of shares determined by multiplying the number of shares for which the applicable tranche is being exercised by (A) the excess of the fair market value of the common stock over the applicable exercise price, divided by (B) the fair market value of the common stock. The fair market value of the common stock will be the last closing or sale price on a national securities exchange, interdealer quotation system, or over-the-counter market.

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

As of September 30, 2017, unamortized deferred financing costs were $139,000. Cash interest paid during the nine months ended September 30, 2017 and 2016, was $88,000 and $20,000, respectively.

6.	Shareholders' Equity

Preferred Stock

OncoCyte is authorized to issue up to 5,000,000 shares of no par value preferred stock. As of September 30, 2017, no preferred shares were issued or outstanding.

Issuance of common stock and warrants

On August 29, 2016, OncoCyte sold an aggregate of 3,246,153 immediately separable units, with each unit consisting of one share of OncoCyte common stock and one warrant to purchase one share of OncoCyte common stock (the "Offering Warrants"), at a price of $3.25 per unit (the "Offering"). The sales were made pursuant to the terms and conditions of certain Purchase Agreements between OncoCyte and the purchasers in the Offering. OncoCyte received $9.8 million in net proceeds after discounts, commissions and expenses from the Offering.

Offering Warrants and New Warrants

The Offering Warrants have an exercise price of $3.25 per Warrant Share, and may be exercised for five years from October 17, 2016, the date the Offering Warrants became exercisable. The Warrants may be exercised on a net "cashless exercise" basis, meaning that the value of a portion of shares of OncoCyte common stock issuable upon exercise of the Warrants (the "Warrant Shares") may be used to pay the exercise price (rather than payment in cash), in certain circumstances, including if the resale registration statement is not effective when and as required by the Purchase Agreements. The exercise price and the number of Warrant Shares will be adjusted to account for certain transactions, including stock splits, dividends paid in common stock, combinations or reverse splits of common stock, or reclassifications of common stock.

Under certain provisions of the Offering Warrants, in the event of a Fundamental Transaction, as defined in the Offering Warrants, OncoCyte will use reasonable best efforts for the acquirer, or any successor entity other than OncoCyte, to assume the Offering Warrants. If the acquirer does not assume the OncoCyte Offering Warrant obligations, then the acquirer shall pay the holders of Offering Warrants an amount equal to the aggregate value equal to the Black-Scholes Value, as defined in the Offering Warrants. The payment of the Black-Scholes Value shall be made in cash or such other consideration as the acquirer paid to the other OncoCyte shareholders in the Fundamental Transaction.

OncoCyte is not required to net cash settle the Offering Warrants under any circumstance. OncoCyte considered the guidance in ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. Since solely an acquirer, and not OncoCyte itself, may be required to net cash settle the Offering Warrants in the event of a Fundamental Transaction, the Offering Warrants are classified as equity.

On February 17, 2017, certain OncoCyte investors exercised Offering Warrants to acquire 625,000 shares of common stock at an exercise price of $3.25 per warrant for total exercise cash proceeds of $2.0 million (the "Warrant exercise"). In order to induce the investors to complete the Warrant exercise and, in conjunction with the Warrant exercise, OncoCyte issued new warrants to those investors (the "New Warrants"). Certain investors received New Warrants to purchase 200,000 shares of common stock at an exercise price of $5.50 per share and the other investor received New Warrants to purchase 212,500 shares of common stock at an exercise of $3.25 per share. The New Warrants are exercisable at any time for five years from February 17, 2017.

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

On July 21, 2017, OncoCyte entered into three forms of Warrant Exercise Agreements (each, the "Agreement") with certain holders of the Offering Warrants providing for the cash exercise of their Offering Warrants and the issuance of new warrants (the "July 2017 Warrants") to such holders.

Pursuant to one form of the Agreement, two holders agreed to cash exercise Offering Warrants to purchase 226,923 shares of OncoCyte's common stock at the exercise price of $3.25 per share, and OncoCyte agreed to issue to each such holder July 2017 Warrants expiring five years from the date of issue, to purchase an equal number of shares of common stock at an exercise price of $5.50 per share.

Pursuant to a second form of the Agreement, a holder agreed to cash exercise Offering Warrants to purchase 540,000 shares of common stock at the exercise price of $3.25 per share, and OncoCyte agreed to issue to such holder a July 2017 Warrant, expiring five years from the date of issue, to purchase one half of such number of shares of common stock at an exercise price of $3.25 per share. In this alternative form of the Agreement, OncoCyte also agreed to use commercially reasonable efforts to file with the U.S. Securities and Exchange Commission (the "SEC") a registration statement covering the resale of the shares of common stock issuable upon exercise of the July 2017 Warrant and to keep it continuously effective for up to five years, subject to conditions set forth in the Agreement. The holder has waived this requirement through the fourth quarter of 2017.

Pursuant to a third form of the Agreement, a holder agreed to cash exercise Offering Warrants to purchase 1,000,000 shares of common stock at the exercise price of $3.25 per share, and OncoCyte agreed to issue to such holder (i) a July 2017 Warrant, expiring two years from the date of issue, to purchase one half of such number of shares of common stock at an exercise price of $5.50 per share, and (ii) a July 2017 Warrant, expiring two years from the date of issue, to purchase one half of such number of shares of common stock at an exercise price of $3.25 per share. In this alternative form of the Agreement, OncoCyte also agreed to use commercially reasonable efforts to file with the SEC a registration statement covering the resale of the shares of common stock issuable upon exercise of the July 2017 Warrant and to keep it continuously effective for up to five years, subject to conditions set forth in the Agreement. The holder has waived this requirement through the fourth quarter of 2017.

In the aggregate, upon the exercise of Offering Warrants under the Agreement, OncoCyte received gross proceeds of approximately $5.74 million and issued July 2017 Warrants to purchase 1,496,923 shares of common stock at a weighted average price of $4.34 per share.

The July 2017 Warrants are classified as equity as their terms are consistent with the Offering Warrants. For financial reporting purposes, the issuance of the July 2017 Warrants is treated as an inducement offer to certain investors to exercise their Offering Warrants. Accordingly, the fair value of the July 2017 Warrants was determined using the Black-Scholes option pricing model, which approximated $3.0 million, was recorded as a noncash charge to shareholder expense included in general and administrative expenses and a corresponding increase to equity on July 21, 2017, the issuance date.

As of September 30, 2017, OncoCyte has an aggregate of 2,779,221 warrants issued and outstanding at exercise prices ranging from $3.25 and $5.50 per warrant.

Stock Option Exercises

During the nine months ended September 30, 2017, 288,528 shares of common stock were issued upon the exercise of stock options, from which OncoCyte received $465,000 in cash proceeds and had a receivable of $55,000 from its stock plan administration agent at September 30, 2017 for exercises completed at, or near, September 30, 2017. Exercises that occur at or near month-end are recorded as a receivable from the stock plan administration agent due to the two business days required to pay the proceeds to OncoCyte.

7.	Stock-based Compensation

Options Granted

OncoCyte has adopted a Stock Option Plan, as amended (the "Plan"), under which 5,200,000 shares of common stock are authorized for the grant of stock options or the sale of restricted stock. The Plan also permits OncoCyte to issue such other securities as its Board of Directors or the Compensation Committee administering the Plan may determine.

A summary of OncoCyte stock option activity under the Plan and related information follows (in thousands except weighted average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
December 31, 2016	880	3,017	$2.52
Increase to the Plan option pool	1,200	-	-
Options granted	(697)	697	4.99
Options exercised	-	(289)	1.80
Options forfeited	181	(181)	2.90
September 30, 2017	1,564	3,244	$3.09
Options exercisable at September 30, 2017		1,673	$2.32

OncoCyte recorded stock-based compensation expense in the following categories on the accompanying condensed statements of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$162	$78	$530	$174
General and administrative	245	180	572	445
Sales and marketing	55	-	56	-
Total stock-based compensation expense	$462	$258	$1,158	$619

The assumptions that were used to calculate the grant date fair value of OncoCyte's employee and non-employee stock option grants for the nine months ended September 30, 2017 and 2016 were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected life (in years)	6.08	5.97	6.17	6.33
Risk-free interest rates	1.83%	1.37%	2.00%	1.37%
Volatility	75.63%	67.04%	63.49%	69.40%
Dividend yield	-%	-%	-%	-%

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If OncoCyte had made different assumptions, its stock-based compensation expense and net loss for the three and nine months ended September 30, 2017 and 2016 may have been significantly different.

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

Master Lease Line Agreement – Capital Lease Obligations

On April 7, 2016, OncoCyte entered into a Master Lease Line Agreement ("Lease Agreement No. 1") with an unrelated financing company for the purchase and financing of certain equipment. OncoCyte may use up to $881,000, as amended, for purchases of equipment financed under Lease Agreement 1 through April 2017. Each lease schedule OncoCyte enters into under Lease Agreement No. 1 must be in minimum increments of $50,000 each with a 36-month lease term, collateralized by the equipment financed under the lease schedule. Each lease schedule requires a deposit for the first and last payment under that schedule. Monthly payments will be determined using a lease factor approximating an interest rate of 10% per annum. At the end of each lease schedule under Lease Agreement No. 1, assuming no default has occurred, OncoCyte may either return the equipment financed under the schedule for a restocking fee of 7.5% of the original cost of the equipment or purchase the equipment from the financing company at a fair value not less than 12.5% of the original cost of the equipment.

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

On May 11, 2017, OncoCyte entered into another Master Lease Line Agreement ("Lease Agreement No. 2") with the same finance company above and similar terms. OncoCyte may use up to $900,000 for purchases of equipment financed under Lease Agreement No. 2 through October 28, 2018. As of September 30, 2017, $820,000 under Lease Agreement No. 2 was available to OncoCyte.

Litigation – General

OncoCyte is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters, and other matters. When OncoCyte is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, OncoCyte will record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, OncoCyte discloses the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. OncoCyte is not aware of any claims likely to have a material adverse effect on its financial condition or results of operations.

Employment Contracts

OncoCyte has entered into employment contracts with certain executive officers. Under the provisions of the contracts, OncoCyte may be required to incur severance obligations for matters relating to changes in control, as defined, and involuntary terminations.

Indemnification

In the normal course of business, OncoCyte may provide indemnification of varying scope under OncoCyte's agreements with other companies or consultants, typically OncoCyte's clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, OncoCyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of OncoCyte's diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to OncoCyte's diagnostic tests. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments OncoCyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, OncoCyte has not been subject to any claims or demands for indemnification. OncoCyte also maintains various liability insurance policies that limit OncoCyte's financial exposure. As a result, OncoCyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, OncoCyte has not recorded any liabilities for these agreements as of September 30, 2017 and December 31, 2016.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements about any of the following: any projections of earnings, revenue, expenses, cash, effective tax rate, use of net operating losses, or any other financial items; the results of its pending validation studies of its lung cancer test; the plans, strategies and objectives of management for future operations or prospects for achieving such plans, and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. OncoCyte specifically disclaims any obligation to update any forward-looking statement, except as required by law.  Readers should not rely on those forward-looking statements as representing OncoCyte views as of any date subsequent to the date of the filing of this Quarterly Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and OncoCyte can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of OncoCyte. A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Risk Factors" in this Form 10-Q, our Form 10-K for the year ended December 31, 2016, and our other reports filed with the SEC from time to time.

The following discussion should be read in conjunction with OncoCyte's interim condensed financial statements and the related notes provided under "Item 1- Financial Statements" above.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended September 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016, and Quarterly Reports on Form 10-Q for the first and second quarters of 2017.

Research and development expenses

Research and development expenses include both direct expenses incurred by OncoCyte and indirect overhead costs allocated to us by BioTime that benefit or support our research and development functions of OncoCyte. Direct research and development expenses consist primarily of personnel costs and related benefits, including stock-based compensation, outside consultants and suppliers. Indirect research and development expenses allocated to us by BioTime under the Shared Facilities Agreement (see Note 4 to the condensed interim financial statements), are primarily based on our headcount or space occupied, as applicable, and include laboratory supplies, laboratory expenses, rent and utilities, common area maintenance, telecommunications, property taxes and insurance. Research and development costs are expensed as incurred.

General and administrative expenses

General and administrative expenses include both direct expenses incurred by OncoCyte and indirect overhead costs allocated to us by BioTime that benefit or support our general and administrative functions. Direct general and administrative expenses consist primarily of compensation and related benefits, including stock-based compensation, for executive and corporate personnel, and professional and consulting fees. Indirect general and administrative expenses allocated to us by BioTime under the Shared Facilities Agreement (see Note 4 to the condensed interim financial statements) are primarily based on our headcount or space occupied, as applicable, and include costs for financial reporting and compliance, rent and utilities, common area maintenance, telecommunications, property taxes and insurance.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel costs and related benefits, including stock-based compensation, trade shows and booths, branding and positioning, and outside consultants. Indirect sales and marketing expenses allocated by BioTime, primarily based on our headcount or space occupied, as applicable, include costs for rent and utilities, common area maintenance, telecommunications, property taxes and insurance, incurred by BioTime and allocated to us under the Shared Facilities Agreement.

Results of Operations

Comparison of three and nine months ended September 30, 2017 and 2016

The following tables show our operating expenses for the three and nine months ended September 30, 2017 and 2016 (in thousands).

	Three Months Ended September 30,
	2017	2016	$ Increase	% Increase
Research and development expenses	$1,836	$1,363	$473	34.7%
General and administrative expenses	4,289	1,063	3,226	303.5%
Sales and marketing expenses	710	156	554	355.1%

	Nine Months Ended September 30,
	2017	2016	$ Increase	% Increase
Research and development expenses	$5,667	$4,246	$1,421	33.5%
General and administrative expenses	7,447	3,145	4,302	136.8%
Sales and marketing expenses	1,843	655	1,188	181.4%

The mix in the category of personnel we employ in research and development, in general and administrative and in sales and marketing functions, and the amount of office and laboratory space we occupy, can have a significant impact on those respective categories of expenses charged to us by BioTime under the Shared Facilities and Services Agreement.

Research and development expenses

The increase in research and development expenses for the three months ended September 30, 2017 of $0.5 million compared to the three months ended September 30, 2016 is primarily attributable to $0.1 million increase in salaries and compensation related expenses, $0.1 million in development expenses primarily for our lung cancer test, and $0.1 million in stock-based compensation expenses.

The increase in research and development expenses of $1.4 million for the nine months ended September 30, 2017 compared to nine months ended September 30, 2016, is primarily attributable to the following increases: $0.4 million in salaries and payroll related expenses, $0.4 million in clinical trial expenses for our lung cancer test DetermaVu™, $0.4 million in stock-based compensation expenses, $0.3 million in amounts charged to us by BioTime for facilities and services, and $0.2 million in development expenses primarily for our lung cancer test. Those increases were offset by a decrease of $0.3 million in outside services expenses and consulting fees.

We expect to continue to incur a significant amount of research and development expenses during the foreseeable future.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2017 increased by $3.2 million from the amount incurred in the comparable period in 2016. The increase is mainly attributable to $3.0 million in noncash expense for the issuance of warrants to certain investors who exercised warrants, $0.1 million in recruiting and hiring expenses and $0.1 million in stock-based compensation expenses.

General and administrative expenses for the nine months ended September 30, 2017 increased in comparison to the comparable period in 2016 by $4.3 million. The increase is mainly attributable to $4.1 million in noncash expense for the issuance of warrants to certain investors who exercised warrants, and $0.2 million in insurance expense.

Sales and marketing expenses

Sales and marketing expenses for the three and nine months ended September 30, 2017 increased by $0.6 million and $1.2 million from the respective periods in 2016, as we prepared for the commercial launch of our lung cancer diagnostic test, DetermaVu™. The increase during the nine months of 2017 is attributable to increases of $0.4 million in salaries and payroll related expenses, $0.4 million in consulting expenses, $0.1 million in marketing expenses, $0.1 million in amounts charged to us by BioTime for facilities and services, $0.1 million in stock-based compensation expense, and $0.1 million in general office expense.

We expect that our sales and marketing expenses will continue to increase significantly as we build a sales force for the commercialization of our cancer diagnostic tests, if our validation studies are successful to the point where we believe such commercialization efforts are appropriate. Our sales and marketing efforts, and the amount of related expenses that we will incur, will largely depend upon the outcome of our clinical validation study of DetermaVu™ and other diagnostic test development efforts, and the amount of capital, if any, that we are able to raise to finance those efforts. Our current cash resources will require us to limit our initial sales and marketing efforts unless and until we are able to raise additional capital. Our future expenditures on sales and marketing will also depend on the amount of revenue that those efforts are likely to generate. Because physicians are more likely to prescribe a test for their patients if the cost is covered by Medicare or health insurance, demand for our diagnostic tests and our expenditures on sales and marketing are likely to increase if our diagnostic tests qualify for reimbursement by Medicare and private health insurance companies.

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

Liquidity and Capital Resources

At September 30, 2017, we had $11.0 million of cash and cash equivalents and held BioTime common shares as available-for-sale securities valued at $1.0 million.

Since inception, we have financed our operations through the sale of our common stock and warrants, warrant exercises, a bank loan, and sales of BioTime common shares that we hold as available-for-sale securities. BioTime also provided OncoCyte with the use of BioTime facilities and services under a Shared Facilities and Services Agreement as described in Note 4 to the condensed interim financial statements included elsewhere in this report. We have incurred operating losses and negative cash flows since inception, and had an accumulated deficit of $50.7 million at September 30, 2017.

We plan to continue to invest significant resources in research and development in the field of molecular cancer diagnostics. We expect to continue to incur operating losses and negative cash flows. If results of our research and development efforts, including the results of validation studies of our lung cancer test, DetermaVu™, are successful to the point where we believe that a commercial product can be launched successfully, then additional capital will be required to continue to develop a sales and marketing team and to launch DetermaVu™. We will also need to raise additional capital to develop and launch additional diagnostic tests, for working capital, and for other expenses until such time as it is able to generate sufficient revenues from the commercialization of its diagnostic tests to finance its operations. Delays in the development or commercialization of DetermaVu™ could prevent us from raising, when needed, sufficient additional capital to finance the completion of development and commercial launch of DetermaVu™ or the other cancer diagnostic tests that we are developing. The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Sales of additional equity securities could result in the dilution of the interests of our shareholders. We cannot assure that adequate financing will be available on favorable terms, if at all.

We believe we have sufficient cash, cash equivalents, available-for-sale securities and working capital to carry out our current operations through at least twelve months from the issuance date of the financial statements included elsewhere in this report, but we will need to raise additional capital if we determine to devote more resources to development and initial commercialization efforts for our lung cancer test during that time frame.

Cash used in operations

During the nine months ended September 30, 2017 and 2016, our total operating expenses were $15.0 million and $8.0 million, respectively. Net loss for the nine months ended September 30, 2017 amounted to $15.4 million and net cash used in operating activities amounted to $10.0 million. The amount by which our net loss exceeded net cash used in our operating activities during the nine months ended September 30, 2017 is primarily due to the following noncash items: a $4.1 million noncash charge related to warrants issued to certain investors as an inducement to exercise previously issued warrants; $1.2 million of stock-based compensation; $418,000 in depreciation and amortization expenses; and a $309,000 loss on sales of BioTime shares held as available-for-sale securities. Changes in working capital amounted to an approximate $642,000 of additional use of cash.

Cash provided by investing activities

During the nine months ended September 30, 2017, cash provided by investing activities was $849,000 principally from the sale of 266,442 shares of BioTime common stock we held as available-for-sale securities, which provided net cash proceeds of $934,000, offset by $85,000 cash used to purchase equipment. We used these proceeds to pay down amounts owed to BioTime and affiliates. Under the provisions of the Loan Agreement discussed in Note 5 to our condensed interim financial statements, after October 26, 2017, we can use any proceeds from sale of BioTime shares to pay amounts owed to BioTime and its affiliates or for working capital purposes.

Cash provided by financing activities

During the nine months ended September 30, 2017, cash provided by financing activities was $10.0 million. During this period, certain investors exercised 2,392,000 warrants at an exercise price of $3.25 per warrant, providing us with total exercise proceeds of $7.8 million. We also received $465,000 in proceeds from exercise of stock options and we borrowed $2.0 million from a bank. These cash inflows were offset by $179,000 used to pay down capital lease obligations.

Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our qualitative and quantitative market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2016.

Available for sale securities at fair value

As of September 30, 2017, we held 353,264 BioTime common shares at fair value as available-for-sale securities. Those shares are subject to changes in market value. BioTime common shares trade on the NYSE American under the ticker "BTX". As of September 30, 2017, the 52-week high/low closing stock price per share range for BioTime was $3.89 to $2.51.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 ("Exchange Act"). Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Following this review and evaluation, the principal executive officer and principal financial officer determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We have incurred operating losses since inception and we do not know if we will attain profitability

Since our inception in September 2009, we have incurred operating losses and negative cash flows and we expect to continue to incur losses and negative cash flows in the future. Our net losses for the nine months ended September 30, 2017 and for the fiscal years ended December 31, 2016 and 2015 were $15.4 million, $11.2 million and $8.7 million, respectively, and we had an accumulated deficit of $50.7 million and $35.3 million as of September 30, 2017 and December 31, 2016, respectively. Since inception, we have financed our operations through the sale of our common stock and warrants, loans from BioTime and BioTime affiliates, warrant exercises, a bank loan and sale of BioTime common shares that we hold as available-for-sale securities. Although BioTime may continue to provide administrative support to us on a reimbursable basis, there is no assurance that BioTime will provide future financing. There is no assurance that we will be able to obtain any additional financing that we may need, or that any such financing that may become available will be on terms that are favorable to us and our shareholders. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our success in developing and marketing or licensing our diagnostic tests and technology.

We are experiencing a delay in conducting our clinical validation study of DetermaVu™

During the process of running initial blood samples for our DetermaVu™ clinical validation study, inconsistent analytic results were observed. We believe that the cause was a variance in a recently received lot of consumables used in the processing equipment that analyzes blood samples. We now anticipate that completion of the clinical validation study necessary for the commercial launch of DetermaVu™ will be delayed into 2018, subject to the successful rectification of the cause of the inconsistent analytic results. Clinical validation studies can fail for a variety of reasons. Accordingly, a resolution of the issue that caused the inconsistent analytic results that we observed will not necessarily assure a successful outcome of our clinical validation study of DetermaVu™.

We do not yet know whether a resolution of the issue that has caused the delay in the clinical validation study will result in additional costs to us, other than a loss of productivity during the period of the delay, but there is a risk that we could incur additional quality control and analytic platform related costs on an ongoing basis in conducting DetermaVu™ tests if we resolve the issue and are able to commercialize the test.

Delays in the successful completion of the clinical validation study and commercialization of DetermaVu™ could prevent us from raising, when needed, sufficient additional capital to finance the completion of development and commercial launch of DetermaVu™ or the other cancer diagnostic tests that we are developing.

Failure to adequately protect, or disputes relating to, trademarks, could harm our business.

We cannot be certain that the legal steps we are taking are sufficient to protect our trademark rights or that, notwithstanding legal protection, others do not or will not infringe or misappropriate our intellectual property rights. In addition, we could come into conflict with third parties over trademark rights, which could result in disruptive and expensive litigation. Challenges to our trademarks could result in significant costs related to the prosecution or defense of the registrations of our trademarks or rebranding if we need to abandon or modify a trademark.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Previously reported.

Item 3	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6

Exhibit Numbers	Exhibit Description
3.1	Articles of Incorporation with all amendments (1)

3.2	By-Laws, as amended (1)

4.1	Form of July 2017 Warrant, Exercise Price $5.50; five-year term (2)

4.2	Form of July 2017 Warrant, Exercise Price $3.25, five-year term (2)

4.3	Form of July 2017 Warrant, Exercise Price $3.25, two-year term (2)

4.4	Form of July 2017 Warrant, Exercise Price $5.50, two-year term (2)

10.1	Form of July 2017 Warrant Exercise Agreement (July 2017 Warrant for 100% of shares received on exercise of Original Warrant, at $5.50 exercise price with five-year term) (2)

10.2	Form of July 2017 Warrant Exercise Agreement (July 2017 Warrant for 50% of shares received on exercise of Original Warrant, at $3.25 exercise price with five-year term) (2)

10.3
Form of July 2017 Warrant Exercise Agreement (July 2017 Warrant for 50% of shares received on exercise of Original Warrant, at $3.25 exercise price with two-year term, and July 2017 Warrant for 50% of shares received on exercise of Original Warrant, at $5.50 exercise price with two-year term) (2)

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101	Interactive Data Files

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to OncoCyte Corporation's Form 10 12(b) filed on November 23, 2015.

(2)	Incorporated by reference to OncoCyte Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOCYTE CORPORATION

Date: November 14, 2017	/s/ William Annett
William Annett
President and Chief Executive Officer

Date: November 14, 2017	/s/ Russell L. Skibsted
Russell L. Skibsted
Chief Financial Officer