Form 10-K/A
period 2017-12-31
OncoCyte Corp
filed 2018-04-30
CIK 1642380

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

None

References to “OncoCyte,” “our” or “us” mean OncoCyte Corporation.

The description or discussion, in this Form 10-K, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018, to include the information required by Items 10 through 14 of Part III of Form 10-K. We previously omitted this information from our Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits that information to be incorporated in the Form 10-K by reference from a definitive proxy statement if the proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 solely to provide the information required in Part III of Form 10-K because our definitive proxy statement containing this information will not be filed until a later date. The reference on the cover of the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

The names and ages of our directors are:

Ronald Andrews, 58, joined our Board of Directors in April 2018. Mr. Andrews is the founder and principal of the Bethesda Group, a consulting firm that advises companies in the molecular diagnostics and genomics fields. Prior to founding the Bethesda Group in 2015, Mr. Andrews served as President, Genetic Sciences Division of Thermo Fisher Scientific from September 2013 to December 2014, and as President, Medical Sciences Venture for Life Technologies from February 2012 to September 2013 when Life Technologies was acquired by Thermo Fisher. From 2004 to December 2010, Mr. Andrews was the Chief Executive Officer and Vice Chairman of the Board of Clarient, Inc., a cancer diagnostics company, and from December 2010 to February 2012 he served as CEO of GE Molecular Diagnostics after Clarient was acquired by GE Healthcare. Mr. Andrews also held management positions with companies in diagnostics and related medical fields, including Roche Molecular Diagnostics, Immucor, Inc. and Abbott Labs. Mr. Andrews also serves as a director of Orion Health Group Ltd., Oxford ImmunoTec. Mr. Andrews is also a member of the Board of Governors of CancerLinQ LLC, a wholly-owned non-profit subsidiary of the American Society of Clinical Oncology.

Mr. Andrews has over 30 years of experience in the molecular diagnostics and genomics industries, including experience integrating companies acquired in mergers., He also oversaw the transition of Clarient, Inc. into GE Healthcare and established a strategic plan to integrate In Vivo and In Vitro and expand GE’s presence in oncology.

William Annett, 64, joined OncoCyte as Chief Executive Officer in June 2015. Prior to becoming our Chief Executive Officer, Mr. Annett was a Managing Director at Accenture from 2011 to 2014, where he founded, built, and headed Accenture’s West Coast Life Sciences practice with sales, marketing, and delivery responsibilities for the entire territory. His clients included most of the major biotech and pharmaceutical companies in the western United States. At Genentech, from 2003 until 2011, Mr. Annett led the Commercial Strategy group and managed large operational projects with several hundred team members. He also directed the Project Finance function for research and development, which supported all development pipeline products with more than 200 clinical trials. In 2001 Mr. Annett founded and until 2003 served as CEO of Corra Life Sciences, a prenatal diagnostics company, which worked with a consortium of universities to develop blood tests for the major diseases of pregnancy. Mr. Annett also previously served as Chief Executive Officer of BioFX Laboratories, Inc. from 1999 to 2000. Early in his career, Mr. Annett also founded a consumer products company, which he led for six years as Chief Executive Officer. During his tenure, the company became publicly traded on NASDAQ and was then acquired. Mr. Annett holds an MBA from the Harvard Business School.

Mr. Annett brings to our Board his years of senior management experience overseeing the development and commercialization of products and services in the life sciences, pharmaceutical and diagnostics industries.

Andrew Arno, 58, joined our Board of Directors in June 2015 and has 30 years of experience working with emerging growth companies. He is currently Vice Chairman of “The Special Equities Group” at Chardan Capital Markets, LLC, a privately held investment banking firm, and from June 2013 until July 2015 served as Managing Director of Emerging Growth Equities, an investment bank, and Vice President of Sabr, Inc., a family investment group. He was previously President of LOMUSA Limited, an investment banking firm. From 2009 to 2012, Mr. Arno served as Vice Chairman and Chief Marketing Officer of Unterberg Capital, LLC, an investment advisory firm that he co-founded. He was also Vice Chairman and Head of Equity Capital Markets of Merriman Capital LLC, an investment banking firm, and served on the board of the parent company, Merriman Holdings, Inc. Mr. Arno currently serves on the boards of directors of Smith Micro Software, Inc. and Asterias Biotherapeutics, Inc.

Mr. Arno brings over 30 years’ experience handling a wide range of corporate and financial matters and his background as an investment banker and strategic advisor to emerging growth companies qualifies him to serve on our Board of Directors.

Alfred D. Kingsley, 75, joined the Board of Directors during September 2009 and served as Chairman of the Board from December 2010 until April 2018. Mr. Kingsley is also the Chairman of the Board of Directors of BioTime, Inc. Mr. Kingsley has been general partner of Greenway Partners, L.P., a private investment firm, and President of Greenbelt Corp., a business consulting firm, since 1993. Greenbelt Corp. served as BioTime’s financial advisor from 1998 until June 30, 2009. Mr. Kingsley was Senior Vice-President of Icahn and Company and its affiliated entities for more than 25 years. Mr. Kingsley is also a director of Asterias Biotherapeutics, Inc. Mr. Kingsley holds a BS degree in economics from the Wharton School of the University of Pennsylvania, and a J.D. degree and LLM in taxation from New York University Law School.

Mr. Kingsley’s long career in corporate finance and mergers and acquisitions includes substantial experience in helping companies to improve their management and corporate governance, and to restructure their operations in order to add value for shareholders. As Chairman of the Board of our former parent company BioTime, Mr. Kingsley has been instrumental in structuring BioTime’s equity and debt financings and the business acquisitions that have helped BioTime expand the scope of its business. Mr. Kingsley, along with entities that he controls, is currently one of the largest shareholders of BioTime.

Andrew J. Last, 58, joined the Board of Directors during December 2015. In January of 2018, Dr. Last was appointed as Chief Commercial Officer at Berkeley Lights. Berkeley Lights is enabling cell by cell selection and manipulation to empower development, antibody discovery and engineering for personalized therapies. Previously, he served as Chief Operating Officer of Intrexon Corporation. From 2010 to 2016, Dr. Last was Executive Vice President and Chief Operating Officer of Affymetrix. Before joining Affymetrix, Dr. Last served as Vice President, Global and Strategic Marketing of BD Biosciences and as General Manager of Pharmingen from 2004 to 2010. From 2002 to 2004, Dr. Last held management positions at Applied Biosystems, Inc., including as Vice President and General Manager from 2003-2004 and Vice President of Marking 2002-2003. Earlier in his career, he served in a variety of management positions at other companies, including Incyte Genomics and Monsanto. Dr. Last holds Ph. D. and MS degrees with specialization in Agrochemical Chemicals and Bio-Aeronautics, respectively, from Cranfield University, and a BS degree in Biological Sciences from the University of Leicester in the United Kingdom.

Dr. Last shares with our Board his many years of senior management experience commercializing products internationally in the genomics and life-sciences industries.

Aditya P. Mohanty, 51, joined the Board of Directors during April 2015. Mr. Mohanty was appointed Co-Chief Executive Officer of BioTime, Inc. during October 2015, after serving as BioTime’s Chief Operating Officer since December 2014. Mr. Mohanty is also a member of BioTime’s Board of Directors. Mr. Mohanty previously served in a number of executive positions at Shire plc, including as President/Head Regenerative Medicine from 2013 to 2014, as Senior Vice President, Business and Technical Operations from 2012 to 2013, as Global Franchise Head MPS from 2010 to 2012, and as Vice President of Operations/Product General Manager from 2005 to 2012. Shire plc is a biotechnology company focused on research, development and commercialization of novel biological products for rare diseases. Mr. Mohanty was VP of Manufacturing and Operations at Transkaryotic Therapies, Inc. from 2002 to 2005 when it was acquired by Shire. Before joining Transkaryotic Therapies, Mr. Mohanty held a number of management positions at Baxter Healthcare Corporation, Bioscience Division from 1990 to 2002. Mr. Mohanty also serves as a director of Asterias Biotherapeutics, Inc. Mr. Mohanty received an MBA degree from Saint Mary’s College, an MS in Chemical Engineering from Clarkson University, and a B. Tech in Chemical Engineering from REC Trichy, in India.

Mr. Mohanty brings to our Board his years of experience as an executive in the pharmaceutical industry, with particular emphasis on product development and manufacturing.

Cavan Redmond, 57, joined our Board of Directors in August of 2015 and was appointed Chairman of the Board during April 2018. Since 2014, Mr. Redmond has served as Partner for Zarsy, LLC. Mr. Redmond served as Chief Executive Officer of WebMD from May 2012 until May 2013. From August 2011 until May 2012, Mr. Redmond served as Group President, Animal Health, Consumer Healthcare and Corporate Strategy of Pfizer Inc., a pharmaceutical company. He served as Pfizer’s Group President, Animal Health, Consumer Healthcare, Capsugel and Corporate Strategy from December 2010 until August 2011 and as its Senior Vice President and Group President, Pfizer Diversified Businesses from October 2009 until December 2010. Prior to Pfizer’s acquisition of Wyeth, a pharmaceutical company, Mr. Redmond served as President, Wyeth Consumer Healthcare and Animal Health Business from May 2009 until October 2009. Before that, he held the positions of President, Wyeth Consumer Healthcare from December 2007 until May 2009 and Executive Vice President and General Manager, BioPharma, Wyeth Pharmaceuticals from 2003 until December 2007. Mr. Redmond also serves as a director of BioTime, Inc.

Mr. Redmond brings to our Board his years of experience as a senior executive in the pharmaceutical and veterinary products industries.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to our principal executive officers, our principal financial officer and accounting officer, our other executive officers, and our directors. The purpose of the Code of Ethics is to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with or submit to the SEC and in our other public communications; (iii) compliance with applicable governmental rules and regulations; (iv) prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and (v) accountability for adherence to the Code of Ethics. A copy of our Code of Ethics has been posted on our internet website and can be found at www.oncocyte.com. We intend to disclose any future amendments to certain provisions of our Code of Ethics, and any waivers of those provisions granted to our principal executive officers, principal financial officer, principal accounting officer or controller or persons performing similar functions, by posting the information on our website within four business days following the date of the amendment or waiver.

Board Leadership Structure

Our leadership structure bifurcates the roles of Chief Executive Officer and Chairman of the Board. In other words, although William Annett is our Chief Executive Officer and is a member of our Board, Cavan Redmond currently serves as Chairman of the Board. As Chairman of the Board Mr. Redmond will play an active role in the structuring and oversight of our financings and the growth of our business. This structure allows our Chief Executive Officer to focus on innovation in our research and development programs and planning for the completion of development and commercialization of our initial cancer diagnostic tests. The Chairman of the Board serves as an active liaison between the Board and our Chief Executive Officer and our other senior management. The Chairman of the Board also interfaces with our other non-management directors with respect to matters such as the members and chairs of Board committees, other corporate governance matters, financing, strategic planning, and potential business acquisitions.

The Board’s Role in Risk Management

The Board has an active role, as a whole, in overseeing management of the risks of our business. The Board regularly reviews information regarding our credit, liquidity, and operations, as well as the risks associated with our research and development activities and our plans to expand our business. The Audit Committee provides oversight of our financial reporting processes and the annual audit of our financial statements. In addition, the Nominating/Corporate Governance Committee reviews and must approve any business transactions between OncoCyte and its executive officers, directors, and shareholders who beneficially own 5% or more of our outstanding shares of common stock.

Audit Committee

The Board of Directors has an Audit Committee, the members of which are independent in accordance with Section 803(A) of the NYSE American Company Guides and Section 10A-3 under the Exchange Act. The members of the Audit Committee must also meet the independence tests applicable to members of audit committees under the NYSE American Company Guide.

The members of the Audit Committee are Andrew Arno (Chairman), Ronald Andrews, Andrew J. Last, and Cavan Redmond. Mr. Andrews joined the Audit Committee during April 2018. During 2017, Don M. Bailey served on the Audit Committee. The purpose of the Audit Committee is to recommend the engagement of our independent registered public accountants, to review their performance and the plan, scope, and results of the audit, and to review and approve the fees we pay to our independent registered public accountants. The Audit Committee also will review our accounting and financial reporting procedures and controls.

Our Board of Directors has determined that Andrew Arno meets the criteria of an “audit committee financial expert” within the meaning of the SEC’s regulations based on his many years of experience in the investment banking industry, and his audit committee service at another company, including the evaluation of financial statements.

Executive Officers

William Annett, Mitchell Levine, Lyndal K. Hesterberg, and Kristine C. Mechem are our only executive officers. Russell L. Skibsted served as Chief Financial Officer through November 2017.

Mitchell Levine joined OncoCyte as Chief Financial Officer in November 2017. Prior to joining OncoCyte, Mr. Levine was the Managing Partner of Kirby Cove Capital Advisors, which provides consulting services to international life sciences investment funds regarding collaboration and investment in US-based life sciences companies. Mr. Levine was the founder and from 2002 to 2017 the managing member of Enable Capital Management, LLC, the general partner of, Enable Growth Partners, L.P. provided growth capital to technology, life sciences, consumer products, and energy companies. Prior to founding Enable, Mr. Levine was a founding member of The Shemano Group, a leading San Francisco-based investment bank that focused on the capital needs of growth companies. He has also worked at Bear Stearns and Lehman Brothers. Mr. Levine received his BA from the University of California, Davis.

Lyndal K. Hesterberg, Ph.D. was appointed Senior Vice President-Research and Development during November 2016. Dr. Hesterberg began providing consulting services to OncoCyte in 2015 and was named Vice President of Development in February of 2016. Dr. Hesterberg continues to provide counsel on clinical trial design, product development and corporate strategy as a consultant to medical and biotech companies. Until 2012, Dr. Hesterberg was the Chief Technology Officer of Crescendo Biosciences where he was responsible for clinical trial, laboratory operations, manufacturing and quality systems and helped bring to market Vectra DA. Previously, he was the president and Chief Executive Officer of Barofold, Inc., where he led the company from product conception through its clinical stage, and recruited a senior leadership team that developed a pipeline of proprietary drug candidates. Dr. Hesterberg received his Ph.D. in biochemistry from the University of St. Louis and a Bachelor of Sciences from the University of Illinois.

Kristine C. Mechem, Ph.D. joined OncoCyte Corporation as Vice President of Marketing in August 2015 after serving as a commercialization consultant assisting in the areas of portfolio management, launch planning and forecasting from April 2015 until joining OncoCyte. Dr. Mechem served as a Director of Business Insights and Analytics at Abbott Diabetes Care, from 2011 until 2014, leading a team of analysts and forecasters supporting the business planning process and developing monthly key performance indicators for its senior management. Dr. Mechem brings to OncoCyte extensive experience within the biotechnology and diagnostics industry. Dr. Mechem’s leadership and industry experience includes: marketing, planning and analytic roles. Her experience spans from smaller early stage diagnostic companies such as Corra Life Sciences, to larger biopharma companies like Abbott Laboratories and Genentech. At Corra Life Sciences, a prenatal diagnostics company, she was a co-founder and served as Vice President of Business Development and Marketing from 2006 until 2007. Dr. Mechem provided business development and marketing support working to secure co-development partners and license intellectual property from three prominent universities. At Genentech from 2009 until 2010, Dr. Mechem supported the portfolio management and led the business planning process for a $400 million annual revenue product. Her increasing roles of responsibility included long range planning, commercial opportunity assessments, and target product profile market research. Dr. Mechem holds a Ph.D. from the University of Chicago, where she was a National Institute of Child Health and Human Development (NICHD) fellow. She also completed the Stanford Business School Executive Program in Strategy and Organization.

Other Key Management Team Members

Lyssa Friedman joined OncoCyte as a consultant in April 2014 and was named Vice President of Clinical and Regulatory Affairs in September 2015. Ms. Friedman started her career as a registered nurse specializing in oncology, and has led clinical research operations teams for more than 15 years. Ms. Friedman was a founding team member at Veracyte, Inc. and worked there from 2008 to 2014, where she executed a 49-site, 4000-subject clinical validation study that resulted in the launch of the Afirma® Gene Expression Classifier. She later oversaw clinical utility studies that contributed to positive coverage decision from the Centers for Medicare and Medicaid Services and major U.S private insurers. Ms. Friedman is an author of about a dozen peer-reviewed publications and is a frequent speaker on diagnostic development, clinical and regulatory affairs, and reimbursement. Ms. Friedman received her masters in Public Administration from the University of San Francisco.

William K. Seltzer, Ph.D. began providing consulting services to OncoCyte in September 2014 and has since been appointed Vice President of Clinical Services. Dr. Seltzer provides consulting services to companies in the diagnostic industry and is a board certified clinical molecular geneticist with 30 years commercial and academic experience in clinical diagnostic services, clinical diagnostic products development and commercialization, quality assurance and regulatory compliance. As an Associate Professor of Pediatrics at Colorado, he founded and directed the University’s DNA Diagnostic Laboratory. Later, as a member of the executive management team at Athena Diagnostics, Inc. and as senior Laboratory Director, Dr. Seltzer was responsible for the successful launch and oversight of clinical services for over 100 laboratory diagnostic tests in the fields of neurology, endocrinology and nephrology.

Dr. Seltzer established the clinical diagnostic laboratory at Veracyte, Inc. which developed and launched the first molecular cytology test in the country and later served as laboratory director and site director at Counsyl, Inc. a health technology company. He has published more than 50 articles in peer-reviewed scientific journals and is co-inventor on patents for molecular diagnostics and methods. Dr. Seltzer received his Ph.D. in Pharmacology and Nutrition from the University of Southern California and completed a clinical fellowship in molecular genetics at the University of Colorado School of Medicine.

Michael G. Vicari joined OncoCyte in August 2017 as Vice President of Sales and brings 36 years of successful sales and marketing leadership within the healthcare industry, including the launch of several important diagnostic products. Before joining OncoCyte, he was Vice President of Sales and Marketing at Eurofins Scientific where he established two separate commercial organizations for EGL Labs and NTD Labs. Prior to Eurofins, he was Vice President of Sales for Sequenom, Inc., where he built the commercial organization, led the successful launch of the world’s first noninvasive prenatal test MaterniT21. Mr. Vicari was the Vice President of Sales and Marketing for Oncology/HIV at Monogram Biosciences before it was acquired by LabCorp and managed the launch of HerMark for breast cancer. Mike has served in senior commercial leadership roles at biotechs such as Genentech, Corixa Oncology, and MedImmune.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of Exchange Act, requires our directors and executive officers and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other OncoCyte equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all reports they file under Section 16(a).

To our knowledge, based solely on our review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with during the fiscal year ended December 31, 2017, except that a Form 4 was filed late by Andrew Last.

Item 11. Executive Compensation

Director Compensation

Directors and members of committees of the Board of Directors who are salaried employees of OncoCyte or BioTime are entitled to receive compensation as employees but are not compensated for serving as directors or attending meetings of the Board or committees of the Board. All directors are entitled to reimbursements for their out-of-pocket expenses incurred in attending meetings of the Board or committees of the Board.

Non-employee directors, other than the Chairman of the Board of Directors, received an annual fee of $30,000 in cash during 2017, plus $1,000 for each regular or special meeting of the Board of Directors attended or $500 for each meeting attended by telephone conference call. In addition to cash fees, non-employee directors received options to purchase 26,520 shares of common stock under our Employee Stock Option Plan (the “Option Plan”) during 2017. In 2017, our Chairman received an annual cash fee of $65,000, plus $1,000 for each regular or special meeting of the Board of Directors attended or $500 for each meeting attended by telephone conference call, and an annual award of options to purchase 66,300 shares of OncoCyte common stock. Per meeting fees were eliminated as of April 24, 2017.

The annual fee of cash was paid, and the stock options granted vested and became exercisable, in four equal quarterly installments, provided that the non-employee director remained a director on the last day of the applicable quarter. The options will expire if not exercised five years from the date of grant.

Directors who served on the Audit Committee, the Compensation Committee, the Nominating/Corporate Governance Committee, Science and Technology Committee or the Finance Committee during 2017, received, in addition to other fees payable to them as directors, the following annual fees:

●	Audit Committee Chairman: $10,000 in the first quarter and increased to $15,000 effective April 24, 2017.
●	Audit Committee Member other than Chairman: $7,000 in the first quarter and increased to $7,500 effective April 24, 2017
●	Compensation Committee Chairman: $7,500 in the first quarter and increased to $10,000 effective April 24, 2017
●	Compensation Committee Member other than Chairman: $5,000
●	Nominating/Corporate Governance Committee Chairman: $7,500 in the first quarter and increased to $10,000 effective April 24, 2017
●	Nominating/Corporate Governance Committee Member other than Chairman: $5,000
●	Science and Technology Committee Chairman: $7,500 in the first quarter and increased to $10,000 effective April 24, 2017
●	Science and Technology Committee Member other than Chairman: $5,000
●	Finance Committee Chairman: $10,000 effective July 15, 2017
●	Finance Committee Member other than Chairman: $5,000 effective July 15, 2017

Members of those committees also received $1,000 for each committee meeting attended in person, and $500 for each committee meeting attended by telephone. Per meeting fees were eliminated as of April 24, 2017.

The following table summarizes certain information concerning the compensation paid during the past fiscal year to each of the persons who served as directors during the year ended December 31, 2017 and who were not our employees on the date the compensation was earned.

Name	Fees Earned Or Paid in Cash	Option Awards (1)		Total
Andrew Arno	$65,750	$83,281	(2)	$149,031
Don M. Bailey	$41,250	$83,281	(3)	$124,531
Alfred D. Kingsley	$68,000	$210,344	(4)	$278,344
Andrew J. Last	$70,875	$83,281	(2)	$154,156
Cavan Redmond	$62,750	$83,281	(2)	$146,031

(1)	Options granted will vest and become exercisable in equal quarterly installments over a one-year period or other vesting periods, but must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. Values are computed in accordance with FASB Accounting Standards Codification (ASC) Topic 718. We used the Black-Sholes-Merton Pricing Model to compute option fair values based on applicable exercise and stock prices, an expected option term, volatility assumptions, and bond equivalent yield discount rates.

(2)	Messrs. Arno, Bailey, Last, and Redmond each received 26,520 stock options. We used the following variables to compute the value of the options: stock price and exercise price of $5.10, expected option term of 5.3 years, volatility of 73.42%, and bond equivalent yield discount rate of 1.79%.

(3)	Mr. Bailey resigned from the Board of Directors during November 2017.

(4)	Mr. Kingsley received 66,300 stock options. We used the following variables to compute the value of the options: stock price and exercise price of $5.10, expected option term of 5.3 years, volatility of 73.42%, and bond equivalent yield discount rate of 1.79%.

Executive Compensation

Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable, in general, to public companies that are not emerging growth companies. Accordingly, this Report includes reduced disclosure about our executive compensation arrangements.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The members of our Compensation Committee are Ronald Andrews, Andrew Arno, Andrew J. Last, and Cavan Redmond, each of whom qualify as “independent” in accordance with Section 803(A) and Section 805(c) of the NYSE American Company Guide. Mr. Andrews, Mr. Arno, Mr. Last and Mr. Redmond are not current or former officers or employees of OncoCyte or BioTime or any of BioTime’s subsidiaries, nor did any of them have any relationship with OncoCyte, BioTime or any of BioTime’s subsidiaries requiring disclosure in this Report under Item 404 of SEC Regulation S-K.

During last fiscal year, none of our executive officers served as (a) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee, (b) a director of another entity, one of whose executive officers served on our Compensation Committee, or (c) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Board of Directors.

Executive Employment Agreements and Change of Control Provisions

We have entered into Employment Agreements with our Chief Executive Officer William Annett, our Chief Financial Officer Mitchell Levine, our Senior Vice President of Research and Development Lyndal Hesterberg, and our Vice President of Marketing Kristine C. Mechem.

During March 2017, the Compensation Committee reviewed the base salaries of Mr. Annett and Dr. Mechem. The Compensation Committee determined, and recommended to the Board of Directors, that during 2017 the base salaries for Mr. Annett and Dr. Mechem should increase from $380,000 and $210,000 to $400,000 and $228,000, respectively, and the Board of Directors approved those salary increases. The Board of Directors, in consultation with the Compensation Committee, awarded limited bonuses to our executive officers for 2017, as shown in the Summary Compensation Table.

Pursuant to Mr. Annett’s Employment Agreement, he is eligible to receive annual cash incentive bonus awards determined by the Board of Directors, with a target bonus of not less than 35% of his base salary, based on his achievement of specific, objectively determinable, performance goals at target levels for the year. If the specified performance goals are achieved at maximum levels, the amount of the annual bonus will be up to 150% of Mr. Annett’s base salary as determined by the Board of Directors in its sole discretion.

Mr. Annett’s employment agreement contains provisions entitling him to severance benefits under certain circumstances. If we terminate Mr. Annett’s employment without “cause” or if he resigns for “good reason” as those terms are defined in his employment agreement, he will be entitled to receive as a severance benefit six months base salary, a pro rated portion of the target bonus for the year, payable on the date that annual bonuses would otherwise be payable to executives, and any unvested stock options that would have vested during the six months following termination of his employment (the “Severance Period”) will vest, and the period during which his vested options may be exercised will be extended to earlier of the date twelve months after termination of his employment or the expiration date of the option. If Mr. Annett’s employment is terminated without “cause” or if he resigns for “good reason” within twelve months following a “Change of Control,” he will be entitled to twelve months base salary and the Severance Period will be twelve months rather than six months. In addition, if Mr. Annett elects continued health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) we will reimburse him for or we will directly pay the premiums for that coverage until the earlier of the end of the Severance Period or the date on which he receives equivalent health care insurance in connection with new employment. In order to receive the severance benefits, Mr. Annett must execute a general release of all claims against us and must return all our property in his possession.

“Change of Control” means (A) the acquisition of our voting securities by a person or an Affiliated Group entitling the holder to elect a majority of our directors; provided, that an increase in the amount of voting securities held by a person or Affiliated Group who on the date of the Employment Agreement beneficially owned (as defined in Section 13(d) of the Exchange Act, and the regulations thereunder) more than 10% of our voting securities shall not constitute a Change of Control; and provided, further, that an acquisition of voting securities by one or more persons acting as an underwriter in connection with a sale or distribution of voting securities shall not constitute a Change of Control, (B) the sale of all or substantially all of our assets; or (C) a merger or consolidation in which we merge or consolidate into another corporation or entity in which our shareholders immediately before the merger or consolidation do not own, in the aggregate, voting securities of the surviving corporation or entity (or the ultimate parent of the surviving corporation or entity) entitling them, in the aggregate (and without regard to whether they constitute an Affiliated Group) to elect a majority of the directors or persons holding similar powers of the surviving corporation or entity (or the ultimate parent of the surviving corporation or entity). A Change of Control shall not be deemed to have occurred if all of the persons acquiring our voting securities or assets, or merging or consolidating with us, are one or more of our direct or indirect subsidiaries or parent corporations. “Affiliated Group” means (A) a person and one or more other persons in control of, controlled by, or under common control with, such person; and (B) two or more persons who, by written agreement among them, act in concert to acquire voting securities entitling them to elect a majority of our directors. “Person” includes both people and entities.

Mr. Annett’s Employment Agreement also provides that if any of the payments to him would constitute “parachute payments” under applicable provisions of the Internal Revenue Code and would be subject to excise tax, we will use our best efforts to obtain shareholder approval of the payment, or Mr. Annett may elect to accept a reduced amount that would not be subject to the excise tax on parachute payments.

Pursuant to Mr. Levine’s Employment Agreement entered into on November 15, 2017, he is eligible to receive annual cash incentive bonus awards determined by the Board of Directors, with a target bonus of not less than 40% of his base salary, based on his achievement of specific, objectively determinable, performance goals at target levels for the year.

Mr. Levine’s employment agreement contains provisions entitling him to severance benefits under certain circumstances. If we terminate Mr. Levine’s employment on or after August 1, 2018 without “cause” he will be entitled to six months base salary. If we terminate Mr. Levine on or after August 1, 2018 following a “Change of Control,” he will be entitled to twelve months base salary. The severance compensation may be paid in a lump sum or, at our election, in installments consistent with the payment of his salary while employed by us. In order to receive the severance benefits, Mr. Levine must execute a general release of all claims against us and must return all our property in his possession.

Pursuant to his Employment Agreement, Dr. Hesterberg received a base annual salary of $210,750 for 2017. He is eligible to receive annual cash incentive bonus awards determined by the Board of Directors, with a target bonus of 35% of his base salary, based on his performance and achievement of goals or milestones set by the Board of Directors.

Pursuant to her Employment Agreement, Dr. Mechem is eligible to receive annual cash incentive bonus awards determined by the Board of Directors, with a target bonus of not less than 30% of her base salary, based on her achievement of objectively determinable performance goals for the year

If we terminate the employment of Dr. Hesterberg or Dr. Mechem without “cause” as defined in their respective Employment Agreements, the terminated employee will be entitled to receive, as a severance benefit, payment of three months base salary if he or she has been employed by us for one year or less, or six months base salary, if he or she has been employed by us for more than one year. The severance compensation may be paid in a lump sum or, at our election, in installments consistent with the payment of his or her salary while employed by us. In order to receive the severance benefits, the terminated employee must execute a general release of all claims against us and must return all our property in his or her possession. If Dr. Hesterberg’s employment is terminated by OncoCyte without “cause” or if he resigns for “good reason” within twelve months following a “Change of Control,” he will be entitled to twelve months base salary and accelerated vesting of 100% of any then unvested stock options as may have been granted to him by us.

The following tables show certain information relating to the compensation of our Chief Executive Officer and the three highest paid individuals who were serving as executive officers at year end and in each case whose total compensation exceeded $100,000 during 2017. We refer to such executive officers referred to as our “Named Executive Officers

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Option Awards (1)		All other Compensation (2)		Total
William Annett	2017	$397,308	$40,000	$740,276	(3)	$13,500		$1,191,084
President and Chief Executive Officer	2016	$380,000	$171,000	$481,518	(4)	$12,108		$1,044,626
	2015	$173,333	$93,333	$852,206	(5)	$21,262	(6)	$1,140,134

Mitchell Levine (7)	2017	$41,885	$8,684	$578,991	(7)	$—		$629,560
Chief Financial Officer

Kristine C. Mechem	2017	$225,577	$27,132	$222,083	(8)	$13,490		$448,282
VP of Marketing	2016	$210,000	$66,150	$115,565	(9)	$11,750		$403,465
	2015	$83,333	$25,000	$201,633	(10)	$3,333		$310,299

Lyndal K. Hesterberg (11)	2017	$210,750	$33,720	$47,378	(12)	$7,521		$299,369
Senior VP of Research and Development	2016	$35,125	$12,625	$418,873	(13)	$208,837	(14)	$671,460

(1)	Option awards were granted under the Option Plan and are valued at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. Except as otherwise indicated below, one quarter of the options will vest upon completion of 12 full months of continuous employment measured from the grant date, and the balance of the options shall vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, based upon the completion of each month of continuous employment. Option awards are accounted for in accordance with FASB Accounting Standards Codification (ASC) Topic 718. We used the Black-Sholes-Merton Pricing Model to compute option fair values based on applicable exercise and stock prices, an expected option term of six to nine years, volatility ranging from 55.12% to 76.58%, and risk-free interest rate ranging from 1.18% to 2.12%, depending on the date of the grant and based upon observed interest rates on United States government securities appropriate for the expected term.

(2)	Except as otherwise indicated below, other compensation consists entirely of employer contributions to employee accounts under BioTime’s 401(k) plan in which employees of BioTime subsidiaries, including OncoCyte, are entitled to participate.

(3)	Mr. Annett was granted 225,000 stock options exercisable at an exercise price of $4.85 per share.

(4)	Mr. Annett was granted 250,000 stock options exercisable at an exercise price of $3.06 per share.

(5)	Mr. Annett was appointed as our Chief Executive Officer on June 16, 2015. Mr. Annett was granted 605,000 stock options exercisable at an exercise price of $2.20 per share of which 5,000 options vested on the date of grant.

(6)	Other compensation also includes 10,000 stock options, with a fair market value of $13,262, granted as partial compensation for serving on the Board of Directors of which 5,000 options were forfeited before Mr. Annett was appointed President and Chief Executive Officer.

(7)	Mr. Levine was appointed as our Chief Financial Officer on November 15, 2017. Mr. Levine was granted 200,000 stock options exercisable at an exercise price of $5.90 per share.

(8)	Dr. Mechem was granted 67,500 stock options exercisable at an exercise price of $4.70 per share

(9)	Dr. Mechem was granted 60,000 stock options exercisable at an exercise price of $3.06 per share.

(10)	Dr. Mechem was granted 100,000 stock options exercisable at an exercise price of $3.16 per share.

(11)	Dr. Hesterberg was appointed Senior Vice President-Research and Development during November 2016. Dr. Hesterberg began providing consulting services to OncoCyte in 2015 and was named Vice President of Development in February of 2016.

(12)	Dr. Hesterberg was granted 14,400 stock options exercisable at an exercise price of $4.70 per share

(13)	In February 2016, Dr. Hesterberg in the capacity of a consultant received 25,000 stock options exercisable at an exercise price of $3.06 per share. In November 2016, Dr. Hesterberg received 125,000 stock options exercisable at an exercise price of $4.05 per share as part of his employment

(14)	Other compensation entirely represents cash compensation paid to Dr. Hesterberg for consulting services prior to the date he became an OncoCyte employee.

Stock Options Outstanding at Year End

The following table summarizes certain information concerning stock options granted by us under the Option Plan, and held as of December 31, 2017 by our Named Executive Officers:

OUTSTANDING EQUITY AWARDS AT YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)		Option Exercise Price	Option Expiration Date
William Annett	5,000	—		$2.20	January 8, 2025
	5,000	—		$2.20	June 15, 2025
	375,000	225,000	(2)	$2.20	June 15, 2025
	114,583	135,417	(3)	$3.06	February 15, 2026
	—	225,000	(4)	$4.70	February 16, 2027

Mitchell Levine	—	200,000	(5)	$5.90	November 15, 2027

Kristine C. Mechem	58,333	41,667	(6)	$3.16	August 3, 2025
	27,500	32,5000	(3)	$3.06	February 15, 2026
	—	67,500	(4)	$4.70	February 16, 2027

Lyndal K. Hesterberg	6,250	18,750	(7)	$3.06	February 15, 2026
	33,854	91,146	(8)	$4.05	October 31, 2026
	—	14,400	(4)	$4.70	February 16, 2027

(1)	Except as otherwise indicated below, one quarter of the options shall vest upon completion of 12 full months of continuous employment measured from the date of grant, and the balance of the options will vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, based upon the completion of each month of continuous employment.

(2)	The date of grant was June 15, 2015.

(3)	The date of grant was February 16, 2016.

(4)	The date of grant was February 17, 2017.

(5)	These options were granted to Mr. Levine upon his appointment as Chief Financial Officer on November 16, 2017.

(6)	The date of grant was August 4, 2015.

(7)	These options were granted to Dr. Hesterberg in the capacity of a consultant on February 16, 2016. One quarter of the options shall vest upon completion of 12 full months of continuous service provided to the company measured from the date of grant, the second and third quarterly installment vest upon achievement of certain milestones, and the last one quarter shall vest on the second anniversary from the option grant date.

(8)	The date of grant was November 1, 2016 at which time Dr. Hesterberg became an employee of OncoCyte.

Stock Option Plan

We have adopted the Option Plan pursuant to which we may grant options to purchase, or we may sell as restricted stock, up to a total of 5,200,000 shares of common stock. The following summary of the Option Plan is qualified in all respects by reference to the full text of the Option Plan, a copy of which has been filed as an exhibit to our registration statement on Form 10.

Administration of the Option Plan

The Option Plan is administered by the Compensation Committee, which recommends to the Board of Directors which of our officers, directors, employees, consultants, and independent contractors should be awarded options or restricted stock, the number of shares subject to the options granted or shares of restricted stock to be sold, the exercise price of the options or purchase price of restricted stock, and certain other terms and conditions of the options and restricted stock.

No options may be granted under the Option Plan more than ten years after the date the Option Plan was adopted by the Board of Directors, and no options granted under the Option Plan may be exercised after the expiration of ten years from the date of grant.

Terms of the Options

Options granted under the Option Plan may be either “incentive stock options” within the meaning of Section 422(b) of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options. Incentive stock options may be granted only to our employees and employees any parent or subsidiary company. The exercise price of incentive stock options granted under the Option Plan must be equal to not less than 85% of the fair market of our common stock on the date the option is granted. In the case of an optionee who, at the time of grant, owns more than 10% of the combined voting power of all classes of our capital stock, the exercise price of any incentive stock option must be at least 110% of the fair market value of the common stock on the grant date, and the term of the option may be no longer than five years. The aggregate fair market value of the common stock (determined as of the grant date of the option) with respect to which incentive stock options become exercisable for the first time by an optionee in any calendar year may not exceed $100,000.

The options’ exercise price may be payable in cash or in shares of common stock having a fair market value equal to the exercise price, or in a combination of cash and common stock.

Options granted under the Option Plan are nontransferable (except by will or the laws of descent and distribution) and may vest upon the satisfaction of reasonable conditions determined by the Board of Directors or Compensation Committee. Incentive stock options may be exercised only during employment or within three months after termination of employment, subject to certain exceptions in the event of the death or disability of the optionee, provided, that the Board of Directors or Compensation Committee may waive this provision.

Certain Adjustments to Number of Shares and Exercise Price

The number of shares of common stock covered by the Option Plan, and the number of shares of common stock and the exercise price per share of each outstanding option, shall be proportionately adjusted for any increase or decrease in the number of issued and outstanding shares of common stock resulting from a subdivision or consolidation of shares or the payment of a stock dividend, or any other increase or decrease in the number of issued and outstanding shares of common stock effected without receipt of consideration by us.

Corporate Reorganization or Liquidation

In the event of the dissolution or liquidation of OncoCyte, or in the event of a reorganization, merger, or consolidation of OncoCyte as a result of which OncoCyte common stock is changed into or exchanged for cash or property or securities not issued by us, or upon a sale of substantially all of our property to, or the acquisition of stock representing more than eighty percent 80% of the voting power of our capital stock then outstanding by, another corporation or person, the Option Plan and all options granted under the Option Plan shall terminate, unless provision can be made in writing in connection with such transaction for either the continuance of the Option Plan or for the assumption of options granted under the Option Plan, or the substitution for such options by options covering the stock of a successor corporation, or a parent or a subsidiary of a successor corporation, with appropriate adjustments as to the number and kind of shares and prices.

Restricted Stock Sales

In lieu of granting options, we may enter into restricted stock purchase agreements with employees under which they may purchase common stock subject to certain vesting and repurchase restrictions. We have the right to repurchase unvested shares at the shareholder’s cost upon the occurrence of specified events, such as termination of employment. The price at which shares may be sold under restricted stock purchase agreements will be not less than 85% of fair market value, or 100% of fair market value in the case of stock sold to a person who owns capital stock representing more than 10% of the combined voting power of all classes of our capital stock. We may permit employees or consultants, but not executive officers or directors, who purchase stock under restricted stock purchase agreements to pay for their shares by delivering a promissory note that is secured by a pledge of their shares.

Other Compensation Plans

We do not have any pension plans, defined benefit plans, or non-qualified deferred compensation plans. We do make contributions to 401(k) plans for participating executive officers and other employees.

Risk Considerations and Recoupment Policies

The Compensation Committee considers, in establishing and reviewing the executive compensation program, whether the program encourages unnecessary or excessive risk taking. Our executive compensation arrangements include a fixed salary that provides a steady income so that executives do not feel pressured to focus exclusively on stock price performance or short term financial targets to the detriment of our long-term operational and strategic objectives. We supplement fixed salaries with discretionary bonus awards based on the executive’s performance as well as the performance of OncoCyte. Most of the stock options that we have granted to our executive officers under our Option Plan vest over four years, assuring that the executives take a long-term perspective in viewing their equity ownership.

Because we have not adopted compensation plans, or made incentive awards, based on quantified financial performance measures, we have not adopted specific policies regarding the adjustment or recovery of awards or payments if the relevant performance measures are restated or otherwise adjusted in a manner that would reduce the size of an award or payment. We may adopt such policies, however, if we adopt incentive compensation plans or grant incentive bonuses based on financial performance measures or if we are required to do by the rules of any national securities exchange or interdealer quotation system on which our common stock or other equity securities are listed.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of April 9, 2018 concerning beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of 5% or more of our outstanding shares of common stock.

Shareholder	Number of Shares	Percent of Total
BioTime, Inc. (1) 1010 Atlantic Avenue, Suite 102 Alameda, California 94501	14,674,244	38.80%

Broadwood Partners, L.P. (2) 724 Fifth Avenue, 9th Floor New York, New York 10019	8,624,041	22.18%

George Karfunkel 126 East 56th Street/15th Floor New York, New York 10022	3,240,812	8.57%

GKarfunkel Family LLC (3) 126 East 56th Street/15th Floor New York, New York 10022	3,000,000	7.73%

Bernard Karfunkel 126 East 56th Street/15th Floor New York, New York 10022	2,551,666	6.75%

(1)	Excludes 192,644 shares held by BioTime’s former subsidiary Asterias Biotherapeutics, Inc.

(2)	Includes 1,055,961 shares that may be acquired upon the exercise of certain warrants.

(3)	Includes 1,000,000 shares that may be acquired upon the exercise of certain warrants.

Security Ownership of Management

The following table sets forth information as of April 9, 2018 concerning beneficial ownership of our common stock by each member of the Board of Directors, all Named Executive Officers, and all executive officers and directors as a group.

	Number of Shares	Percent of Total
William Annett (1)	658,437	1.71%

Mitchell Levine (2)	—	*

Kristine C. Mechem (3)	123,593	*

Lyndal K. Hesterberg (4)	61,979	*

Alfred D. Kingsley (5)	690,739	1.81%

Ronald Andrews (6)	—	*

Andrew Arno (7)	49,890	*

Andrew J. Last (7)	49,890	*

Cavan Redmond (7)	49,890	*

Aditya Mohanty	—	*

All executive officers and directors as a group (10 persons) (8)	1,684,418	4.31%

*Less than 1%

(1)	Includes 613,645 shares that may be acquired through the exercise of stock options that are presently exercisable and 44,792 shares that may be acquired upon the exercise of certain stock options that may become exercisable within 60 days. Excludes 426,563 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(2)	Excludes 200,000 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(3)	Includes 114,114 shares that may be acquired through the exercise of stock options that are presently exercisable and 9,479 shares that may be acquired upon the exercise of certain stock options that may become exercisable within 60 days. Excludes 103,907 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(4)	Includes 56,770 shares that may be acquired through the exercise of stock options that are presently exercisable and 5,209 shares that may be acquired upon the exercise of certain stock options that may become exercisable within 60 days. Excludes 102,421 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(5)	Includes 299,725 shares that may be acquired through the exercise of stock options that are presently exercisable. Excludes 16,575 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(6)	Excludes 20,000 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(7)	Includes 49,890 shares that may be acquired through the sale of options that are presently exercisable. Excludes 6,630 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(8)	Includes 1,293,404 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or that may become exercisable within 60 days. Excludes 889,356 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Shared Facilities Agreement and Relationship with BioTime

Since inception, BioTime has provided us with the use of office and laboratory facilities, laboratory and office equipment and supplies, utilities, insurance, and the services of its employees and contractors, for which we have reimbursed BioTime, either through cash payments, shares of our common stock, or delivering convertible promissory notes.

We have entered into a Shared Facilities Agreement with BioTime through which BioTime will continue to provide us with the use of its facilities, equipment and supplies, utilities, and personnel at its cost plus 5%. However, BioTime did not charge us the 5% markup until the 2016 fiscal year.

BioTime is not required to hire any additional personnel or to acquire any additional equipment or supplies for our use. We expect to hire our own personnel and to acquire our own equipment and supplies for our own exclusive use as the need arises.

The Shared Facilities Agreement will remain in effect from year to year, unless either party gives the other party written notice stating that this agreement shall terminate on December 31 of that year, or unless the agreement is otherwise terminated under another provision of the agreement.

Either party may terminate the Shared Facilities Agreement immediately upon the occurrence of a default by the other party. A default will be deemed to have occurred if a party (i) fails to pay any sum due under the Shared Facilities Agreement, or fails to perform any other obligation under the agreement, and the failure continues for a period of 5 days after written notice from the party seeking to terminate the agreement; (ii) becomes the subject of any order for relief in a proceeding under any Debtor Relief Law; (iii) becomes unable to pay, or admits in writing the party’s inability to pay, its debts as they mature; (iv) makes an assignment for the benefit of creditors; (v) applies for or consents to the appointment of any receiver, trustee, custodian, conservator, liquidator, rehabilitation, or similar officer for the party or for all or any part of the party’s property or assets, or any such officer is appointed for such party or any part of its assets without the party’s consent and such appointment is not dismissed or discharged within 60 calendar days; (vi) institutes or consents to any proceeding under any Debtor Relief Law with respect to the party or all or any part of the party’s property or assets, (vii) becomes subject to any proceeding under any Debtor Relief Law without the consent of the party if such case or proceeding continues undismissed or unstayed for 60 calendar days; or (viii) dissolves or liquidates or takes any action to dissolve or liquidate. As used in the Shared Facilities Agreement, the term Debtor Relief Law means the Bankruptcy Code of the United States of America, as amended, or any other similar debtor relief law affecting the rights of creditors generally.

Under the Shared Facilities Agreement, we have agreed to defend, indemnify, and hold harmless BioTime, BioTime’s shareholders, directors, officers, employees, and agents against and from any and all claims arising from our use of BioTime’s office and laboratory facilities, and from any of our work or other activities there, including all activities, work, and services performed by BioTime employees, contractors, and agents for us. The scope of our indemnification obligations also includes any and all claims arising from any breach or default on our part in the performance of any of our obligations under the terms of the Shared Facilities Agreement, or arising from any act or omission (including, but not limited to negligent acts or omissions) of us or any of our officers, agents, employees, contractors, guests, or invitees acting in that capacity. We are also assuming all risk of damage to property or injury to persons in, upon, or about the BioTime’s office and laboratory facilities, from any cause other than BioTime’s willful malfeasance or sole gross negligence. BioTime will not be liable to us for any loss or damages of any kind caused by, arising from, or in connection with (i) the performance of services by BioTime personnel for us, or the failure of any BioTime employee, contractor, or agent to perform any services for us, or (ii) any delay, error, or omission by any BioTime employee, contractor, or agent in the performance of services for us, except to the extent the loss or damage is the result of fraud, gross negligence or willful misconduct by a BioTime employee, contractor, or agent.

As of December 31, 2017, OncoCyte had $2.1 million outstanding and payable to BioTime and affiliates in connection with the costs incurred under the Shared Facilities Agreement.

Cavan Redmond, Alfred D. Kingsley, and Adi Mohanty, who are members of our Board of Directors, are directors of BioTime, and Mr. Mohanty is the Co-Chief Executive Officer of BioTime. Broadwood Partners, L.P. and Mr. Kingsley each beneficially own more than 5% of the outstanding common stock of BioTime. All of our directors and executive officers, and beneficial owners of more than 5% of our outstanding common stock (“5% Shareholders”) as reported in this Report, in the aggregate beneficially own more than 30% of the outstanding common shares of BioTime. The fact that certain of our executive officers and directors and 5% Shareholders own BioTime common shares should not be considered to mean that they constitute or are acting in concert as a “group” with respect to those shares or that they otherwise share power or authority to vote or dispose of the shares that each of them own.

Certain Sales of Equity Securities

During August 2016, we sold an aggregate of 3,246,153 immediately separable “units,” with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock, at a price of $3.25 per unit (the “Units”). George Karfunkel and Broadwood Partners, L.P. (“Broadwood”) who each beneficially own more than 5% of our outstanding common stock, purchased 1,000,000 Units, and purchased 1,538,461 Units. During February 2017, certain investors who purchased Units, including Broadwood, entered into Warrant Exercise Agreements pursuant to which they exercised some of the warrants that were included in the Units, and purchased shares of our common stock earlier than the expiration date of the warrants. Under the Warrant Exercise Agreements, we issued new warrants to those investors. Broadwood exercised 425,000 warrants and was issued 212,500 new warrants with exercise of $3.25 per warrant share in addition to the 425,000 shares of common stock purchased through the exercise of the warrants. The new warrants are exercisable at any time for five years from the date of issue.

On July 21, 2017, OncoCyte entered into three forms of Warrant Exercise Agreements (each, an “Exercise Agreement”) with certain holders of the 2016 Warrants, including Broadwood and George Karfunkel, providing for the cash exercise of their 2016 Warrants and the issuance of new warrants (the “July 2017 Warrants”) to them.

Pursuant to one form of Exercise Agreement, two investors exercised 2016 Warrants to purchase 226,923 shares of OncoCyte’s common stock at the exercise price of $3.25 per share, and OncoCyte issued to them July 2017 Warrants expiring five years from the date of issue, to purchase 226,923 shares of common stock at an exercise price of $5.50 per share.

Pursuant to a second form of Exercise Agreement, Broadwood exercised 2016 Warrants to purchase 540,000 shares of common stock at the exercise price of $3.25 per share, and OncoCyte issued to Broadwood a July 2017 Warrant, expiring five years from the date of issue, to purchase 270,000 shares of common stock at an exercise price of $3.25 per share. In this alternative form of Exercise Agreement, OncoCyte also agreed to use commercially reasonable efforts to file with the SEC a registration statement covering the resale of the shares of common stock issuable upon exercise of the July 2017 Warrant and to keep it continuously effective for up to five years, subject to conditions set forth in the Exercise Agreement.

Pursuant to a third form of Exercise Agreement, George Karfunkel exercised 2016 Warrants to purchase 1,000,000 shares of common stock at the exercise price of $3.25 per share, and OncoCyte issued to the investor (i) a July 2017 Warrant, expiring two years from the date of issue, to purchase 500,000 shares of common stock at an exercise price of $5.50 per share, and (ii) a July 2017 Warrant, expiring two years from the date of issue, to purchase 500,000 shares of common stock at an exercise price of $3.25 per share. In this alternative form of Exercise Agreement, OncoCyte also agreed to use commercially reasonable efforts to file with the SEC a registration statement covering the resale of the shares of common stock issuable upon exercise of the July 2017 Warrant and to keep it continuously effective for up to five years, subject to conditions set forth in the Exercise Agreement.

During March 2018, OncoCyte entered into securities purchase agreements with Broadwood and George Karfunkel pursuant to which Broadwood purchased 3,968,254 shares of common stock, and Mr. Karfunkel purchased 2,380,952 shares of common stock and irrevocably committed to purchase, by April 30, 2018, an additional 1,587,302 shares of common stock, for $1.26 per share. Under the securities purchase agreements, we have agreed to register the shares for resale under the Securities Act of 1933, as amended.

Approval by the Board of Directors

All of the transactions described above were reviewed directly by the Board of Directors, and the Board of Directors or a designated committee of the Board determined whether to approve or withhold approval of each transaction. The Board of Directors or committee considered such factors as they deemed relevant to the particular transaction and applied such criteria as it determined to be appropriate in connection with its evaluation of each proposed transaction on a transaction by transaction basis. The Board of Directors does not have any written guidelines governing the exercise of its discretion other than the Related Person Transaction Policy with respect to transactions with officers, directors, beneficial owners of more than 5% of our outstanding shares of common stock, or any member of their immediate family.

Related Person Transaction Policy

We have adopted a Related Person Transaction Policy that applies to transactions exceeding $120,000 in which any of our officers, directors, beneficial owners of more than 5% of our outstanding shares of common stock, or any member of their immediate family, has a direct or indirect material interest, determined in accordance with the policy (a “Related Person Transaction”). A Related Person Transaction must be reported to our outside legal counsel, our Chief Operating Officer, and our Chief Financial Officer, and will be subject to review and approval by our Nominating/Corporate Governance Committee prior to effectiveness or consummation, to the extent practical. In addition, any Related Person Transaction that is ongoing in nature will be reviewed by the Nominating/Corporate Governance Committee annually to ensure that the transaction has been conducted in accordance with any previous approval and that all required disclosures regarding the transaction are made.

As appropriate for the circumstances, the Nominating/Corporate Governance Committee will review and consider:

●	the interest of the officer, director, beneficial owner of more than 5% of our common stock, or any member of their immediate family (“Related Person”) in the Related Person Transaction;

●	the approximate dollar value of the amount involved in the Related Person Transaction;

●	the approximate dollar value of the amount of the Related Person’s interest in the transaction without regard to the amount of any profit or loss;

●	whether the transaction was undertaken in the ordinary course of our business;

●	whether the transaction with the Related Person is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party;

●	the purpose of, and the potential benefits to the transaction to us; and

●	any other information regarding the Related Person Transaction or the Related Person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The Nominating/Corporate Governance Committee will review all relevant information available to it about a Related Person Transaction. The Nominating/Corporate Governance Committee may approve or ratify the Related Person Transaction only if it determines that, under all of the circumstances, the transaction is in, or is not in conflict with, our best interests. The Nominating/Corporate Governance Committee may, in its sole discretion, impose such conditions as it deems appropriate on us or the Related Person in connection with approval of the Related Person Transaction.

A copy of our Related Person Transaction Policy can be found on our website at www.oncocyte.com.

Director Independence

Our Board of Directors has determined that Ronald Andrews, Andrew Arno, Andrew Last, and Cavan Redmond qualify as “independent,” and that Don M. Bailey, who served as a director until November 2107, qualified as “independent,” in accordance with Section 803(A) of the NYSE American Company Guide. The members of our Audit Committee meet the additional independence standards under Section 803(B)(2) of the NYSE American Company Guide and Section 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the members of our Compensation Committee meet the additional independence standards under Section 805(c)(1) of the NYSE American Company Guide. Our independent directors received no compensation or remuneration for serving as directors except as disclosed under “CORPORATE GOVERNANCE—Compensation of Directors.” None of these directors, nor any of the members of their families, have participated in any transaction with us that would disqualify them as “independent” directors under the standards described above.

William Annett does not qualify as independent because he is our full-time employee, Aditya Mohanty does not qualify as “independent” because within the past three years he received compensation from our former parent BioTime as an executive officer, and Alfred D. Kingsley does not qualify as “independent” because within the past three years he received compensation for serving as our Executive Chairman.

Item 14. Principal Accounting Fees and Services

OUM & Co., LLP (“OUM”) has served as our independent registered public accountants since the fourth quarter of 2015, and audited our annual financial statements for the fiscal years ended December 31, 2017 and 2016.

Audit Fees, Audit Related Fees, Tax Fees and Other Fees

The following table sets forth the aggregate fees billed to us during the fiscal years ended December 31, 2017 and 2016 by OUM:

	2017	2016
Audit Fees (1)	$201,228	$248,435
Audit Related Fees (2)	—	—
Tax Fees (3)	—	—
Total Fees	$201,228	$248,435

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of OncoCyte’s annual financial statements included in our Registration Statement on Form 10 and in our Annual Report on Form 10-K, and review of the interim financial statements included in our Registration Statement on Form 10 and our Quarterly Reports on Form 10-Q, as applicable, and services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to non-routine SEC filings.

(3)	Tax Fees were billed for services including assistance with tax compliance and the preparation of tax returns, tax consultation services, assistance in connection with tax audits and tax advice related to mergers, acquisitions and dispositions.

Pre-Approval of Audit and Permissible Non-Audit Services

Our Audit Committee requires pre-approval of all audit and non-audit services. Other than de minimis services incidental to audit services, non-audit services shall generally be limited to tax services such as advice and planning and financial due diligence services. All fees for such non-audit services must be approved by the Audit Committee, except to the extent otherwise permitted by applicable SEC regulations. The Committee may delegate to one or more designated members of the Committee the authority to grant pre-approvals, provided such approvals are presented to the Committee at a subsequent meeting. During 2017, 100% of the fees paid to OUM were approved by the Audit Committee or by our Board of Directors prior to the appointment of our Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a-1)

Financial Statements.

The following financial statements of OncoCyte Corporation are filed in the Form 10-K:

Balance Sheets

Statements of Operations

Statements of Comprehensive Loss

Statements of Shareholders’ Equity (Deficit)

Statements of Cash Flows

Exhibit Numbers	Exhibit Description
3.1	Articles of Incorporation with all amendments (1)

3.2	By-Laws, as amended (1)

4.1	Specimen of Common Stock Certificate (1)

4.2	Form of August 2016 Warrant (5)

4.3	Form of 2017 Warrant, Exercise Price $3.25 (7)

4.4	Form of 2017 Warrant, Exercise Price $5.50 (7)

4.5	Silicon Valley Bank Warrant (7)

4.6	Form of July 2017 Warrant, Exercise Price $5.50; five-year term (10)

4.7	Form of July 2017 Warrant, Exercise Price $3.25, five-year term (10)

4.8	Form of July 2017 Warrant, Exercise Price $3.25, two-year term (10)

4.9	Form of July 2017 Warrant, Exercise Price $5.50, two-year term (10)

10.1	Shared Facilities Agreement, dated October 8, 2009 between OncoCyte Corporation and BioTime, Inc. (1)

10.2	Form of Director/Consultant Option Agreement

10.3	Form of Employee Incentive Stock Option Agreement (1)

10.4	Employment Agreement, dated June 15, 2015, between OncoCyte Corporation and William Annett (1)

10.5	Employment Agreement, dated August 1, 2015, between OncoCyte Corporation and Kristine Mechem (1)

10.6	Registration Rights Agreement dated October 15, 2009 (1)

10.7	Amendment of Registration Rights Agreement, dated August 23, 2011 (1)

10.8	Second Amendment of Registration Rights Agreement, dated May 8, 2015 (1)

10.9	Third Amendment to Registration Rights Agreement, dated November 16, 2015 (2)

10.10	License Agreement, dated January 22, 2016, between OncoCyte Corporation and The Wistar Institute of Anatomy and Biology (Portions of this exhibit have been omitted pursuant to a request for confidential treatment)(3)

10.11	First Amendment to License Agreement, dated January 25, 2016, between OncoCyte Corporation and The Wistar Institute of Anatomy and Biology (3)

10.12	Second Amendment to License Agreement, dated January 25, 2016, between OncoCyte Corporation and The Wistar Institute of Anatomy and Biology (4)

10.13	Form of OncoCyte Corporation Securities Purchase Agreement (5)

10.14	Alternate Form of OncoCyte Corporation Securities Purchase Agreement (5)

10.15	Employment Agreement, dated November 1, 2016, between OncoCyte Corporation and Lyndal Hesterberg (7)

10.16	Form of Warrant Exercise Agreement (6)

10.17	Form of Alternate Warrant Exercise Agreement (6)

10.18	Loan and Security Agreement, dated February 21, 2017, between OncoCyte Corporation and Silicon Valley Bank (7)

10.19	Employment Termination and Release Agreement, dated February 27, 2017, between OncoCyte Corporation and Karen Chapman (8)

10.20	2017 Amendment to 2010 Stock Option Plan (9)

10.21	Form of July 2017 Warrant Exercise Agreement (July 2017 Warrant for 100% of shares received on exercise of Original Warrant, at $5.50 exercise price with five-year term) (10)

10.22	Form of July 2017 Warrant Exercise Agreement (July 2017 Warrant for 50% of shares received on exercise of Original Warrant, at $3.25 exercise price with five-year term) (10)

10.23	Form of July 2017 Warrant Exercise Agreement (July 2017 Warrant for 50% of shares received on exercise of Original Warrant, at $3.25 exercise price with two-year term, and July 2017 Warrant for 50% of shares received on exercise of Original Warrant, at $5.50 exercise price with two-year term) (10)

10.24	Employment Agreement, dated November 15, 2017, between OncoCyte Corporation and Mitchell Levine (11)

10.25	Employment Agreement, dated August 31, 2017, between OncoCyte Corporation and Michael Vicari(11)

23.1	Consent of OUM & Co. LLP(11)

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification *

101	Interactive Data Files

101.INS	XBRL Instance Document(11)

101.SCH	XBRL Taxonomy Extension Schema(11)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(11)

101.DEF	XBRL Taxonomy Extension Definition Document(11)

101.LAB	XBRL Taxonomy Extension Label Linkbase(11)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(11)

(1)	Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015.

(2)	Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) A-1 filed with the Securities and Exchange Commission on December 29, 2015.

(3)	Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016.

(4)	Incorporated by reference to OncoCyte Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2016.

(5)	Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2016.

(6)	Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2017.

(7)	Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017.

(8)	Incorporated by reference to OncoCyte Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2017.

(9)	Incorporated by reference to Registration Statement on Form S-8, File Number 333-219109 filed with the Securities and Exchange Commission on June 30, 2017.

(10)	Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017.

(11)	Previously filed with OncoCyte’s Annual Report on Form 10-K for the year ended December 31, 2017.

*	Filed herewith.

Item 16. Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April 2018.

ONCOCYTE CORPORATION

By:	/s/ William Annett
William Annett
President and Chief Executive Officer

