Form 10-Q
period 2018-03-31
OncoCyte Corp
filed 2018-05-15
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

(510) 775-0515

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 10, 2018, there were outstanding 39,405,066 shares of common stock, no par value.

PART 1—FINANCIAL INFORMATION

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

Item 1. Financial Statements

ONCOCYTE CORPORATION

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2018 (unaudited)	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,612	$7,600
Marketable equity securities	950	760
Prepaid expenses and other current assets	492	168
Total current assets	14,054	8,528

NONCURRENT ASSETS
Intangible assets, net	686	746
Equipment and furniture, net	722	822
Deposits	120	120
TOTAL ASSETS	$15,582	$10,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Amount due to BioTime and affiliates	$2,105	$2,099
Accounts payable	307	175
Accrued expenses and other current liabilities	1,909	1,042
Loan payable, current	800	800
Capital lease liability, current	346	338
Total current liabilities	5,467	4,454

LONG-TERM LIABILITIES
Loan payable, net of deferred financing costs, noncurrent	893	1,070
Capital lease liability, noncurrent	200	289
TOTAL LIABILITIES	6,560	5,813

Commitments and contingencies (see Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value, 50,000 shares authorized; 37,818 and 31,452 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	68,366	59,968
Accumulated other comprehensive loss	-	(888)
Accumulated deficit	(59,344)	(54,677)
Total stockholders’ equity	9,022	4,403
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,582	$10,216

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONCOCYTE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
EXPENSES
Research and development	$1,461	$1,834
General and administrative	1,787	2,043
Sales and marketing	658	655
Total operating expenses	3,906	4,532

Loss from operations	(3,906)	(4,532)

OTHER INCOME (EXPENSES), NET
Interest expense, net	(60)	(13)
Unrealized gain on marketable equity securities	190	-
Other expense, net	(2)	(159)
Total other income (expenses), net	128	(172)

NET LOSS	$(3,778)	$(4,704)

Net loss per share: basic and diluted	$(0.12)	$(0.16)

Weighted average common shares outstanding: basic and diluted	31,676	28,965

The accompanying notes are an integral part of these unaudited condensed financial statements.

4

ONCOCYTE CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017

NET LOSS	$(3,778)	$(4,704)

Other comprehensive loss, net of tax:
Realized loss on sale of available-for-sale securities	-	155
Unrealized loss on available-for-sale securities	-	(82)
COMPREHENSIVE LOSS	$(3,778)	$(4,631)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONCOCYTE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,778)	$(4,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	103	67
Amortization of intangible assets	61	61
Stock-based compensation	346	350
Loss on sale of BioTime shares	-	159
Unrealized gain on BioTime shares	(190)	-
Warrants issued to certain shareholders as inducement of exercise of warrants	-	1,084
Amortization of debt issuance costs	23	3
Changes in operating assets and liabilities:
Amount due to BioTime and affiliates	7	(244)
Prepaid expenses and other current assets	(324)	(166)
Accounts payable and accrued liabilities	999	100
Net cash used in operating activities	(2,753)	(3,290)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of BioTime shares	-	502
Purchase of equipment	(5)	(16)
Net cash provided by (used in) investing activities	(5)	486

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	51	16
Proceeds from exercise of warrants	-	2,031
Proceeds from sale of common shares	8,000	-
Proceeds from issuance of loan payable, net of financing costs	-	1,982
Repayment of loan payable	(200)	-
Repayment of capital lease obligations	(81)	(47)
Net cash provided by financing activities	7,770	3,982

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,012	1,178
CASH AND CASH EQUIVALENTS:
At beginning of the period	7,600	10,174
At end of the period	$12,612	$11,352

The accompanying notes are an integral part of these unaudited interim financial statements.

ONCOCYTE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization, Description of the Business and Liquidity

OncoCyte Corporation (“OncoCyte”) is a developer of novel, non-invasive blood-based tests for the early detection of cancer. It is focused on developing molecular cancer diagnostics utilizing a discovery platform that focuses on identifying genetic markers that are differentially expressed in certain types of cancers. OncoCyte efforts have focused on developing diagnostic tests for use in detecting lung, bladder, and breast cancers. OncoCyte is currently devoting substantially all of its efforts on developing its lung cancer diagnostic test DetermaVu™.

OncoCyte was incorporated in 2009 in the state of California and was formerly a majority-owned subsidiary of BioTime, Inc. (“BioTime”), a publicly traded, clinical-stage, biotechnology company targeting degenerative diseases primarily in the fields of ophthalmology, aesthetics and cell/drug delivery. Beginning on February 17, 2017, OncoCyte ceased to be a subsidiary of BioTime for financial reporting purposes when BioTime’s percentage ownership of outstanding OncoCyte common stock declined below 50% as a result of the issuance of additional OncoCyte common stock to certain investors who exercised OncoCyte stock purchase warrants (see Note 6).

Basis of presentation

The unaudited condensed interim financial statements presented herein, and discussed below, have been prepared on a stand-alone basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission (the “SEC”). In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted. The condensed balance sheet as of December 31, 2017 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in OncoCyte’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2017.

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

To the extent OncoCyte does not have its own office and laboratory facilities, employees, or human resources for its operations, BioTime provides certain OncoCyte with use of its facilities and employees for administrative or operational services, as necessary, for the benefit of OncoCyte under the terms of a Shared Facilities and Services Agreement (the “Shared Facilities Agreement”). See Note 4. Accordingly, BioTime allocates expenses such as salaries and payroll related expenses incurred and paid on behalf of OncoCyte based on the amount of time that particular employees devote to OncoCyte affairs. Other expenses such as legal, accounting, human resources, marketing, travel, and entertainment expenses are allocated to OncoCyte to the extent that those expenses are incurred by or on behalf of OncoCyte. BioTime also allocates certain overhead expenses such as facilities rent and utilities, property taxes, insurance, internet and telephone expenses based on a percentage determined by management. Overhead allocations are made based upon allocation drivers such as percentage of square feet of office or laboratory space used, and percentage of personnel devoted to OncoCyte’s operations or management. See Note 2. Management evaluates the appropriateness of the percentage allocations on a periodic basis and believes that this basis for allocation is reasonable.

OncoCyte previously granted stock options to employees of BioTime, or employees of other BioTime subsidiaries who perform services for OncoCyte, and OncoCyte recorded stock-based compensation expense in the accompanying condensed statements of operations for the services performed in the periods presented.

Liquidity

Since inception, OncoCyte has financed its operations through the sale of common stock and warrants, warrant exercises, a bank loan, and sales of BioTime common shares that it holds as marketable equity securities. BioTime also provided OncoCyte with the use of BioTime facilities and services under a Shared Facilities Agreement as described in Note 4. OncoCyte has incurred operating losses and negative cash flows since inception, and had an accumulated deficit of $59.3 million as March 31, 2018. OncoCyte expects to continue to incur operating losses and negative cash flows for the near future.

At March 31, 2018, OncoCyte had $12.6 million of cash and cash equivalents and held BioTime common shares as marketable equity securities valued at $950,000, and OncoCyte received an additional $2.0 million on May 10, 2018 from a private placement of its common stock conducted in March 2018. OncoCyte believes that its current cash, cash equivalents and marketable equity securities is sufficient to carry out current operations through at least twelve months from the issuance date of the financial statements included in this Report. OncoCyte has a plan to reduce cash expenditures while OncoCyte continues to devote substantially all of its research and development resources to the completion of the development of DetermaVu™.

As part of this plan, OncoCyte will reduce staffing not required for the development or clinical validation of DetermaVu™. This staff reduction will include a small number of research and development and sales and marketing employees and consultants, and OncoCyte will offer sabbatical packages to some of its senior marketing and sales executives. OncoCyte’s Chief Executive Officer and Chief Financial Officer are also expected to accept salary reductions as part of the plan although the amount and duration of any such salary reductions have not yet been determined.

While OncoCyte may determine to build its own integrated commercial organization if it successfully completes the development of DetermaVu™, OncoCyte will need to raise additional capital for that purpose. OncoCyte may also explore a range of other commercialization options in order to reduce capital needs and the risks associated with the timelines and uncertainty for attaining the Medicare and commercial reimbursement approvals that will be essential for the successful commercialization of DetermaVu™ and any other diagnostic tests that OncoCyte may develop. Those alternative arrangements could include marketing arrangements with other diagnostic companies through which OncoCyte might receive a royalty on sales, or through which it might form a joint venture to market DetermaVu™ and share in net revenues.

Delays in the development of DetermaVu™ could prevent OncoCyte from raising sufficient additional capital to finance the completion of development and commercial launch of DetermaVu™ or other cancer diagnostic tests. Even if OncoCyte is successful in completing the development of DetermaVu™, investors may be reluctant to provide OncoCyte with capital until DetermaVu™ is approved for reimbursement by Medicare or private payers. The unavailability or inadequacy of financing or revenues to meet future capital needs could force OncoCyte to modify, curtail, delay, or suspend some or all aspects of planned operations. Sales of additional equity securities could result in the dilution of the interests of its shareholders. OncoCyte cannot assure that adequate financing will be available on favorable terms, if at all.

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

Accounting for BioTime shares

OncoCyte accounts for the BioTime shares it holds as marketable equity securities in accordance with ASC 320-10-25, Investments – Debt and Equity Securities, as amended by Accounting Standards Update (“ASU”) 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, as the shares have a readily determinable fair value quoted on the NYSE American and are held principally to meet future working capital purposes, as necessary. The securities are measured at fair value and reported as current assets on the balance sheet based on the closing trading price of the security as of the date being presented.

Beginning on January 1, 2018, with the adoption of ASU 2016-01 discussed below, these securities are now called “marketable equity securities” and unrealized holding gains and losses on these securities are reported in the statements of operations in other income and expenses, net. Prior to January 1, 2018 and the adoption of ASU 2016-01, these securities were called “available-for-sale securities” and unrealized holding gains and losses were reported in other comprehensive income or loss, net of tax, and were a component of the accumulated other comprehensive income or loss on the balance sheet. Realized gains and losses are included in other income and expenses, net, in the statements of operations.

On January 1, 2018, in accordance with the adoption of ASU 2016-01, OncoCyte recorded a cumulative-effect adjustment for these available-for-sale-securities to reclassify the unrealized loss of $888,000 included in accumulated other comprehensive loss to the accumulated deficit balance. For the three months ended March 31, 2018, OncoCyte recorded an unrealized gain of $190,000 included in other income and expenses, net, due to the increase in fair market value of the marketable equity securities from December 31, 2017 to March 31, 2018.

In March 2017, OncoCyte sold 141,844 shares of BioTime stock for net proceeds of $502,000 and used those proceeds to pay down amounts due to BioTime and affiliates (see Note 5). OncoCyte recognized a $155,000 loss from the sale of the BioTime shares included in other income and expenses, net, for the three months ended March 31, 2017.

As of March 31, 2018, OncoCyte held 353,264 BioTime common shares as marketable equity securities with a fair market value of $950,000. Any proceeds from the sale of BioTime shares may be used by OncoCyte to pay amounts owed to BioTime and its affiliates or for working capital purposes (see Note 5).

Net loss per common share

All potentially dilutive common stock equivalents are antidilutive because OncoCyte reported a net loss for all periods presented. The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended March 31, (Unaudited)
	2018	2017
Stock options	3,347	3,263
Warrants	2,779	3,049

Recently Issued Accounting Pronouncements Not Yet Adopted.

The recently issued accounting pronouncements applicable to OncoCyte that are not yet effective should be read in conjunction with the recently issued accounting pronouncements, as applicable and disclosed in OncoCyte’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2017.

3. Selected Balance Sheet Components

Accrued expenses and other current liabilities

As of March 31, 2018 and December 31, 2017, accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2018 (Unaudited)	December 31, 2017
Accrued compensation	$700	$636
Accrued vendors and other expenses	1,209	406
Accrued expenses and other current liabilities	$1,909	$1,042

Intangible assets, net

As of March 31, 2018 and December 31, 2017, intangible assets, consisting primarily of acquired patents, patent applications, and licenses to use certain patents, were as follows (in thousands):

	March 31, 2018 (Unaudited)	December 31, 2017
Intangible assets	$2,419	$2,419
Accumulated amortization	(1,733)	(1,673)
Intangible assets, net	$686	$746

Amortization expense amounted to $61,000 in each of the three month periods ended March 31, 2018 and 2017.

Equipment and furniture, net

As of March 31, 2018 and December 31, 2017, equipment and furniture were comprised of the following (in thousands):

	March 31, 2018 (Unaudited)	December 31, 2017
Equipment and furniture	$1,348	$1,479
Accumulated depreciation	(626)	(657)
Equipment and furniture, net	$722	$822

Depreciation expense amounted to $103,000 and $67,000 for the three months ended March 31, 2018 and 2017, respectively.

4. Related Party Transactions

Shared Facilities Agreement

On October 8, 2009, OncoCyte and BioTime executed the Shared Facilities Agreement. Under the terms of the Shared Facilities Agreement, BioTime will allow OncoCyte to use its premises and equipment located at Alameda, California for the sole purpose of conducting business. BioTime will also provide accounting, billing, bookkeeping, payroll, treasury, payment of accounts payable, and other similar administrative services to OncoCyte. BioTime may also provide the services of attorneys, accountants, and other professionals who may also provide professional services to BioTime and its other subsidiaries. BioTime will also provide OncoCyte with the services of its laboratory and research personnel, including BioTime employees and contractors, for the performance of research and development work for OncoCyte at the premises.

BioTime charges OncoCyte a Use Fee for services received and usage of facilities, equipment, and supplies. For each billing period, BioTime prorates and allocates costs incurred, as applicable, to OncoCyte, such costs include services of Bio Time employees, equipment, insurance, lease, professional, software, supplies and utilities. Allocation depends on key cost drivers including actual documented use, square footage of facilities used, time spent, costs incurred by or for OncoCyte, or upon proportionate usage by BioTime and OncoCyte, as reasonably estimated by BioTime (collectively “Use Fees”). BioTime, at its discretion, has the right to charge OncoCyte a 5% markup on such allocated costs.

The Use Fee is determined and invoiced to OncoCyte on a quarterly basis for each calendar quarter of each calendar year. If the Shared Facilities Agreement terminates prior to the last day of a billing period, the Use Fee will be determined for the number of days in the billing period elapsed prior to the termination of the Shared Facilities Agreement. Each invoice will be payable in full by OncoCyte within 30 days after receipt. Any invoice, or portion thereof, not paid in full when due will bear interest at the rate of 15% per annum until paid, unless the failure to make a payment is due to any inaction or delay in making a payment by BioTime employees from OncoCyte funds available for such purpose, rather than from the unavailability of sufficient funds legally available for payment or from an act, omission, or delay by any employee or agent of OncoCyte. Through March 31, 2018, BioTime has not charged OncoCyte any interest.

In addition to the Use Fees, OncoCyte will reimburse BioTime for any out of pocket costs incurred by BioTime for the purchase of office supplies, laboratory supplies, and other goods and materials and services for the account or use of OncoCyte, provided that invoices documenting such costs are delivered to OncoCyte with each invoice for the Use Fee. BioTime has no obligation to purchase or acquire any office supplies or other goods and materials or any services for OncoCyte, and if any such supplies, goods, materials or services are obtained for OncoCyte, BioTime may arrange for the suppliers thereof to invoice OncoCyte directly.

The Shared Facilities Agreement will remain in effect, unless either party gives the other party written notice stating that the Shared Facilities Agreement will terminate on December 31 of that year, or unless the agreement otherwise is terminated under another provision of the agreement.

In the aggregate, BioTime allocated and charged OncoCyte $73,000 and $79,000 of Use Fees included in general and administrative expenses and Use Fees of $220,000 and $317,000 included in research and development expenses for the three months ended March 31, 2018 and 2017, respectively. Use Fees of $98,000 in sales and marketing expenses are included in OncoCyte’s statements of operations during the three months ended March 31, 2018. There were no Use Fees allocated to sales and marketing expenses during the three months ended March 31, 2017.

As of March 31, 2018 and December 31, 2017, OncoCyte had $2.1 million outstanding and payable to BioTime and affiliates included in current liabilities on account of Use Fees under the Shared Facilities Agreement. Since those amounts are due and payable within 30 days of being invoiced, the payables are classified as current liabilities for all periods presented.

The minimum fixed payments due under the Shared Facilities Agreement are approximately $131,000 per month.

5. Loan Payable to Silicon Valley Bank

On February 21, 2017, OncoCyte entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) pursuant to which OncoCyte borrowed $2.0 million on March 23, 2017. Payments of interest only on the principal balance were due monthly from the draw date through October 31, 2017, and, beginning on November 1, 2017, monthly payments of principal of approximately $67,000 plus interest are due and payable. The outstanding principal balance of the loan bears interest at a stated floating annual interest rate equal to the greater of (i) three-quarters of one percent (0.75%) above the prime rate or (ii) four and one-quarter percent (4.25%). As of March 31, 2018, the latest published prime rate plus 0.75% was 5.50% per annum.

The outstanding principal amount plus accrued interest will be due and payable to the Bank at maturity on April 1, 2020. At maturity, OncoCyte will also pay the Bank an additional final payment fee of 5.8% of the original principal borrowed. OncoCyte accrued the $116,000 final payment fee included in the loan payable as a deferred financing cost on the March 23, 2017 draw date.

OncoCyte may prepay in full the outstanding principal balance at any time, subject to a prepayment fee equal to 2.0% of the outstanding principal balance if prepaid on or before February 21, 2019, or 1.0% of the outstanding principal balance if prepaid after February 21, 2019. Any amounts borrowed and repaid may not be reborrowed. There are no amounts available to be borrowed on the Loan Agreement.

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

Bank Warrants

On February 21, 2017, and in conjunction with the $2.0 million becoming available under the Loan Agreement, OncoCyte issued common stock purchase warrants to the Bank (the “Bank Warrants”) entitling the Bank to purchase shares of OncoCyte common stock in tranches related to the availability and borrowing of loan funds under the Loan Agreement. In conjunction with the availability of the loan, the Bank was issued warrants to purchase 8,247 shares of OncoCyte common stock at an exercise price of $4.85 per share, through February 21, 2027. On March 23, 2017, in conjunction with borrowing $2 million, the Bank was issued warrants to purchase an additional 7,321 shares at an exercise price of $5.46 per share, through March 23, 2027. The Bank may elect to exercise the Bank Warrants on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the applicable tranche is being exercised by (A) the excess of the fair market value of the common stock over the applicable exercise price, divided by (B) the fair market value of the common stock. The fair market value of the common stock will be the last closing or sale price on a national securities exchange, interdealer quotation system, or over-the-counter market.

The Bank Warrants are classified as equity since, among other factors, they are not mandatorily redeemable, cannot be settled in cash or other assets and require settlement by issuing a fixed number of shares of common stock of OncoCyte. OncoCyte determined the fair value of the Bank Warrants using the Black-Scholes option pricing model to be approximately $62,000, which was recorded as a deferred financing cost against the loan payable balance. Aggregate deferred financing costs of $196,000, recorded against the loan payable balance, are amortized to interest expense over the term of the loan using the effective interest method. As of March 31, 2018, unamortized deferred financing costs were $90,000.

6. Shareholders’ Equity

Preferred Stock

OncoCyte is authorized to issue 5,000,000 shares of no par value preferred stock. As of March 31, 2018, no preferred shares were issued or outstanding.

Common Stock

OncoCyte has up to 50,000,000 shares of no par value common stock authorized.

On March 28, 2018, OncoCyte entered into a securities purchase agreement with two accredited investors. The agreement provides for the private placement of 7,936,508 shares of OncoCyte’s common stock for $1.26 per share, for total gross proceeds of $10.0 million before deducting offering expenses. Of this amount, as of March 31, 2018, OncoCyte has received $8.0 million in gross proceeds from the sale of 6,349,206 shares of common stock, and one of the investors irrevocably committed in the agreement to pay to OncoCyte an additional $2.0 million on or prior to April 30, 2018, for the purchase of an additional 1,587,302 shares of common stock, which OncoCyte received on May 10 2018. The agreement contains certain registration rights. The investors are Broadwood Partners, L.P. and George Karfunkel, who beneficially own more than 5% of OncoCyte’s outstanding common stock.

As of March 31, 2018, and December 31, 2017, OncoCyte had 37,817,764 and 31,451,558 issued and outstanding common shares, respectively.

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

On July 21, 2017, OncoCyte entered into three forms of Warrant Exercise Agreements (each, an “Exercise Agreement”) with certain holders of the 2016 Warrants providing for the cash exercise of their 2016 Warrants and the issuance of new warrants (the “July 2017 Warrants”) to them.

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

As of March 31, 2018, OncoCyte has an aggregate of 2,779,221 warrants issued and outstanding at exercise prices ranging from $3.25 and $5.50 per warrant.

Stock option exercises

During the three months ended March 31, 2018, 17,000 shares of common stock were issued upon the exercise of stock options, from which OncoCyte received approximately $51,000 in cash proceeds.

7. Stock-based Compensation

Options Granted

OncoCyte has adopted a 2010 Stock Option Plan (the “Plan”) under which 5,200,000 shares of common stock are authorized for the grant of stock options or the sale of restricted stock. The Plan also permits OncoCyte to issue such other securities as its Board of Directors or the Compensation Committee administering the Plan may determine.

A summary of OncoCyte stock option activity under the Plan and related information follows (in thousands except weighted average exercise price):

Options	Shares Available for Grant (unaudited)	Number of Options Outstanding (unaudited)	Weighted Average Exercise Price (unaudited)
December 31, 2017	1,384	3,390	$3.25
Options granted	-	-	-
Options exercised	-	(17)	3.00
Options forfeited and canceled	26	(26)	4.29
March 31, 2018	1,410	3,347	$3.24
Exercisable at March 31, 2018		2,097	$2.70

There were no options granted during the three months ended March 31, 2018.

OncoCyte recorded stock-based compensation expense in the following categories on the accompanying statements of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31, (Unaudited)
	2018		2017
Research and development	$(78	)(1)	$205
General and administrative	256		145
Sales and marketing	168		-
Total stock-based compensation expense	$346		$350

(1) The negative stock-based compensation expense is primarily attributable to the decrease in the OncoCyte stock price from $4.65 per share at December 31, 2017 to $2.10 per share at March 31, 2018 for consultant stock options which require mark to market adjustment each quarter for unvested shares.

The assumptions that were used to calculate the grant date fair value of OncoCyte’s employee and non-employee stock option grants for the three months ended March 31, 2018 and 2017 were as follows.

	2018 (unaudited)	2017 (unaudited)
Expected life (in years)	8.00	6.53
Risk-free interest rates	2.81%	2.11%
Volatility	72.70%	57.29%
Dividend yield	-%	-%

With the adoption of ASU 2016-09, effectively January 1, 2017, forfeitures are accounted for as they occur instead of based on the number of awards that were expected to vest.

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If OncoCyte had made different assumptions, its stock-based compensation expense and net loss for the three months ended March 31, 2018 and 2017 may have been significantly different.

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

9. Commitments and Contingencies

OncoCyte has certain commitments other than those under the Shared Facilities.

Master Lease Line Agreement

On April 7, 2016, OncoCyte entered into a Master Lease Line Agreement (“Lease Agreement”) with an unrelated financing company for the purchase and financing of certain equipment. OncoCyte may use up to $881,000, as amended, for purchases of equipment financed under the Lease Agreement through April 2017. Each lease schedule OncoCyte enters into under Lease Agreement must be in minimum increments of $50,000 each with a 36-month lease term, collateralized by the equipment financed under the lease schedule. Each lease schedule requires a deposit for the first and last payment under that schedule. Monthly payments will be determined using a lease factor approximating an interest rate of 10% per annum. At the end of each lease schedule under Lease Agreement, assuming no default has occurred, OncoCyte may either return the equipment financed under the schedule for a restocking fee of 7.5% of the original cost of the equipment or purchase the equipment from the financing company at a fair value not less than 12.5% of the original cost of the equipment.

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

OncoCyte has accounted for these leases as a capital lease in accordance with ASC 840, Leases , due to the net present value of the payments under the lease approximating the fair value of the equipment at inception of the lease. The payments under the lease schedules will be amortized to capital lease obligations and interest expense using the interest method at an imputed rate of approximately 10% per annum.

On May 11, 2017, OncoCyte entered into another Master Lease Line Agreement (“Lease Agreement No. 2”) with the same finance company above and similar terms. OncoCyte may use up to $900,000 for purchases of equipment financed under Lease Agreement No. 2 through October 28, 2018. As of March 31, 2018, $820,000 under Lease Agreement No. 2 was available to OncoCyte.

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

Indemnification

In the normal course of business, OncoCyte may provide indemnification of varying scope under OncoCyte’s agreements with other companies or consultants, typically OncoCyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, OncoCyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of OncoCyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to OncoCyte’s diagnostic tests. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments OncoCyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, OncoCyte has not been subject to any claims or demands for indemnification. OncoCyte also maintains various liability insurance policies that limit OncoCyte’s financial exposure. As a result, OncoCyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, OncoCyte has not recorded any liabilities for these agreements as of March 31, 2018 and December 31, 2017.

10. Subsequent Event

On May 14, 2018, OncoCyte’s Board of Directors determined that, as a part of a cost savings plan, certain executives will be offered a sabbatical without pay in lieu of being included in a reduction in staff. If those executives were to decline the offered sabbatical and OncoCyte were to terminate their employment, OncoCyte would incur a total of approximately $200,000 in severance compensation payments under the terms of their employment agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements about any of the following: any projections of earnings, revenue, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans, and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While OncoCyte may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the OncoCyte estimates change and readers should not rely on those forward-looking statements as representing OncoCyte views as of any date subsequent to the date of the filing of this Quarterly Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and OncoCyte can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of OncoCyte. A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in this Form 10-Q, our Form 10-K, as amended, for the year ended December 31, 2017, and our other reports filed with the SEC from time to time.

The following discussion should be read in conjunction with OncoCyte’s interim condensed financial statements and the related notes provided under “Item 1- Financial Statements” above.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses and analyzes data in our unaudited condensed interim financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual conditions may differ from our assumptions and actual results may differ from our estimates.

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2017, except as follows:

Accounting for BioTime shares

We account for the BioTime shares we hold as marketable equity securities in accordance with ASC 320-10-25, Investments – Debt and Equity Securities, as amended by Accounting Standards Update (“ASU”) 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, as the shares have a readily determinable fair value quoted on the NYSE American and are held principally to meet future working capital purposes, as necessary. The securities are measured at fair value and reported as current assets on the balance sheet based on the closing trading price of the security as of the date being presented.

Beginning on January 1, 2018, with the adoption of ASU 2016-01, these securities are now called “marketable equity securities” and unrealized holding gains and losses on these securities are reported in the statements of operations in other income and expenses, net. Prior to January 1, 2018 and the adoption of ASU 2016-01, these securities were called “available-for-sale securities” and unrealized holding gains and losses were reported in other comprehensive income or loss, net of tax, and were a component of the accumulated other comprehensive income or loss on the balance sheet. Realized gains and losses are included in other income and expenses, net, in the statements of operations.

On January 1, 2018, in accordance with the adoption of ASU 2016-01, we recorded a cumulative-effect adjustment for these available-for-sale-securities to reclassify the unrealized loss of $888,000 included in accumulated other comprehensive loss to accumulated deficit. For the three months ended March 31, 2018, we recorded an unrealized gain of $190,000 included in other income and expenses, net, due to the increase in fair market value of the marketable equity securities from December 31, 2017 to March 31, 2018.

See Note 2 of our condensed financial statements included elsewhere in this Report.

Results of Operations

Comparison of three months ended March 31, 2018 and 2017

The following table shows our operating expenses for the three months ended March 31, 2018 and 2017 (in thousands).

	Three Months Ended March 31,		$ Increase/	% Increase/
	2018	2017	(Decrease)	Decrease
Research and development expenses	$1,461	$1,834	$(373)	-20.3%
General and administrative expenses	1,787	2,043	(256)	-12.5%
Sales and marketing expenses	658	655	3	0.5%

Research and development expenses

The decrease in research and development expenses for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, is primarily attributable to a decrease in compensation and related expenses of $431,000, of which $283,000 was attributable to a decrease in stock based compensation expense. This decrease was principally due to reduced bonuses no stock option grants for 2017 performance. The reduction in stock-based compensation expense was also attributable to the decrease in OncoCyte stock price from $4.65 per share at December 31, 2017 to $2.10 per share at March 31, 2018 for consultant stock options which require mark to market adjustment each quarter for unvested shares.

We expect to continue to incur a significant amount of research and development expenses during the foreseeable future.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2018 decreased by $256,000 in comparison to the comparable period in 2017. This decrease is attributable to a $1.1 million shareholder noncash expense recorded for the three months ended March 31, 2017 for the issuance of certain warrants in February 2017. The decrease was partially offset by an increase of $564,000 in legal, compliance and business development costs, and $139,000 in compensation related expenses, which includes $111,000 in noncash stock-based compensation expense primarily related to stock options granted to an executive hired in the fourth quarter of 2017.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2018 were relatively unchanged from the comparative period in 2017 due to decreases that were substantially offset by increases as follows: a decrease of $283,000 in consulting and marketing expenses, offset by an increase of $168,000 in stock based compensation expense and a $98,000 increase in sales and marketing expenses allocated to us by BioTime for overhead costs.

Income taxes

Due to the losses incurred for all periods presented, we did not record any provision or benefit for income taxes for any period presented.

A valuation allowance will be provided when it is more likely than not that some portion of the deferred tax assets will not be realized. We established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets.

Liquidity and Capital Resources

Since inception, we have financed our operations through the sale of our common stock and warrants, warrant exercises, a bank loan, and sales of BioTime common shares that we hold as marketable equity securities. BioTime also provided OncoCyte with the use of BioTime facilities and services under a Shared Facilities Agreement as described in Note 4 to the condensed interim financial statements included elsewhere in this Report. We have incurred operating losses and negative cash flows since inception, and had an accumulated deficit of $59.3 million as March 31, 2018. We expect to continue to incur operating losses and negative cash flows for the near future.

At March 31, 2018, we had $12.6 million of cash and cash equivalents and held BioTime common shares as marketable equity securities valued at $950,000, and we received an additional $2.0 million on May 10, 2018 from a private placement of our common stock conducted in March 2018. We believe that our current cash, cash equivalents and marketable equity securities is sufficient to carry out our current operations through at least twelve months from the issuance date of the financial statements included in this Report. We have a plan to reduce our cash expenditures while we continue to devote substantially all of our research and development resources to the completion of the development of DetermaVu™.

As part of our plan, we will reduce staffing not required for the development or clinical validation of DetermaVu™. This staff reduction will include a small number of research and development and sales and marketing employees and consultants, and we will offer sabbatical packages to some of our senior marketing and sales executives. Our Chief Executive Officer and Chief Financial Officer are also expected to accept salary reductions as part of the plan although the amount and duration of any such salary reductions have not yet been determined.

While we may determine to build our own integrated commercial organization if we successfully complete the development of DetermaVu™, we will need to raise additional capital for that purpose. We may also explore a range of other commercialization options in order to reduce our capital needs and the risks associated with the timelines and uncertainty for attaining the Medicare and commercial reimbursement approvals that will be essential for the successful commercialization of DetermaVu™ and any other diagnostic tests that we may develop. Those alternative arrangements could include marketing arrangements with other diagnostic companies through which we might receive a royalty on sales, or through which we might form a joint venture to market DetermaVu™ and share in net revenues.

Delays in the development of DetermaVu™ could prevent us from raising sufficient additional capital to finance the completion of development and commercial launch of DetermaVu™ or any other cancer diagnostic tests. Even if we are successful in completing the development of DetermaVu™, investors may be reluctant to provide us with capital until DetermaVu™ is approved for reimbursement by Medicare or private payers. The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Sales of additional equity securities could result in the dilution of the interests of our shareholders. We cannot assure that adequate financing will be available on favorable terms, if at all.

Cash used in operations

During the three months ended March 31, 2018 and 2017, our total research and development expenses were $1.5 million and $1.8 million, respectively, our general and administrative expenses were $1.8 million and $2.0 million, respectively, and our sales and marketing expenses were $658,000 and $655,000, respectively. Net loss for the three months ended March 31, 2018 amounted to $3.8 million and net cash used in operating activities amounted to $2.8 million. The amount by which our net loss exceeded net cash used in our operating activities during the three months ended March 31, 2018 is primarily due to the following noncash items: $346,000 in stock-based compensation, $190,000 unrealized gain on BioTime shares held as marketable equity, $164,000 in depreciation and amortization expenses, and $23,000 in amortization of debt issuance costs. Changes in working capital amounted to an approximate $682,000 as a source of cash.

Cash used in investing activities

During the three months ended March 31, 2018, cash used for investing activities was insignificant.

Cash provided by financing activities

During the three months ended March 31, 2018, we received $8.0 million in cash proceeds from the sale of 6,349,206 shares of our common stock in a private offering and received $51,000 from exercise of stock options. These cash inflows were offset by $281,000 used to repay the loan payable and capital lease obligations during the first quarter of 2018.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our qualitative and quantitative market risk since the disclosure in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2017, except as follows:

Marketable equity securities at fair value

As of March 31, 2018, we held 353,264 BioTime common shares at fair value as marketable equity securities. Those shares are subject to changes in market value. BioTime common shares trade on the NYSE American under the ticker “BTX”. As of March 31, 2018, the 52 week high/low stock price per share range for BioTime was $3.44 to $2.15.

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

Item 1A. Risk Factors

Our business is subject to various risks, including those described below. You should consider the following risk factors, together with all of the other information included in this Report and the risks described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2017 and in our other filings with the Securities and Exchange Commission (the “SEC”), which could materially adversely affect our proposed operations, business prospects, and financial condition, and the value of an investment in our business. There may be other factors that are not mentioned here or of which we are not presently aware that could also affect our business operations and prospects.

Risks Related to Our Business Operations

We have incurred operating losses since inception and we do not know if we will attain profitability.

Since our inception in September 2009, we have incurred operating losses and negative cash flow and we expect to continue to incur losses and negative cash flows in the future. Our net losses for the three months ended March 31, 2018 and for the fiscal years ended December 31, 2017 and 2016 were $3.8 million, $19.4 million and $11.2 million, respectively, and we had an accumulated deficit of $59.3 million and $54.7 million as of March 31, 2018 and December 31, 2017, respectively. Since inception, we have financed our operations through sales of our common stock and warrants, loans from BioTime and BioTime affiliates, warrant exercises, a bank loan, and sale of BioTime common shares that we hold as marketable equity securities. Although BioTime may continue to provide administrative support to us on a reimbursable basis, there is no assurance that BioTime will provide future financing. There is no assurance that we will be able to obtain any additional financing that we may need, or that any such financing that may become available will be on terms that are favorable to us and our shareholders. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our success in developing and marketing or licensing our diagnostic tests and technology.

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

Due to the issues with the diagnostic testing platform, we are evaluating alternative diagnostic testing platforms for DetermaVu™. While further testing is needed, our initial results on a small set of blood samples indicate that two market-leading diagnostic testing platforms could be suitable for the further clinical development studies that are necessary for the commercialization of DetermaVuTM. We are continuing to evaluate alternative diagnostic testing platforms by doing a follow-on study utilizing a larger set of clinical samples. We expect to complete the process during the second quarter of 2018. After concluding this process, data will be available to determine which platform delivers the most accurate, consistent and robust test results while maintaining a reasonable cost of goods. If the results indicate that the chosen platform can produce consistent result in a commercial lab, we plan to complete product development on the selected platform by carrying out an R&D validation study followed by an analytical validation study, and if those studies are successfully completed, we plan to conduct a clinical validation study. Clinical validation is the final step prior to commercial launch of a diagnostic test, and we are targeting completion of a clinical validation study by the latter part of 2018. We have collected all the samples necessary for carrying out these studies. If these studies are completed successfully, we plan to commercialize or to arrangement for the commercialization of the test. Until we perform these studies, we will not know whether we can successfully complete the development of DetermaVu.™

We do not yet know the extent to which a resolution of the issue that has caused the delay in the clinical validation study will result in additional costs to us. In addition to a loss of productivity during the period of the delay, we could incur additional quality control costs and the cost of acquiring new diagnostic testing platform equipment and reagents and training our staff in the use of the new platform. Delays in the successful completion of the clinical validation study and commercialization of DetermaVu™ could prevent us from raising, when needed, sufficient additional capital to finance the completion of development and commercial launch of DetermaVu™ or the other cancer diagnostic tests that we are developing.

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

●	We are attempting to develop new medical diagnostic tests and technologies. The main focus of our business is on diagnostic tests for cancer. Our diagnostic tests are being developed through the use of blood and urine samples obtained in prospective and retrospective clinical trials involving humans, but none of our diagnostic tests have been used in medicine to diagnose cancer. Our technologies many not prove to be sufficiently efficacious to use in the diagnosis of cancer.

●	Some of our research could also have applications in new cancer therapeutics. None of our experimental therapeutic technologies have been applied in human medicine and have only been used in laboratory studies in vitro.

●	The experimentation we are doing is costly, time consuming, and uncertain as to its results. We incurred research and development expenses amounting to approximately $1.5 million, $7.2 million and $5.7 million during the three months ended March 31, 2018 and years ended December 31, 2017 and 2016, respectively. Since 2011, most of our research has been devoted to the development of our lead diagnostic tests to detect lung cancer, breast cancer, and bladder cancer.

●	If we are successful in developing a new technology or diagnostic test, refinement of the new technology or diagnostic test and definition of the practical applications and limitations of the technology or diagnostic test may take years and require the expenditure of large sums of money.

We will need to issue additional equity or debt securities in order to raise additional capital needed to pay our operating expenses.

●	We plan to continue to incur substantial research and development expenses and we anticipate that we will be incurring significant sales and marketing costs as we develop and commercialize our diagnostic test candidates. We will need to raise additional capital to pay operating expenses until we are able to generate sufficient revenues from diagnostic test sales, royalties, and license fees, and we will need to sell additional equity or debt securities to meet those capital needs.

●	Our ability to raise additional equity or debt capital will depend not only on progress made in developing our diagnostic tests and receiving reimbursement approval from Medicare and other third-party payors, but also will depend on access to capital and conditions in the capital markets. Obtaining Medicare reimbursement approval for a diagnostic test generally takes two to three years, and investors may be reluctant to provide us with capital until we obtain Medicare reimbursement approval for any diagnostic tests we develop. There is no assurance that we will be able to raise capital at times and in amounts needed to finance the development and commercialization of our diagnostic tests and general operations. Even if capital is available, it may not be available on terms that we or our shareholders would consider favorable.

●	Sales or other issuances of additional equity securities by us could result in the dilution of the interests of our shareholders.

We have limited capital, marketing, and sales resources and no distribution resources for the commercialization of any diagnostic tests that we might successfully develop.

If we are successful in developing marketable diagnostic tests, we will need to build our own marketing and sales capability, which will require the investment of significant financial and management resources to recruit, train, and manage a sales force. In the alternative, due to our limited capital resources, we may need to enter into marketing arrangements with other diagnostic companies for our diagnostic tests. Under such marketing arrangements we may license marketing rights to one or more other companies or to one or more joint venture companies formed to market our diagnostic tests, and we might receive only a royalty on sales of the diagnostic tests or an equity interest in a joint venture company. As a result, our revenues from the sale of those diagnostic tests may be substantially less than the amount of revenues and gross profits that we might receive if we were to market the diagnostic tests ourselves.

We are implementing a cost savings plan that will include a staff reduction that could delay our ability to commercialize our diagnostic tests, and we may explore a range of alternative options for commercialization.

We will be reducing our staff and exploring a range of options for commercializing our diagnostic tests while we are developing DetermaVu™ and during the post-development period during which we will be seeking Medicare and private payer reimbursement approval. This staff reduction could delay commercial availability or a full commercial launch of DetermaVu™ or could result in an acceleration of expenses to build a commercialization staff.

The goal of our plan is to reduce our cash expenditures, mainly in our commercial staffing, in order to focus our resources on the development of DetermaVu™ and extend the time frame in which we can operate without additional capital. As part of our plan, we will reduce some staffing not required for the development or clinical validation of DetermaVu™. As part of the staff reduction plan, we will offer sabbatical packages to our marketing and sales staff including some executives. Our sales and marketing executives may decline our sabbatical offer and instead may leave the company and receive the severance payments to which they are entitled under their employment agreements. The layoff of our sales and marketing staff and possible departure of our sales and marketing executives could delay or increase the expenses of some phases of our plans for commercializing DetermaVu™.

While we may elect to build our own integrated commercial organization if we successfully complete the development of DetermaVu™, we may also explore a range of other commercialization options in order to reduce our capital needs and the risks associated with the timelines and uncertainty for attaining Medicare and commercial reimbursement approval. These other options may include entering into arrangements with other companies for the commercialization of DetermaVu™ or other diagnostic tests that we may develop, or pursuing other business development opportunities. There is no assurance that we will be able to make alternative arrangements for the commercialization of any diagnostic tests that we may develop.

You may experience dilution of your ownership interests if we issue additional shares of common stock or preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 55,000,000 shares of capital stock consisting of 50,000,000 shares of common stock and 5,000,000 “blank check” shares of preferred stock. At March 20, 2018, there were 37,817,764 shares of common stock outstanding, 2,779,221 shares of common stock reserved for exercise of warrants and 3,347,535 shares of common stock reserved for issuance upon the exercise of options under our employee stock option plan. No shares of preferred stock are presently outstanding. We have asked certain stockholders who in the aggregate own a majority of our outstanding shares of common stock to approve an amendment to our Articles of Incorporation that will increase the number of shares of common stock that we are authorized to issue from 50,000,000 shares to 85,000,000 shares, and we expect that they will approve the amendment by written consent without a meeting of shareholders. We may issue additional common stock or other securities that are convertible into or exercisable for common stock in order to raise additional capital, or in connection with hiring or retaining employees, directors, or consultants, or in connection with future acquisitions of licenses to technology or diagnostic tests in connection with future business acquisitions, or for other business purposes. The future issuance of any such additional common stock or other securities may create downward pressure on the trading price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Numbers	Exhibit Description
3.1	Articles of Incorporation with all amendments (1)

3.2	By-Laws, as amended (1)

4.1	Form of August 2016 Warrant (2)

4.2	Form of 2017 Warrant, Exercise Price $3.25 (3)

4.3	Form of 2017 Warrant, Exercise Price $5.50 (3)

4.4	Silicon Valley Bank Warrant (3)

10.1	Securities Purchase Agreement, dated March 28, 2018 (4)

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101	Interactive Data Files

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed on November 23, 2015.

(2)	Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2016.

(3)	Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017.

(4)	Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2018.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOCYTE CORPORATION

Date: May 15, 2018	/s/ William Annett
William Annett
President and Chief Executive Officer

Date: May 15, 2018	/s/ Mitchell Levine
Mitchell Levine
Chief Financial Officer

