Form 10-Q
period 2018-06-30
OncoCyte Corp
filed 2018-08-14
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 8, 2018, there were outstanding 40,664,496 shares of common stock, no par value.

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

Item 1. Financial Statements

ONCOCYTE CORPORATION

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2018 (unaudited)	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,294	$7,600
Marketable equity securities	728	760
Prepaid expenses and other current assets	382	168
Total current assets	11,404	8,528

NONCURRENT ASSETS
Intangible assets, net (Note 3)	-	746
Machinery and equipment, net	615	822
Deposits	177	120
TOTAL ASSETS	$12,196	$10,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Amount due to BioTime and affiliates	$2,100	$2,099
Accounts payable	232	175
Accrued expenses and other current liabilities	1,043	1,042
Loan payable, current	800	800
Capital lease liability, current	310	338
Total current liabilities	4,485	4,454

LONG-TERM LIABILITIES
Loan payable, net of deferred financing costs, noncurrent	713	1,070
Capital lease liability, noncurrent	152	289
TOTAL LIABILITIES	5,350	5,813

Commitments and contingencies (see Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value, 50,000 shares authorized; 39,408 and 31,452 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	70,695	59,968
Accumulated other comprehensive loss	-	(888)
Accumulated deficit	(63,849)	(54,677)
Total stockholders’ equity	6,846	4,403
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,196	$10,216

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

ONCOCYTE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
EXPENSES:
Research and development	$2,322	$1,997	$3,784	$3,831
General and administrative	1,335	1,115	3,122	3,158
Sales and marketing	569	477	1,227	1,132
Total operating expenses	4,226	3,589	8,133	8,121

Loss from operations	(4,226)	(3,589)	(8,133)	(8,121)

OTHER INCOME (EXPENSES), NET
Interest expense, net	(56)	(65)	(117)	(79)
Unrealized loss on marketable equity securities	(223)	-	(32)	-
Loss on sale of available-for-sale securities and other expenses, net	-	(150)	(2)	(309)
Total other expenses, net	(279)	(215)	(151)	(388)

NET LOSS	$(4,505)	$(3,804)	$(8,284)	$(8,509)

Net loss per share; basic and diluted	$(0.12)	$(0.13)	$(0.24)	$(0.29)

Weighted average common shares outstanding: basic and diluted	38,708	29,398	35,211	29,183

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

ONCOCYTE CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

NET LOSS	$(4,505)	$(3,804)	$(8,284)	$(8,509)

Other comprehensive loss, net of tax:
Realized loss on sale of available-for-sale securities	-	142	-	293
Unrealized loss on available-for-sale securities	-	(97)	-	(174)
COMPREHENSIVE LOSS	$(4,505)	$(3,759)	$(8,284)	$(8,390)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

ONCOCYTE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,284)	$(8,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	207	144
Amortization of intangible assets	121	121
Impairment charge for intangible assets	625	-
Stock-based compensation	735	696
Loss on sale of BioTime shares	-	309
Unrealized loss on BioTime shares	32	-
Warrants issued to certain shareholders as inducement of exercise of warrants	-	1,084
Amortization of debt issuance costs	44	30
Other	22	-
Changes in operating assets and liabilities:
Amount due to BioTime and affiliates	1	(313)
Prepaid expenses and other current assets	(214)	(194)
Accounts payable and accrued liabilities	1	61
Net cash used in operating activities	(6,710)	(6,571)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of BioTime shares	-	934
Purchase of equipment	(22)	(55)
Net cash provided by (used in) investing activities	(22)	879

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	56	257
Proceeds from exercise of warrants	-	2,031
Proceeds from sale of common shares	10,000	-
Proceeds from issuance of loan payable, net of financing costs	-	1,982
Financing costs to issue common shares	(65)	-
Repayment of loan payable	(400)	-
Repayment of capital lease obligations	(165)	(108)
Net cash provided by financing activities	9,426	4,162

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,694	(1,530)
CASH AND CASH EQUIVALENTS:
At beginning of the period	7,600	10,174
At end of the period	$10,294	$8,644

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

ONCOCYTE CORPORATION

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization, Description of the Business and Liquidity

OncoCyte Corporation (“OncoCyte”) is a developer of novel, non-invasive blood-based tests for the early detection of cancer. It is focused on developing molecular cancer diagnostics utilizing a discovery platform that focuses on identifying genetic markers that are differentially expressed in certain types of cancers. OncoCyte efforts have focused on developing diagnostic tests for use in detecting lung, bladder, and breast cancers. OncoCyte is currently devoting substantially all of its efforts on developing its lung cancer diagnostic test DetermaVuTM.

OncoCyte was incorporated in 2009 in the state of California and was formerly a majority-owned subsidiary of BioTime, Inc. (“BioTime”), a publicly traded, clinical-stage, biotechnology company targeting degenerative diseases, primarily in the fields of ophthalmology, aesthetics and cell/drug delivery. Beginning on February 17, 2017, OncoCyte ceased to be a subsidiary of BioTime for financial reporting purposes when BioTime’s percentage ownership of outstanding OncoCyte common stock declined below 50% as a result of the issuance of additional OncoCyte common stock to certain investors who exercised OncoCyte stock purchase warrants (see Notes 4 and 6).

Basis of presentation

The unaudited condensed interim financial statements presented herein, and discussed below, have been prepared on a stand-alone basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission (the “SEC”). In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted. The condensed balance sheet as of December 31, 2017 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in OncoCyte’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2017.

The accompanying condensed interim financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of OncoCyte’s financial condition and results of operations. The condensed results of operations are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

To the extent OncoCyte does not have its own office and laboratory facilities, employees, or human resources for its operations, BioTime provides OncoCyte with use of its facilities and employees for administrative or operational services, as necessary, for the benefit of OncoCyte under the terms of a Shared Facilities and Services Agreement (the “Shared Facilities Agreement”). See Note 4. Accordingly, BioTime allocates expenses such as salaries and payroll related expenses incurred and paid on behalf of OncoCyte based on the amount of time that particular employees devote to OncoCyte affairs. Other expenses, such as legal, accounting, human resources, marketing, travel, and entertainment expenses are allocated to OncoCyte to the extent that those expenses are incurred by or on behalf of OncoCyte. BioTime also allocates certain overhead expenses such as facilities rent and utilities, property taxes, insurance, internet and telephone expenses based on a percentage determined by management. Overhead allocations are made based upon allocation drivers such as percentage of square feet of office or laboratory space used, and percentage of personnel devoted to OncoCyte’s operations or management. See Note 2. Management evaluates the appropriateness of the percentage allocations on a periodic basis and believes that this basis for allocation is reasonable.

OncoCyte previously granted stock options to employees of BioTime, or employees of other BioTime subsidiaries who performed services for OncoCyte, and OncoCyte recorded stock-based compensation expense in the accompanying condensed statements of operations for the services performed in the periods presented.

Liquidity

Since inception, OncoCyte has financed its operations through the sale of common stock and warrants, warrant exercises, a bank loan, and sales of BioTime common shares that it holds as marketable equity securities. BioTime also provided OncoCyte with the use of BioTime facilities and services under a Shared Facilities Agreement as described in Note 4. OncoCyte has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $63.8 million as June 30, 2018. OncoCyte expects to continue to incur operating losses and negative cash flows for the near future.

At June 30, 2018, OncoCyte had $10.3 million of cash and cash equivalents and held BioTime common shares as marketable equity securities valued at $728,000 and, as further discussed in Note 10, on July 31, 2018, OncoCyte completed a financing in which it received approximately $3.3 million in net proceeds after deducting placement fees and other estimated expenses. OncoCyte believes that its current cash, cash equivalents and marketable equity securities is sufficient to carry out current operations through at least twelve months from the issuance date of the condensed interim financial statements included in this Report.

OncoCyte will need to raise additional capital to finance its operations, including the development of its cancer diagnostic tests, until such time as it is able to complete development and commercialize one or more diagnostic tests and generate sufficient revenues to cover its operating expenses. OncoCyte continues to devote substantially all of its research and development resources to the completion of the development of DetermaVu™. If OncoCyte determines to build its own integrated marketing and sales force to commercialize DetermaVu™ after development is complete, OncoCyte will need to raise additional capital for that purpose. OncoCyte may also explore a range of other commercialization options in order to reduce capital needs and the risks associated with the timelines and uncertainty for attaining the Medicare and commercial reimbursement approvals that will be essential for the successful commercialization of DetermaVu™ and any other diagnostic tests that OncoCyte may develop. Those alternative arrangements could include marketing arrangements with other diagnostic companies through which OncoCyte might receive a royalty on sales, or through which it might form a joint venture to market DetermaVu™ and share in net revenues.

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

Accounting for BioTime shares

OncoCyte accounts for the BioTime shares it holds as marketable equity securities in accordance with ASC 320-10-25, Investments – Debt and Equity Securities, as amended by Accounting Standards Update (“ASU”) 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, as the shares have a readily determinable fair value quoted on the NYSE American and are held principally to meet future working capital purposes, as necessary. The securities are measured at fair value and reported as current assets on the condensed balance sheet based on the closing trading price of the security as of the date being presented.

Beginning on January 1, 2018, with the adoption of ASU 2016-01 discussed below, these securities are now called “marketable equity securities” and unrealized holding gains and losses on these securities are reported in the condensed statements of operations in other income and expenses, net. Prior to January 1, 2018 and the adoption of ASU 2016-01, these securities were called “available-for-sale securities” and unrealized holding gains and losses were reported in other comprehensive income or loss, net of tax, and were a component of the accumulated other comprehensive income or loss on the condensed balance sheet. Realized gains and losses are included in other income and expenses, net, in the condensed statements of operations.

On January 1, 2018, in accordance with the adoption of ASU 2016-01, OncoCyte recorded a cumulative-effect adjustment for these available-for-sale-securities to reclassify the unrealized loss of $888,000 included in accumulated other comprehensive loss to the accumulated deficit balance. For the three and six months ended June 30, 2018, OncoCyte recorded an unrealized loss of $223,000 and $32,000, respectively, included in other income and expenses, net, due to the decrease in fair market value of the marketable equity securities from the respective balance sheet dates.

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

OncoCyte did not sell any shares of BioTime stock during the six months ended June 30, 2018. As of June 30, 2018, OncoCyte held 353,264 BioTime common shares as marketable equity securities with a fair market value of $728,000. Any proceeds from the sale of BioTime shares may be used by OncoCyte to pay amounts owed to BioTime and its affiliates or for working capital purposes (see Note 5).

Net loss per common share

All potentially dilutive common stock equivalents are antidilutive because OncoCyte reported a net loss for all periods presented. The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2018	2017	2018	2017
Stock options	3,477	931	2,894	931
Warrants	2,779	3,049	2,779	3,049

Recently Issued Accounting Pronouncements

Certain recently issued accounting pronouncements applicable to OncoCyte that are not yet effective are disclosed in OncoCyte’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2017.

3. Selected Balance Sheet Components

Accrued expenses and other current liabilities

As of June 30, 2018 and December 31, 2017, prepaid expenses and other current assets were comprised of the following (in thousands):

	June 30, 2018 (Unaudited)	December 31, 2017
Accrued compensation	$483	$636
Accrued vendors and other expenses	560	406
Accrued expenses and other current liabilities	$1,043	$1,042

Intangible assets, net

As of June 30, 2018 and December 31, 2017, intangible assets, consisting primarily of acquired patents, patent applications, and licenses to use certain patents, were as follows (in thousands):

	June 30, 2018 (Unaudited)(1)	December 31, 2017
Intangible assets	$2,419	$2,419
Accumulated amortization	(2,419)	(1,673)
Intangible assets, net	$-	$746

(1)As part of OncoCyte’s impairment assessment of its intangible assets, OncoCyte determined that these assets were impaired as of June 30, 2018 and, accordingly, OncoCyte recorded a noncash charge of $625,000 representing the net book value of those assets as of that date, and included that charge in research and development expenses for the three and six months ended June 30, 2018. The impairment was primarily due to OncoCyte’s decision to discontinue any further utilization of the underlying patents, patent applications and licenses since those assets are for therapeutic use and not for diagnostic use, as OncoCyte continues to devote all of its research and development resources and commercialization efforts to cancer diagnostic tests. Research and development expenses for the three and six months ended June 30, 2018 also include $60,000 and $121,000, respectively, in amortization expenses related to these intangible assets recorded prior to the impairment charge. For the three and six months ended June 30, 2017, research and development expenses include $60,000 and $121,000 of amortization of intangible assets, respectively.

Machinery and equipment, net

As of June 30, 2018 and December 31, 2017, machinery and equipment, primarily comprised of assets purchased under capital leases discussed in Note 9, were as follows (in thousands):

	June 30, 2018 (Unaudited)	December 31, 2017
Machinery and equipment	$1,345	$1,479
Accumulated depreciation	(730)	(657)
Machinery and equipment, net	$615	$822

Depreciation expense amounted to $104,000 and $77,000 for the three months ended June 30, 2018 and 2017, and $207,000 and $144,000 for the six months ended June 30, 2018 and 2017, respectively.

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

The Use Fee is determined and invoiced to OncoCyte on a quarterly basis for each calendar quarter of each calendar year. If the Shared Facilities Agreement terminates prior to the last day of a billing period, the Use Fee will be determined for the number of days in the billing period elapsed prior to the termination of the Shared Facilities Agreement. Each invoice will be payable in full by OncoCyte within 30 days after receipt. Any invoice, or portion thereof, not paid in full when due will bear interest at the rate of 15% per annum until paid, unless the failure to make a payment is due to any inaction or delay in making a payment by BioTime employees from OncoCyte funds available for such purpose, rather than from the unavailability of sufficient funds legally available for payment or from an act, omission, or delay by any employee or agent of OncoCyte. Through June 30, 2018, BioTime has not charged OncoCyte any interest.

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

In the aggregate, Use Fees charged to OncoCyte by BioTime are as follows (in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2018	2017	2018	2017
Research and development	$217	$312	$438	$629
General and administrative	79	78	153	157
Sales and marketing	95	-	193	-
Total use fees	$391	$390	$784	$786

As of June 30, 2018 and December 31, 2017, OncoCyte had $2.1 million outstanding and payable to BioTime and affiliates included in current liabilities on account of Use Fees under the Shared Facilities Agreement. Since those amounts are due and payable within 30 days of being invoiced, the payables are classified as current liabilities for all periods presented.

The minimum fixed payments due under the Shared Facilities Agreement are approximately $131,000 per month.

5. Loan Payable to Silicon Valley Bank

On February 21, 2017, OncoCyte entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) pursuant to which OncoCyte borrowed $2 million on March 23, 2017. Payments of interest only on the principal balance were due monthly from the draw date through October 31, 2017, and, beginning on November 1, 2017, monthly payments of principal of approximately $67,000 plus interest are due and payable. The outstanding principal balance of the loan bears interest at a stated floating annual interest rate equal to the greater of (i) three-quarters of one percent (0.75%) above the prime rate or (ii) four and one-quarter percent (4.25%). As of June 30, 2018, the latest published prime rate plus 0.75% was 5.75% per annum.

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

The Bank Warrants are classified as equity since, among other factors, they are not mandatorily redeemable, cannot be settled in cash or other assets and require settlement by issuing a fixed number of shares of common stock of OncoCyte. OncoCyte determined the fair value of the Bank Warrants using the Black-Scholes option pricing model to be approximately $62,000, which was recorded as a deferred financing cost against the loan payable balance. Aggregate deferred financing costs of $196,000, recorded against the loan payable balance, are amortized to interest expense over the term of the loan using the effective interest method. As of June 30, 2018, unamortized deferred financing costs were $69,000.

6. Shareholders’ Equity

Preferred Stock

OncoCyte is authorized to issue 5,000,000 shares of no par value preferred stock. As of June 30, 2018, no preferred shares were issued or outstanding.

Common Stock

OncoCyte has up to 50,000,000 shares of no par value common stock authorized.

On March 28, 2018, OncoCyte entered into a securities purchase agreement with two accredited investors. The agreement provides for the private placement of 7,936,508 shares of OncoCyte’s common stock for $1.26 per share, for total gross proceeds of $10.0 million before deducting offering expenses, $8.0 million of which was received in March 2018 and $2.0 million in May 2018. The agreement contains certain registration rights. The investors are Broadwood Partners, L.P. and George Karfunkel, who beneficially own more than 5% of OncoCyte’s outstanding common stock.

As of June 30, 2018, and December 31, 2017, OncoCyte had 39,407,566 (see Note 10) and 31,451,558 issued and outstanding common shares, respectively.

Issuance of common stock and warrants

On August 29, 2016, OncoCyte sold an aggregate of 3,246,153 immediately separable units, with each unit consisting of one share of OncoCyte common stock and one warrant to purchase one share of OncoCyte common stock (the “2016 Warrants”), at a price of $3.25 per unit (the “Offering”). The sales were made pursuant to the terms and conditions of certain Purchase Agreements between OncoCyte and the purchasers in the Offering. OncoCyte received $9.8 million in net proceeds after discounts, commissions and expenses from the Offering (see Note 10).

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

As of June 30, 2018, OncoCyte has an aggregate of 2,779,221 warrants issued and outstanding at exercise prices ranging from $3.25 and $5.50 per warrant (see Note 10).

Stock option exercises

During the six months ended June 30, 2018, 19,500 shares of common stock were issued upon the exercise of stock options, from which OncoCyte received approximately $56,000 in cash proceeds.

7. Stock-based Compensation

Options Granted

OncoCyte has adopted a 2010 Stock Option Plan (the “Plan”) under which 5,200,000 shares of common stock are authorized for the grant of stock options or the sale of restricted stock. The Plan also permits OncoCyte to issue such other securities as its Board of Directors or the Compensation Committee administering the Plan may determine.

A summary of OncoCyte stock option activity under the Plan and related information follows (in thousands except weighted average exercise price):

Options	Shares Available for Grant (unaudited)	Number of Options Outstanding (unaudited)	Weighted Average Exercise Price (unaudited)
December 31, 2017	1,384	3,390	$3.25
Options granted	(1,121)	1,121	2.38
Options exercised	-	(20)	2.87
Options forfeited and canceled	126	(126)	5.10
June 30, 2018	389	4,365	$2.97
Exercisable at June 30, 2018		2,208	$2.70

During the six months ended June 30, 2018, OncoCyte granted 1,050,200 stock options to employees and consultants with exercise prices ranging from $2.35 per share to $2.85 per share, which will vest in increments upon the attainment of specified performance conditions related to the development of DetermaVu™ and obtaining Medicare reimbursement coverage for that test. As of June 30, 2018, none of the vesting conditions were met and, accordingly, no stock-based compensation expense was recorded during the three and six months ended June 30, 2018 with regard to those stock options.

OncoCyte recorded stock-based compensation expense in the following categories on the accompanying condensed statements of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018		2017
Research and development	$57	$163	$ (22	)(1)	$368
General and administrative	318	183	574		328
Sales and marketing	15	-	183		-
Total stock-based compensation expense	$390	$346	$735		$696

(1)	The negative stock-based compensation expense is primarily attributable to the decrease in the OncoCyte stock price from $4.65 per share at December 31, 2017 to $2.55 per share at June 30, 2018 for consultant stock options which require mark-to-market adjustment each quarter for unvested shares.

The assumptions that were used to calculate the grant date fair value of OncoCyte’s employee and non-employee stock option grants for the six months ended June 30, 2018 and 2017 were as follows.

	2018	2017
Expected life (in years)	9.74	5.37
Risk-free interest rates	2.97%	1.79%
Volatility	82.21%	73.39%
Dividend yield	-%	-%

With the adoption of ASU 2016-09, effectively January 1, 2017, forfeitures are accounted for as they occur instead of based on the number of awards that were expected to vest.

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If OncoCyte had made different assumptions, its stock-based compensation expense and net loss for the three and six months ended June 30, 2018 and 2017 may have been significantly different.

OncoCyte does not recognize deferred income taxes for incentive stock option compensation expense and records a tax deduction only when a disqualified disposition has occurred.

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

9. Commitments and Contingencies

OncoCyte has certain commitments other than those under the Shared Facilities agreement discussed in Note 4.

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

On May 11, 2017, OncoCyte entered into another Master Lease Line Agreement (“Lease Agreement No. 2”) with the same finance company above and similar terms. OncoCyte may use up to $900,000 for purchases of equipment financed under Lease Agreement No. 2 through October 28, 2018. As of June 30, 2018, $820,000 under Lease Agreement No. 2 was available to OncoCyte (see Note 10).

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

Indemnification

In the normal course of business, OncoCyte may provide indemnification of varying scope under OncoCyte’s agreements with other companies or consultants, typically OncoCyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, OncoCyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of OncoCyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to OncoCyte’s diagnostic tests. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments OncoCyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, OncoCyte has not been subject to any claims or demands for indemnification. OncoCyte also maintains various liability insurance policies that limit OncoCyte’s financial exposure. As a result, OncoCyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, OncoCyte has not recorded any liabilities for these agreements as of June 30, 2018 and December 31, 2017.

10. Subsequent Events

On July 2, 2018, OncoCyte entered into a lease schedule under the Lease Agreement No. 2 for certain equipment costing approximately $202,000, requiring payments of $6,709 per month over 36 months, and a $116,000 prepaid maintenance contract for the equipment requiring 12 monthly payments of $10,238, including imputed interest. After the financing of this equipment and the prepaid maintenance contract, there is approximately $502,000 of remaining financing available under Lease Agreement No. 2.

On July 31, 2018, OncoCyte raised approximately $3.3 million in net proceeds from the sale of 1,256,118 shares of its common stock and warrants. The shares of common stock and warrants were sold in “Units” at a purchase price of $2.86 per Unit, with each Unit consisting of one share of common stock and one warrant to purchase one share of its common stock. The Units of common stock and warrants were sold in a registered direct offering (the “Offering”). OncoCyte’s Chief Executive Officer, the Chief Financial Officer, the Senior Vice President of Research and Development, and certain members of OncoCyte’s Board of Directors purchased Units in the Offering on the same terms as other investors.

Each warrant has an initial exercise price of $3.00 per share, will be exercisable six months after the date of issuance and will expire five years from the date it becomes exercisable. Subject to limited exceptions, a holder of the warrants will not have the right to exercise any portion of such securities if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of OncoCyte’s common stock outstanding immediately after the exercise. The exercise price of the warrants, and in some cases the number of shares of common stock issuable upon exercise of the warrants, will be subject to adjustment in the event of stock splits, stock dividends, combinations, rights offerings and similar events affecting the common stock.

OncoCyte has appointed Albert P. Parker as Chief Operating Officer, effective August 6, 2018. Mr. Parker will receive an annual salary of $340,000. In addition to his base salary, OncoCyte will pay the cost of hotel accommodations and meals, and will pay Mr. Parker up to $10,000 for certain other expenses he may incur, in connection with his employment in the state of California.

OncoCyte granted Mr. Parker options to purchase 250,000 shares of OncoCyte common stock, 200,000 of which will vest, and thereby become exercisable, in installments based upon the attainment of certain milestones in the development of DetermaVu™, and 50,000 of which will vest upon his completion of six months of service as an OncoCyte employee. All of the options will be exercisable at an exercise price of $2.30 per share. Mr. Parker’s stock options will be subject to the terms and conditions of a stock option agreement and the OncoCyte Employee Stock Option Plan.

Mr. Parker will be entitled to severance benefits in the event that his employment is terminated by OncoCyte without “cause” as defined in his Employment Agreement, or if he terminates his employment for “good reason” following a “change of control” of OncoCyte, as those terms are defined in his Employment Agreement. If OncoCyte terminates Mr. Parker’s employment without “cause,” the severance benefits will be payment of six months base salary. However, if after November 6, 2018 a termination of his employment without “cause” or for “good reason” occurs within twelve months following a “change of control” of OncoCyte, his severance benefits will include twelve months base salary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements about any of the following: any projections of earnings, revenue, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans, and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While OncoCyte may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the OncoCyte estimates change and readers should not rely on those forward-looking statements as representing OncoCyte views as of any date subsequent to the date of the filing of this Quarterly Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and OncoCyte can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of OncoCyte. A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in this Form 10-Q, our Form 10-K, as amended, for the year ended December 31, 2017, and our other reports filled with the SEC from time to time.

The following discussion should be read in conjunction with OncoCyte’s condensed interim financial statements and the related notes provided under “Item 1- Financial Statements” above.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended June 30, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2017, except as follows:

Accounting for BioTime shares

We account for the BioTime shares we hold as marketable equity securities in accordance with ASC 320-10-25, Investments – Debt and Equity Securities, as amended by Accounting Standards Update (“ASU”) 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, as the shares have a readily determinable fair value quoted on the NYSE American and are held principally to meet future working capital purposes, as necessary. The securities are measured at fair value and reported as current assets on the condensed balance sheet based on the closing trading price of the security as of the date being presented.

Beginning on January 1, 2018, with the adoption of ASU 2016-01, these securities are now called “marketable equity securities” and unrealized holding gains and losses on these securities are reported in the condensed statements of operations in other income and expenses, net. Prior to January 1, 2018 and the adoption of ASU 2016-01, these securities were called “available-for-sale securities” and unrealized holding gains and losses were reported in other comprehensive income or loss, net of tax, and were a component of the accumulated other comprehensive income or loss on the balance sheet. Realized gains and losses are included in other income and expenses, net, in the condensed statements of operations.

On January 1, 2018, in accordance with the adoption of ASU 2016-01, we recorded a cumulative-effect adjustment for these available-for-sale-securities to reclassify the unrealized loss of $888,000 included in accumulated other comprehensive loss to accumulated deficit. For the three months ended June 30, 2018, we recorded an unrealized loss of $223,000 included in other income and expenses, net, due to the increase in fair market value of the marketable equity securities from March 31, 2018 to June 30, 2018. For the six months ended June 30, 2018, we recorded an unrealized loss of $32,000 included in other income and expenses, net, due to the increase in fair market value of the marketable equity securities from December 31, 2017 to June 30, 2018.

See Note 2 of our condensed interim financial statements included elsewhere in this Report.

Results of Operations

Comparison of three and six months ended June 30, 2018 and 2017

The following tables show our operating expenses for the three and six months ended June 30, 2018 and 2017 (in thousands).

	Three Months Ended June 30,
	2018	2017	$ Increase	% Increase
Research and development expenses	$2,322	$1,997	$325	16.3%
General and administrative expenses	1,335	1,115	220	19.7%
Sales and marketing expenses	569	477	92	19.3%

	Six Months Ended June 30,
	2018	2017	$ Increase (Decrease)	% Increase (Decrease)
Research and development expenses	$3,784	$3,831	$(47)	(1.2)%
General and administrative expenses	3,122	3,158	(36)	(1.1)%
Sales and marketing expenses	1,227	1,132	95	8.4%

Research and development expenses

The increase in research and development expenses of $325,000 for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, is primarily attributable to the $625,000 noncash impairment charge recorded as of June 30, 2018 related to our intangible assets mainly comprised of patents and patent rights that we had acquired for therapeutic uses that we no longer plan to develop or commercialize. The impact of that expense on our results of operations was partially offset by a decrease in laboratory expenses of $130,000 and a decrease in stock-based compensation expense of $106,000. The reduction in stock-based compensation expense was attributable to the decrease in OncoCyte stock price during the relevant periods for consultant stock options which require mark-to-market adjustment each quarter for unvested shares.

The decrease in research and development expenses of $47,000 for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, is primarily attributable to the following decreases: $390,000 in stock-based compensation expense and $285,000 in laboratory expenses. The reduction in stock-based compensation expense was attributable to the decrease in OncoCyte stock price from $4.65 per share at December 31, 2017 to $2.55 per share at June 30, 2018 for consultant stock options which require mark-to-market adjustment each quarter for unvested shares. The decreases were offset by a $625,000 noncash impairment charge recorded as of June 30, 2018 related to intangible assets mainly comprised of patents and patent rights for therapeutic uses that that we no longer plan to develop or commercialize.

We expect to continue to incur a significant amount of research and development expenses during the foreseeable future.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2018 increased by $220,000 in comparison to the three months ended June 30, 2017. This increase is primarily attributable to $135,000 in stock-based compensation expense and $128,000 in personnel and related expenses.

General and administrative expenses for the six months ended June 30, 2018 were relatively unchanged from the comparative period in 2017. During the six months ended June 30, 2017, we incurred a noncash expense of $1.1 million for the issuance of warrants to certain investors who exercised warrants. We did not incur a similar expense during the same period in 2018. However, during the six months ended June 30, 2018, general and administrative expenses increased by $640,000 in legal, financing and patent related expenses, an increase $247,000 in stock-based compensation expense, and an increase of $155,000 in personnel and related expenses.

Sales and marketing expenses

Sales and marketing expenses for the three months ended June 30, 2018 increased by $92,000 in comparison to the three months ended June 30, 2017, and increased by $95,000 for the six months ended June 30, 2018 as compared to the same period in 2017. The increases were primarily attributable to personnel and related expenses for severance costs recorded in the second quarter of 2018.

Other income and expenses, net

Other income and expenses, net, is primarily comprised of interest expense, net, incurred from our capital lease obligations and a loan payable to the Silicon Valley Bank, and unrealized and realized losses on BioTime marketable equity securities we hold.

During the six months ended June 30, 2017, we sold 266,442 shares of BioTime stock for net proceeds of $934,000 and used those proceeds to pay down amounts owed to BioTime and affiliates. We recognized a $155,000 and $309,000 loss from the sale of the BioTime shares for the three and six months ended June 30, 2017, respectively, included in other income and expenses, net.

We did not sell any shares of BioTime common stock during the six months ended June 30, 2018. For the three and six months ended June 30, 2018, we recorded unrealized losses of $223,000 and $32,000, respectively, included in other income and expenses, net, due to the decrease in fair market value of the marketable equity securities from the respective balance sheet dates. As of June 30, 2018 and December 31, 2017, we held 353,264 BioTime common shares as marketable equity securities with a fair market value of $728,000 and $760,000, respectively.

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

Liquidity and Capital Resources

Since inception, we have financed our operations through the sale of our common stock and warrants, warrant exercises, a bank loan, and sales of BioTime common shares that we hold as marketable equity securities. BioTime also provided OncoCyte with the use of BioTime facilities and services under a Shared Facilities and Services Agreement as described in Note 4 to the condensed interim financial statements. We have incurred operating losses and negative cash flows since inception, and had an accumulated deficit of $63.8 million at June 30, 2018. We expect to continue to incur operating losses and negative cash flows for the near future.

At June 30, 2018, we had $10.3 million of cash and cash equivalents and held BioTime common shares as marketable equity securities valued at $728,000 and, on July 31, 2018, we received an additional $3.3 million in net proceeds from completion of a financing discussed in Note 4 to our condensed interim financial statements. We believe that our current cash, cash equivalents and marketable equity securities is sufficient to carry out our current operations through at least twelve months from the issuance date of the condensed interim financial statements included in this Report.

We will need to continue to raise additional capital to finance our operations, including the development of our cancer diagnostic tests, until such time as we are able to complete development and commercialize one or more diagnostic tests and generate sufficient revenues to cover our operating expenses. We are devoting substantially all of our research and development resources to the completion of the development of DetermaVu™. If we determine to build our own integrated marketing and sales force to commercialize DetermaVu™ after development is completed, we will need to raise additional capital for that purpose. We may also explore a range of other commercialization options in order to reduce our capital needs and the risks associated with the timelines and uncertainty for attaining the Medicare and commercial reimbursement approvals that will be essential for the successful commercialization of DetermaVu™ and any other diagnostic tests that we may develop. Those alternative arrangements could include marketing arrangements with other diagnostic companies through which we might receive a royalty on sales, or through which we might form a joint venture to market DetermaVu™ and share in net revenues.

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

Cash used in operations

During the six months ended June 30, 2018 and 2017, our total research and development expenses were $3.8 million for each respective period, our general and administrative expenses were $3.1 million and $3.2 million, and our sales and marketing expenses were $1.2 million and $1.1 million, respectively. Net loss for the six months ended June 30, 2018 amounted to $8.3 million and net cash used in operating activities amounted to $6.7 million. The amount by which our net loss exceeded net cash used in our operating activities during the six months ended June 30, 2018 is primarily due to the following noncash items: $735,000 in stock-based compensation, a $625,000 impairment charge recorded for our intangible assets, $328,000 in depreciation and amortization expenses, $44,000 in amortization of debt issuance costs, and a $32,000 unrealized loss on BioTime shares held as marketable equity securities. Changes in working capital were approximately $212,000 as a use of cash.

Cash used in investing activities

During the six months ended June 30, 2018, cash used for investing activities was insignificant.

Cash provided by financing activities

During the six months ended June 30, 2018, we received $10.0 million in cash proceeds from the sale of 7,936,508 shares of our common stock in a private offering and received $56,000 from exercise of stock options. These cash inflows were offset by $565,000 used to repay the loan payable and capital lease obligations and $65,000 paid in financing costs to issue the common stock.

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our qualitative and quantitative market risk since the disclosure in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2017.

Marketable equity securities at fair value

As of June 30, 2018, we held 353,264 BioTime common shares at fair value as marketable equity securities. Those shares are subject to changes in market value. BioTime common shares trade on the NYSE American under the ticker “BTX”. As of June 30, 2018, the 52-week high/low stock price per share range for BioTime was $3.15 to $2.03.

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

Since our inception in September 2009, we have incurred operating losses and negative cash flows and we expect to continue to incur losses and negative cash flows in the future. Our net losses for the six months ended June 30, 2018 and for the years ended December 31, 2017 and 2016 were $8.3 million, $19.4 million and $11.2 million, respectively, and we had an accumulated deficit of $63.8 million and $54.7 million as of June 30, 2018 and December 31, 2017, respectively. Since inception, we have financed our operations through sales of our common stock and warrants, loans from BioTime and BioTime affiliates, warrant exercises, a bank loan and sale of BioTime common shares that we hold as marketable equity securities. Although BioTime may continue to provide administrative support to us on a reimbursable basis, there is no assurance that BioTime will provide future financing. There is no assurance that we will be able to obtain any additional financing that we may need, or that any such financing that may become available will be on terms that are favorable to us and our shareholders. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our success in developing and marketing or licensing our diagnostic tests and technology.

We have experienced a delay in conducting our clinical validation study of DetermaVu™.

During the process of running initial samples for the clinical validation study of DetermaVu™ in 2017, inconsistent analytic results were observed by our technical team. We determined that the inconsistent results were caused by a variance in the lots of consumables used in the diagnostic testing platform that we were using to analyzes blood samples for the genetic biomarkers that may indicate whether lung nodules found in patients are benign or suspicious. Due to the issues with that diagnostic testing platform, we have evaluated and provisionally selected an alternative diagnostic testing platform for DetermaVu™. We plan to complete our DetermaVu™ development work on the selected platform by carrying out an R&D validation study followed by an analytical validation study, and if those studies are successfully completed, we plan to conduct a clinical validation study. Clinical validation is the final step prior to commercial launch of a diagnostic test, and we are targeting completion of a clinical validation during the first half of 2019. If these studies are completed successfully, we plan to commercialize or to arrange for the commercialization of the test. Until we perform these studies, we will not know whether we can successfully complete the development of DetermaVu™.

The need to address the issues we encountered with the original diagnostic testing platform caused a delay in the development of DetermaVu™ and has caused us to incur additional costs. In addition to a loss of productivity during the period of the delay, we incurred additional quality control costs, the cost of acquiring new diagnostic testing platform equipment and reagents, and the time and cost of training our staff in the use of the new platform, and we will be incurring the costs of conducting additional development work and studies. Any further delays in the successful completion of the clinical validation study and commercialization of DetermaVu™ could prevent us from raising, when needed, sufficient additional capital to finance the completion of development and commercial launch of DetermaVu™ or the other cancer diagnostic tests that we have been developing.

We may record an impairment of assets and take a charge to earnings for financial reporting purposes in the future if we discontinue the use of our original diagnostic testing platform in our CLIA lab.

Although we have changed diagnostic testing platforms for research and development purposes, we are continuing to use our original platform for clinical testing in our CLIA laboratory for certification purposes. If we discontinue that use of the original diagnostic testing platform, that equipment could be considered an impaired asset for financial reporting purposes and we would write down the value of that equipment on our condensed balance sheet and take a charge to earnings for the impaired value. We acquired the equipment through a lease and we would remain obligated to continue to make payments under the lease even if we discontinue use of the equipment.

We will spend a substantial amount of our capital on research and development, but we might not succeed in developing diagnostic tests and technologies that are useful in clinical practice.

●	We are attempting to develop new medical diagnostic tests and technologies. The focus of our business is on diagnostic tests for cancer. Our diagnostic tests are being developed through the use of blood and urine samples obtained in prospective and retrospective clinical trials involving humans, but none of our diagnostic tests have been used in clinical practice to diagnose cancer. Our technologies many not prove to be sufficiently efficacious to use in the diagnosis of cancer.

●	The experimentation we are doing is costly, time consuming, and uncertain as to its results. We incurred research and development expenses amounting to approximately $3.8 million, $7.2 million and $5.7 million during the six months ended June 30, 2018 and years ended December 31, 2017 and 2016, respectively. Since 2011, most of our research has been devoted to the development of our lead diagnostic tests to detect lung cancer, breast cancer, and bladder cancer.

●	If we are successful in developing a new technology or diagnostic test, refinement of the new technology or diagnostic test and definition of the practical applications and limitations of the technology or diagnostic test may take years and require the expenditure of large sums of money.

We will need to issue additional equity or debt securities in order to raise additional capital needed to pay our operating expenses.

●	We plan to continue to incur substantial research and development expenses and we anticipate that we will be incurring significant sales and marketing costs as we develop and commercialize our diagnostic test candidates. We will need to raise additional capital to pay operating expenses until we are able to generate sufficient revenues from diagnostic test sales, royalties, and license fees, and we will need to sell additional equity or debt securities to meet those capital needs.

●	Our ability to raise additional equity or debt capital will depend not only on progress made in developing our diagnostic tests and receiving reimbursement approval from Medicare and other third-party payors, but also will depend on access to capital and conditions in the capital markets. Obtaining Medicare reimbursement approval for a diagnostic test generally takes two to three years, and investors may be reluctant to provide us with capital until we obtain Medicare reimbursement approval for any diagnostic tests we develop. There is no assurance that we will be able to raise capital at times and in amounts needed to finance the development and commercialization of our diagnostic tests and general operations. Even if capital is available, it may not be available on terms that we or our shareholders would consider favorable.

●	Sales or other issuances of additional equity securities by us could result in the dilution of the interests of our shareholders.

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

The reduction of our sales and marketing staff as part of a cost savings plan could delay our ability to commercialize our diagnostic tests, and we may explore a range of alternative options for commercialization.

We have reduced our sales and marketing staff to reduce our operating costs while we are developing DetermaVu™. This staff reduction could delay commercial availability or a full commercial launch of DetermaVu™ or could result in an acceleration of expenses to build a commercialization staff.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 55,000,000 shares of capital stock consisting of 50,000,000 shares of common stock and 5,000,000 “blank check” shares of preferred stock. At June 30, 2018, there were 39,407,566 shares of common stock outstanding, 2,779,221 shares of common stock reserved for exercise of warrants and 4,365,219 shares of common stock reserved for issuance upon the exercise of options under our employee stock option plan. We issued an additional 1,256,118 shares of common stock and stock purchase warrants in a financing during July 2018. No shares of preferred stock are presently outstanding. We are asking our shareholders, at our annual meeting, to approve an amendment to our Articles of Incorporation to increase the number of shares of common stock that we are authorized to issue from 50,000,000 shares to 85,000,000 shares. We may issue additional common stock or other securities that are convertible into or exercisable for common stock in order to raise additional capital, or in connection with hiring or retaining employees, directors, or consultants, or in connection with future acquisitions of licenses to technology or diagnostic tests in connection with future business acquisitions, or for other business purposes. The future issuance of any such additional common stock or other securities may create downward pressure on the trading price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5 Other Information

On August 10, 2018, OncoCyte’s Board of Directors approved an amendment to Section 8 of Article II of our Bylaws (the “Amendment”). The Amendment changes the last sentence of the first paragraph of Section 8 of Article II to read as follows:

Subject to Section 6 of this Article II, on any matter (other than the election of directors) the affirmative vote of a majority of the shares represented and voting at a duly held meeting at which a quorum is present shall be the act of the shareholders if such shares voting affirmatively also constitute at least a majority of the required quorum, unless the vote of a greater number of shares or voting by classes is required by California General Corporation Law or by the articles of incorporation.

The Amendment conforms the Bylaws voting requirement with the minimum shareholder vote required under the California General Corporation Law by requiring the affirmative vote of a majority of the shares represented and voting at a meeting at which a quorum is present, if the affirmative vote also constitutes a majority of the quorum, to approve matters other than the election of directors and certain other matters for which the law requires a greater vote or voting by class.

In contrast, the prior to the Amendment the Bylaws required approval by a majority of the shares represented at the meeting and entitled to vote on any matter other than the election of directors and those matters for which a greater number or voting by classes is required by the California General Corporation Law or by the articles of incorporation. Prior to the Amendment, the last sentence of the first paragraph of Section 8 of Article II read as follows:

If a quorum is present, the affirmative vote of the majority of the shares represented at the meeting and entitled to vote on any matter (other than the election of directors) shall be the act of the shareholders, unless the vote of a greater number or voting by classes is required by California General Corporation Law or by the articles of incorporation.

The Amendment could facilitate shareholder approval of certain matters that are subject to “broker non-votes.” Broker non-votes can arise for, certain matters, due to stock exchange rules prohibiting brokers from voting shares they hold in street name for their customers unless their customers instruct them how to vote on those matters.

The foregoing discussion of the Amendment and the Bylaws is a summary only, and is qualified in its entirety by the full text of the Bylaws, as amended, which is being filed as an Exhibit to this Report and is incorporated by reference herein.

Item 6

Exhibit Numbers	Exhibit Description
3.1	Articles of Incorporation with all amendments (1)

3.2	By-Laws, as amended*

4.1	Form of August 2016 Warrant (2)

4.2	Form of 2017 Warrant, Exercise Price $3.25 (3)

4.3	Form of 2017 Warrant, Exercise Price $5.50 (3)

4.4	Silicon Valley Bank Warrant (3)

4.5	Form of July 2018 Warrant (4)

10.1	Form of Securities Purchase Agreement dated July 26, 2018, by and among OncoCyte Corporation and the investors signatory thereto (4)

10.2	Engagement Agreement, dated July 26, 2018, by and between OncoCyte Corporation and Chardan Capital Markets, LLC (4)

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101	Interactive Data Files

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed on November 23, 2015.

(2)	Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2016.

(3)	Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017.

(4)	Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2018.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOCYTE CORPORATION

Date: August 14, 2018	/s/ William Annett
William Annett
President and Chief Executive Officer

Date: August 14, 2018	/s/ Mitchell Levine
Mitchell Levine
Chief Financial Officer

