Form 10-Q
period 2018-09-30
OncoCyte Corp
filed 2018-11-13
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(510) 775-0515

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
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

As of November 1, 2018, there were outstanding 40,664,496 shares of common stock, no par value.

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

Item 1. Financial Statements

ONCOCYTE CORPORATION

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,821	$7,600
Marketable equity securities	830	760
Prepaid expenses and other current assets	245	168
Total current assets	11,896	8,528

NONCURRENT ASSETS
Intangible assets, net (Note 3)	-	746
Machinery and equipment, net	722	822
Deposits and other noncurrent assets	287	120
TOTAL ASSETS	$12,905	$10,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Amount due to BioTime and affiliates	$2,110	$2,099
Accounts payable	194	175
Accrued expenses and other current liabilities	1,044	1,042
Loan payable, current	800	800
Capital lease liability, current	471	338
Total current liabilities	4,619	4,454

NONCURRENT LIABILITIES
Loan payable, net of deferred financing costs, noncurrent	531	1,070
Capital lease liability, noncurrent	232	289
TOTAL LIABILITIES	5,382	5,813

Commitments and contingencies (see Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value, 85,000 shares authorized; 40,664 and 31,452 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	74,343	59,968
Accumulated other comprehensive loss	-	(888)
Accumulated deficit	(66,820)	(54,677)
Total stockholders’ equity	7,523	4,403
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,905	$10,216

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

ONCOCYTE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
EXPENSES:
Research and development	$1,527	$1,836	$5,310	$5,667
General and administrative	1,312	4,289	4,434	7,447
Sales and marketing	184	710	1,411	1,843
Total operating expenses	3,023	6,835	11,155	14,957

Loss from operations	(3,023)	(6,835)	(11,155)	(14,957)

OTHER INCOME (EXPENSES), NET
Interest expense, net	(50)	(71)	(167)	(149)
Unrealized gain on BioTime marketable equity securities	102	-	71	-
Loss on sale of available-for-sale securities and other expenses, net	-	-	(3)	(309)
Total other income (expenses), net	52	(71)	(99)	(458)

NET LOSS	$(2,971)	$(6,906)	$(11,254)	$(15,415)

Net loss per share: basic and diluted	$(0.07)	$(0.22)	$(0.30)	$(0.52)

Weighted average common shares outstanding: basic and diluted	40,227	30,941	36,901	29,775

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

ONCOCYTE CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

NET LOSS	$(2,971)	$(6,906)	$(11,254)	$(15,415)
Other comprehensive loss, net of tax:
Realized loss on sale of available-for-sale securities	-	-	-	293
Unrealized loss on available-for-sale securities	-	(110)	-	(284)
COMPREHENSIVE LOSS	$(2,971)	$(7,016)	$(11,254)	$(15,406)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

ONCOCYTE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,254)	$(15,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	317	237
Amortization of intangible assets	121	181
Amortization of prepaid maintenance	9	-
Impairment charge for intangible assets	625	-
Stock-based compensation	1,079	1,158
Loss on sale of BioTime shares	-	309
Unrealized gain on BioTime shares	(71)	-
Warrants issued to certain shareholders as inducement of exercise of warrants	-	4,074
Amortization of debt issuance costs	62	57
Other	23	-
Changes in operating assets and liabilities:
Amount due to BioTime and affiliates	12	(750)
Prepaid expenses and other current assets	(77)	(119)
Accounts payable and accrued liabilities	(39)	227
Net cash used in operating activities	(9,193)	(10,041)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of BioTime shares	-	934
Purchase of equipment	(31)	(85)
Net cash provided by (used in) investing activities	(31)	849

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	58	465
Proceeds from exercise of warrants	-	7,774
Proceeds from sale of common shares	10,000	-
Financing costs to issue common shares	(65)	-
Proceeds from sale of common shares and warrants	3,592	-
Financing costs to issue common shares and warrants	(290)	-
Proceeds from issuance of loan payable, net of financing costs	-	1,982
Repayment of loan payable	(600)	-
Repayment of capital lease obligations	(250)	(179)
Net cash provided by financing activities	12,445	10,042

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,221	850
CASH AND CASH EQUIVALENTS:
At beginning of the period	7,600	10,174
At end of the period	$10,821	$11,024

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

Liquidity

Since inception, OncoCyte has financed its operations through the sale of common stock and warrants, warrant exercises, a bank loan, and sales of BioTime common shares that it holds as marketable equity securities. BioTime also provided OncoCyte with the use of BioTime facilities and services under a Shared Facilities Agreement as described in Note 4. OncoCyte has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $66.8 million as September 30, 2018. OncoCyte expects to continue to incur operating losses and negative cash flows for the near future.

At September 30, 2018, OncoCyte had $10.8 million of cash and cash equivalents and held BioTime common shares as marketable equity securities valued at $830,000. OncoCyte believes that its current cash, cash equivalents and marketable equity securities is sufficient to carry out current operations through at least twelve months from the issuance date of the condensed interim financial statements included in this Report.

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

On January 1, 2018, in accordance with the adoption of ASU 2016-01, OncoCyte recorded a cumulative-effect adjustment for these available-for-sale-securities to reclassify the unrealized loss of $888,000 included in accumulated other comprehensive loss to the accumulated deficit balance. For the three and nine months ended September 30, 2018, OncoCyte recorded an unrealized gain of $102,000 and $71,000, respectively, included in other income and expenses, net, due to the increase in fair market value of the marketable equity securities from the respective balance sheet dates.

During the nine months ended September 30, 2017, OncoCyte sold 266,442 shares of BioTime stock for net proceeds of $934,000 and used those proceeds to pay down amounts owed to BioTime and affiliates (see Note 4). OncoCyte recognized a $309,000 loss from the sale of the BioTime shares for the nine months ended September 30, 2017, included in other income and expenses, net.

OncoCyte did not sell any shares of BioTime stock during the nine months ended September 30, 2018. As of September 30, 2018, OncoCyte held 353,264 BioTime common shares as marketable equity securities with a fair market value of $830,000. Any proceeds from the sale of BioTime shares may be used by OncoCyte to pay amounts owed to BioTime and its affiliates or for working capital purposes (see Note 5).

Net loss per common share

All potentially dilutive common stock equivalents are antidilutive because OncoCyte reported a net loss for all periods presented. The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2018	2017	2018	2017
Stock options	3,101	944	3,101	945
Warrants	4,035	2,779	4,035	2,779

Recently Issued Accounting Pronouncements

Certain recently issued accounting pronouncements applicable to OncoCyte that are not yet effective are disclosed in OncoCyte’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2017.

3. Selected Balance Sheet Components

Accrued expenses and other current liabilities

As of September 30, 2018 and December 31, 2017, accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30, 2018 (unaudited)	December 31, 2017

Accrued compensation	$604	$636
Accrued vendors and other expenses	440	406
Accrued expenses and other current liabilities	$1,044	$1,042

Intangible assets, net

As of September 30, 2018 and December 31, 2017, intangible assets, consisting primarily of acquired patents, patent applications, and licenses to use certain patents, were as follows (in thousands):

	September 30, 2018	December 31, 2017
	(unaudited)(1)
Intangible assets	$625	$2,419
Accumulated amortization	(625)	(1,673)
Intangible assets, net	$-	$746

(1) As part of OncoCyte’s impairment assessment of its intangible assets, OncoCyte determined that these assets were impaired as of June 30, 2018 and, accordingly, OncoCyte recorded a noncash charge of $625,000 representing the net book value of those assets as of that date, and included that charge in research and development expenses for the nine months ended September 30, 2018. The impairment was primarily due to OncoCyte’s decision to discontinue any further utilization of the underlying patents, patent applications and licenses since those assets are for therapeutic use and not for diagnostic use, as OncoCyte continues to devote all of its research and development resources and commercialization efforts to cancer diagnostic tests. Research and development expenses for the nine months ended September 30, 2018 include $121,000 in amortization expenses related to these intangible assets recorded prior to the impairment charge. For the three and nine months ended September 30, 2017, research and development expenses include $60,000 and $181,000 of amortization of intangible assets, respectively.

Machinery and equipment, net

As of September 30, 2018 and December 31, 2017, machinery and equipment, primarily comprised of assets purchased under capital leases discussed in Note 9, were as follows (in thousands):

	September 30, 2018	December 31, 2017
	(unaudited)
Machinery and equipment	$1,549	$1,479
Accumulated depreciation	(827)	(657)
Machinery and equipment, net	$722	$822

Depreciation expense amounted to $110,000 and $93,000 for the three months ended September 30, 2018 and 2017, and $317,000 and $237,000 for the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, OncoCyte wrote off $150,000 in fully depreciated machinery and equipment with a corresponding adjustment to accumulated depreciation.

4. Related Party Transactions

Shared Facilities Agreement

On October 8, 2009, OncoCyte and BioTime executed the Shared Facilities Agreement. Under the terms of the Shared Facilities Agreement, BioTime will allow OncoCyte to use its premises and equipment located at Alameda, California for the purpose of conducting business. BioTime will also provide accounting, billing, bookkeeping, payroll, treasury, payment of accounts payable, and other similar administrative services to OncoCyte. BioTime may also provide the services of attorneys, accountants, and other professionals who may also provide professional services to BioTime and its other subsidiaries. BioTime may also provide OncoCyte with the services of its laboratory and research personnel, including BioTime employees and contractors, for the performance of research and development work for OncoCyte at the premises.

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

The Use Fee is determined and invoiced to OncoCyte on a quarterly basis for each calendar quarter of each calendar year. If the Shared Facilities Agreement terminates prior to the last day of a billing period, the Use Fee will be determined for the number of days in the billing period elapsed prior to the termination of the Shared Facilities Agreement. Each invoice will be payable in full by OncoCyte within 30 days after receipt. Any invoice, or portion thereof, not paid in full when due will bear interest at the rate of 15% per annum until paid, unless the failure to make a payment is due to any inaction or delay in making a payment by BioTime employees from OncoCyte funds available for such purpose, rather than from the unavailability of sufficient funds legally available for payment or from an act, omission, or delay by any employee or agent of OncoCyte. Through September 30, 2018, BioTime has not charged OncoCyte any interest.

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

In the aggregate, Use Fees charged to OncoCyte by BioTime are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2018	2017	2018	2017
Research and development	$230	$229	$667	$859
General and administrative	105	57	257	214
Sales and marketing	57	104	251	104
Total use fees	$392	$390	$1,175	$1,177

As of September 30, 2018 and December 31, 2017, OncoCyte had $2.1 million outstanding and payable to BioTime and affiliates included in current liabilities on account of Use Fees under the Shared Facilities Agreement. Since those amounts are due and payable within 30 days of being invoiced, the payables are classified as current liabilities for all periods presented.

The minimum fixed payments due under the Shared Facilities Agreement are approximately $131,000 per month.

5. Loan Payable to Silicon Valley Bank

On February 21, 2017, OncoCyte entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) pursuant to which OncoCyte borrowed $2 million on March 23, 2017. Payments of interest only on the principal balance were due monthly from the draw date through October 31, 2017, and, beginning on November 1, 2017, monthly payments of principal of approximately $67,000 plus interest are due and payable. The outstanding principal balance of the loan bears interest at a stated floating annual interest rate equal to the greater of (i) three-quarters of one percent (0.75%) above the prime rate or (ii) four and one-quarter percent (4.25%). As of September 30, 2018, the latest published prime rate plus 0.75% was 6.0% per annum.

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

The Bank Warrants are classified as equity since, among other factors, they are not mandatorily redeemable, cannot be settled in cash or other assets and require settlement by issuing a fixed number of shares of common stock of OncoCyte. OncoCyte determined the fair value of the Bank Warrants using the Black-Scholes option pricing model to be approximately $62,000, which was recorded as a deferred financing cost against the loan payable balance. Aggregate deferred financing costs of $196,000, recorded against the loan payable balance, are amortized to interest expense over the term of the loan using the effective interest method. As of September 30, 2018, unamortized deferred financing costs were $51,000.

6. Shareholders’ Equity

Preferred Stock

OncoCyte is authorized to issue 5,000,000 shares of no par value preferred stock. As of September 30, 2018, no preferred shares were issued or outstanding.

Common Stock

OncoCyte has up to 85,000,000 shares of no par value common stock authorized.

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

On July 31, 2018, OncoCyte raised approximately $3.3 million in net proceeds from the sale of 1,256,118 shares of its common stock and warrants, after offering expenses (the “July 2018 Offering”). The shares of common stock and warrants were sold in “Units” at a purchase price of $2.86 per Unit, with each Unit consisting of one share of common stock and one warrant to purchase one share of its common stock (“July 2018 Offering Warrants”). The Units of common stock and warrants were sold in a registered direct offering. OncoCyte’s Chief Executive Officer, the Chief Financial Officer, the Senior Vice President of Research and Development, and certain members of OncoCyte’s Board of Directors purchased Units in the July 2018 Offering on the same terms as other investors.

As of September 30, 2018, and December 31, 2017, OncoCyte had 40,664,496 and 31,451,558 issued and outstanding common shares, respectively.

July 2018 Offering Warrants

Each July 2018 Offering Warrant has an initial exercise price of $3.00 per share, will become exercisable six months after the date of issuance and will expire five years from the date it becomes exercisable. Subject to limited exceptions, a holder of the warrants will not have the right to exercise any portion of such securities if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of OncoCyte’s common stock outstanding immediately after the exercise.

The July 2018 Offering Warrants are not mandatorily redeemable, cannot be settled in cash or other assets and require settlement by issuing a fixed number of shares of common stock of OncoCyte. The July 2018 Offering Warrants may be exercised on a net “cashless exercise” basis, meaning that the value of a portion of warrant shares may be used to pay the exercise price (rather than payment in cash), if a registration statement for the July 2018 Offering Warrants and underlying shares of common stock is not effective under the Securities Act of 1933, as amended (the “Securities Act”) or a prospectus in the registration statement is not available for the issuance of shares upon the exercise of the July 2018 Offering Warrants. The exercise price and the number of warrant shares will be adjusted to account for certain transactions, including stock splits, dividends paid in common stock, combinations or reverse splits of common stock, or reclassifications of common stock.

Under certain provisions of the July 2018 Offering Warrants, in the event of a Fundamental Transaction, as defined in the July 2018 Offering Warrants, OncoCyte will use reasonable best efforts for the acquirer, or any successor entity other than OncoCyte, to assume the July 2018 Offering Warrants. If the acquirer does not assume the OncoCyte July 2018 Offering Warrants, and provided that the Fundamental Transaction is not within OncoCyte’s control, including not approved by OncoCyte’s Board of Directors, then the holders of the July 2018 Offering Warrants shall solely be entitled to receive, at a defined Black Scholes value, the same type or form of consideration, and in the same proportion, that is being offered and paid to all the holders of OncoCyte common stock in connection with the Fundamental Transaction.

OncoCyte considered the guidance in ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. This liability classification guidance also applies to financial instruments that may require cash or other form of settlement for transactions outside of the company’s control and, in which the form of consideration to the warrant holder may not be the same as to all other shareholders in connection with the transaction. However, if a transaction is not within the company’s control but the holder of the financial instrument can solely receive the same type or form of consideration as is being offered to all the shareholders in the transaction, then equity classification of the financial instrument is not precluded, if all other applicable equity classification criteria are met.

Based on the above guidance, OncoCyte has met all the equity classification criteria for the July 2018 Offering Warrants and has classified those warrants as equity.

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

As of September 30, 2018, OncoCyte has an aggregate of 4,035,339 warrants issued and outstanding, including the Bank Warrants disclosed in Note 5, at exercise prices ranging from $3.00 to $5.50 per warrant.

Stock option exercises

During the nine months ended September 30, 2018, 20,312 shares of common stock were issued upon the exercise of stock options, from which OncoCyte received approximately $58,000 in cash proceeds.

7. Stock-based Compensation

Options Granted

OncoCyte had a 2010 Stock Option Plan (the “2010 Plan”) under which 5,200,000 shares of common stock were authorized for the grant of stock options or the sale of restricted stock.

On August 27, 2018, OncoCyte shareholders approved a new Equity Incentive Plan (the “2018 Incentive Plan”) to replace the 2010 Plan. In adopting the 2018 Incentive Plan, OncoCyte terminated the 2010 Plan and will not grant any additional stock options or sell any stock under restricted stock purchase agreements under the 2010 Plan; however, stock options issued under the 2010 Plan will continue in effect in accordance with their terms and the terms of the 2010 Plan until the exercise or expiration of the individual options.

The 2018 Incentive Plan reserved 5,000,000 shares of common stock for the grant of stock options or the sale of restricted stock (“Restricted Stock”) or for the settlement of hypothetical units issued with reference to common stock (“Restricted Stock Units”). OncoCyte may also grant stock appreciation rights (“SARs”) under the 2018 Incentive Plan.

A summary of OncoCyte’ 2010 Plan activity and related information follows (in thousands except weighted average exercise price):

Options	Shares Available for Grant (unaudited)	Number of Options Outstanding (unaudited)	Weighted Average Exercise Price (unaudited)
Balance at December 31, 2017	1,384	3,390	$3.25
Options granted	(1,446)	1,446	2.39
Options exercised	-	(20)	2.84
Options forfeited, canceled and expired	138	(276)	4.29
Termination of the 2010 Plan	(76)	-	-
Balance at September 30, 2018	-	4,540	$2.94
Exercisable at September 30, 2018		2,334	$2.74

Of the stock options granted under the 2010 Plan during the nine months ended September 30, 2018, OncoCyte granted 1,318,948 stock options to employees and consultants, with exercise prices ranging from $2.35 per share to $3.15 per share, that will vest in increments upon the attainment of specified performance conditions related to the development of DetermaVu™ and obtaining Medicare reimbursement coverage for that test. As of September 30, 2018, none of those vesting conditions were met and, accordingly, no stock-based compensation expense was recorded during the three and nine months ended September 30, 2018 with regard to those stock options.

A summary of OncoCyte’ 2018 Incentive Plan activity and related information follows (in thousands except weighted average exercise price):

Options	Shares Available for Grant (unaudited)	Number of Options Outstanding (unaudited)	Weighted Average Exercise Price (unaudited)
Balance at December 31, 2017	-	-	$-
Approval of 2018 Incentive Plan	5,000	-	-
Options granted	(230)	230	2.40
Balance at September 30, 2018	4,770	230	$2.40
Exercisable at September 30, 2018		-	-

OncoCyte recorded stock-based compensation expense in the following categories on the accompanying condensed statements of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018		2017
Research and development	$17	$162	$(5	)(1)	$530
General and administrative	277	245	851		572
Sales and marketing	51	55	233		56
Total stock-based compensation expense	$345	$462	$1,079		$1,158

(1)The negative stock-based compensation expense is primarily attributable to the decrease in the OncoCyte stock price from $4.65 per share at December 31, 2017 to $2.50 per share at September 30, 2018 for consultant stock options which require mark-to-market adjustment each quarter for unvested shares.

The assumptions that were used to calculate the grant date fair value of OncoCyte’s employee and non-employee stock option grants for the three and nine months ended September 30, 2018 and 2017 were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected life (in years)	7.71	6.08	9.07	6.17
Risk-free interest rates	2.84%	1.83%	2.93%	2.00%
Volatility	78.94%	75.63%	81.13%	63.49%
Dividend yield	-%	-%	-%	-%

With the adoption of ASU 2016-09, effectively January 1, 2017, forfeitures are accounted for as they occur instead of based on the number of awards that were expected to vest.

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If OncoCyte had made different assumptions, its stock-based compensation expense and net loss for the three and nine months ended September 30, 2018 and 2017 may have been significantly different.

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

On July 2, 2018, OncoCyte entered into a lease schedule under the Lease Agreement No. 2 for certain equipment costing approximately $209,000, requiring payments of $6,709 per month over 36 months, and a $116,000 prepaid maintenance contract for the duration of the lease of the equipment requiring 12 monthly payments of $10,238, including imputed interest. After the financing of this equipment and the prepaid maintenance contract, there was approximately $502,000 of remaining financing available under Lease Agreement No. 2 as of September 30, 2018.

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

Indemnification

In the normal course of business, OncoCyte may provide indemnification of varying scope under OncoCyte’s agreements with other companies or consultants, typically OncoCyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, OncoCyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of OncoCyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to OncoCyte’s diagnostic tests. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments OncoCyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, OncoCyte has not been subject to any claims or demands for indemnification. OncoCyte also maintains various liability insurance policies that limit OncoCyte’s financial exposure. As a result, OncoCyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, OncoCyte has not recorded any liabilities for these agreements as of September 30, 2018 and December 31, 2017.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended September 30, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2017, except as follows:

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

On January 1, 2018, in accordance with the adoption of ASU 2016-01, we recorded a cumulative-effect adjustment for these available-for-sale-securities to reclassify the unrealized loss of $888,000 included in accumulated other comprehensive loss to the accumulated deficit balance. For the three and nine months ended September 30, 2018, OncoCyte recorded an unrealized gain of $102,000 and $71,000, respectively, included in other income and expenses, net, due to the increase in fair market value of the marketable equity securities from the respective balance sheet dates.

See Note 2 of our condensed interim financial statements included elsewhere in this Report.

Results of Operations

Comparison of three and nine months ended September 30, 2018 and 2017

The following tables show our operating expenses for the three and nine months ended September 30, 2018 and 2017 (in thousands).

	Three Months Ended September 30,
	(unaudited)
	2018	2017	$ Decrease	% Decrease
Research and development expenses	$1,527	$1,836	$(309)	(16.8)%
General and administrative expenses	1,312	4,289	(2,977)	(69.4)%
Sales and marketing expenses	184	710	(526)	(74.1)%

	Nine Months Ended September 30,
	(unaudited)
	2018	2017	$ Decrease	% Decrease
Research and development expenses	$5,310	$5,667	$(357)	(6.3)%
General and administrative expenses	4,434	7,447	(3,013)	(40.5)%
Sales and marketing expenses	1,411	1,843	(432)	(23.4)%

Research and development expenses

The decrease in research and development expenses of $309,000 for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, is primarily attributable to a reduction of $150,000 in licenses and related fees and $145,000 in noncash stock-based compensation expense. The reduction in stock-based compensation expense was attributable to the decrease in the cost attributable to outstanding consultant stock options during current year three month period, which require mark-to-market adjustment each quarter for unvested shares, reflecting a lower market price of OncoCyte common stock during the period.

The decrease in research and development expenses of $357,000 for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, is primarily attributable to the following decreases: $535,000 in stock-based compensation expense; $233,000 in laboratory expenses; and $191,000 in amounts charged to us by BioTime for facilities and services. The reduction in stock-based compensation expense was attributable to the decrease in the cost attributable to outstanding consultant stock options during the current year nine month period, which require mark-to-market adjustment each quarter for unvested shares, reflecting a lower market price of OncoCyte common stock during the period. These decreases were offset by a $565,000 noncash impairment charge recorded during the nine months ended September 30, 2018 related to intangible assets mainly comprised of patents and patent rights for therapeutic uses that that we no longer plan to develop or commercialize.

We expect to continue to incur a significant amount of research and development expenses during the foreseeable future.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2018 decreased by $3.0 million in comparison to the three months ended September 30, 2017. During the three months ended September 30, 2017, we incurred a noncash expense of $3.0 million for the issuance of new warrants to certain investors who exercised outstanding warrants. We did not incur a similar expense during the same period in 2018. This decrease was offset by increases of $181,000 in personnel and related expenses, primarily related to the hiring of our Chief Financial Officer and our Chief Operating Officer.

General and administrative expenses for the nine months ended September 30, 2018 decreased by $3.0 million from the comparative period in 2017. During the nine months ended September 30, 2017, we incurred a noncash expense of $4.1 million for the issuance of new warrants to certain investors who exercised outstanding warrants. We did not incur a similar expense during the same period in 2018. However, during the nine months ended September 30, 2018, general and administrative expenses increased by $564,000 in legal, financing and patent related expenses, $335,000 in personnel and related expenses, primarily related to hiring of our Chief Financial Officer and our Chief Operating Officer, and $279,000 in noncash stock-based compensation expense due to increased stock option grants, including stock options granted in connection with the hiring of the two executives noted above.

Sales and marketing expenses

Sales and marketing expenses decreased by $526,000 for the three months ended September 30, 2018 in comparison to the three months ended September 30, 2017. The decrease was primarily attributable to the following cost reductions: $220,000 in consulting expenses; $160,000 in personnel and related expenses, mainly due to the sabbatical arrangements we implemented with certain employees; and approximately $146,000 in costs incurred for meetings, conferences, seminars, and other related expenses.

Sales and marketing expenses decreased by $432,000 for the nine months ended September 30, 2018 as compared to the same period in 2017. The decreases were primarily attributable to a reduction of $619,000 in consulting and related expenses, offset by an increase of $178,000 in noncash stock-based compensation expense.

Other income and expenses, net

Other income and expenses, net, is primarily comprised of interest expense, net, incurred from our capital lease obligations and a loan payable to the Silicon Valley Bank, and unrealized and realized gains and losses on BioTime marketable equity securities we hold.

During the nine months ended September 30, 2017, we sold 266,442 shares of BioTime stock for net proceeds of $934,000 and used those proceeds to pay down amounts owed to BioTime and affiliates. We recognized a $309,000 loss from the sale of the BioTime shares for the nine months ended September 30, 2017, included in other income and expenses, net.

We did not sell any shares of BioTime common stock during the nine months ended September 30, 2018. For the three and nine months ended September 30, 2018, we recorded an unrealized gain of $102,000 and $71,000, respectively, included in other income and expenses, net, due to the increase in fair market value of the BioTime marketable equity securities from the respective balance sheet dates. As of September 30, 2018 and December 31, 2017, we held 353,264 BioTime common shares as marketable equity securities with a fair market value of $830,000 and $760,000, respectively.

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

Liquidity and Capital Resources

Since inception, we have financed our operations through the sale of our common stock and warrants, warrant exercises, a bank loan, and sales of BioTime common shares that we hold as marketable equity securities. BioTime also provided OncoCyte with the use of BioTime facilities and services under a Shared Facilities and Services Agreement as described in Note 4 to the condensed interim financial statements. We have incurred operating losses and negative cash flows since inception, and had an accumulated deficit of $66.8 million at September 30, 2018. We expect to continue to incur operating losses and negative cash flows for the near future.

At September 30, 2018, we had $10.8 million of cash and cash equivalents and held BioTime common shares as marketable equity securities valued at $830,000. We believe that our current cash, cash equivalents and marketable equity securities is sufficient to carry out our current operations through at least twelve months from the issuance date of the condensed interim financial statements included in this Report.

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

Cash used in operations

During the nine months ended September 30, 2018 and 2017, our total research and development expenses were $5.3 million and $5.7 million respectively, our general and administrative expenses were $4.4 million and $7.4 million, and our sales and marketing expenses were $1.4 million and $1.8 million, respectively. Net loss for the nine months ended September 30, 2018 amounted to $11.3 million and net cash used in operating activities amounted to $9.2 million. The amount by which our net loss exceeded net cash used in our operating activities during the nine months ended September 30, 2018 is primarily due to the following noncash items: $1,079,000 in stock-based compensation; a $625,000 impairment charge recorded for our intangible assets; $447,000 in depreciation and amortization expenses; a $71,000 unrealized gain on BioTime shares held as marketable equity securities; and $62,000 in amortization of debt issuance costs. Changes in working capital were approximately $104,000 as a use of cash.

Cash used in investing activities

During the nine months ended September 30, 2018, cash used for investing activities was insignificant.

Cash provided by financing activities

During the nine months ended September 30, 2018, net cash provided by financing operations was $12.4 million. We received $9.9 million in net cash proceeds from the sale of 7,936,508 shares of our common stock in a private offering. We also received an additional $3.3 million in net proceeds from the sale of 1,256,118 shares of common stock and warrants in an offering registered under the Securities Act as disclosed in Note 6 to Condensed Interim Financial Statements, and we received $58,000 from exercise of stock options. These cash inflows were offset by $850,000 used to repay the loan payable and capital lease obligations.

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our qualitative and quantitative market risk since the disclosure in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2017.

Marketable equity securities at fair value

As of September 30, 2018, we held 353,264 BioTime common shares at fair value as marketable equity securities. Those shares are subject to changes in market value. BioTime common shares trade on the NYSE American under the ticker “BTX”. As of September 30, 2018, the 52-week high/low stock price per share range for BioTime common shares was $3.10 to $2.03.

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

Item 1A. Risk Factors

Our business is subject to various risks, including those described below. You should consider the following risk factors, together with all of the other information included in this Report and the risks described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2017, as amended, and in our other filings with the Securities and Exchange Commission (the “SEC”), which could materially adversely affect our proposed operations, business prospects, and financial condition, and the value of an investment in our business. There may be other factors that are not mentioned here or of which we are not presently aware that could also affect our business operations and prospects.

Risks Related to Our Business Operations

We have incurred operating losses since inception and we do not know if we will attain profitability.

Since our inception in September 2009, we have incurred operating losses and negative cash flows and we expect to continue to incur losses and negative cash flows in the future. Our net losses for the nine months ended September 30, 2018 and for the years ended December 31, 2017 and 2016 were $11.3 million, $19.4 million and $11.2 million, respectively, and we had an accumulated deficit of $66.8 million and $54.7 million as of September 30, 2018 and December 31, 2017, respectively. Since inception, we have financed our operations through sales of our common stock and warrants, loans from BioTime and BioTime affiliates, warrant exercises, a bank loan and sale of BioTime common shares that we hold as marketable equity securities. Although BioTime may continue to provide administrative support to us on a reimbursable basis, we do not expect BioTime to provide future financing. There is no assurance that we will be able to obtain any additional financing that we may need, or that any such financing that may become available will be on terms that are favorable to us and our shareholders. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our success in developing and marketing or licensing our diagnostic tests and technology.

We have experienced a delay in conducting our clinical validation study of DetermaVu™.

During the process of running initial samples for the clinical validation study of DetermaVu™ in 2017, inconsistent analytic results were observed by our technical team. We determined that the inconsistent results were caused by a variance in the lots of consumables used in the diagnostic testing platform that we were using to analyzes blood samples for the genetic biomarkers that may indicate whether lung nodules found in patients are benign or suspicious. Due to the issues with that diagnostic testing platform, we have evaluated selected an alternative diagnostic testing platform for DetermaVu™. We plan to complete our DetermaVu™ development work on the selected platform by carrying out an R&D validation study followed by an analytical validation study, and if those studies are successfully completed, we plan to conduct a clinical validation study. Clinical validation is the final step prior to commercial launch of a diagnostic test, and we are targeting completion of a clinical validation during the first half of 2019. If these studies are completed successfully, we plan to commercialize or to arrange for the commercialization of the test. Until we perform these studies, we will not know whether we can successfully complete the development of DetermaVu™.

The need to address the issues we encountered with the original diagnostic testing platform caused a delay in the development of DetermaVu™ and has caused us to incur additional costs. In addition to a loss of productivity during the period of the delay, we incurred additional quality control costs, the cost of acquiring new diagnostic testing platform equipment and reagents, and the time and cost of training our staff in the use of the new platform, and we will be incurring the costs of conducting additional development work and studies. Any further delays in the successful completion of the clinical validation study and commercialization of DetermaVu™ could prevent us from raising, when needed, sufficient additional capital to finance the completion of development and commercial launch of DetermaVu™.

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

●	We are attempting to develop new medical diagnostic tests and technologies. The focus of our business is on a DetermaVu™, a diagnostic test for lung cancer. DetermaVu™ is being developed through the use of blood samples obtained in prospective and retrospective clinical trials involving humans, but DetermaVu™ has not been used in clinical practice to diagnose cancer. Our technologies many not prove to be sufficiently efficacious to use in the diagnosis of cancer.

●	The experimentation we are doing is costly, time consuming, and uncertain as to its results. We incurred research and development expenses amounting to approximately $5.3 million, $7.2 million and $5.7 million during the nine months ended September 30, 2018 and years ended December 31, 2017 and 2016, respectively. Since 2011, most of our research has been devoted to the development of tests to detect lung cancer, breast cancer, and bladder cancer. We are now devoting substantially all of our efforts to the development of DetrmaVu™ for the detection of lung cancer.

●	If we are successful in developing a new technology or diagnostic test, refinement of the new technology or diagnostic test and definition of the practical applications and limitations of the technology or diagnostic test may take years and require the expenditure of large sums of money.

We will need to issue additional equity or debt securities in order to raise additional capital needed to pay our operating expenses.

●	We plan to continue to incur substantial research and development expenses and we anticipate that we will be incurring significant sales and marketing costs as we develop and commercialize DetermaVu™. We will need to raise additional capital to pay operating expenses until we are able to generate sufficient revenues from diagnostic test sales, royalties, and license fees, and we will need to sell additional equity or debt securities to meet those capital needs.

●	Our ability to raise additional equity or debt capital will depend not only on progress made in developing DetermaVu™ and receiving reimbursement approval from Medicare and other third-party payors, but also will depend on access to capital and conditions in the capital markets. Obtaining Medicare reimbursement approval for a diagnostic test generally takes two to three years, and investors may be reluctant to provide us with capital until we obtain Medicare reimbursement approval for DetermaVu™. There is no assurance that we will be able to raise capital at times and in amounts needed to finance the development and commercialization of DetermaVu™ and general operations. Even if capital is available, it may not be available on terms that we or our shareholders would consider favorable.

●	Sales or other issuances of additional equity securities by us could result in the dilution of the interests of our shareholders.

We have limited capital, marketing, and sales resources and no distribution resources for the commercialization of DetermaVu™.

If we are successful in developing DetermaVu™, we will need to build our own marketing and sales capability, which will require the investment of significant financial and management resources to recruit, train, and manage a sales force. In the alternative, due to our limited capital resources, we may need to enter into marketing arrangements with other diagnostic companies for DetermaVu™ .. Under such marketing arrangements we may license marketing rights to one or more other companies or to one or more joint venture companies formed to market DetermaVu™ , and we might receive only a royalty on sales of DetermaVu™ or an equity interest in a joint venture company. As a result, our revenues from the sale of DetermaVu™ may be substantially less than the amount of revenues and gross profits that we might receive if we were to market DetermaVu™ ourselves.

The reduction of our sales and marketing staff as part of a cost savings plan could delay our ability to commercialize our DetermaVu™, and we may explore a range of alternative options for commercialization.

We have reduced our sales and marketing staff to reduce our operating costs while we are developing DetermaVu™. This staff reduction could delay commercial availability or a full commercial launch of DetermaVu™ or could result in an acceleration of expenses to build a commercialization staff.

While we may elect to build our own integrated commercial organization if we successfully complete the development of DetermaVu™, we may also explore a range of other commercialization options in order to reduce our capital needs and the risks associated with the timelines and uncertainty for attaining Medicare and commercial reimbursement approval. These other options may include entering into arrangements with other companies for the commercialization of DetermaVu™ or other diagnostic tests that we may develop, or pursuing other business development opportunities. There is no assurance that we will be able to make alternative arrangements for the commercialization of DetermaVu™ or any other diagnostic tests that we may develop.

You may experience dilution of your ownership interests if we issue additional shares of common stock or preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 90,000,000 shares of capital stock consisting of 85,000,000 shares of common stock and 5,000,000 “blank check” shares of preferred stock. At September 30, 2018, there were 40,664,496 shares of common stock outstanding, 4,035,339 shares of common stock reserved for exercise of warrants and 4,770,000 shares of common stock reserved for issuance upon the exercise of options under our employee stock option plans. No shares of preferred stock are presently outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5 Other Information

None.

Item 6

Exhibit Numbers	Exhibit Description
3.1	Articles of Incorporation with all amendments (1)

3.2	By-Laws, as amended (2)

4.1	Form of August 2016 Warrant (3)

4.2	Form of 2017 Warrant, Exercise Price $3.25 (4)

4.3	Form of 2017 Warrant, Exercise Price $5.50 (4)

4.4	Silicon Valley Bank Warrant (4)

4.5	Form of July 2018 Warrant (5)

10.1	Employment Agreement, dated August 6, 2018, between OncoCyte Corporation and Albert P. Parker*

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101	Interactive Data Files

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018.

(2)	Incorporated by reference to OncoCyte Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2018.

(3)	Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2016.

(4)	Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017.

(5)	Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2018.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOCYTE CORPORATION

Date: November 13, 2018	/s/ William Annett
William Annett
President and Chief Executive Officer

Date: November 13, 2018	/s/ Mitchell Levine
Mitchell Levine
Chief Financial Officer

