Form 10-K/A
period 2018-12-31
OncoCyte Corp
filed 2019-04-30
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-1

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

As of April 22, 2019, there were outstanding 51,972,830 shares of common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

None

References to “OncoCyte,” “our” or “us” mean OncoCyte Corporation.

The description or discussion, in this Form 10-K/A-1, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

References to this Report mean our Annual Report on Form 10-K for the year ended December 31, 2018, as amended by this Amendment No. 1.

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019, to include the information required by Items 10 through 14 of Part III of Form 10-K. We previously omitted this information from our Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits that information to be incorporated in the Form 10-K by reference from a definitive proxy statement if the proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 solely to provide the information required in Part III of Form 10-K because our definitive proxy statement containing this information will not be filed until a later date. The reference on the cover of the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the original Form 10-K is hereby deleted.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

The names and ages of our directors are:

Ronald Andrews, 59, joined our Board of Directors in April 2018. Mr. Andrews is the founder and principal of the Bethesda Group, a consulting firm that advises companies in the molecular diagnostics and genomics fields. Prior to founding the Bethesda Group in 2015, Mr. Andrews served as President, Genetic Sciences Division of Thermo Fisher Scientific from September 2013 to December 2014, and as President, Medical Sciences Venture for Life Technologies from February 2012 to September 2013 when Life Technologies was acquired by Thermo Fisher. From 2004 to December 2010, Mr. Andrews was the Chief Executive Officer and Vice Chairman of the Board of Clarient, Inc., a cancer diagnostics company, and from December 2010 to February 2012 he served as CEO of GE Molecular Diagnostics after Clarient was acquired by GE Healthcare. Mr. Andrews also held management positions with companies in diagnostics and related medical fields, including Roche Molecular Diagnostics, Immucor, Inc. and Abbott Labs. Mr. Andrews also serves as a director of Orion Health Group Ltd., Oxford ImmunoTec. Mr. Andrews is also a member of the Board of Governors of CancerLinQ LLC, a wholly-owned non-profit subsidiary of the American Society of Clinical Oncology.

Mr. Andrews has over 30 years of experience in the molecular diagnostics and genomics industries, including experience integrating companies acquired in mergers. He also oversaw the transition of Clarient, Inc. into GE Healthcare and established a strategic plan to integrate In Vivo and In Vitro and expand GE’s presence in oncology.

William Annett, 65, joined OncoCyte as Chief Executive Officer in June 2015. Prior to becoming our Chief Executive Officer, Mr. Annett was a Managing Director at Accenture from 2011 to 2014, where he founded, built, and headed Accenture’s West Coast Life Sciences practice with sales, marketing, and delivery responsibilities for the entire territory. His clients included most of the major biotech and pharmaceutical companies in the western United States. At Genentech, from 2003 until 2011, Mr. Annett led the Commercial Strategy group and managed large operational projects with several hundred team members. He also directed the Project Finance function for research and development, which supported all development pipeline products with more than 200 clinical trials. In 2001 Mr. Annett founded and until 2003 served as CEO of Corra Life Sciences, a prenatal diagnostics company, which worked with a consortium of universities to develop blood tests for the major diseases of pregnancy. Mr. Annett also previously served as Chief Executive Officer of BioFX Laboratories, Inc. from 1999 to 2000. Early in his career, Mr. Annett also founded a consumer products company, which he led for six years as Chief Executive Officer. During his tenure, the company became publicly traded on NASDAQ and was then acquired. Mr. Annett holds an MBA from the Harvard Business School.

Mr. Annett brings to our Board his years of senior management experience overseeing the development and commercialization of products and services in the life sciences, pharmaceutical and diagnostics industries.

Andrew Arno, 59, joined our Board of Directors in June 2015 and has 30 years of experience working with emerging growth companies. He is currently Vice Chairman of “The Special Equities Group” at Chardan Capital Markets, LLC, a privately held investment banking firm, and from June 2013 until July 2015 served as Managing Director of Emerging Growth Equities, an investment bank, and Vice President of Sabr, Inc., a family investment group. He was previously President of LOMUSA Limited, an investment banking firm. From 2009 to 2012, Mr. Arno served as Vice Chairman and Chief Marketing Officer of Unterberg Capital, LLC, an investment advisory firm that he co-founded. He was also Vice Chairman and Head of Equity Capital Markets of Merriman Capital LLC, an investment banking firm, and served on the board of the parent company, Merriman Holdings, Inc. Mr. Arno currently serves on the boards of directors of Smith Micro Software, Inc. and served as a director of Asterias Biotherapeutics, Inc. from August 2014 until it was acquired by BioTime, Inc. in March 2019.

Mr. Arno brings over 30 years’ experience handling a wide range of corporate and financial matters and his background as an investment banker and strategic advisor to emerging growth companies qualifies him to serve on our Board of Directors.

Alfred D. Kingsley, 76, joined the Board of Directors during September 2009 and served as Chairman of the Board from December 2010 until April 2018. Mr. Kingsley is also the Chairman of the Board of Directors of BioTime, Inc. Mr. Kingsley has been general partner of Greenway Partners, L.P., a private investment firm, and President of Greenbelt Corp., a business consulting firm, since 1993. Greenbelt Corp. served as BioTime’s financial advisor from 1998 until June 30, 2009. Mr. Kingsley was Senior Vice-President of Icahn and Company and its affiliated entities for more than 25 years. Mr. Kingsley served as a director of Asterias Biotherapeutics, Inc. from September 2012 until it was acquired by BioTime March 2019. Mr. Kingsley holds a BS degree in economics from the Wharton School of the University of Pennsylvania, and a J.D. degree and LLM in taxation from New York University Law School.

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

Andrew J. Last, 59, joined the Board of Directors during December 2015. In April 2019, Dr. Last was appointed as Executive Vice President and Chief Operating Officer of Bio-Rad Laboratories, Inc. Dr. Last previously served as Chief Commercial Officer at Berkeley Lights Inc. and as Chief Operating Officer of Intrexon Corporation. From 2010 to 2016, Dr. Last was Executive Vice President and Chief Operating Officer of Affymetrix. Before joining Affymetrix, Dr. Last served as Vice President, Global and Strategic Marketing of BD Biosciences and as General Manager of Pharmingen from 2004 to 2010. From 2002 to 2004, Dr. Last held management positions at Applied Biosystems, Inc., including as Vice President and General Manager from 2003-2004 and Vice President of Marketing 2002-2003. Earlier in his career, he served in a variety of management positions at other companies, including Incyte Genomics and Monsanto. Dr. Last holds Ph.D. and MS degrees with specialization in Agrochemical Chemicals and Bio-Aeronautics, respectively, from Cranfield University, and a BS degree in Biological Sciences from the University of Leicester in the United Kingdom.

Dr. Last shares with our Board his many years of senior management experience commercializing products internationally in the genomics and life-sciences industries.

Aditya P. Mohanty, 52, joined the Board of Directors during April 2015. Mr. Mohanty served as Co-Chief Executive Officer of BioTime, Inc. from October 2015 to September 2018, after serving as BioTime’s Chief Operating Officer from December 2014 to October 2015. Mr. Mohanty previously served in a number of executive positions at Shire plc, including as President/Head Regenerative Medicine from 2013 to 2014, as Senior Vice President, Business and Technical Operations from 2012 to 2013, as Global Franchise Head MPS from 2010 to 2012, and as Vice President of Operations/Product General Manager from 2005 to 2012. Shire plc is a biotechnology company focused on research, development and commercialization of novel biological products for rare diseases. Mr. Mohanty was VP of Manufacturing and Operations at Transkaryotic Therapies, Inc. from 2002 to 2005 when it was acquired by Shire. Before joining Transkaryotic Therapies, Mr. Mohanty held a number of management positions at Baxter Healthcare Corporation, Bioscience Division from 1990 to 2002. Mr. Mohanty served as a director of BioTime from March 2016 until September 2018 and as a director of Asterias Biotherapeutics, Inc. from 2016 until it was acquired by BioTime in March 2019. Mr. Mohanty received an MBA degree from Saint Mary’s College, an MS in Chemical Engineering from Clarkson University, and a B. Tech in Chemical Engineering from REC Trichy, in India.

Mr. Mohanty brings to our Board his years of experience as an executive in the pharmaceutical industry, with particular emphasis on product development and manufacturing. Mr. Mohanty has helped launch several public and private companies and he has experience with successfully raising financing for early stage companies, creating focused business strategies and attracting investors. During his tenure at Shire plc he was responsible for several successful product launches and growing business and revenues to several billion dollars annually.

Cavan Redmond, 58, joined our Board of Directors in August of 2015 and was appointed Chairman of the Board during April 2018. Since 2014, Mr. Redmond has served as Partner for Zarsy, LLC. Mr. Redmond served as Chief Executive Officer of WebMD from May 2012 until May 2013. From August 2011 until May 2012, Mr. Redmond served as Group President, Animal Health, Consumer Healthcare and Corporate Strategy of Pfizer Inc., a pharmaceutical company. He served as Pfizer’s Group President, Animal Health, Consumer Healthcare, Capsugel and Corporate Strategy from December 2010 until August 2011 and as its Senior Vice President and Group President, Pfizer Diversified Businesses from October 2009 until December 2010. Prior to Pfizer’s acquisition of Wyeth, a pharmaceutical company, Mr. Redmond served as President, Wyeth Consumer Healthcare and Animal Health Business from May 2009 until October 2009. Before that, he held the positions of President, Wyeth Consumer Healthcare from December 2007 until May 2009 and Executive Vice President and General Manager, BioPharma, Wyeth Pharmaceuticals from 2003 until December 2007. Mr. Redmond also serves as a director of BioTime, Inc.

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

Executive Officers

William Annett, Chief Executive Officer, Mitchell Levine, Chief Financial Officer, Albert Parker, Chief Operating Officer, and Lyndal K. Hesterberg, Chief Scientific Officer, are our executive officers.

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

Albert P. Parker joined OncoCyte as Chief Operating Officer during August 2018. Prior to joining OncoCyte, Mr. Parker was the managing shareholder of GC Legal Advisors, a law firm established to provide or supplement in-house legal support on an interim, part-time, or project basis for companies operating across various industries. Mr. Parker also served as Executive Vice President, General Counsel and Corporate Secretary of Sunovion Pharmaceuticals from 2013 to 2014. From 2000-2010, Mr. Parker served in a number of management and legal positions at the Vice President or Senior Vice President and Chief Counsel level at Wyeth Pharmaceuticals (now a part of Pfizer). Before joining Wyeth Pharmaceuticals, Mr. Parker served as an Assistant General Counsel at Warner-Lambert Company, and was a partner in a Philadelphia law firm. Mr. Parker holds a J.D. from the University of Pennsylvania Law School and a B.A. from Pennsylvania State University

Lyndal K. Hesterberg, Ph.D. was appointed Chief Scientific Officer during March 2019 after serving as our Senior Vice President-Research and Development since November 2016. Dr. Hesterberg began providing consulting services to OncoCyte in 2015 and was named Vice President of Development in February of 2016. Dr. Hesterberg continues to provide counsel on clinical trial design, product development and corporate strategy as a consultant to medical and biotech companies. Until 2012, Dr. Hesterberg was the Chief Technology Officer of Crescendo Biosciences where he was responsible for clinical trial, laboratory operations, manufacturing and quality systems and helped bring to market Vectra DA. Previously, he was the president and Chief Executive Officer of Barofold, Inc., where he led the company from product conception through its clinical stage, and recruited a senior leadership team that developed a pipeline of proprietary drug candidates. Dr. Hesterberg received his Ph.D. in biochemistry from the University of St. Louis and a Bachelor of Sciences from the University of Illinois.

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

To our knowledge, based solely on our review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with during the fiscal year ended December 31, 2018, except that one Form 4 was filed late by Kristine Mechem, Andrew Arno, Andrew Last, Cavan Redmond, and Ronald Andrews, and two Forms 4 were filed late by William Annett, Mitchell Levine, and Lyndal Hesterberg.

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

Non-employee directors, other than the Chairman of the Board of Directors, received an annual fee of $35,000 in cash during 2018. In addition to cash fees, non-employee directors received options to purchase 45,000 shares of common stock under our 2018 Equity Incentive Plan (the “Incentive Plan”) during 2018. In 2018, our Chairman received an annual cash fee of $70,000 and an annual award of options to purchase 50,000 shares of OncoCyte common stock.

The annual fee of cash was paid, and the stock options granted vested and became exercisable one year from the date of grant, subject to the non-employee director’s continued service as a director of OncoCyte or a subsidiary from the date of grant until the vesting date or, if earlier, until the next annual meeting of shareholders. The options will expire if not exercised ten years from the date of grant.

Directors who served on the Audit Committee, the Compensation Committee, the Nominating/Corporate Governance Committee, Science and Technology Committee or the Finance Committee during 2018 received, in addition to other fees payable to them as directors, the following annual fees:

●	Audit Committee Chairman: $15,000
●	Audit Committee Member other than Chairman: $7,500
●	Compensation Committee Chairman: $10,000
●	Compensation Committee Member other than Chairman: $5,000
●	Nominating/Corporate Governance Committee Chairman: $10,000
●	Nominating/Corporate Governance Committee Member other than Chairman: $5,000
●	Science and Technology Committee Chairman: $10,000
●	Science and Technology Committee Member other than Chairman: $5,000
●	Finance and Strategy Committee Chairman: $10,000
●	Finance and Strategy Committee Member other than Chairman: $5,000

The following table summarizes certain information concerning the compensation paid during the past fiscal year to each of the persons who served as directors during the year ended December 31, 2018 and who were not our employees on the date the compensation was earned.

Name	Fees Earned Or Paid in Cash	Option Awards (1)		Total
Ronald Andrews	$51,875	$99,309	(2) (3)	$151,184
Andrew Arno	$67,500	$70,058	(3)	$137,558
Alfred D. Kingsley	$48,750	$70,058	(3)	$118,808
Andrew J. Last	$72,500	$70,058	(3)	$142,558
Cavan Redmond	$77,500	$77,842	(4)	$155,342
Aditya Mohanty	$8,750	$—		$8,750

(1)	Options granted will vest and become exercisable in equal quarterly installments over a one-year period or 100% exercisable one year from the date of grant, subject to the non-employee director’s continued service as a director of OncoCyte or a subsidiary from the date of grant until the vesting date or, if earlier, until the next annual meeting of shareholders or other vesting periods, but must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. Values are computed in accordance with FASB Accounting Standards Codification (ASC) Topic 718, Compensation - Stock Compensation. We used the Black-Scholes Pricing Model to compute option fair values based on applicable exercise and stock prices, an expected option term, volatility assumptions, and risk-free interest rates.

(2)	Mr. Andrews received 20,000 stock options at the time of his appointment to the Board of Directors in April 2018. The options are exercisable at an exercise price of $2.40 per share.

(3)	Messrs. Andrews, Arno, Kingsley, and Last each received 45,000 stock options on August 30, 2018. The options are exercisable at an exercise price of $2.40 per.

(4)	Mr. Redmond received 50,000 stock options on August 30, 2018. The options are exercisable at an exercise price of $2.40 per share.

Executive Compensation

Emerging Growth Company and Smaller Reporting Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and a “smaller reporting company” as defined in the rules and regulations of the SEC. As an emerging growth company and as a smaller reporting company we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable, in general, to public companies that are not emerging growth companies or smaller reporting companies. Accordingly, this Report includes reduced disclosure about our executive compensation arrangements.

Executive Employment Agreements and Change of Control Provisions

We have entered into Employment Agreements with our Chief Executive Officer William Annett, our Chief Financial Officer Mitchell Levine, and our Chief Scientific Officer Lyndal Hesterberg.

During 2018, the Compensation Committee reviewed the base salaries of Mr. Annett, Mr. Levine and Dr. Hesterberg. Based on the recommendations of the Compensation Committee the Board of Directors determined that the base salary for Mr. Annett would remain $400,000 and Dr. Hesterberg’s salary was increased from $210,750 to $217,073. Mr. Levine agreed to a temporarily decrease in his base salary from $330,000 to $297,000 from June 10 through December 31, 2018 and in connection with his acceptance of a salary reduction, he was granted options to purchase 45,000 shares of OncoCyte common stock.

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

Mr. Levine’s employment agreement contains provisions entitling him to severance benefits under certain circumstances. If we terminate Mr. Levine’s employment without “cause,” as defined in his Employment Agreement, he will be entitled to six months base salary. The severance compensation may be paid in a lump sum or, at our election, in installments consistent with the payment of his salary while employed by us. If we or a successor company terminate Mr. Levine’s employment without “cause” or if he resigns for “good reason,” as defined in his Employment Agreement, within 12 months following a “Change of Control,” he will be entitled to twelve months base salary. In order to receive the severance benefits, Mr. Levine must execute a general release of all claims against us and must return all our property in his possession.

Pursuant to his Employment Agreement, Dr. Hesterberg is eligible to receive annual cash incentive bonus awards determined by the Board of Directors, with a target bonus of 35% of his base salary, based on his performance and achievement of goals or milestones set by the Board of Directors.

If we terminate the employment of Dr. Hesterberg without “cause” as defined in his Employment Agreement, he will be entitled to receive, as a severance benefit, payment of six months base salary. The severance compensation may be paid in a lump sum or, at our election, in installments consistent with the payment of his salary while employed by us. In order to receive the severance benefits, Dr. Hesterberg must execute a general release of all claims against us and must return all our property in his possession. If Dr. Hesterberg’s employment is terminated by us or a successor company without “cause” or if he resigns for “good reason,” as defined in his Employment Agreement, within twelve months following a “Change of Control,” he will be entitled to twelve months base salary and accelerated vesting of 100% of any then unvested stock options as may have been granted to him by us.

The following tables show certain information relating to the compensation of our Chief Executive Officer and the two highest paid individuals who were serving as executive officers at year end and in each case whose total compensation exceeded $100,000 during 2018. We refer to such executive officers referred to as our “Named Executive Officers

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Option Awards(1)		All Other Compensation(2)	Total
William Annett	2018	$400,000	$220,000	$292,058	(3)	$13,750	$925,808
President and Chief Executive Officer	2017	$397,308	$40,000	$740,276	(4)	$13,500	$1,191,084

Mitchell Levine	2018	$314,008	$200,000	$359,287	(5)	$—	$873,295
Chief Financial Officer	2017	$41,885	$8,684	$578,991	(6)	$—	$629,560

Lyndal K. Hesterberg	2018	$216,691	$311,820	$314,940	(8)	$7,132	$850,583
Chief Scientific Officer(7)	2017	$210,750	$33,720	$47,378	(9)	$7,521	$299,369

(1)	Option awards were granted under our 2010 Employee Stock Option Plan (the “Option Plan”) or under our Incentive Plan are valued at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. Except as otherwise indicated below, one quarter of the options will vest upon completion of 12 full months of continuous employment measured from the grant date, and the balance of the options shall vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, based upon the completion of each month of continuous employment. Amounts shown in this column do not reflect dollar amounts actually received by our Named Executive Officers. Instead, these amounts reflect the aggregate grant date fair value of each stock option granted, computed in accordance with the provisions of FASB ASC Topic 718. We used the Black-Scholes Pricing Model to compute option fair values based on applicable exercise and stock prices, an expected option term, volatility assumptions, and risk-free interest rates. Our Named Executive Officers will only realize compensation upon exercise of the stock options and to the extent the trading price of our common stock is greater than the exercise price of such stock options at the time of exercise.

(2)	Except as otherwise indicated below, other compensation consists entirely of employer contributions to employee accounts under our 401(k) plan.

(3)	Mr. Annett was granted 180,000 stock options exercisable at an exercise price of $2.35 per share. One quarter of the options shall vest when a clinical validation study of DetermaVu™ is complete and OncoCyte receives a publication date for an article describing the results of the study, and the balance of the options shall vest when OncoCyte receives a Medicare local coverage determination (“LCD Approval”) for DetermaVu™.

(4)	Mr. Annett was granted 225,000 stock options exercisable at an exercise price of $4.85 per share.

(5)	Mr. Levine was granted 50,000 stock options exercisable at an exercise price of $2.35 per share that will vest as follows: one quarter of the options will vest upon completion of 12 full months of continuous employment measured from the grant date, and the balance of the options shall vest in 36 equal monthly installments thereafter based upon the completion of each month of continuous services as an employee. Mr. Levine also was granted 125,000 stock options exercisable at an exercise price of $2.35 per share that will vest as follows: one third of the options shall vest when a clinical validation study of DetermaVu™ is complete, one third shall vest on the filing of a Medicare dossier for LCD Approval for DetermaVu™ and one third shall vest on the earlier of the third anniversary of the date of grant or the date of LCD Approval of DetermaVu™.

In June 2018, Mr. Levine was granted 45,000 stock options exercisable at an exercise price of $2.55 per share. One half of the options shall vest upon acceptance for publication of a clinical validation study manuscript for DetermaVu™, and one-half of the options shall vest upon the commencement of a clinical utility study of DetermaVu™.

(6)	Mr. Levine was granted 200,000 stock options exercisable at an exercise price of $5.90 per share.

(7)	Dr. Hesterberg served as our Sr. Vice President of Research & Development during 2018 and was appointed Chief Scientific Officer during March 2019.

(8)	In May 2018, Dr. Hesterberg was granted 150,000 stock options exercisable at an exercise price of $2.35 per share. One third of the options shall vest when a clinical validation study of DetermaVu™ is complete, one third shall vest on the filing of a Medicare dossier for a LCD Approval for DetermaVu™ and one third shall vest on the earlier of the third anniversary of the date of grant or the date of LCD Approval for DetermaVu™.

In October 2018, Dr. Hesterberg was granted 54,000 stock options exercisable at an exercise price of $1.95 per share. The options shall vest in three equal annual installments from the date of grant.

(9)	Dr. Hesterberg was granted 14,400 stock options exercisable at an exercise price of $4.70 per share

Stock Options Outstanding at Year End

The following table summarizes certain information concerning stock options granted by us under the Option Plan and the Incentive Plan, and held as of December 31, 2018 by our Named Executive Officers:

OUTSTANDING EQUITY AWARDS AT YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price	Option Expiration Date
William Annett	5,000	—	$2.20	January 8, 2025
	5,000	—	$2.20	June 15, 2025
	525,000	75,000 (2)	$2.20	June 15, 2025
	177,084	72,916 (3)	$3.06	February 15, 2026
	103,125	121,875 (4)	$4.70	February 16, 2027
	—	180,000 (5)	$2.35	May 22, 2028

Mitchell Levine	54,167	145,833 (6)	$5.90	November 15, 2027
	—	50,000 (7)	$2.35	May 22, 2028
	—	125,000 (8)	$2.35	May 22, 2028
	—	45,000 (9)	$2.55	June 12, 2028

Lyndal K. Hesterberg	12,500	12,500 (10)	$3.06	February 15, 2026
	65,105	59,895 (11)	$4.05	October 31, 2026
	6,600	7,800 (4)	$4.70	February 16, 2027
	—	150,000 (8)	$2.35	May 22, 2028
	—	54,000 (12)	$1.95	October 16, 2028

(1)	Except as otherwise indicated below, one quarter of the options shall vest upon completion of 12 full months of continuous employment measured from the date of grant, and the balance of the options will vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, based upon the completion of each month of continuous employment.

(2)	The date of grant was June 16, 2015.

(3)	The date of grant was February 16, 2016.

(4)	The date of grant was February 17, 2017.

(5)	The date of grant was May 23, 2018. One quarter of the options shall vest when a clinical validation study of DetermaVu™ is complete and OncoCyte receives a publication date for an article describing the results of the study, and the remaining options shall vest when we receive LCD Approval for DetermaVu™.

(6)	These options were granted to Mr. Levine upon his appointment as Chief Financial Officer on November 16, 2017.

(7)	The date of grant was May 23, 2018.

(8)	The date of grant was May 23, 2018. One third of the options shall vest when a clinical validation study of DetermaVu™ is complete, one third shall vest on the filing of a Medicare dossier for a LCD Approval for DetermaVu™ and one third shall vest on the earlier of the third anniversary of the date of grant or the date of LCD Approval for DetermaVu™.

(9)	The date of grant was June 13, 2018. One half shall vest upon completion of a clinical validation study manuscript for DetermaVu™, and one-half of the options shall vest upon the commencement of a clinical utility study of DetermaVu™.

(10)	These options were granted to Dr. Hesterberg in the capacity of a consultant on February 16, 2016. One quarter of the options shall vest upon completion of 12 full months of continuous service provided to the company measured from the date of grant, the second quarterly installment shall vest upon the completion of the validation of a second product (bladder cancer, lung cancer small nodule, or lung cancer screening), the third quarterly installment shall vest upon achievement of successful launch of a lung cancer test, and the last one quarter shall vest on the second anniversary of the option grant date.

(11)	The date of grant was November 1, 2016 at which time Dr. Hesterberg became an employee of OncoCyte.

(12)	The date of grant was October 17, 2018. The options shall vest in three equal annual installments from the date of grant.

The Incentive Plan

The following summary of the Incentive Plan is qualified in all respects by reference to the full text of the Incentive Plan, a copy of which is filed as an exhibit to his Report and is incorporated by reference.

We have adopted the Incentive Plan that permits us to grant awards, or Awards, consisting of stock options, the grant or sale of restricted stock (“Restricted Stock”), the grant of stock appreciation rights (“SARs”), and the grant of hypothetical units issued with reference to our common stock (“Restricted Stock Units”), for up to 5,000,000 shares of our common stock. The Incentive Plan also permits OncoCyte to issue such other securities as our Board of Directors (the “Board”) or the Compensation Committee (the “Committee”) administering the Incentive Plan may determine. Awards of stock options, Restricted Stock, SARs, and Restricted Stock Units (“Awards”) may be granted under the Incentive Plan to OncoCyte employees, directors, and consultants.

Awards may vest and thereby become exercisable or have restrictions on forfeiture lapse on the date of grant or in periodic installments or upon the attainment of performance goals, or upon the occurrence of specified events. Awards may not vest, in whole or in part, earlier than one year from the date of grant. Vesting of an Award after the date of grant may be accelerated only in the limited circumstances specified in the Incentive Plan. In the case of the acceleration of vesting of any performance-based Award, acceleration of vesting shall be limited to actual performance achieved, pro rata achievement of the performance goal(s) on the basis for the elapsed portion of the performance period, or a combination of actual and pro rata achievement of performance goals.

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

No Awards may be granted under the Incentive Plan more than ten years after the date upon which the Incentive Plan was adopted by the Board, and no options or SARS granted under the Incentive Plan may be exercised after the expiration of ten years from the date of grant.

Stock Options

Options granted under the Incentive Plan may be either “incentive stock options” within the meaning of Section 422(b) of the Internal Revenue Code of 1986, as amended (the “Code”), or “non-qualified” stock options that do not qualify incentive stock options. Incentive stock options may be granted only to OncoCyte employees and employees of subsidiaries. The exercise price of stock options granted under the Incentive Plan must be equal to the fair market of our common stock on the date the option is granted. In the case of an optionee who, at the time of grant, owns more than 10% of the combined voting power of all classes of OncoCyte stock, the exercise price of any incentive stock option must be at least 110% of the fair market value of the common stock on the grant date, and the term of the option may be no longer than five years. The aggregate fair market value of common stock (determined as of the grant date of the option) with respect to which incentive stock options become exercisable for the first time by an optionee in any calendar year may not exceed $100,000.

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

Restricted Stock and Restricted Stock Units

In lieu of granting options, we may enter into purchase agreements with employees under which they may purchase or otherwise acquire Restricted Stock or Restricted Stock Units subject to such vesting, transfer, and repurchase terms, and other restrictions. The price at which Restricted Stock may be issued or sold will be not less than 100% of fair market value. Employees or consultants, but not executive officers or directors, who purchase Restricted Stock may be permitted to pay for their shares by delivering a promissory note or an installment payment agreement that may be secured by a pledge of their Restricted Stock. Restricted Stock may also be issued for services actually performed by the recipient prior to the issuance of the Restricted Stock. Unvested Restricted Stock for which we have not received payment may be forfeited, or we may have the right to repurchase unvested shares upon the occurrence of specified events, such as termination of employment.

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

The terms and conditions of a grant of Restricted Stock Units shall be determined by the Board or Committee. No shares of common stock shall be issued at the time a Restricted Stock Unit is granted. A recipient of Restricted Stock Units shall have no voting rights with respect to the Restricted Stock Units. Upon the expiration of the restrictions applicable to a Restricted Stock Unit, we will either issue to the recipient, without charge, one share of common stock per Restricted Stock Unit or cash in an amount equal to the fair market value of one share of common stock.

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

Repricing Prohibition

The Incentive Plan prohibits any modification of the purchase price or exercise price of an outstanding option or other Award if the change would effect a “repricing’ without shareholder approval. As defined in the Incentive Plan, “repricing” means a reduction in the exercise price of an outstanding option or SAR or cancellation of an “underwater” or “out-of-the-money” Award in exchange for other Awards or cash. An “underwater” or “out-of-the-money” Award is defined to mean an Award for which the exercise price is less than the “fair market value” of OncoCyte common stock. The fair market value is generally determined by the closing price of OncoCyte common stock on the NYSE American or any other national securities exchange or inter-dealer quotation system on which OncoCyte common stock is traded.

Limitation on Share Recycling

Shares subject to an Award shall not again be made available for issuance or delivery under the Incentive Plan if those shares are (a) shares tendered in payment of an option, (b) shares delivered or withheld by us to satisfy any tax withholding obligation, (c) shares covered by a stock-settled SAR or other Award that were not issued upon the settlement of the Award, or (d) shares repurchased by us using the proceeds from option exercises. Only shares subject to an Award that is cancelled or forfeited or expires prior to exercise or realization may be regranted under the Incentive Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of April 22, 2019 concerning beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of 5% or more of our outstanding shares of common stock. Information concerning certain beneficial owners of more than 5% of the outstanding common stock is based upon information disclosed by such owners in their reports on Schedule 13D or Schedule 13G.

Shareholder	Number of Shares	Percent of Total
BioTime, Inc. 1010 Atlantic Avenue, Suite 102 Alameda, California 94501	14,674,244	28.23%

Broadwood Partners, L.P. (1) Broadwood Capital, Inc. Neal Bradsher 724 Fifth Avenue, 9th Floor New York, New York 10019	9,157,373	17.27%

George Karfunkel 126 East 56th Street/15th Floor New York, New York 10022	5,361,447	10.32%

GKarfunkel Family LLC (2) 126 East 56th Street/15th Floor New York, New York 10022	3,000,000	5.66%

(1)	Includes 9,154,228 shares owned by Broadwood Partners, L.P. and 3,145 shares owned by Neal Bradsher. Broadwood Capital, Inc. is the general partner of Broadwood Partners, L.P. Neal Bradsher is the President of Broadwood Capital, Inc. Mr. Bradsher and Broadwood Capital, Inc. share voting power over and may be deemed to beneficially own the shares owned by Broadwood Partners, L.P. The shares owned by Broadwood Partners, L.P. include 1,055,961 shares that may be acquired upon the exercise of certain warrants.

(2)	Includes 1,000,000 shares that may be acquired upon the exercise of certain warrants.

Security Ownership of Management

The following table sets forth information as of April 22, 2019 concerning beneficial ownership of our common stock by each member of the Board of Directors, all Named Executive Officers, and all executive officers and directors as a group.

	Number of Shares	Percent of Total
William Annett (1)	956,583	1.81%

Mitchell Levine (2)	88,240	* %

Lyndal K. Hesterberg (3)	103,377	* %

Alfred D. Kingsley (4)	707,314	1.35%

Ronald Andrews (5)	54,964	* %

Andrew Arno (6)	161,414	* %

Andrew J. Last (7)	70,506	* %

Cavan Redmond (8)	161,414	* %

Aditya Mohanty (9)	-	* %

All executive officers and directors as a group (10 persons) (10)	2,388,812	4.44%

*Less than 1%

(1)	Includes 949,583 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days and 3,500 shares that may be acquired upon the exercise of certain warrants. Excludes 705,417 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(2)	Includes 81,250 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days and 3,495 shares that may be acquired upon the exercise of certain warrants. Excludes 583,750 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days, and 20,000 Restricted Stock Units (“RSUs”) that are not presently vested and will not vest within 60 days.

(3)	Includes 101,629 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days and 874 shares that may be acquired upon the exercise of certain warrants. Excludes 616,771 shares that may be acquired upon the exercise exercisable and that will not become exercisable within 60 days.

(4)	Includes 296,902 shares held solely by Mr. Kingsley, and 75,345 shares held by Greenbelt Corp. and 18,767 shares held by Greenway Partners, LP, which are affiliates of Mr. Kingsley. Mr. Kingsley disclaims beneficial ownership of 15,059 shares held by Greenbelt Corp. Includes 316,300 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days. Excludes 45,000 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(5)	Includes 20,000 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days and 17,482 shares that may be acquired upon the exercise of certain warrants. Excludes 45,000 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(6)	Includes 56,520 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days and 52,447 shares that may be acquired upon the exercise of certain warrants. Excludes 45,000 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(7)	Includes 56,520 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days and 6,993 shares that may be acquired upon the exercise of certain warrants. Excludes 45,000 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(8)	Includes 56,520 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days and 52,447 shares that may be acquired upon the exercise of certain warrants. Excludes 50,000 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days

(9)	Excludes 33,750 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(10)	Includes 1,723,322 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or that may become exercisable within 60 days and 137,238 shares that may be acquired upon the exercise of certain warrants. Excludes 2,534,688 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days, and 20,000 Restricted Stock Units (“RSUs”) that are not presently vested and will not vest within 60 days .

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

As of December 31, 2018, OncoCyte had $2.1 million outstanding and payable to BioTime and affiliates in connection with the costs incurred under the Shared Facilities Agreement.

Cavan Redmond and Alfred D. Kingsley, who are members of our Board of Directors, are directors of BioTime. Broadwood Partners, L.P. and Mr. Kingsley each beneficially own more than 5% of the outstanding common shares of BioTime. All of our directors and executive officers, and beneficial owners of more than 5% of our outstanding common stock (“5% Shareholders”) as reported in this Report, in the aggregate beneficially own more than 20% of the outstanding common shares of BioTime. The fact that certain of our executive officers and directors and 5% Shareholders own BioTime common shares should not be considered to mean that they constitute or are acting in concert as a “group” with respect to those shares or that they otherwise share power or authority to vote or dispose of the shares that each of them own.

Certain Sales of Equity Securities

During August 2016, we sold an aggregate of 3,246,153 immediately separable “units,” with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock, at a price of $3.25 per unit (the “Units”). George Karfunkel and Broadwood Partners, L.P. (“Broadwood”) who each beneficially own more than 5% of our outstanding common stock, purchased 1,000,000 Units, and 1,538,461 Units, respectively. During February 2017, certain investors who purchased Units, including Broadwood, entered into Warrant Exercise Agreements pursuant to which they exercised some of the warrants that were included in the Units, and purchased shares of our common stock earlier than the expiration date of the warrants. Under the Warrant Exercise Agreements, we issued new warrants to those investors. Broadwood exercised 425,000 warrants and was issued 212,500 new warrants with exercise of $3.25 per warrant share in addition to the 425,000 shares of common stock purchased through the exercise of the warrants. The new warrants are exercisable at any time for five years from the date of issue.

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

Pursuant to a third form of Exercise Agreement, George Karfunkel exercised 2016 Warrants to purchase 1,000,000 shares of common stock at the exercise price of $3.25 per share, and OncoCyte issued to him (i) a July 2017 Warrant, expiring two years from the date of issue, to purchase 500,000 shares of common stock at an exercise price of $5.50 per share, and (ii) a July 2017 Warrant, expiring two years from the date of issue, to purchase 500,000 shares of common stock at an exercise price of $3.25 per share. In this alternative form of Exercise Agreement, OncoCyte also agreed to use commercially reasonable efforts to file with the SEC a registration statement covering the resale of the shares of common stock issuable upon exercise of the July 2017 Warrant and to keep it continuously effective for up to five years, subject to conditions set forth in the Exercise Agreement.

During March 2018, OncoCyte entered into securities purchase agreements with Broadwood and George Karfunkel pursuant to which Broadwood purchased 3,968,254 shares of common stock, and Mr. Karfunkel purchased 3,968,254 shares of common stock for $1.26 per share. Under the securities purchase agreements, we agreed to register the shares for resale under the Securities Act of 1933, as amended (the “Securities Act”), not later than 60 days after the closing of the sale of the shares. We also agreed to pay liquidated damages calculated in the manner provided in the securities purchase agreement if we did not file the registration statement in a timely manner. Because the registration statement was not filed as required by the securities purchase agreement, during 2019 we paid $300,000 to Broadwood on account of liquidated damages owed.

On July 26, 2018, Cavan Redmond and Andrew Arno, who are members of our Board of Directors, each agreed to purchase from OncoCyte 52,447 shares of common stock and warrants to purchase 52,447 shares of common stock for $150,000 pursuant to a Securities Purchase Agreement. The shares of common stock and warrants were sold in a registered direct offering in “units,” with each unit consisting of one share of common stock and one warrant, at a price of $2.86 per unit. Each warrant entitles the warrant holder to purchase one share of common stock at an exercise price of $3.00 per share. The warrants became exercisable six months after the date of issue and will become exercisable six months after the date of issue, and will expire five years after the date they become exercisable.

During February 2019, Broadwood purchased 533,333 shares of our common stock for $3.75 per share, the same price paid by other investors, in an underwritten public offering of our common stock.

Approval by the Board of Directors

All of the transactions described above were reviewed directly by the Board of Directors, and the Board of Directors or a designated committee of the Board, determined whether to approve or withhold approval of each transaction. The Board of Directors or committee considered such factors as they deemed relevant to the particular transaction and applied such criteria as it determined to be appropriate in connection with its evaluation of each proposed transaction on a transaction by transaction basis. The Board of Directors does not have any written guidelines governing the exercise of its discretion other than the Related Person Transaction Policy with respect to transactions with officers, directors, beneficial owners of more than 5% of our outstanding shares of common stock, or any member of their immediate family.

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

Director Independence

Our Board of Directors has determined that Ronald Andrews, Andrew Arno, Andrew Last, and Cavan Redmond qualify as “independent” in accordance with Section 803(A) of the NYSE American Company Guide. The members of our Audit Committee meet the additional independence standards under Section 803(B)(2) of the NYSE American Company Guide and Section 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the members of our Compensation Committee meet the additional independence standards under Section 805(c)(1) of the NYSE American Company Guide. Our independent directors received no compensation or remuneration for serving as directors except as disclosed under “Director Compensation”. None of these directors, nor any of the members of their families, have participated in any transaction with us that would disqualify them as “independent” directors under the standards described above.

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

Item 14. Principal Accounting Fees and Services

OUM & Co., LLP (“OUM”) has served as our independent registered public accountants since the fourth quarter of 2015, and audited our annual financial statements for the fiscal years ended December 31, 2018 and 2017.

Audit Fees, Audit Related Fees, Tax Fees and Other Fees

The following table sets forth the aggregate fees billed to us during the fiscal years ended December 31, 2018 and 2017 by OUM:

	2018	2017
Audit Fees (1)	$168,170	$163,228
Audit Related Fees (2)	8,000	38,000
Total Fees	$176,170	$201,228

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of OncoCyte’s annual financial statements included in our Registration Statement on Form 10 and in our Annual Report on Form 10-K, and review of the interim financial statements included in our Registration Statement on Form 10 and our Quarterly Reports on Form 10-Q, as applicable, and services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to non-routine SEC filings.

Pre-Approval of Audit and Permissible Non-Audit Services

Our Audit Committee requires pre-approval of all audit and non-audit services. Other than de minimis services incidental to audit services, non-audit services shall generally be limited to tax services such as advice and planning and financial due diligence services. All fees for such non-audit services must be approved by the Audit Committee, except to the extent otherwise permitted by applicable SEC regulations. The Committee may delegate to one or more designated members of the Committee the authority to grant pre-approvals, provided such approvals are presented to the Committee at a subsequent meeting. During 2018, 100% of the fees paid to OUM were approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a-1)

Financial Statements.

The following financial statements of OncoCyte Corporation are filed in the Form 10-K:

Balance Sheets

Statements of Operations

Statements of Comprehensive Loss

Statements of Shareholders’ Equity (Deficit)

Statements of Cash Flows

Exhibit Numbers	Exhibit Description

3.1	Articles of Incorporation with all amendments (Incorporated by reference to OncoCyte Corporation’s Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

3.2	By-Laws, as amended (Incorporated by reference to OncoCyte Corporation’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2018.)

4.1	Specimen of Common Stock Certificate (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

4.2	Form of August 2016 Warrant (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2016)

4.3	Form of 2017 Warrant, Exercise Price $3.25 (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

4.4	Form of 2017 Warrant, Exercise Price $5.50 (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

4.5	Silicon Valley Bank Warrant (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

4.6	Form of July 2017 Warrant, Exercise Price $5.50; five-year term (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

4.7	Form of July 2017 Warrant, Exercise Price $3.25, five-year term (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

4.8	Form of July 2017 Warrant, Exercise Price $3.25, two-year term (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

4.9	Form of July 2017 Warrant, Exercise Price $5.50, two-year term (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

4.10	Form of July 2018 Warrant (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2018)

10.1	Shared Facilities Agreement, dated October 8, 2009 between OncoCyte Corporation and BioTime, Inc. (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.2	Form of Director/Consultant Option Agreement (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.3	Form of Employee Incentive Stock Option Agreement (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.4	Employment Agreement, dated June 15, 2015, between OncoCyte Corporation and William Annett (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.5	Registration Rights Agreement dated October 15, 2009 (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.6	Amendment of Registration Rights Agreement, dated August 23, 2011 (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.7	Second Amendment of Registration Rights Agreement, dated May 8, 2015 (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.8	Third Amendment to Registration Rights Agreement, dated November 16, 2015 (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) A-1 filed with the Securities and Exchange Commission on December 29, 2015)

10.9	License Agreement, dated January 22, 2016, between OncoCyte Corporation and The Wistar Institute of Anatomy and Biology (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016)

10.10	First Amendment to License Agreement, dated January 25, 2016, between OncoCyte Corporation and The Wistar Institute of Anatomy and Biology (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016)

10.11	Second Amendment to License Agreement, dated May 27, 2016, between OncoCyte Corporation and The Wistar Institute of Anatomy and Biology (Incorporated by reference to OncoCyte Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2016)

10.12	Third Amendment to the Sponsored Research Agreement, dated December 1, 2015, between OncoCyte Corporation and The Wistar Institute of Anatomy and Biology (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) A-1 filed with the Securities and Exchange Commission on December 29, 2015)

10.13	Employment Agreement, dated November 1, 2016, between OncoCyte Corporation and Lyndal Hesterberg (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

10.14	Form of Warrant Exercise Agreement, dated February 17, 2017 (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2017)

10.15	Form of Alternate Warrant Exercise Agreement, dated February 17, 2017 (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2017)

10.16	Loan and Security Agreement, dated February 21, 2017, between OncoCyte Corporation and Silicon Valley Bank (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

10.17	2017 Amendment to 2010 Stock Option Plan (Incorporated by reference to Registration Statement on Form S-8, File Number 333-219109 filed with the Securities and Exchange Commission on June 30, 2017)

10.18	Form of July 2017 Warrant Exercise Agreement, dated July 21, 2017 (July 2017 Warrant for 100% of shares received on exercise of Original Warrant, at $5.50 exercise price with five-year term) (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

10.19	Form of July 2017 Warrant Exercise Agreement, dated July 21, 2017 (July 2017 Warrant for 50% of shares received on exercise of Original Warrant, at $3.25 exercise price with five-year term) (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

10.20	Form of July 2017 Warrant Exercise Agreement, dated July 21, 2017 (July 2017 Warrant for 50% of shares received on exercise of Original Warrant, at $3.25 exercise price with two-year term, and July 2017 Warrant for 50% of shares received on exercise of Original Warrant, at $5.50 exercise price with two-year term) (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

10.21	Employment Agreement, dated November 15, 2017, between OncoCyte Corporation and Mitchell Levine (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018)

10.22	Securities Purchase Agreement, dated March 28, 2018 (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2018)

10.23	Engagement Agreement, dated July 26, 2018, by and between OncoCyte Corporation and Chardan Capital Markets, LLC (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2018)

10.24	Form of Securities Purchase Agreement dated July 26, 2018, by and among OncoCyte Corporation and the investors signatory thereto (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2018)

10.25	Employment Agreement, dated August 6, 2018, between OncoCyte Corporation and Albert P. Parker (Incorporated by reference to OncoCyte Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2018)

10.26	Separation Agreement, dated January 22, 2019, between OncoCyte Corporation and Kristine Mechem*

23.1	Consent of OUM & Co. LLP *

31	Rule 13a-14(a)/15d-14(a) Certification **

32	Section 1350 Certification **

101	Interactive Data Files *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Previously filed.

** Filed herewith.

Item 16. Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April 2019.

ONCOCYTE CORPORATION

By:	/s/ William Annett
William Annett
President and Chief Executive Officer

