Form 10-Q
period 2019-03-31
OncoCyte Corp
filed 2019-05-14
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(510) 775-0515

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	OCX	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock outstanding as of April 29, 2019 was 51,972,830.

PART 1—FINANCIAL INFORMATION

This Report on Form 10-Q (“Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology.

Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those discussed in this Report under Item 1 of the Notes to Condensed Financial Statements, under Risk Factors in this Report and those listed under Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K as filed with the Securities Exchange Commission on April 1, 2019. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

References to “OncoCyte,” “our” or “we” means OncoCyte Corporation.

The description or discussion, in this Form 10-Q, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

Item 1. Financial Statements

ONCOCYTE CORPORATION

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$39,257	$8,034
Marketable equity securities	606	428
Prepaid expenses and other current assets	1,130	180
Total current assets	40,993	8,642

NONCURRENT ASSETS
Machinery and equipment, net	486	614
Deposits and other noncurrent assets	198	262
TOTAL ASSETS	$41,677	$9,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Amount due to BioTime and affiliates	$-	$2,101
Accounts payable	136	166
Accrued expenses and other current liabilities	1,957	2,109
Loan payable, current	800	800
Financing lease liability, current	304	385
Total current liabilities	3,197	5,561

NONCURRENT LIABILITIES
Loan payable, net of deferred financing costs, noncurrent	159	347
Financing lease liability, noncurrent	134	187
TOTAL LIABILITIES	3,490	6,095

Commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value, 85,000 shares authorized; 51,973 and 40,664 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	113,370	74,742
Accumulated other comprehensive loss	-	-
Accumulated deficit	(75,183)	(71,319)
Total shareholders’ equity	38,187	3,423
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,677	$9,518

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

ONCOCYTE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
EXPENSES:
Research and development	$1,343	$1,461
General and administrative	2,449	1,787
Sales and marketing	205	658
Total operating expenses	3,997	3,906

Loss from operations	(3,997)	(3,906)

OTHER INCOME (EXPENSES), NET
Interest expense, net	(19)	(60)
Unrealized gain on marketable equity securities	178	190
Other expenses, net	(26)	(2)
Total other income, net	133	128

NET LOSS	$(3,864)	$(3,778)

Net loss per share: basic and diluted	$(0.08)	$(0.12)

Weighted average common shares outstanding: basic and diluted	46,647	31,676

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

4

ONCOCYTE CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018

NET LOSS	$(3,864)	$(3,778)
Other comprehensive loss, net of tax:	-	-
COMPREHENSIVE LOSS	$(3,864)	$(3,778)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

ONCOCYTE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,864)	$(3,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	110	103
Amortization of intangible assets	-	61
Amortization of prepaid maintenance	9	-
Stock-based compensation	686	347
Unrealized gain on marketable equity securities	(178)	(190)
Amortization of debt issuance costs	12	22
Other	26	-
Changes in operating assets and liabilities:
Amount due to BioTime and affiliates	(2,101)	7
Prepaid expenses and other current assets	(950)	(324)
Accounts payable and accrued liabilities	(468)	999
Net cash used in operating activities	(6,718)	(2,753)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(7)	(5)
Security deposit and other	54	-
Net cash provided by (used in) investing activities	47	(5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	943	51
Proceeds from sale of common shares	40,250	8,000
Financing costs to issue common shares	(2,965)	-
Repayment of loan payable	(200)	(200)
Repayment of financing lease obligations	(134)	(81)
Net cash provided by financing activities	37,894	7,770

NET INCREASE IN CASH AND CASH EQUIVALENTS	31,223	5,012
CASH AND CASH EQUIVALENTS:
At beginning of the period	8,034	7,600
At end of the period	$39,257	$12,612

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

OncoCyte was incorporated in 2009 in the state of California and was formerly a majority-owned subsidiary of BioTime, Inc. (“BioTime”), a publicly traded, clinical-stage, biotechnology company developing new cellular therapies for degenerative retinal diseases, neurological conditions associated with demyelination, and aiding the body in detecting and combating cancer. Beginning on February 17, 2017, OncoCyte ceased to be a subsidiary of BioTime for financial reporting purposes when BioTime’s percentage ownership of outstanding OncoCyte common stock declined below 50% as a result of the issuance of additional OncoCyte common stock to certain investors who exercised OncoCyte stock purchase warrants (see Note 6).

Liquidity

Since inception, OncoCyte has financed its operations through the sale of common stock, warrants, warrant exercises, a bank loan, and sales of BioTime common shares that it holds as marketable equity securities. BioTime also provides OncoCyte with the use of BioTime facilities and services under a Shared Facilities and Services Agreement (the “Shared Facilities Agreement”) as described in Note 4. OncoCyte has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $75.2 million as of March 31, 2019. OncoCyte expects to continue to incur operating losses and negative cash flows for the foreseeable future.

At March 31, 2019, OncoCyte had $39.3 million of cash and cash equivalents and held BioTime and AgeX Therapeutics, Inc. (“AgeX”) common stock as marketable equity securities valued at $0.6 million. OncoCyte believes that its current cash, cash equivalents and marketable equity securities is sufficient to carry out current operations through at least twelve months from the issuance date of the condensed interim financial statements included in this Report.

OncoCyte will need to raise additional capital to finance its operations, including the development and commercialization of its cancer diagnostic tests, until such time as it is able to complete development and commercialize one or more diagnostic tests and generate sufficient revenues to cover its operating expenses. Presently, OncoCyte is devoting substantially all of its research and development resources to the completion of the development and planned commercialization of DetermaVu™. OncoCyte may also explore a range of other commercialization options in order to reduce capital needs and the risks associated with the timelines and uncertainty for attaining the Medicare and commercial reimbursement approvals that will be essential for the successful commercialization of DetermaVu™ and any other diagnostic tests that OncoCyte may develop. Those alternative arrangements could include marketing arrangements with other diagnostic companies through which OncoCyte might receive a royalty on sales, or through which it might form a joint venture to market DetermaVu™ and share in net revenues.

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

Basis of presentation

The unaudited condensed interim financial statements presented herein, and discussed below, have been prepared on a stand-alone basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Commission (the “SEC”). In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted. The condensed balance sheet as of December 31, 2018 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in OncoCyte’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

2. Summary of Significant Accounting Policies

Research and development expenses

Research and development expenses include both direct expenses incurred by OncoCyte and indirect overhead costs allocated by BioTime that benefit or support OncoCyte’s research and development functions. Direct research and development expenses consist primarily of personnel costs and related benefits, including stock-based compensation, consulting fees, and obligations incurred to suppliers. Indirect research and development expenses allocated by BioTime to OncoCyte under the Shared Facilities Agreement (see Note 4), are primarily based on headcount or space occupied, as applicable, and include laboratory supplies, laboratory expenses, rent and utilities, common area maintenance, telecommunications, property taxes and insurance. Research and development costs are expensed as incurred.

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

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel costs and related benefits, including stock-based compensation, trade show expenses, branding and positioning expenses, and consulting fees. Indirect sales and marketing expenses allocated by BioTime, primarily based on OncoCyte’s headcount or space occupied, as applicable, include costs for rent and utilities, common area maintenance, telecommunications, property taxes and insurance, incurred by BioTime and allocated to us under the Shared Facilities Agreement.

Accounting for shares of BioTime and AgeX common stock

In accordance with ASC 320-10-25, Investments – Debt and Equity Securities, as amended by Accounting Standards Update (“ASU”) 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, OncoCyte accounts for the BioTime and AgeX shares it holds as marketable equity securities, as the shares have a readily determinable fair value quoted on the NYSE American and are held principally to meet future working capital purposes, as necessary. The shares are measured at fair value and reported as current assets on the balance sheet based on the closing trading price of the shares as of the date being presented.

Beginning on January 1, 2018, with the adoption of ASU 2016-01 discussed below, the BioTime and AgeX shares held by OncoCyte are now referred to as “marketable equity securities,” and unrealized holding gains and losses on those shares are reported in the statements of operations in other income and expenses, net. Prior to January 1, 2018 and the adoption of ASU 2016-01, the BioTime shares held were called “available-for-sale securities” and unrealized holding gains and losses were reported in other comprehensive income or loss, net of tax, and were a component of the accumulated other comprehensive income or loss on the balance sheet. Realized gains and losses on BioTime shares are also included in other income and expenses, net, in the condensed statements of operations. The shares of AgeX common stock OncoCyte holds were received from BioTime as a dividend-in-kind on November 28, 2018. OncoCyte did not sell any shares of BioTime or AgeX stock during the three months ended March 31, 2019 or the three months ended March 31, 2018. As of March 31, 2019, OncoCyte held 353,264 and 35,326 shares of common stock of BioTime and AgeX, respectively, as marketable equity securities with a combined fair market value of $606,000.

On January 1, 2018, in accordance with the adoption of ASU 2016-01, OncoCyte recorded a cumulative-effect adjustment for the BioTime shares as available-for-sale-securities to reclassify the unrealized loss of $888,000 included in accumulated other comprehensive loss to the accumulated deficit balance. For the three months ended March 31, 2019 and 2018, OncoCyte recorded an unrealized gain of $178,000 and $190,000, respectively, included in other income and expenses, net, due to the increase in fair market value of the marketable equity securities from the respective balance sheet dates.

Net loss per common share

All potentially dilutive common stock equivalents are antidilutive because OncoCyte reported a net loss for all periods presented. The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended March 31,
	(unaudited)
	2019	2018
Stock options	3,971	1,652
Warrants	4,035	2,779

Recently adopted accounting pronouncements

Leases

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

On January 1, 2019, OncoCyte adopted Accounting Standards Update 2016-02, Leases (Topic 842, “ASC 842”) and its subsequent amendments affecting OncoCyte: (i) ASU 2018-10, Codification Improvements to Topic 842, Leases, and (ii) ASU 2018-11, Leases (Topic 842): Targeted improvements, using the modified retrospective method. OncoCyte management determines if an arrangement is a lease at inception. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the statements of operations. When determining whether a lease is a finance lease or an operating lease, ASC 842 does not specifically define criteria to determine “major part of remaining economic life of the underlying asset” and “substantially all of the fair value of the underlying asset.” For lease classification determination, OncoCyte continues to use (i) 75% or greater to determine whether the lease term is a major part of the remaining economic life of the underlying asset and (ii) 90% or greater to determine whether the present value of the sum of lease payments is substantially of the fair value of the underlying asset. OncoCyte uses either the rate implicit in the lease or its incremental borrowing rate as the discount rate in lease accounting, as applicable.

Upon adoption of ASC 842 and based on the available practical expedients under that standard, OncoCyte did not reassess any expired or existing contracts, reassess the lease classification for any expired or existing leases and reassess initial direct costs for exiting leases. OncoCyte also elected not to capitalize leases that have terms of twelve months or less.

The adoption of ASC 842 did not have a material impact to OncoCyte’s financial statements because OncoCyte does not have any significant operating leases. OncoCyte’s accounting for financing leases (previously referred to as “capital leases”) remained substantially unchanged. Financing leases are included in machinery and equipment, and in financing lease liabilities, current and noncurrent, in OncoCyte’s condensed balance sheets (see Note 9).

Stock Based Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for non-employee share-based payment transactions. The new standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018 (including interim periods within that fiscal year). OncoCyte adopted ASU 2018-07 on January 1, 2019. As OncoCyte does not have a significant number of outstanding and unvested non-employee share-based awards, the application of the new standard did not have a material impact on its financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

The recently issued accounting pronouncements applicable to OncoCyte that are not yet effective should be read in conjunction with the recently issued accounting pronouncements, as applicable and disclosed in OncoCyte’s Annual Report on Form 10-K for the year ended December 31, 2018.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies certain disclosure requirements for reporting fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. OncoCyte will adopt this standard on January 1, 2020 and is currently evaluating the disclosure requirements and its effect on the financial statements.

3. Selected Balance Sheet Components

Prepaid expenses and other current assets

As of March 31, 2019 and December 31, 2018, prepaid expenses and other current assets were comprised of the following (in thousands):

	March 31, 2019	December 31, 2018
	(unaudited)
Prepaid insurance	$502	$102
Prepaid advisory services	369	-
Other	259	78
Total prepaid expenses and other current assets	$1,130	$180

Accrued expenses and other current liabilities

As of March 31, 2019 and December 31, 2018, accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2019	December 31, 2018
	(unaudited)
Accrued compensation	$342	$1,303
Accrued vendors and other expenses (1)	1,615	806
Total accrued expenses and other current liabilities	$1,957	$2,109

(1)Includes $286,000 in accrued financing costs completed in February 2019 as of March 31, 2019 (see Note 6).

Machinery and equipment, net

As of March 31, 2019 and December 31, 2018, machinery and equipment, primarily comprised of assets purchased under financing leases discussed in Notes 2 and 9, were as follows (in thousands):

	March 31, 2019	December 31, 2018
	(unaudited)
Machinery and equipment	$1,112	$1,562
Accumulated depreciation	(626)	(948)
Machinery and equipment, net	$486	$614

Depreciation expense amounted to $110,000 and $103,000 for the three months ended March 31, 2019 and 2018, respectively.

4. Related Party Transactions

Shared Facilities Agreement

On October 8, 2009, OncoCyte and BioTime executed the Shared Facilities Agreement. Under the terms of the Shared Facilities Agreement, BioTime agrees to permit OncoCyte to use BioTime’s premises and equipment located in Alameda, California for the purpose of conducting business. BioTime provides accounting, billing, bookkeeping, payroll, treasury, payment of accounts payable, and other similar administrative services to OncoCyte. BioTime may also provide the services of attorneys, accountants, and other professionals who may also provide professional services to BioTime and its other subsidiaries. BioTime may also provide OncoCyte with the services of BioTime laboratory and research personnel, including BioTime employees and contractors, for the performance of research and development work for OncoCyte at the premises.

BioTime charges OncoCyte a Use Fee for services received and usage of facilities, equipment, and supplies. For each billing period, BioTime prorates and allocates costs incurred, as applicable, to OncoCyte. Such costs include services of BioTime employees, equipment, insurance, lease, professional, software, supplies and utilities. Allocation depends on key cost drivers including actual documented use, square footage of facilities used, time spent, costs incurred by or for OncoCyte, or upon proportionate usage by BioTime and OncoCyte, as reasonably estimated by BioTime (collectively “Use Fees”). BioTime charges OncoCyte a 5% markup on such allocated costs as permitted by the Shared Facilities Agreement.

The Use Fee is determined and invoiced to OncoCyte on a regular basis, generally monthly or quarterly. If the Shared Facilities Agreement terminates prior to the last day of a billing period, the Use Fee will be determined for the number of days in the billing period elapsed prior to the termination of the Shared Facilities Agreement. Each invoice will be payable in full by OncoCyte within 30 days after receipt. Any invoice, or portion thereof, not paid in full when due will bear interest at the rate of 15% per annum until paid, unless the failure to make a payment is due to any inaction or delay in making a payment by BioTime employees from OncoCyte funds available for such purpose, rather than from the unavailability of sufficient funds legally available for payment or from an act, omission, or delay by any employee or agent of OncoCyte. To date, BioTime has not charged OncoCyte any interest.

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

The Shared Facilities Agreement will remain in effect, unless either party gives the other party written notice stating that the Shared Facilities Agreement will terminate on December 31 of that year, or unless the agreement otherwise is terminated under another provision of the agreement. The Shared Facilities Agreement is not considered a lease under the provisions of ASC 842 discussed in Note 2, because, among other factors, a significant part of the Shared Facilities Agreement is a contract for services, not a tangible asset, and is cancelable by either party without penalty. BioTime’s lease of its principal office and research facility will expire on January 31, 2023.

In the aggregate, Use Fees charged to OncoCyte by BioTime are as follows (in thousands):

	Three Months Ended March 31,
	(unaudited)
	2019	2018
Research and development	$207	$220
General and administrative	118	73
Sales and marketing	-	98
Total Use Fees	$325	$391

As of December 31, 2018, OncoCyte had $2.1 million outstanding and payable to BioTime and affiliates included in current liabilities on account of Use Fees under the Shared Facilities Agreement. On February 15, 2019, OncoCyte paid the $2.1 million owed to BioTime for prior services provided under the Shared Facilities Agreement. Use Fees are generally paid at the beginning of the month of services to be rendered. The minimum fixed payments due under the Shared Facilities Agreement are approximately $108,000 per month. As of March 31, 2019, no amounts were owed to BioTime under the Shared Facilities Agreement.

Financing Transactions

As further discussed in Note 6, in March 2018 OncoCyte sold shares to two investors who beneficially owned more than 5% of OncoCyte’s outstanding common stock. The shares were sold under a securities purchase agreement that contains certain registration rights. OncoCyte agreed to register the shares sold to the investors for resale under the Securities Act of 1933, as amended (the “Securities Act”), not later than 60 days after the closing of the sale of the shares. OncoCyte also agreed to pay liquidated damages calculated in the manner provided in the securities purchase agreement if OncoCyte did not file the registration statement in a timely manner. Because the registration statement was not filed as required by the securities purchase agreement during the year ended December 31, 2018, OncoCyte accrued $300,000 on account of liquidated damages owed and paid this amount during the three months ended March 31, 2019.

5. Loan Payable to Silicon Valley Bank

On February 21, 2017, OncoCyte entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) pursuant to which OncoCyte borrowed $2.0 million on March 23, 2017. Payments of interest only on the principal balance were due monthly from the draw date through October 31, 2017, and, beginning on November 1, 2017, monthly payments of principal of approximately $67,000 plus interest are due and payable. The outstanding principal balance of the loan bears interest at a stated floating annual interest rate equal to the greater of (i) three-quarters of one percent (0.75%) above the prime rate or (ii) four and one-quarter percent (4.25%). As of March 31, 2019, the latest published prime rate plus 0.75% was 6.25% per annum.

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

Under the provisions of the Loan Agreement, as consented by the Bank, any proceeds received by OncoCyte from sales of BioTime shares may be used by OncoCyte to fund its operations.

Bank Warrants

On February 21, 2017, and in conjunction with $2.0 million becoming available under the Loan Agreement, OncoCyte issued common stock purchase warrants to the Bank (the “Bank Warrants”) entitling the Bank to purchase shares of OncoCyte common stock in tranches related to the loan tranches under the Loan Agreement. In conjunction with the availability of the loan, the Bank was issued warrants to purchase 8,247 shares of OncoCyte common stock at an exercise price of $4.85 per share, through February 21, 2027. On March 23, 2017, in conjunction with borrowing $2.0 million, the Bank was issued warrants to purchase an additional 7,321 common shares at an exercise price of $5.46 per share, through March 23, 2027. The Bank may elect to exercise the Bank Warrants on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the applicable tranche is being exercised by (A) the excess of the fair market value of the common stock over the applicable exercise price, divided by (B) the fair market value of the common stock. The fair market value of the common stock will be the last closing or sale price on a national securities exchange, interdealer quotation system, or over-the-counter market.

The Bank Warrants are classified as equity since, among other factors, they are not mandatorily redeemable, cannot be settled in cash or other assets and require settlement by issuing a fixed number of shares of common stock of OncoCyte. OncoCyte determined the fair value of the Bank Warrants using the Black-Scholes option pricing model to be approximately $62,000, which was recorded as a deferred financing cost against the loan payable balance. Aggregate deferred financing costs of $196,000, recorded against the loan payable balance, are amortized to interest expense over the term of the loan using the effective interest method. As of March 31, 2019, unamortized deferred financing costs were $23,000.

6. Shareholders’ Equity

Preferred Stock

OncoCyte is authorized to issue 5,000,000 shares of no par value preferred stock. As of March 31, 2019, no preferred shares were issued or outstanding.

Common Stock

OncoCyte has 85,000,000 shares of common stock, no par value, authorized.

During February 2019, OncoCyte sold 10,733,334 shares of its common stock for $37.3 million of net proceeds, after the payment of underwriting fees and estimated offering expenses, through an underwritten public offering.

During February 2019, OncoCyte received $0.9 million in proceeds from exercise of stock options to purchase 576,000 shares of OncoCyte common stock.

On July 31, 2018, OncoCyte raised approximately $3.3 million in net proceeds, after offering expenses, from the sale of 1,256,118 shares of its common stock and warrants (the “July 2018 Offering”). The shares of common stock and warrants were sold in “Units” at a purchase price of $2.86 per Unit, with each Unit consisting of one share of common stock and one warrant to purchase one share of its common stock (“July 2018 Offering Warrants”). The Units of common stock and warrants were sold in a registered direct offering. OncoCyte’s Chief Executive Officer, the Chief Financial Officer, the Senior Vice President of Research and Development, and certain members of OncoCyte’s Board of Directors purchased Units in the July 2018 Offering on the same terms as other investors.

On March 28, 2018, OncoCyte entered into securities purchase agreements with two accredited investors for the private placement of 7,936,508 shares of OncoCyte’s common stock for $1.26 per share, for total gross proceeds of $10.0 million before deducting offering expenses, $8.0 million of which was received in March 2018 and $2.0 million in May 2018. The securities purchase agreements contain certain registration rights (see Note 4). The investors are Broadwood Partners, L.P. and George Karfunkel, who beneficially own more than 5% of OncoCyte’s outstanding common stock.

As of March 31, 2019 and December 31, 2018, respectively, OncoCyte had 51,972,830 and 40,664,496 shares of common stock issued and outstanding.

Accounting for Warrants

As of March 31, 2019, OncoCyte has an aggregate of 4,035,339 warrants issued and outstanding, including the Bank Warrants disclosed in Note 5, at exercise prices ranging from $3.00 to $5.50 per warrant.

July 2018 Offering Warrants

Each July 2018 Offering Warrant has an initial exercise price of $3.00 per share, became exercisable six months after the date of issuance and will expire five years from the date it became exercisable. Subject to limited exceptions, a holder of the warrants will not have the right to exercise any portion of the warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of OncoCyte’s common stock outstanding immediately after the exercise.

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

Based on the above guidance, the July 2018 Offering Warrants meet all the equity classification criteria and have been classified as equity.

2016 Warrants and New Warrants

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

The 2016 Warrants have an exercise price of $3.25 per Warrant Share and may be exercised until the close of business on October 16, 2021. The 2016 Warrants may be exercised on a net “cashless exercise” basis, meaning that the value of a portion of Warrant Shares may be used to pay the exercise price (rather than payment in cash), in certain circumstances. The exercise price and the number of Warrant Shares will be adjusted to account for certain transactions, including stock splits, dividends paid in common stock, combinations or reverse splits of common stock, or reclassifications of common stock.

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

Stock option exercises

During the three months ended March 31, 2019, 576,000 shares of common stock were issued upon the exercise of stock options, from which OncoCyte received approximately $0.9 million in cash proceeds.

Reconciliation of Changes in Shareholders’ Equity

The following tables provide the activity in shareholders’ equity for the periods from December 31, 2017 to March 31, 2018 and December 31, 2018 to March 31, 2019 (unaudited and in thousands).

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Loss	Deficit	Equity
BALANCE AT DECEMBER 31, 2017	31,452	$59,968	$(888)	$(54,677)	$4,403
Net loss	-	-	-	(3,778)	(3,778)
Cumulative-effect adjustment for adoption of ASU 2016-01 on January 1, 2018	-	-	888	(888)	-
Stock-based compensation	-	347	-	-	347
Sale of common shares and warrants	6,349	8,000	-	-	8,000
Exercise of stock options	17	51	-	-	51
BALANCE AT MARCH 31, 2018	37,818	$68,366	$-	$(59,343)	$9,023

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Loss	Deficit	Equity
BALANCE AT DECEMBER 31, 2018	40,664	$74,742	$-	$(71,319)	$3,423
Net loss	-	-	-	(3,864)	(3,864)
Stock-based compensation	-	686	-	-	686
Sale of common shares	10,733	40,250	-	-	40,250
Financing costs paid to issue common shares	-	(3,251)	-	-	(3,251)
Exercise of stock options	576	943	-	-	943
BALANCE AT MARCH 31, 2019	51,973	$113,370	$-	$(75,183)	$38,187

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

A summary of OncoCyte’s 2010 Plan activity and related information follows (in thousands except weighted average exercise price):

Options	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
	(unaudited)	(unaudited)	(unaudited)
Balance at December 31, 2018	-	4,171	$2.92
Options exercised	-	(575)	1.64
Options forfeited, canceled and expired	-	(301)	3.42
Balance at March 31, 2019	-	3,295	$3.10
Exercisable at March 31, 2019		1,925	$3.09

Of the stock options granted under the 2010 Plan, Oncocyte granted stock options to employees and consultants, with exercise prices ranging from $2.30 per share to $3.15 per share, that will vest in increments upon the attainment of specified performance conditions related to the development of DetermaVu™ and obtaining Medicare reimbursement coverage for that test (“Performance-Based Options”). As of March 31, 2019, there were 856,800 Performance-Based Options outstanding. During the three months ended March 31, 2019 certain performance conditions required for vesting were met, and, accordingly, 47,500 shares vested and $101,000 of stock-based compensation expense was recorded with regard to the Performance-Based Options.

A summary of OncoCyte’s 2018 Incentive Plan activity and related information follows (in thousands except weighted average exercise price):

Options	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
	(unaudited)	(unaudited)	(unaudited)
Balance at December 31, 2018	4,639	361	$2.21
Options granted	(1,462)	1,462	3.53
RSUs granted	(40)	20	-
Options exercised	-	-	-
Options forfeited and canceled	-	-	-
Balance at March 31, 2019	3,137	1,843	$3.27
Exercisable at March 31, 2019		-	-

OncoCyte recorded stock-based compensation expense in the following categories on the accompanying condensed statements of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$130	$(78	)(1)
General and administrative	554	256
Sales and marketing	2	169
Total stock-based compensation expense	$686	$347

(1)	The negative stock-based compensation expense is primarily attributable to the decrease in the OncoCyte stock price from $4.65 per share at December 31, 2017 to $2.10 per share at March 31, 2018 for previously granted consultant stock options which require mark-to-market adjustment each quarter for unvested shares.

The assumptions that were used to calculate the grant date fair value of OncoCyte’s employee and non-employee stock option grants for the three months ended March 31, 2019 and 2018 were as follows.

	Three Months Ended March 31,
	2019	2018 (1)
Expected life (in years)	6.07	8.00
Risk-free interest rates	2.47%	2.81%
Volatility	79.18%	72.70%
Dividend yield	-%	-%

(1)	Although there were no new stock option grants for the three months ended March 31, 2018, the assumptions shown in the table were used to compute the mark-to-market adjustments for previously granted consultant stock options for unvested shares.

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If OncoCyte had made different assumptions, its stock-based compensation expense and net loss for the three months ended March 31, 2019 and 2018 may have been significantly different.

OncoCyte does not recognize deferred income taxes for incentive stock option compensation expense and records a tax deduction only when a disqualified disposition has occurred.

8. Income Taxes

The provision for income taxes for interim periods is determined using an estimated annual effective tax rate in accordance with ASC 740-270, Income Taxes, Interim Reporting. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, if any, and changes in or the interpretation of tax laws in jurisdictions where OncoCyte conducts business.

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

Master Lease Line Agreement

On April 7, 2016, OncoCyte entered into a Master Lease Line Agreement (“Lease Agreement No. 1”) with a financing company for the purchase and financing of certain equipment. Lease Agreement No. 1, as amended, provided OncoCyte with a $881,000 line of credit for purchases of equipment. Each lease schedule OncoCyte enters into under Lease Agreement No. 1 has a 36-month lease term, is collateralized by the equipment financed, which are subject to lease schedules, and required OncoCyte to provide a deposit for the first and last payment under that schedule. Monthly payments were determined using a lease factor approximating an interest rate of 10% per annum. OncoCyte has the right at the end of each lease schedule under Lease Agreement No. 1, if no default has occurred, to either return the equipment financed under the schedule for a restocking fee of 7.5% of the original cost of the equipment or to purchase the equipment from the financing company at a fair value not less than 12.5% of the original cost of the equipment.

On April 7, 2016, OncoCyte entered into a lease schedule (“Lease Schedule No. 1”) under the Lease Agreement No. 1 for certain equipment costing approximately $435,000 applied against the lease line, requiring payments of $14,442 per month over 36 months. In March 2019, upon termination of Lease Schedule No. 1, OncoCyte paid the 7.5% restocking fee and returned the equipment to the financing company.

In December 2016, OncoCyte entered into another lease schedule (“Lease Schedule No. 2”) for certain equipment costing approximately $161,000, requiring payments of $5,342 per month over 36 months. In April 2017, OncoCyte entered into a third and final lease schedule (“Lease Schedule No. 3”) for certain equipment costing approximately $285,000, requiring payments of $9,462 per month over 36 months. After the last tranche, Lease Agreement No. 1 was closed with no remaining financing available.

On May 11, 2017, OncoCyte entered into another Master Lease Line Agreement (“Lease Agreement No. 2”) with the same finance company on terms similar to Lease Agreement No. 1. On July 2, 2018, OncoCyte entered into a lease schedule under the Lease Agreement No. 2 for certain equipment costing approximately $209,000, requiring payments of $6,709 per month over 36 months, a $116,000 prepaid maintenance contract for the duration of the lease, and requiring 12 monthly payments of $10,238, including imputed interest. After the financing of this equipment and the prepaid maintenance contract, there was approximately $502,000 of financing remaining available under Lease Agreement No. 2 as of March 31, 2019.

OncoCyte had accounted for these leases as capital leases in accordance with ASC 840 due to the net present value of the payments under the lease approximating the fair value of the equipment at inception of the lease. As discussed in Note 2, upon adoption of ASC 842, the accounting for these leases was substantially unchanged and these leases are referred to as financing leases under ASC 842. The payments under the lease schedules will be amortized to financing lease obligations and interest expense using the interest method at an imputed rate of approximately 10% per annum.

Adoption of ASC 842

The tables below provide the amounts recorded in connection with the adoption of ASC 842 as of, and during, the three months ended March 31, 2019, for OncoCyte’s financing leases (see Note 2).

The following table presents supplemental cash flow information related to financing leases for the three months ended March 31, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$12
Financing cash flows from financing leases	134
Right-of-use assets obtained in exchange for lease obligations:
Financing leases	-

The following table presents supplemental balance sheet information related to financing leases as of March 31, 2019 (in thousands, except lease term and discount rate):

Financing Leases
Machinery and equipment, gross	$758
Accumulated depreciation	(390)
Machinery and equipment, net	$368

Current liabilities	$304
Noncurrent liabilities	134
Total financing lease liabilities	$438

Weighted average remaining lease term
Financing leases	1.6 years
Weighted average discount rate
Financing leases	9.6%

The following table presents future minimum lease commitments as of March 31, 2019 (in thousands):

Financing Lease Payments
Year Ending December 31,
2019	$274
2020	140
2021	60
Total minimum lease payments	474
Less amounts representing interest	(36)
Present value of net minimum lease payments	$438

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

In February 2019, following the announcement of OncoCyte’s public offering discussed in Note 6, OncoCyte received a letter from Chardan Capital Markets, LLC (“Chardan”) claiming entitlement to certain fees pursuant to an engagement letter unrelated to the public offering. OncoCyte believes Chardan’s claims are without merit and intends to vigorously defend all claims asserted. It is not possible at this time to assess whether the outcome of this matter will have a material adverse effect on OncoCyte’s results of operations, cash flows or financial position.

Tax Filings

OncoCyte tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes. OncoCyte has not received any notice from any taxing authority that any of its tax returns are being audited, and OncoCyte has not provided for any additional tax related obligations that are likely to result from any future audits.

Employment Contracts

OncoCyte has entered into employment contracts with certain executive officers. Under the provisions of the contracts, OncoCyte may be required to incur severance obligations for matters relating to terminations of employment under certain circumstances.

Indemnification

In the normal course of business, OncoCyte may provide indemnification of varying scope under OncoCyte’s agreements with other companies or consultants, typically OncoCyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, OncoCyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of OncoCyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to OncoCyte’s diagnostic tests. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments OncoCyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, OncoCyte has not been subject to any claims or demands for indemnification. OncoCyte also maintains various liability insurance policies that limit OncoCyte’s financial exposure. As a result, OncoCyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, OncoCyte has not recorded any liabilities for these agreements as of March 31, 2019 and December 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements about any of the following: any projections of earnings, revenue, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans, and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While OncoCyte may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the OncoCyte estimates change and readers should not rely on those forward-looking statements as representing OncoCyte views as of any date subsequent to the date of the filing of this Quarterly Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and OncoCyte can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of OncoCyte. A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2018, and our other reports filed with the SEC from time to time.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2019 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018, except as disclosed in Note 2 to our condensed interim financial statements included elsewhere in this Report.

Results of Operations

Comparison of three months ended March 31, 2019 and 2018

The following tables show our operating expenses for the three months ended March 31, 2019 and 2018 (in thousands).

	Three Months Ended March 31,		$	%
	(unaudited)		Increase/	Increase/
	2019	2018	(Decrease)	(Decrease)
Research and development expenses	$1,343	$1,461	$(118)	(8.1)%
General and administrative expenses	2,449	1,787	662	37.0%
Sales and marketing expenses	205	658	(453)	(68.8)%

Research and development expenses

Research and development expenses were relatively unchanged during the three months ended March 31, 2019 as compared to the same period in the prior year, as we continue to devote substantially all of our efforts on developing and commercializing DetermaVu™. We expect to continue to incur a significant amount of research and development expenses during the foreseeable future.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2019 increased by $0.7 million in comparison to the three months ended March 31, 2018. This increase is primarily attributable to $0.4 million in personnel and related expenses and $0.3 million in stock-based compensation expense due to increased grants of equity awards.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2019 decreased by $0.5 million in comparison to the three months ended March 31, 2018, primarily attributable to a decrease in marketing personnel and consultants as we concentrated our resources on the development of DetermaVu™ rather than on marketing related activities.

We expect that our sales and marketing expenses will increase significantly as we build a sales force for the commercialization of any cancer diagnostic tests that we successfully develop. Our sales and marketing efforts, and the amount of related expenses that we will incur, in the near term will largely depend upon the outcome of our clinical validation study of DetermaVu™, and the amount of capital, if any, that we are able to raise to finance commercialization of DetermaVu™ and any other tests that we may develop. Our current cash resources will require us to limit our initial sales and marketing efforts unless and until we are able to raise additional capital. Our future expenditures on sales and marketing will also depend on the amount of revenue that those efforts are likely to generate. Because physicians are more likely to prescribe a test for their patients if the cost is covered by Medicare or health insurance, demand for our diagnostic tests and our expenditures on sales and marketing are likely to increase if our diagnostic tests qualify for reimbursement by Medicare and private health insurance companies.

Other income and expenses, net

Other income and expenses, net, is primarily comprised of interest expense, net, incurred from our financing lease obligations and a loan payable to the Silicon Valley Bank, and unrealized and realized gains and losses on BioTime and AgeX marketable equity securities we hold.

We did not sell any shares of BioTime or AgeX common stock during the three months ended March 31, 2019. For the three months ended March 31, 2019, we recorded an unrealized gain of $0.2 million due to the increase in fair market value of the BioTime and AgeX marketable equity securities from the respective balance sheet dates. As of March 31, 2019 and December 31, 2018, we held 353,264 and 35,326 shares of common stock of BioTime and AgeX, respectively, as marketable equity securities with a total fair market value of $0.6 million and $0.4 million, respectively.

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

Liquidity and Capital Resources

Since inception, we have financed our operations through the sale of our common stock, warrants, warrant exercises, a bank loan, and sales of BioTime common shares that we hold as marketable equity securities. BioTime has also provided OncoCyte with the use of BioTime facilities and services under the Shared Facilities Agreement as described in Note 4 to the condensed interim financial statements. We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $75.2 million at March 31, 2019. We expect to continue to incur operating losses and negative cash flows for the foreseeable future.

At March 31, 2019, we had $39.3 million of cash and cash equivalents and held shares of BioTime and AgeX common stock as marketable equity securities valued at $0.6 million. We believe that our current cash, cash equivalents and marketable equity securities is sufficient to carry out our current operations through at least twelve months from the issuance date of the condensed interim financial statements included in this Report.

On February 21, 2017, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) pursuant to which OncoCyte borrowed $2.0 million on March 23, 2017. Payments of interest only on the principal balance were due monthly from the draw date through October 31, 2017, and, beginning on November 1, 2017, monthly payments of principal of approximately $67,000 plus interest are due and payable. The outstanding principal balance of the loan bears interest at a stated floating annual interest rate equal to the greater of (i) three-quarters of one percent (0.75%) above the prime rate or (ii) four and one-quarter percent (4.25%). As of March 31, 2019, the latest published prime rate plus 0.75% was 6.25% per annum.

The outstanding principal amount plus accrued interest will be due and payable to the Bank at maturity on April 1, 2020. At maturity, we will also pay the Bank an additional final payment fee of 5.8% of the original principal borrowed. We accrued the $116,000 final payment fee included in the loan payable as a deferred financing cost on March 23, 2017.

We may prepay in full the outstanding principal balance at any time, subject to a prepayment fee equal to 1.0% of the outstanding principal balance. Any amounts borrowed and repaid may not be reborrowed. As of March 31, 2019, no amounts are available to be borrowed under this Loan Agreement.

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

Cash used in operations

During the three months ended March 31, 2019 and 2018, our total research and development expenses were $1.3 million and $1.5 million respectively, our general and administrative expenses were $2.4 million and $1.8 million, and our sales and marketing expenses were $0.2 million and $0.7 million, respectively. Net loss for the three months ended March 31, 2019 amounted to $3.9 million and net cash used in operating activities amounted to $6.7 million. The amount by which our cash used in operating activities exceeded our net loss during the three months ended March 31, 2019 does not include the following noncash items: $0.7 million in stock-based compensation; $0.1 million in depreciation and amortization expenses; and $0.2 million unrealized gain on BioTime and AgeX shares held as marketable equity securities. The amount of cash used in operations in excess of our operating expenses and net losses reflects the payment of obligations accrued during prior periods, including a payment of approximately $2.1 million to BioTime for accrued Use Fees under the Shared Facilities Agreement. Changes in working capital were approximately $3.5 million as a use of cash, which includes the $2.1 million payment to BioTime for accrued Use Fees.

Cash used in investing activities

During the three months ended March 31, 2019, cash used for investing activities was insignificant.

Cash provided by financing activities

During the three months ended March 31, 2019, net cash provided by financing operations was $37.9 million. We received $37.3 million in net cash proceeds from the sale of 10,733,334 shares of our common stock in a public offering and $0.9 million from exercise of stock options. These cash inflows were offset by $0.3 million used to repay a portion of the loan from Silicon Valley Bank and financing lease obligations.

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Item 1A. Risk Factors

Our business, financial condition, results of operations and future growth prospects are subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2019 (the “2018 Form 10-K”), which we encourage you to review. There have been no material changes from the risk factors disclosed in the 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Numbers	Exhibit Description
3.1	Articles of Incorporation with all amendments (Incorporated by reference to OncoCyte Corporation’s Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

3.2	By-Laws, as amended (Incorporated by reference to OncoCyte Corporation’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2018)

10.1	Purchase Agreement, dated February 8, 2019, between OncoCyte Corporation and Piper Jaffray & Co. ((Incorporated by reference to OncoCyte Corporation’s Form 8-K filed with the Securities and Exchange Commission on February 12, 2019)

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101	Interactive Data Files*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOCYTE CORPORATION

Date: May 14, 2019	/s/ William Annett
William Annett
President and Chief Executive Officer

Date: May 14, 2019	/s/ Mitchell Levine
Mitchell Levine
Chief Financial Officer

