Form 10-Q
period 2019-06-30
OncoCyte Corp
filed 2019-08-14
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

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

The number of shares of common stock outstanding as of July 31, 2019 was 51,972,830.

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

Item 1.	Financial Statements

ONCOCYTE CORPORATION

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35,826	$8,034
Marketable equity securities	518	428
Prepaid expenses and other current assets	720	180
Total current assets	37,064	8,642

NONCURRENT ASSETS
Machinery and equipment, net	413	614
Deposits and other noncurrent assets	189	262
TOTAL ASSETS	$37,666	$9,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Amount due to BioTime and affiliates	$5	$2,101
Accounts payable	556	166
Accrued expenses and other current liabilities	2,486	2,109
Loan payable, current, net of deferred financing costs	769	800
Financing lease liability, current	245	385
Total current liabilities	4,061	5,561

NONCURRENT LIABILITIES
Loan payable, net of deferred financing costs, noncurrent	-	347
Financing lease liability, noncurrent	100	187
TOTAL LIABILITIES	4,161	6,095

Commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value, 85,000 shares authorized; 51,973 and 40,664 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	114,071	74,742
Accumulated other comprehensive loss	-	-
Accumulated deficit	(80,566)	(71,319)
Total shareholders’ equity	33,505	3,423
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,666	$9,518

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

ONCOCYTE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
EXPENSES:
Research and development	$1,508	$2,322	$2,851	$3,784
General and administrative	3,636	1,335	6,085	3,122
Sales and marketing	318	569	523	1,227
Total operating expenses	5,462	4,226	9,459	8,133

Loss from operations	(5,462)	(4,226)	(9,459)	(8,133)

OTHER INCOME (EXPENSES), NET
Interest income (expense), net	167	(56)	147	(117)
Unrealized gain (loss) on marketable equity securities	(88)	(223)	90	(32)
Other expenses, net	-	-	(25)	(2)
Total other income (expenses), net	79	(279)	212	(151)

NET LOSS	$(5,383)	$(4,505)	$(9,247)	$(8,284)

Net loss per share: basic and diluted	$(0.10)	$(0.12)	$(0.19)	$(0.24)

Weighted average common shares outstanding: basic and diluted	51,973	38,708	49,324	35,211

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

4

ONCOCYTE CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

NET LOSS	$(5,383)	$(4,505)	$(9,247)	$(8,284)

Other comprehensive loss, net of tax	-	-	-	-
COMPREHENSIVE LOSS	$(5,383)	$(4,505)	$(9,247)	$(8,284)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

ONCOCYTE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,247)	$(8,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	194	207
Amortization of intangible assets	-	121
Amortization of prepaid maintenance	18	-
Impairment charge for intangible assets	-	625
Stock-based compensation	1,388	735
Unrealized (gain) loss on marketable equity securities	(90)	32
Amortization of debt issuance costs	22	44
Other	26	22
Changes in operating assets and liabilities:
Amount due to BioTime and affiliates	(2,096)	1
Prepaid expenses and other current assets	(540)	(214)
Accounts payable and accrued liabilities	767	1
Net cash used in operating activities	(9,558)	(6,710)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(18)	(22)
Security deposit and other	54	-
Net cash provided by (used in) investing activities	36	(22)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	943	56
Proceeds from sale of common shares	40,250	10,000
Financing costs to issue common shares	(3,252)	(65)
Repayment of loan payable	(400)	(400)
Repayment of financing lease obligations	(227)	(165)
Net cash provided by financing activities	37,314	9,426

NET INCREASE IN CASH AND CASH EQUIVALENTS	27,792	2,694
CASH AND CASH EQUIVALENTS:
At beginning of the period	8,034	7,600
At end of the period	$35,826	$10,294

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

OncoCyte was incorporated in 2009 in the state of California and was formerly a majority-owned subsidiary of Lineage Cell Therapeutics, Inc. (formerly known as BioTime, Inc. ("BioTime")), a publicly traded, clinical-stage, biotechnology company developing new cellular therapies for degenerative retinal diseases, neurological conditions associated with demyelination, and aiding the body in detecting and combating cancer. Beginning on February 17, 2017, OncoCyte ceased to be a subsidiary of BioTime for financial reporting purposes when BioTime’s percentage ownership of outstanding OncoCyte common stock declined below 50% as a result of the issuance of additional OncoCyte common stock to certain investors who exercised OncoCyte stock purchase warrants (see Note 6).

Liquidity

Since inception, OncoCyte has financed its operations through the sale of common stock, warrants, warrant exercises, a bank loan, and sales of BioTime common shares that it holds as marketable equity securities. BioTime also provides OncoCyte with the use of BioTime facilities and services under a Shared Facilities and Services Agreement (the “Shared Facilities Agreement”) as described in Note 4. OncoCyte has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $80.6 million as of June 30, 2019. OncoCyte expects to continue to incur operating losses and negative cash flows for the foreseeable future.

At June 30, 2019, OncoCyte had $35.8 million of cash and cash equivalents and held BioTime and AgeX Therapeutics, Inc. (“AgeX”) common stock as marketable equity securities valued at $0.5 million. OncoCyte believes that its current cash, cash equivalents and marketable equity securities is sufficient to carry out current operations through at least twelve months from the issuance date of the condensed interim financial statements included in this Report.

OncoCyte will need to raise additional capital to finance its operations, including the development and commercialization of its cancer diagnostic tests, until such time as it is able to complete development and commercialize one or more diagnostic tests and generate sufficient revenues to cover its operating expenses. Presently, OncoCyte is devoting substantially all of its research and development resources to the completion of the development and planned commercialization of DetermaVu™. OncoCyte may also explore a range of other commercialization options in order to reduce capital needs and the risks associated with the timelines and uncertainty for attaining the Medicare and commercial reimbursement approvals that will be essential for the successful commercialization of DetermaVu™ and any other diagnostic tests that OncoCyte may develop or acquire through business development activities. Those alternative arrangements could include marketing arrangements with other diagnostic companies through which OncoCyte might receive a royalty on sales, or through which it might form a joint venture to market DetermaVu™ and share in net revenues.

Delays in the development of DetermaVu™ could prevent OncoCyte from raising sufficient additional capital to finance the completion of development and commercial launch of DetermaVu™ or other cancer diagnostic tests. Even if OncoCyte is successful in completing the development of DetermaVu™, investors may be reluctant to provide OncoCyte with capital until DetermaVu™ is approved for reimbursement by Medicare or commercial reimbursement. The unavailability or inadequacy of financing or revenues to meet future capital needs could force OncoCyte to modify, curtail, delay, or suspend some or all aspects of planned operations. Sales of additional equity securities could result in the dilution of the interests of its shareholders. OncoCyte cannot assure that adequate financing will be available on favorable terms, if at all.

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

To the extent OncoCyte does not have its own employees or human resources for its operations, BioTime or BioTime subsidiaries provide certain employees for administrative or operational services, as necessary, for the benefit of OncoCyte (see Notes 4). Accordingly, BioTime allocates expenses such as salaries and payroll related expenses incurred and paid on behalf of OncoCyte based on the amount of time that particular employees devote to OncoCyte affairs. Other expenses such as legal, accounting, human resources, marketing, travel, and entertainment expenses are allocated to OncoCyte to the extent that those expenses are incurred by or on behalf of OncoCyte. BioTime also allocates certain overhead expenses such as facilities rent and utilities, property taxes, insurance, internet and telephone expenses based on a percentage determined by management. These allocations are made based upon activity-based allocation drivers such as time spent, percentage of square feet of office or laboratory space used, and percentage of personnel devoted to OncoCyte’s operations or management. Management evaluates the appropriateness of the percentage allocations on a periodic basis and believes that this basis for allocation is reasonable.

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

Beginning on January 1, 2018, with the adoption of ASU 2016-01 discussed below, the BioTime and AgeX shares held by OncoCyte are now referred to as “marketable equity securities,” and unrealized holding gains and losses on those shares are reported in the statements of operations in other income and expenses, net. Prior to January 1, 2018 and the adoption of ASU 2016-01, the BioTime shares held were called “available-for-sale securities” and unrealized holding gains and losses were reported in other comprehensive income or loss, net of tax, and were a component of the accumulated other comprehensive income or loss on the condensed balance sheet. Realized gains and losses on BioTime shares are also included in other income and expenses, net, in the condensed statements of operations. The shares of AgeX common stock OncoCyte holds were received from BioTime as a dividend-in-kind on November 28, 2018. OncoCyte did not sell any shares of BioTime or AgeX stock during any of the periods presented. As of June 30, 2019, OncoCyte held 353,264 and 35,326 shares of common stock of BioTime and AgeX, respectively, as marketable equity securities with a combined fair market value of $518,000.

On January 1, 2018, in accordance with the adoption of ASU 2016-01, OncoCyte recorded a cumulative-effect adjustment for the BioTime shares as available-for-sale-securities to reclassify the unrealized loss of $888,000 included in accumulated other comprehensive loss to the accumulated deficit balance. For the three and six months ended June 30, 2019, OncoCyte recorded an unrealized loss of $88,000 and gain of $90,000, respectively, included in other income and expenses, net, due to the changes in fair market value of the marketable equity securities from the respective balance sheet dates. For the three and six months ended June 30, 2018, OncoCyte recorded an unrealized loss of $223,000 and $32,000, respectively, included in other income and expenses, net, due to the decrease in fair market value of the marketable equity securities from the respective balance sheet dates.

Net loss per common share

All potentially dilutive common stock equivalents are antidilutive because OncoCyte reported a net loss for all periods presented. The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2019	2018	2019	2018
Stock options	2,702	3,477	3,555	2,894
Warrants	4,035	2,779	4,035	2,779

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

Stock-Based Compensation

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

3.	Selected Balance Sheet Components

Prepaid expenses and other current assets

As of June 30, 2019 and December 31, 2018, prepaid expenses and other current assets were comprised of the following (in thousands):

	June 30, 2019	December 31, 2018
	(unaudited)
Prepaid insurance	$356	$102
Prepaid advisory services	180	-
Other	184	78
Total prepaid expenses and other current assets	$720	$180

Accrued expenses and other current liabilities

As of June 30, 2019 and December 31, 2018, accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2019	December 31, 2018
	(unaudited)
Accrued compensation	$979	$1,303
Accrued vendors and other expenses	1,507	806
Total accrued expenses and other current liabilities	$2,486	$2,109

Accrued compensation as of June 30, 2019 includes severance benefits totaling approximately $376,000 payable to William Annett, OncoCyte’s former Chief Executive Officer, in connection with the termination of his employment. See Note 10.

Machinery and equipment, net

As of June 30, 2019 and December 31, 2018, machinery and equipment, primarily comprised of assets purchased under financing leases discussed in Notes 2 and 9, were as follows (in thousands):

	June 30, 2019	December 31, 2018
	(unaudited)
Machinery and equipment	$1,123	$1,562
Accumulated depreciation	(710)	(948)
Machinery and equipment, net	$413	$614

Depreciation expense amounted to $84,000 and $104,000 for the three months ended June 30, 2019 and 2018, and $194,000 and $207,000 for the six months ended June 30, 2019 and 2018, respectively.

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

The Shared Facilities Agreement will remain in effect, unless either party gives the other party written notice stating that the Shared Facilities Agreement will terminate on December 31 of that year, or unless the agreement otherwise is terminated under another provision of the agreement. The Shared Facilities Agreement is not considered a lease under the provisions of ASC 842 discussed in Note 2, because, among other factors, a significant part of the Shared Facilities Agreement is a contract for services, not a tangible asset, and is cancelable by either party without penalty. BioTime’s lease of its principal office and research facility will expire on January 31, 2023. On July 30, 2019, OncoCyte provided written notice to BioTime that after September 30, 2019 OncoCyte will longer be using shared services, but will continue to use a portion of BioTime’s facilities in Alameda, California under the Shared Facilities Agreement.

In the aggregate, Use Fees charged to OncoCyte by BioTime are as follows (in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2019	2018	2019	2018
Research and development	$212	$217	$418	$438
General and administrative	98	79	216	153
Sales and marketing	15	95	16	193
Total Use Fees	$325	$391	$650	$784

As of December 31, 2018, OncoCyte had $2.1 million outstanding and payable to BioTime and affiliates included in current liabilities on account of Use Fees under the Shared Facilities Agreement. On February 15, 2019, OncoCyte paid the $2.1 million owed to BioTime for prior services provided under the Shared Facilities Agreement. Use Fees are generally paid at the beginning of the month of services to be rendered. The minimum fixed payments due under the Shared Facilities Agreement are approximately $108,000 per month. As of June 30, 2019, amounts owed to BioTime under the Shared Facilities Agreement were insignificant.

Financing Transactions

As further discussed in Note 6, in March 2018, OncoCyte sold shares to two investors who beneficially owned more than 5% of OncoCyte’s outstanding common stock. The shares were sold under a securities purchase agreement that contains certain registration rights. OncoCyte agreed to register the shares sold to the investors for resale under the Securities Act of 1933, as amended (the “Securities Act”), not later than 60 days after the closing of the sale of the shares. OncoCyte also agreed to pay liquidated damages calculated in the manner provided in the securities purchase agreement if OncoCyte did not file the registration statement in a timely manner. Because the registration statement was not filed as required by the securities purchase agreement during the year ended December 31, 2018, OncoCyte accrued $300,000 on account of liquidated damages owed and paid this amount in March 2019.

5.	Loan Payable to Silicon Valley Bank

On February 21, 2017, OncoCyte entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) pursuant to which OncoCyte borrowed $2.0 million on March 23, 2017. Payments of interest only on the principal balance were due monthly from the draw date through October 31, 2017, and, beginning on November 1, 2017, monthly payments of principal of approximately $67,000 plus interest are due and payable. The outstanding principal balance of the loan bears interest at a stated floating annual interest rate equal to the greater of (i) three-quarters of one percent (0.75%) above the prime rate or (ii) four and one-quarter percent (4.25%). As of June 30, 2019, the latest published prime rate plus 0.75% was 6.25% per annum.

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

The Bank Warrants are classified as equity since, among other factors, they are not mandatorily redeemable, cannot be settled in cash or other assets and require settlement by issuing a fixed number of shares of common stock of OncoCyte. OncoCyte determined the fair value of the Bank Warrants using the Black-Scholes option pricing model to be approximately $62,000, which was recorded as a deferred financing cost against the loan payable balance. Aggregate deferred financing costs of $196,000, recorded against the loan payable balance, are amortized to interest expense over the term of the loan using the effective interest method. As of June 30, 2019, unamortized deferred financing costs were insignificant.

6.	Shareholders’ Equity

Preferred Stock

OncoCyte is authorized to issue 5,000,000 shares of no par value preferred stock. As of June 30, 2019, no preferred shares were issued or outstanding.

Common Stock

OncoCyte has 85,000,000 shares of common stock, no par value, authorized.

During February 2019, OncoCyte sold 10,733,334 shares of its common stock for $37.0 million of net proceeds, after the payment of underwriting fees and offering expenses, through an underwritten public offering. During February 2019, OncoCyte also received $0.9 million in proceeds from exercise of stock options to purchase 576,000 shares of OncoCyte common stock.

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

As of June 30, 2019 and December 31, 2018, respectively, OncoCyte had 51,972,830 and 40,664,496 shares of common stock issued and outstanding.

Accounting for Warrants

As of June 30, 2019, OncoCyte has an aggregate of 4,035,339 warrants issued and outstanding, including the Bank Warrants disclosed in Note 5, at exercise prices ranging from $3.00 to $5.50 per warrant (see Note 10).

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

Stock option exercises

During the six months ended June 30, 2019, 576,000 shares of common stock were issued upon the exercise of stock options, from which OncoCyte received approximately $0.9 million in cash proceeds.

Reconciliation of Changes in Shareholders’ Equity

The following tables show changes in components of shareholders’ equity for the periods from January 1, 2019 to June 30, 2019, and from March 31, 2019 to June 30, 2019 (unaudited and in thousands).

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Income	Deficit	Equity
BALANCE AT JANUARY 1, 2019	40,664	$74,742	$-	$(71,319)	$3,423
Net loss	-	-	-	(9,247)	(9,247)
Stock-based compensation	-	1,388	-	-	1,388
Sale of common shares	10,733	40,250	-	-	40,250
Financing costs paid to issue common shares	-	(3,252)	-	-	(3,252)
Exercise of stock options	576	943	-	-	943
BALANCE AT JUNE 30, 2019	51,973	$114,071	$-	$(80,566)	$33,505

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Income	Deficit	Equity
BALANCE AT MARCH 31, 2019	51,973	$113,370	$-	$(75,183)	$38,187
Net loss	-	-	-	(5,383)	(5,383)
Stock-based compensation	-	701	-	-	701
BALANCE AT JUNE 30, 2019	51,973	$114,071	$-	$(80,566)	$33,505

The following tables show changes in components of shareholders’ equity for the periods from January 1, 2018 to June 30, 2018, and from March 31, 2018 to June 30, 2018 (unaudited and in thousands).

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Loss	Deficit	Equity
BALANCE AT JANUARY 1, 2018	31,452	$59,968	$(888)	$(54,677)	$4,403
Net loss	-	-	-	(8,284)	(8,284)
Cumulative-effect adjustment for adoption of ASU 2016-01 on January 1, 2018	-	-	888	(888)	-
Stock-based compensation	-	735	-	-	735
Sale of common shares and warrants	7,936	10,000	-	-	10,000
Financing costs paid to issue common shares	-	(64)	-	-	(64)
Exercise of stock options	20	56	-	-	56
BALANCE AT JUNE 30, 2018	39,408	$70,695	$-	$(63,849)	$6,846

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Income	Deficit	Equity
BALANCE AT MARCH 31, 2018	37,818	$68,366	$-	$(59,344)	$9,022
Net loss	-	-	-	(4,505)	(4,505)
Stock-based compensation	-	389	-	-	389
Sale of common shares	1,587	2,000	-	-	2,000
Financing costs paid to issue common shares	-	(65)	-	-	(65)
Exercise of stock options	3	5	-	-	5
BALANCE AT JUNE 30, 2018	39,408	$70,695	$-	$(63,849)	$6,846

7.	Stock-Based Compensation

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

The 2010 Plan

A summary of OncoCyte’s 2010 Plan activity and related information follows (in thousands except weighted average exercise price):

Options	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
	(unaudited)	(unaudited)	(unaudited)
Balance at December 31, 2018	-	4,171	$2.92
Options exercised	-	(575)	1.64
Options forfeited, canceled and expired	-	(301)	3.42
Balance at June 30, 2019	-	3,295	$3.10
Exercisable at June 30, 2019		2,095	$3.13

In 2018, under the 2010 Plan, OncoCyte granted certain stock options to employees and consultants, with exercise prices ranging from $2.30 per share to $3.15 per share, that will vest in increments upon the attainment of specified performance conditions related to the development of DetermaVu™ and obtaining Medicare reimbursement coverage for that test (“Performance-Based Options”). None of the vesting conditions were met during the three and six months ended June 30, 2018, and during the three months ended June 30, 2019, and, accordingly, no stock-based compensation expense was recorded during these periods with regard to the Performance-Based Options. During the six months ended June 30, 2019, certain performance conditions required for vesting were met, and, accordingly, 47,500 shares vested and $101,000 of stock-based compensation expense was recorded with regard to the Performance-Based Options. As of June 30, 2019, there were 856,800 Performance-Based Options outstanding to employees, which includes 180,000 Performance-Based Options outstanding to William Annett discussed below.

On June 30, 2019, the employment of OncoCyte’s Chief Executive Officer, William Annett terminated, and under the terms of his employment agreement options to purchase 59,376 shares of OncoCyte common stock were subject to accelerated vesting. However, on July 1, 2019, OncoCyte and Mr. Annett entered into a Transition Agreement and amendment of his stock option agreements pursuant to which his stock options were permitted to continue to vest for a period of time during which he performs consulting services for OncoCyte (the “Consulting Period”). The Consulting Period initially will be the two month period from July 1 through August 31, 2019, but may be extended monthly not beyond December 31, 2019 by agreement of OncoCyte and Mr. Annett. Upon completion of the Consulting Period, Mr. Annett’s unvested stock options will vest with respect to the number of unvested options that would otherwise have vested during the six month period following the Consulting Period had he continued to provide services to OncoCyte during that period, except that certain performance based stock options will vest, if at all, after the Consulting Period only to the extent that the performance milestones are attained during that six month period. The post-employment exercise period of all of Mr. Annett’s vested options will be extended until one year after the end of the Consulting Period. See Note 10. For financial reporting purposes, on June 30, 2019, OncoCyte recorded $151,000 as stock based compensation expense related to Mr. Annett’s severance benefits with regard to the vesting of 59,376 stock options that would have vested during the six months following termination of Mr. Annett’s employment under his employment agreement, and $23,000 applying modification accounting under ASC 718, Compensation – Stock Compensation with respect to the vesting of 19,793 options during the initial two months of the Consulting Period pursuant to the Termination Agreement as an amendment of his stock option agreements. The stock-based compensation expense arising from the vesting of all of those options is included in the table below. If any of the Performance-Based Options or the service-based options held by Mr. Annett vest during an extension of the Consulting Period, those options will be recorded as additional stock-based compensation expense at the time of vesting. Approximately $0.6 million of additional stock-based compensation could be expensed as a result of those additional options vesting if the Consulting Period is extended to December 31, 2019.

The 2018 Incentive Plan

As of June 30, 2018, 5,000,000 shares of common stock were reserved under the 2018 Incentive Plan for the grant of stock options or the sale of restricted stock (“Restricted Stock”) or for the settlement of hypothetical units issued with reference to common stock (“Restricted Stock Units” or “RSU”). OncoCyte may also grant stock appreciation rights (“SARs”) under the 2018 Incentive Plan. On July 17, 2019, OncoCyte’s shareholders approved an amendment that makes an additional 6,000,000 shares of common stock available for the grant of equity awards under the 2018 Incentive Plan.

A summary of OncoCyte’s 2018 Incentive Plan activity and related information follows (in thousands except weighted average exercise price):

Options	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
	(unaudited)	(unaudited)	(unaudited)
Balance at December 31, 2018	4,639	361	$2.21
Options granted	(1,767)	1,767	3.73
RSUs granted	(40)	20	-
Options exercised	-	-	-
Options forfeited and canceled	-	-	-
Balance at June 30, 2019	2,832	2,148	$3.48
Exercisable at June 30, 2019		-	-

OncoCyte recorded stock-based compensation expense in the following categories on the accompanying condensed statements of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$145	$57	$275	$(22	)(1)
General and administrative	540	318	1,094	574
Sales and marketing	16	14	19	183
Total stock-based compensation expense	$701	$389	$1,388	$735

(1)	The negative stock-based compensation expense is primarily attributable to the decrease in the OncoCyte stock price from $4.65 per share at December 31, 2017 to $2.10 per share at June 30, 2018 for previously granted consultant stock options which required mark-to-market adjustment each quarter for unvested shares.

The assumptions that were used to calculate the grant date fair value of OncoCyte’s employee and non-employee stock option grants for the six months ended June 30, 2019 and 2018 were as follows.

	Six Months Ended June 30,
	2019	2018
Expected life (in years)	6.07	9.74
Risk-free interest rates	2.42%	2.97%
Volatility	79.09%	82.21%
Dividend yield	-%	-%

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If OncoCyte had made different assumptions, its stock-based compensation expense and net loss for the three months and six ended June 30, 2019 and 2018 may have been significantly different.

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

On May 11, 2017, OncoCyte entered into another Master Lease Line Agreement (“Lease Agreement No. 2”) with the same finance company on terms similar to Lease Agreement No. 1. On July 2, 2018, OncoCyte entered into a lease schedule under the Lease Agreement No. 2 for certain equipment costing approximately $209,000, requiring payments of $6,709 per month over 36 months, a $116,000 prepaid maintenance contract for the duration of the lease, and requiring 12 monthly payments of $10,238, including imputed interest. After the financing of this equipment and the prepaid maintenance contract, there was approximately $502,000 of financing remaining available under Lease Agreement No. 2 as of June 30, 2019.

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

Adoption of ASC 842

The tables below provide the amounts recorded in connection with the adoption of ASC 842 as of, and during, the six months ended June 30, 2019, for OncoCyte’s financing leases (see Note 2).

The following table presents supplemental cash flow information related to financing leases for the six months ended June 30, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$22
Financing cash flows from financing leases	227
Right-of-use assets obtained in exchange for lease obligations:
Financing leases	-

The following table presents supplemental balance sheet information related to financing leases as of June 30, 2019 (in thousands, except lease term and discount rate):

Financing Leases
Machinery and equipment, gross	$758
Accumulated depreciation	(453)
Machinery and equipment, net	$305

Current liabilities	$245
Noncurrent liabilities	100
Total financing lease liabilities	$345

Weighted average remaining lease term
Financing leases	1.5 years
Weighted average discount rate
Financing leases	9.6%

The following table presents future minimum lease commitments as of June 30, 2019 (in thousands):

Financing Lease Payments
Year Ending December 31,
2019	$170
2020	140
2021	60
Total minimum lease payments	370
Less amounts representing interest	(25)
Present value of net minimum lease payments	$345

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

In February 2019, following the announcement of OncoCyte’s public offering discussed in Note 6, OncoCyte received a letter from Chardan Capital Markets, LLC (“Chardan”) claiming entitlement to certain fees pursuant to an engagement letter unrelated to the public offering. Chardan’s claims have been resolved as disclosed in see Note 10.

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

On May 31, 2019, OncoCyte’s Board of Directors appointed Ronald Andrews to serve as President and Chief Executive Officer, commencing July 1, 2019. OncoCyte’s former President and Chief Executive Officer, William Annett, remained in office until June 30, 2019 (see Note 10). On June 4, 2019, OncoCyte entered into an Employment Agreement with Ronald Andrews to commence effective July 1, 2019 (see Note 10).

Indemnification

In the normal course of business, OncoCyte may provide indemnification of varying scope under OncoCyte’s agreements with other companies or consultants, typically OncoCyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, OncoCyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of OncoCyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to OncoCyte’s diagnostic tests. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments OncoCyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, OncoCyte has not been subject to any claims or demands for indemnification. OncoCyte also maintains various liability insurance policies that limit OncoCyte’s financial exposure. As a result, OncoCyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, OncoCyte has not recorded any liabilities for these agreements as of June 30, 2019 and December 31, 2018.

10.	Subsequent Events

Employment Agreement with Ronald Andrews

Effective July 1, 2019, Ronald Andrews commenced employment with OncoCyte as President and Chief Executive Officer under an Employment Agreement pursuant to which he will receive an annual salary of $480,000 and will be eligible to receive annual bonuses up to his base salary, to the extent approved by the Board of Directors (the “Board”) in its discretion, based on the achievement of predetermined company and individual objectives set by the Board or its Compensation Committee from time to time.

Mr. Andrews’ Employment Agreement entitles him to receive the following equity awards under the 2018 Incentive Plan: (i) options to purchase 950,000 shares of OncoCyte common stock the grant of which became effective on July 1, 2019 when his employment commenced (the “Initial Grant”); (ii) options to purchase 50,000 shares of common stock, effective upon his completion of one year of continuous service as an employee (the “Second Grant”); and (iii) RSUs with respect to 65,000 shares of common stock, effective upon his completion of one year of continuous service as an employee. The exercise price of the options in the Initial Grant is $2.51 and was determined in accordance with the 2018 Incentive Plan. The exercise price of the options in the Second Grant will be the fair market value of a share of OncoCyte common stock on the effective date of the Second Grant, determined in accordance with the 2018 Incentive Plan.

The options in the Initial Grant will vest and thereby become exercisable as follows: twenty-five percent of the options will vest upon Mr. Andrews’ completion of one year of continuous service as an employee, and the balance of the options will vest in 36 equal monthly installments, commencing on the first anniversary of the effective date of the Initial Grant, subject to his continued service as an employee on the applicable vesting date.

The options in the Second Grant and the RSUs will vest upon Mr. Andrews’ completion of one year of continuous service as an employee from the effective date of the Second Grant.

Transition Agreement with William Annett

On July 1, 2019, OncoCyte entered into a Transition Agreement with its former President and Chief Executive Officer, William Annett, pursuant to which, and consistent with the terms of his employment agreement, he received (i) a cash payment of $210,000, (ii) his accrued but unpaid salary through June 30 2019, (iii) a portion of his “target bonus” under his employment agreement prorated for the period January 1 through June 30, 2019; (iv) a lump-sum payment that represents the value of his accrued unused vacation, and all vested benefits under OncoCyte retirement, deferred compensation plans or equity plan, and (v) COBRA coverage continuation rights under OncoCyte health care plans, in accordance with the terms of the plans and applicable law. If Mr. Annett elects to receive COBRA coverage, OncoCyte will pay the premium for such coverage for up to six months.

Mr. Annett has agreed to provide certain consulting services to OncoCyte through August 31, 2019 for which he will receive a fixed fee of $35,000 per month. Mr. Annett may provide additional consulting services thereafter on a month-to-month basis, but not beyond December 31, 2019, at the request of OncoCyte’s Chief Executive Officer but only if an agreement is reached each month as to the monthly fee and hours of services to be performed. OncoCyte and Mr. Annett have the right to terminate the consulting relationship at any time for any reason.

See Note 3 for amounts accrued as of June 30, 2019 in connection with the termination of Mr. Annett’s employment and the Transition Agreement.

Mr. Annett’s unvested OncoCyte stock options will continue to vest during the Consulting Period under the Transition Agreement. Upon completion of the Consulting Period, Mr. Annett’s unvested stock options will vest with respect to the number of unvested options that would otherwise have vested during the six month period following the Consulting Period had he continued to provide services to OncoCyte during that period, except that certain Performance-Based Options will vest, if at all, after the Consulting Period only to the extent that the performance milestones are attained during that six month period. The post-employment exercise period of all of Mr. Annett’s vested options will be extended until one year after the end of the Consulting Period (see Note 7).

Chardan Agreement

On July 22, 2019, OncoCyte and Chardan entered into an agreement pursuant to which Chardan released OncoCyte from claims pertaining to certain prior agreements, and Chardan agreed to provide certain capital markets and other advisory services to OncoCyte through September 30, 2019 in exchange for a cash fee of $500,000 and 250,000 warrants to purchase OncoCyte common stock (the “Chardan Warrants”). The cash fee was paid on July 24, 2019 and the Chardan Warrants were issued on August 1, 2019. The Chardan Warrants are exercisable for a term of five years at an exercise price of $1.77 per share. The Chardan Warrants have a fair value of approximately $329,000 determined based on the Black Scholes valuation model. As of June 30, 2019, the cash fee and the value of the Chardan Warrants was included in accrued expenses and other current liabilities on the condensed balance sheet because the Chardan claim was pending at the balance sheet date.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended June 30, 2019 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018, except as disclosed in Note 2 to our condensed interim financial statements included elsewhere in this Report.

Results of Operations

Comparison of three and six months ended June 30, 2019 and 2018

The following tables show our operating expenses for the three months ended June 30, 2019 and 2018 (in thousands).

	Three Months Ended June 30, (unaudited)		$ Increase/	% Increase/
	2019	2018	(Decrease)	(Decrease)
Research and development expenses	$1,508	$2,322	$(814)	(35.1)%
General and administrative expenses	3,636	1,335	2,301	172.4%
Sales and marketing expenses	318	569	(251)	(44.1)%

	Six Months Ended June 30, (unaudited)		$ Increase/	% Increase/
	2019	2018	(Decrease)	(Decrease)
Research and development expenses	$2,851	$3,784	$(933)	(24.7)%
General and administrative expenses	6,085	3,122	2,963	94.9%
Sales and marketing expenses	523	1,227	(704)	(57.4)%

Research and development expenses

Research and development expenses decreased by $814,000 during the three months ended June 30, 2019 as compared to the same period in the prior year, primarily due to the following: a decrease in $685,000 in amortization expense of intangible assets and a $238,000 decrease in consulting and similar services, offset, in part, by an increase of $113,000 in personnel and related expenses.

Research and development expenses decreased by $933,000 during the six months ended June 30, 2019 as compared to the same period in the prior year due to the following: a decrease of $746,000 in amortization expense of intangible assets and $480,000 in outside services, offset, in part, by an increase of $296,000 in stock-based compensation expense due to additional equity award grants. The decrease in amortization expense was principally due to a $625,000 noncash impairment charge recorded as of June 30, 2018 related to intangible assets mainly comprised of patents and patent rights for therapeutic uses that that we no longer plan to develop or commercialize. There was no amortization expense recorded for the three and six months ended June 30, 2019.

We expect to continue to incur a significant amount of research and development expenses during the foreseeable future.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2019 increased by $2.3 million in comparison to the three months ended June 30, 2018. This increase is primarily attributable to the following: $715,000 in investment banking and related expenses, which includes the Chardan agreement and the noncash charge of $329,000 for the Chardan Warrants discussed in Note 10 to our financial statements included elsewhere in this Report; $578,000 in personnel and related expenses, including $376,000 for management transition costs; $332,000 in legal, recruiting, accounting, audit, and tax services expenses; $222,000 of stock-based compensation expense due to additional equity grants, including grants to new hires; $203,000 in financial advisory expenses; and $134,000 in meetings, conferences and seminars.

General and administrative expenses for the six months ended June 30, 2019 increased by $3.0 million in comparison to the six months ended June 30, 2018. This increase was primarily attributable to the following: $962,000 in personnel and related expenses, including $376,000 for management transition costs; $863,000 in investment banking and related expenses, which includes the Chardan agreement and the noncash charge of $329,000 for the Chardan Warrants discussed in Note 10 to our financial statements included elsewhere in this Report; $520,000 in stock-based compensation expense due to additional equity grants, including grants to new hires; $366,000 in financial advisory, recruiting and hiring expenses; and $278,000 in meetings, conferences and seminars.

Sales and marketing expenses

Sales and marketing expenses for the three months ended June 30, 2019 decreased by $251,000 in comparison to the three months ended June 30, 2018. Sales and marketing expenses for the six months ended June 30, 2019 decreased by $704,000 in comparison to the six months ended June 30, 2018. The decrease for each period was primarily attributable to a reduction in personnel and related expenses and marketing expenses as we devoted our activities primarily to the development of DetermaVu® and reduced sales and marketing related activities during most of the period.

Although we reduced our sales and marketing related activities and expenses during the periods discussed above, in late May 2019 we hired a Sr. Vice President of Marketing and Market Access, and we expect that our sales and marketing expenses will increase significantly as we build a sales force for the commercialization of any cancer diagnostic tests that we successfully develop. Our sales and marketing efforts, and the amount of related expenses that we will incur, in the near term will largely depend upon the outcome of our development of DetermaVu™, and the amount of capital, if any, that we are able to raise to finance commercialization of DetermaVu™ and any other tests that we may develop. Our current cash resources will require us to limit our initial sales and marketing efforts unless and until we are able to raise additional capital. Our future expenditures on sales and marketing will also depend on the amount of revenue that those efforts are likely to generate. Because physicians are more likely to prescribe a test for their patients if the cost is covered by Medicare or health insurance, demand for our diagnostic tests and our expenditures on sales and marketing are likely to increase if our diagnostic tests qualify for reimbursement by Medicare and private health insurance companies.

Other income and expenses, net

Other income and expenses, net, is primarily comprised of interest income and expenses, net, incurred from our financing lease obligations and a loan payable to the Silicon Valley Bank, and unrealized and realized gains and losses on BioTime and AgeX marketable equity securities we hold.

For the three and six months ended June 30, 2019, we recorded interest income, net, of $0.2 million and $0.1 million, respectively, mainly from our money market fund investments. For the three and six months ended June 30, 2019, we recorded an unrealized loss of $0.1 million and an unrealized gain of $0.1 million, respectively, due to the changes in fair market value of the BioTime and AgeX marketable equity securities from the applicable balance sheet dates. For the three months ended June 30, 2018, we recorded an unrealized loss of $0.2 million included in other income and expenses, net, due to the decrease in fair market value of the marketable equity securities from the applicable balance sheet dates. We did not sell any shares of BioTime or AgeX common stock during any of the periods presented. As of both June 30, 2019 and December 31, 2018, we held 353,264 and 35,326 shares of common stock of BioTime and AgeX, respectively, as marketable equity securities with a total fair market value of $0.5 million and $0.4 million, respectively.

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

Liquidity and Capital Resources

Since inception, we have financed our operations through the sale of our common stock, warrants, warrant exercises, a bank loan, and sales of BioTime common shares that we hold as marketable equity securities. BioTime has also provided OncoCyte with the use of BioTime facilities and services under the Shared Facilities Agreement as described in Note 4 to the condensed interim financial statements. We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $80.6 million at June 30, 2019. We expect to continue to incur operating losses and negative cash flows for the foreseeable future.

At June 30, 2019, we had $35.8 million of cash and cash equivalents and held shares of BioTime and AgeX common stock as marketable equity securities valued at $0.5 million. We believe that our current cash, cash equivalents and marketable equity securities are sufficient to carry out our current operations through at least twelve months from the issuance date of the condensed interim financial statements included in this Report.

On February 21, 2017, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) pursuant to which OncoCyte borrowed $2.0 million on March 23, 2017. Payments of interest only on the principal balance were due monthly from the draw date through October 31, 2017, and, beginning on November 1, 2017, monthly payments of principal of approximately $67,000 plus interest are due and payable. The outstanding principal balance of the loan bears interest at a stated floating annual interest rate equal to the greater of (i) three-quarters of one percent (0.75%) above the prime rate or (ii) four and one-quarter percent (4.25%). As of June 30, 2019, the latest published prime rate plus 0.75% was 6.25% per annum.

The outstanding principal amount plus accrued interest will be due and payable to the Bank at maturity on April 1, 2020. At maturity, we will also pay the Bank an additional final payment fee of 5.8% of the original principal borrowed. We accrued the $116,000 final payment fee included in the loan payable as a deferred financing cost on March 23, 2017.

We may prepay in full the outstanding principal balance at any time, subject to a prepayment fee equal to 1.0% of the outstanding principal balance. Any amounts borrowed and repaid may not be reborrowed. As of June 30, 2019, no amounts are available to be borrowed under the Loan Agreement.

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

We presently plan to build our own integrated marketing and sales force and to add new equipment and personnel to our CLIA lab to commercialize DetermaVu™ after development is completed, which will result in an increase in our operating expenses. We will also incur additional operating expenses as we explore or commence the development of additional diagnostic tests after the development of DetermaVu™ is completed. We do not expect to generate significant revenues from marketing DetermaVu™ until we receive Medicare reimbursement approval for that diagnostic test. We may also explore a range of other commercialization options in order to reduce our capital needs and expenditures and the risks associated the timelines and uncertainty for attaining the Medicare reimbursement approvals that will be essential for the successful commercialization of DetermaVu™ and any other diagnostic tests that we may develop or acquire through business development activities. Those alternative arrangements could include marketing arrangements with other diagnostic companies through which we might receive a royalty on sales, or through which we might form a joint venture to market DetermaVu™ and share in net revenues.

We will need to continue to raise additional capital to finance our operations, including the development of our cancer diagnostic tests, until such time as we are able to complete development and commercialize one or more diagnostic tests and generate sufficient revenues to cover our operating expenses. Delays in the development of DetermaVu™ or other diagnostic tests could prevent us from raising sufficient additional capital to finance the completion of development and commercial launch of those tests. Even if we are successful in completing the development of DetermaVu™ or other diagnostic tests, investors may be reluctant to provide us with capital until our tests are approved for reimbursement by Medicare or commercial reimbursement. The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Sales of additional equity securities could result in the dilution of the interests of our shareholders. We cannot assure that adequate financing will be available on favorable terms, if at all.

Cash used in operations

During the six months ended June 30, 2019 and 2018, our total research and development expenses were $2.9 million and $3.8 million, respectively, our general and administrative expenses were $6.1 million and $3.1 million, respectively, and our sales and marketing expenses were $0.5 million and $1.2 million, respectively. Net loss for the six months ended June 30, 2019 amounted to $9.2 million and net cash used in operating activities amounted to $9.6 million. The amount by which our cash used in operating activities exceeded our net loss during the six months ended June 30, 2019 does not include the following noncash items: $1.4 million in stock-based compensation; $0.2 million in depreciation expense; and $0.1 million unrealized gain on BioTime and AgeX shares held as marketable equity securities. The amount of cash used in operations in excess of our operating expenses and net losses reflects the payment of obligations accrued during prior periods, including a payment of approximately $2.1 million to BioTime for accrued Use Fees under the Shared Facilities Agreement. Changes in working capital were approximately $1.9 million as a use of cash, which includes the $2.1 million payment to BioTime for accrued Use Fees.

Cash used in investing activities

During the six months ended June 30, 2019, cash used for investing activities was insignificant.

Cash provided by financing activities

During the six months ended June 30, 2019, net cash provided by financing operations was $37.3 million. We received $37.0 million in net cash proceeds from the sale of 10,733,334 shares of our common stock in a public offering and $0.9 million from exercise of stock options. These cash inflows were offset by $0.6 million used to repay a portion of the loan from Silicon Valley Bank and financing lease obligations.

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

On August 1, 2019 we issued to Chardan warrants to purchase 250,000 shares of our common stock, referred to as the Chardan Warrants elsewhere in this Report. The Chardan Warrants were issued without registration under the Securities Act in reliance on the exemption from registration under Section 4(a)(2).

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Numbers	Exhibit Description
3.1	Articles of Incorporation with all amendments (Incorporated by reference to OncoCyte Corporation’s Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

3.2	By-Laws, as amended (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2019)

4.1	Warrant to Purchase Shares of Common Stock, dated August 1, 2019*

10.1	Employment Agreement, dated June 4, 2019, between OncoCyte Corporation and Ronald Andrews (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2019)

10.2	Transition Agreement, dated July 1, 2019, between OncoCyte Corporation and William Annett (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2019)

10.3	Amendment to 2018 Equity Incentive Plan (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2019)

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101	Interactive Data Files*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOCYTE CORPORATION

Date: August 14, 2019	/s/ Ronald Andrews
Ronald Andrews
President and Chief Executive Officer

Date: August 14, 2019	/s/ Mitchell Levine
Mitchell Levine
Chief Financial Officer

