Form 10-Q
period 2019-09-30
OncoCyte Corp
filed 2019-11-14
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of common stock outstanding as of October 29, 2019 was 51,972,830.

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

Item 1. Financial Statements

ONCOCYTE CORPORATION

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,444	$8,034
Marketable equity securities	415	428
Prepaid expenses and other current assets	418	180
Total current assets	20,277	8,642

NONCURRENT ASSETS
Machinery, equipment and right of use assets, net	1,079	614
Deposits and other noncurrent assets	169	262
Equity method investment in Razor	11,245	-
TOTAL ASSETS	$32,770	$9,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Amount due to Lineage and affiliates	$-	$2,101
Accounts payable	358	166
Accrued expenses and other current liabilities	1,855	2,109
Loan payable, current	577	800
Financing lease and right of use liabilities, current	253	385
Total current liabilities	3,043	5,561

NONCURRENT LIABILITIES
Loan payable, net of deferred financing costs, noncurrent	-	347
Financing lease and right of use liabilities, noncurrent	392	187
TOTAL LIABILITIES	3,435	6,095

Commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value, 85,000 shares authorized; 51,973 and 40,664 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	115,126	74,742
Accumulated other comprehensive loss	-	-
Accumulated deficit	(85,791)	(71,319)
Total shareholders’ equity	29,335	3,423
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,770	$9,518

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

ONCOCYTE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
EXPENSES:
Research and development	$1,625	$1,527	$4,476	$5,310
General and administrative	3,002	1,312	9,087	4,434
Sales and marketing	630	184	1,153	1,411
Total operating expenses	5,257	3,023	14,716	11,155

Loss from operations	(5,257)	(3,023)	(14,716)	(11,155)

OTHER INCOME (EXPENSES), NET
Interest income (expense), net	135	(50)	282	(167)
Unrealized gain (loss) on marketable equity securities	(103)	102	(13)	71
Other expenses, net	-	-	(25)	(4)
Total other income (expenses), net	32	52	244	(100)

NET LOSS	$(5,225)	$(2,971)	$(14,472)	$(11,255)

Net loss per share; basic and diluted	$(0.10)	$(0.07)	$(0.29)	$(0.30)

Weighted average common shares outstanding; basic and diluted	51,973	40,227	50,217	36,901

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

4

ONCOCYTE CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

NET LOSS	$(5,225)	$(2,971)	$(14,472)	$(11,255)

Other comprehensive loss, net of tax	-	-	-	-
COMPREHENSIVE LOSS	$(5,225)	$(2,971)	$(14,472)	$(11,255)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

ONCOCYTE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,472)	$(11,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	278	317
Amortization of intangible assets	-	121
Amortization of prepaid maintenance	28	9
Impairment charge for intangible assets	-	625
Stock-based compensation	2,209	1,079
Unrealized (gain) loss on marketable equity securities	13	(71)
Amortization of debt issuance costs	30	62
Warrants issued to Chardan Capital for advisory services	234	-
Other	25	24
Changes in operating assets and liabilities:
Amount due to Lineage and affiliates	(2,100)	12
Prepaid expenses and other current assets	(238)	(77)
Accounts payable and accrued liabilities	(416)	(39)
Net cash used in operating activities	(14,409)	(9,193)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity method investment in Razor	(11,245)	-
Purchase of equipment	(18)	(31)
Security deposit and other	64	-
Net cash used in investing activities	(11,199)	(31)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	943	58
Proceeds from sale of common shares	40,250	10,000
Financing costs to issue common shares	(3,252)	(65)
Proceeds from sale of common shares and warrants	-	3,592
Financing costs to issue common shares and warrants	-	(290)
Repayment of loan payable	(600)	(600)
Repayment of financing lease obligations	(323)	(250)
Net cash provided by financing activities	37,018	12,445

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,410	3,221
CASH AND CASH EQUIVALENTS:
At beginning of the period	8,034	7,600
At end of the period	$19,444	$10,821

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

ONCOCYTE CORPORATION

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization, Description of the Business and Liquidity

OncoCyte Corporation (“OncoCyte”) is a molecular diagnostics company whose mission is to provide actionable answers at critical decision points during the course of lung cancer care, with the goal of improving patient outcomes by accelerating and optimizing diagnosis and treatment. OncoCyte’s first product for commercial release is a proprietary treatment stratification or “prognostic” test that identifies which patients with early stage non-small cell lung cancer may benefit from chemotherapy, resulting in a significantly higher, five-year survival rate. OncoCyte is also developing DetermaVu™, as a proprietary non-invasive blood test using molecular markers to determine whether lung nodules detected through imaging are unlikely to be malignant, with the goal of reducing the number of unnecessary invasive and expensive diagnostic biopsy procedures.

OncoCyte holds a 25% equity interest in Razor Genomics, Inc. (“Razor”), a privately held company, developing a prognostic test to assist physicians in the management of non-small cell lung cancer (see Note 5). Razor’s key product is a commercially ready test called the “Molecular Prognostic Assay”, a proprietary treatment stratification test (the “Razor assay”) for early stage lung cancer. OncoCyte has licensed all rights to commercialize the Razor assay and plans to conduct certain clinical trials for purposes of promoting commercialization. OncoCyte is currently devoting substantially all of its efforts on developing and commercializing its lung cancer diagnostic test DetermaVu™ and the Razor assay.

OncoCyte was incorporated in 2009 in the state of California and was formerly a majority-owned subsidiary of Lineage Cell Therapeutics, Inc. (“Lineage”) (formerly known as BioTime, Inc.), a publicly traded, clinical-stage, biotechnology company developing new cellular therapies for degenerative retinal diseases, neurological conditions associated with demyelination, and aiding the body in detecting and combating cancer. Beginning on February 17, 2017, OncoCyte ceased to be a subsidiary of Lineage for financial reporting purposes when Lineage’s percentage ownership of outstanding OncoCyte common stock declined below 50% as a result of the issuance of additional OncoCyte common stock to certain investors who exercised OncoCyte stock purchase warrants (see Note 7).

Liquidity

For all periods presented, OncoCyte generated no revenues. Since inception, OncoCyte has financed its operations through the sale of common stock, warrants, warrant exercises, bank loans, and sales of Lineage common shares that it holds as marketable equity securities. Lineage also provides OncoCyte with the use of Lineage office and laboratory facilities, and through September 30, 2019 provided administrative services, to OncoCyte under a Shared Facilities and Services Agreement (the “Shared Facilities Agreement”) as described in Note 4. OncoCyte has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $85.8 million as of September 30, 2019. OncoCyte expects to continue to incur operating losses and negative cash flows for the foreseeable future.

At September 30, 2019, OncoCyte had $19.4 million of cash and cash equivalents and held Lineage and AgeX Therapeutics, Inc. (“AgeX”) common stock as marketable equity securities valued at $0.4 million. On October 17, 2019, OncoCyte refinanced a loan from Silicon Valley Bank for net proceeds of $2.5 million (see Notes 6 and 11). On November 13, 2019, OncoCyte entered into a series of stock purchase agreements on like terms pursuant to which OncoCyte agreed to sell a total of 5,058,824 shares of common stock for approximately $8.6 million in cash in an offering registered under the Securities Act of 1933, as amended (the “Securities Act”). OncoCyte expects the transaction to close on November 15, 2019 subject to the satisfaction of customary closing conditions. See Note 11. OncoCyte believes that its cash, cash equivalents and marketable equity securities is sufficient to carry out current operations through at least twelve months from the issuance date of the condensed interim financial statements included in this Report.

OncoCyte will need to raise additional capital to finance its operations, including the development and commercialization of its cancer diagnostic and prognostic tests, until such time as it is able to complete development and commercialize one or more tests and generate sufficient revenues to cover its operating expenses. Presently, OncoCyte is devoting substantially all of its efforts on developing and commercializing its lung cancer diagnostic test DetermaVu™ and the Razor assay. OncoCyte may also explore a range of other commercialization options in order to reduce capital needs and the risks associated with the timelines and uncertainty for attaining the Medicare and commercial reimbursement approvals that will be essential for the successful commercialization of OncoCyte’s cancer tests. Those alternative arrangements could include acquisition of companies in the diagnostic or related markets, marketing arrangements with other diagnostic companies through which OncoCyte might receive a royalty on sales, or through which it might form a joint venture to market its cancer tests and share in net revenues.

Delays in the development of DetermaVu™ could prevent OncoCyte from raising sufficient additional capital to finance the completion of development and commercial launch of DetermaVu™ the Razor assay, or other cancer diagnostic tests. Investors may also be reluctant to provide OncoCyte with capital until its tests are approved for reimbursement by Medicare or private insurers or healthcare providers. The unavailability or inadequacy of financing or revenues to meet future capital needs could force OncoCyte to modify, curtail, delay, or suspend some or all aspects of planned operations. Sales of additional equity securities could result in the dilution of the interests of its shareholders. OncoCyte cannot assure that adequate financing will be available on favorable terms, if at all.

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

Prior to February 17, 2017, Lineage consolidated the results of OncoCyte into Lineage’s consolidated results based on Lineage’s ability to control OncoCyte’s operating and financial decisions and policies through its majority ownership of OncoCyte common stock. Beginning on February 17, 2017, Lineage’s percentage ownership of the outstanding OncoCyte common stock declined below 50%, resulting in a loss of “control” of OncoCyte under GAAP and, as a result, Lineage deconsolidated OncoCyte’s financial statements from Lineage’s consolidated financial statements. As a result of this deconsolidation, OncoCyte is no longer considered a subsidiary of Lineage under GAAP with effect from February 17, 2017. Beginning on September 11, 2019, because Lineage’s ownership interest in OncoCyte decreased to below 20%, Lineage no longer exercises significant influence over the operations and management of OncoCyte. OncoCyte remains an affiliate of Lineage.

To the extent OncoCyte did not have its own employees or human resources for its operations, Lineage or Lineage subsidiaries provided certain employees for administrative or operational services, as necessary, for the benefit of OncoCyte (see Note 4). Accordingly, Lineage allocated expenses such as salaries and payroll related expenses incurred and paid on behalf of OncoCyte based on the amount of time that particular employees devoted to OncoCyte affairs. Other expenses such as legal, accounting, human resources, marketing, travel, and entertainment expenses were allocated to OncoCyte to the extent that those expenses were incurred by or on behalf of OncoCyte. Lineage also allocated certain overhead expenses such as facilities rent and utilities, property taxes, insurance, internet and telephone expenses based on a percentage determined by management. These allocations have been made based upon activity-based allocation drivers such as time spent, percentage of square feet of office or laboratory space used, and percentage of personnel devoted to OncoCyte’s operations or management. Management has evaluated the appropriateness of the percentage allocations on a periodic basis and believes that this basis for allocation is reasonable.

2. Summary of Significant Accounting Policies

Investments in Common Stock of Privately Held Companies – OncoCyte evaluates whether investments held in common stock of other companies require consolidation of the company under, first, the variable interest entity (“VIE”) model, and then under the voting interest model in accordance with accounting guidance for consolidations under Accounting Standards Codification (“ASC”) 810-10. If consolidation of the entity is not required under either the VIE model or the voting interest model, OncoCyte determines whether the equity method of accounting should be applied in accordance with ASC 323, Investments – Equity Method and Joint Ventures. The equity method applies to investments in common stock or in-substance common stock if OncoCyte exercises significant influence over, but does not control, the entity, typically represented by ownership of 20% or more of the voting interests of a company.

OncoCyte initially records equity method investments at fair value on the date of the acquisition with subsequent adjustments to the investment balance based on OncoCyte’s share of earnings or losses from the investment. The equity method investment balance is shown in noncurrent assets on the consolidated balance sheets.

OncoCyte reviews investments accounted for under the equity method for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be fully recoverable. If a determination is made that an “other-than-temporary” impairment exists, OncoCyte writes down its investment to fair value. On September 30, 2019, OncoCyte acquired a 25% ownership interest in Razor accounted for under the equity method of accounting as further discussed in Note 5.

Research and development expenses

Research and development expenses for the periods presented include both direct expenses incurred by OncoCyte and indirect overhead costs allocated by Lineage that benefited or supported OncoCyte’s research and development functions. Direct research and development expenses consist primarily of personnel costs and related benefits, including stock-based compensation, consulting fees, and obligations incurred to suppliers. Indirect research and development expenses allocated by Lineage to OncoCyte under the Shared Facilities Agreement (see Note 4), were primarily based on headcount or space occupied, as applicable, and include laboratory supplies, laboratory expenses, rent and utilities, common area maintenance, telecommunications, property taxes and insurance. Research and development costs are expensed as incurred.

General and administrative expenses

General and administrative expenses include both direct expenses incurred by OncoCyte and indirect overhead costs allocated by Lineage that benefited or supported OncoCyte’s general and administrative functions. Direct general and administrative expenses consist primarily of compensation and related benefits, including stock-based compensation, for executive and corporate personnel, and professional and consulting fees. Indirect general and administrative expenses allocated by Lineage to OncoCyte under the Shared Facilities Agreement (see Note 4) were primarily based on headcount or space occupied, as applicable, and include costs for financial reporting and compliance, rent and utilities, common area maintenance, telecommunications, property taxes and insurance.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel costs and related benefits, including stock-based compensation, trade show expenses, branding and positioning expenses, and consulting fees. Indirect sales and marketing expenses allocated by Lineage, were primarily based on OncoCyte’s headcount or space occupied, as applicable, and include costs for rent and utilities, common area maintenance, telecommunications, property taxes and insurance, incurred by Lineage and allocated to OncoCyte under the Shared Facilities Agreement.

Accounting for shares of Lineage and AgeX common stock

In accordance with ASC 320-10-25, Investments – Debt and Equity Securities, as amended by Accounting Standards Update (“ASU”) 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, OncoCyte accounts for the Lineage and AgeX shares it holds as marketable equity securities, as the shares have a readily determinable fair value quoted on the NYSE American and are held principally to meet future working capital purposes, as necessary. The shares are measured at fair value and reported as current assets on the balance sheet based on the closing trading price of the shares as of the date being presented.

Beginning on January 1, 2018, with the adoption of ASU 2016-01 discussed below, the Lineage and AgeX shares held by OncoCyte are now referred to as “marketable equity securities,” and unrealized holding gains and losses on those shares are reported in the statements of operations in other income and expenses, net. Prior to January 1, 2018 and the adoption of ASU 2016-01, the Lineage shares held were called “available-for-sale securities” and unrealized holding gains and losses were reported in other comprehensive income or loss, net of tax, and were a component of the accumulated other comprehensive income or loss on the condensed balance sheet. Realized gains and losses on Lineage shares are also included in other income and expenses, net, in the condensed statements of operations. The shares of AgeX common stock OncoCyte holds were received from Lineage as a dividend-in-kind on November 28, 2018. OncoCyte did not sell any shares of Lineage or AgeX stock during any of the periods presented. As of September 30, 2019, OncoCyte held 353,264 and 35,326 shares of common stock of Lineage and AgeX, respectively, as marketable equity securities with a combined fair market value of $415,000.

On January 1, 2018, in accordance with the adoption of ASU 2016-01, OncoCyte recorded a cumulative-effect adjustment for the Lineage shares as available-for-sale-securities to reclassify the unrealized loss of $888,000 included in accumulated other comprehensive loss to the accumulated deficit balance. For the three and nine months ended September 30, 2019, OncoCyte recorded an unrealized loss of $103,000 and $13,000, respectively, included in other income and expenses, net, due to the changes in fair market value of the marketable equity securities from the respective balance sheet dates. For the three and nine months ended September 30, 2018, OncoCyte recorded an unrealized gain of $102,000 and $71,000, respectively, included in other income and expenses, net, due to the increase in fair market value of the marketable equity securities from the respective balance sheet dates.

Net loss per common share

All potentially dilutive common stock equivalents are antidilutive because OncoCyte reported a net loss for all periods presented. The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2019	2018	2019	2018
Stock options	2,146	3,101	3,158	3,101
Warrants	3,285	4,035	3,285	4,035

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

The adoption of ASC 842 did not have a material impact to OncoCyte’s financial statements because OncoCyte did not have any significant operating leases at the time of adoption. As discussed in Note 10, OncoCyte accounts for an embedded operating lease in accordance with ASC 842 in connection with the Razor equity method investment discussed in Note 5. OncoCyte’s accounting for financing leases (previously referred to as “capital leases”) remained substantially unchanged. Financing leases are included in machinery and equipment, and in financing lease liabilities, current and noncurrent, in OncoCyte’s condensed balance sheets (see Note 10).

Stock-Based Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for non-employee share-based payment transactions. The new standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018 (including interim periods within that fiscal year). OncoCyte adopted ASU 2018-07 on January 1, 2019. As OncoCyte does not have a significant number of outstanding and unvested non-employee share-based awards, the application of the new standard did not have a material impact on its financial statements.

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

3. Selected Balance Sheet Components

Prepaid expenses and other current assets

As of September 30, 2019 and December 31, 2018, prepaid expenses and other current assets were comprised of the following (in thousands):

	September 30, 2019	December 31, 2018
	(unaudited)
Prepaid insurance	$219	$102
Other	199	78
Total prepaid expenses and other current assets	$418	$180

Accrued expenses and other current liabilities

As of September 30, 2019 and December 31, 2018, accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30, 2019	December 31, 2018
	(unaudited)
Accrued compensation	$803	$1,303
Accrued vendors and other expenses (1)	1,052	806
Total accrued expenses and other current liabilities	$1,855	$2,109

(1) As of September 30, 2019, accrued vendors and other expenses includes purchases of new machinery and equipment of $0.4 million.

Machinery, equipment and right of use assets, net

As of September 30, 2019 and December 31, 2018, machinery, equipment and rights of use assets, net were as follows (in thousands):

	September 30, 2019	December 31, 2018
	(unaudited)
Machinery and equipment	$1,476	$1,562
Right-of-use assets (1)	397	-
Accumulated depreciation	(794)	(948)
Machinery, equipment and right of use assets, net	$1,079	$614

(1)	OncoCyte recorded certain right of use assets and liabilities in accordance with ASC 842 in connection with the equity method investment in Razor on September 30, 2019 (see Notes 5 and 10).

During the nine months ended September 30, 2019, OncoCyte wrote off approximately $0.5 million in fully depreciated assets with a corresponding reduction to accumulated depreciation. Depreciation expense amounted to $84,000 and $110,000 for the three months ended September 30, 2019 and 2018, and $278,000 and $317,000 for the nine months ended September 30, 2019 and 2018, respectively.

4. Related Party Transactions

Shared Facilities Agreement

On October 8, 2009, OncoCyte and Lineage executed the Shared Facilities Agreement. Beginning on October 1, 2019, OncoCyte will no longer be using shared services as OncoCyte has hired, or is in the process of hiring, its own administrative, finance and accounting personnel, but OncoCyte is continuing to use a portion of Lineage’s facilities in Alameda, California under the Shared Facilities Agreement. Under the terms of the Shared Facilities Agreement, Lineage has agreed to permit OncoCyte to use Lineage’s premises and equipment located in Alameda, California for the purpose of conducting business. Through September 30, 2019, Lineage provided accounting, billing, bookkeeping, payroll, treasury, payment of accounts payable, and other similar administrative services to OncoCyte.

Lineage has charged OncoCyte a Use Fee for services received and usage of facilities, equipment, and supplies. For each billing period, Lineage prorated and allocated costs incurred, as applicable, to OncoCyte. Such costs have included services of Lineage employees, equipment, insurance, lease, professional, software, supplies and utilities. Allocation depends on key cost drivers including actual documented use, square footage of facilities used, time spent, costs incurred by or for OncoCyte, or upon proportionate usage by Lineage and OncoCyte, as reasonably estimated by Lineage (collectively “Use Fees”). Lineage charges OncoCyte a 5% markup on such allocated costs as permitted by the Shared Facilities Agreement.

The Use Fee is determined and invoiced to OncoCyte on a regular basis, generally monthly or quarterly. If the Shared Facilities Agreement terminates prior to the last day of a billing period, the Use Fee will be determined for the number of days in the billing period elapsed prior to the termination of the Shared Facilities Agreement. Each invoice will be payable in full by OncoCyte within 30 days after receipt. Any invoice, or portion thereof, not paid in full when due will bear interest at the rate of 15% per annum until paid.

In addition to the Use Fees, OncoCyte reimbursed Lineage for any out of pocket costs incurred by Lineage for the purchase of office supplies, laboratory supplies, and other goods and materials and services for the account or use of OncoCyte based on invoices documenting such costs. Lineage has no obligation to purchase or acquire any office supplies or other goods and materials or any services for OncoCyte, and if any such supplies, goods, materials or services are obtained for OncoCyte, Lineage may arrange for the suppliers thereof to invoice OncoCyte directly.

The Shared Facilities Agreement will remain in effect, unless either party gives the other party written notice stating that the Shared Facilities Agreement will terminate on December 31 of that year, or unless the agreement otherwise is terminated under another provision of the agreement. The Shared Facilities Agreement is not considered a lease under the provisions of ASC 842 discussed in Note 2, because, among other factors, a significant part of the Shared Facilities Agreement is a contract for services, not a tangible asset, and is cancelable by either party without penalty. Lineage’s lease of its principal office and research facility will expire on January 31, 2023.

In the aggregate, Use Fees charged to OncoCyte by Lineage were as follows (in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2019	2018	2019	2018
Research and development	$160	$230	$579	$667
General and administrative	125	105	341	257
Sales and marketing	53	57	69	251
Total Use Fees	$338	$392	$989	$1,175

As of December 31, 2018, OncoCyte had $2.1 million outstanding and payable to Lineage and affiliates included in current liabilities on account of Use Fees under the Shared Facilities Agreement. On February 15, 2019, OncoCyte paid the $2.1 million owed to Lineage for prior services provided under the Shared Facilities Agreement. As of October 1, 2019, the minimum fixed payments due under the Shared Facilities Agreement are approximately $84,000 per month, primarily for use of the facilities. As of September 30, 2019, amounts owed to Lineage under the Shared Facilities Agreement were insignificant.

Financing Transactions

On July 31, 2018, OncoCyte raised approximately $3.3 million in net proceeds, after offering expenses, from the sale of 1,256,118 shares of its common stock and warrants (the “July 2018 Offering”). The shares of common stock and warrants were sold in “Units” at a purchase price of $2.86 per Unit, with each Unit consisting of one share of common stock and one warrant to purchase one share of its common stock (“July 2018 Offering Warrants”). The Units of common stock and warrants were sold in a registered direct offering. OncoCyte’s former Chief Executive Officer, the Chief Financial Officer, the Senior Vice President of Research and Development, and certain members of OncoCyte’s Board of Directors purchased Units in the July 2018 Offering on the same terms as other investors.

On March 28, 2018, OncoCyte entered into securities purchase agreements with two accredited investors for the private placement of 7,936,508 shares of OncoCyte’s common stock for $1.26 per share, for total gross proceeds of $10.0 million before deducting offering expenses, $8.0 million of which was received in March 2018 and $2.0 million in May 2018. The securities purchase agreements contain certain registration rights (see Note 4). The investors are Broadwood Partners, L.P. and George Karfunkel, who beneficially own more than 5% of OncoCyte’s outstanding common stock. OncoCyte agreed to register the shares sold to the investors for resale under the Securities Act not later than 60 days after the closing of the sale of the shares. OncoCyte also agreed to pay liquidated damages calculated in the manner provided in the securities purchase agreement if OncoCyte did not file the registration statement in a timely manner. Because the registration statement was not filed as required by the securities purchase agreement during the year ended December 31, 2018, OncoCyte accrued $300,000 on account of liquidated damages owed and paid this amount in March 2019.

On November 13, 2019, OncoCyte entered into a public offering transaction with certain investors, including Broadwood Capital, L.P. (see Note 11).

Consulting Services

During the three and nine months ended September 30, 2019, OncoCyte incurred consulting fees of $0.2 million to a firm in which OncoCyte’s current President and Chief Executive Officer, Ronald Andrews, was a partner. Mr. Andrews resigned from this firm as an active partner effective June 30, 2019, the date prior to commencement of his employment by OncoCyte.

5. Equity Method Investment in Razor Genomics, Inc.

On September 30, 2019, OncoCyte completed the purchase of 1,329,870 shares of Razor Series A Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), representing 25% of the outstanding equity of Razor on a fully diluted basis, for $10 million in cash (the “Initial Closing”) pursuant to a Subscription and Stock Purchase Agreement (the “Purchase Agreement”), dated September 4, 2019, among OncoCyte, Encore Clinical, Inc. (“Encore”), and Razor. Pursuant to the Purchase Agreement, OncoCyte entered into Minority Holder Stock Purchase Agreements of like tenor (the “Minority Purchase Agreements”) with the shareholders of Razor other than Encore (the “Minority Shareholders”) for the future purchase of the shares of Razor common stock they own. OncoCyte has also entered into certain other agreements with Razor and Encore, including a Sublicense and Distribution Agreement (the “Sublicense Agreement”), a Development Agreement (the “Development Agreement”), and an amendment to a Laboratory Services Agreement (the “Laboratory Agreement”) pursuant to which OncoCyte became a party to that agreement.

Purchase Agreement

Under the Purchase Agreement, OncoCyte has the option to acquire the balance of the outstanding shares of Razor common stock from Encore under the Purchase Agreement and from the Minority Shareholders under the Minority Purchase Agreements (the “Option”) for an additional $10 million in cash and OncoCyte common stock valued at $5 million in total (the “Additional Purchase Payment”). If the issuance of shares of OncoCyte common stock having a market value of $5 million would require OncoCyte to issue a number of shares that, when combined with any shares issuable under the Development Agreement discussed below, would exceed 19.99% of the issued and outstanding shares of OncoCyte common stock or the outstanding voting power of its shares as of the date of the Purchase Agreement, OncoCyte may deliver a number of shares of common stock that would not exceed that combined 19.99% limit and an amount of cash necessary to bring the combined value of cash and shares to $5 million.

OncoCyte has agreed to exercise the Option if, within a specified time frame, certain milestones are met related to the contracting of clinical trial sites for a clinical trial of the Razor assay. Even if the Razor assay clinical trial milestones are not met within the time frame referenced in the Purchase Agreement and the Minority Purchase Agreements, OncoCyte will have the option, but not the obligation, to purchase the balance of the outstanding Razor common stock from Encore and the Minority Shareholders for the Additional Purchase Payment that would be applicable if the milestones were met. OncoCyte’s obligations to purchase the Razor shares from Encore and the Minority Shareholders are subject to the satisfaction of certain conditions customary for a transaction of this kind.

Development Agreement

Under the Development Agreement, Razor reserved as a “Clinical Trial Expense Reserve” $4 million of the proceeds it received at the Initial Closing from the sale of the Preferred Stock to OncoCyte, to fund Razor’s share of costs incurred in connection with a clinical trial of the Razor assay for purposes of promoting commercialization (“Clinical Trial”).

OncoCyte and Encore will each appoint two representatives to a joint steering committee (“Steering Committee”), which will be formed under the terms of the Development Agreement to oversee the Clinical Trial. Acting by majority vote of the appointed representatives, the Steering Committee will make all design, execution, and termination decisions related to the Clinical Trial, but any deadlocked decisions other than approval of the Clinical Trial budgets, will be resolved by a member designated by Encore. The Steering Committee will agree on a total budget and an initial annual budget for the Clinical Trial. The annual budget will be reviewed and may be revised annually by a majority vote of the Steering Committee. OncoCyte will be responsible for all expenses for the Clinical Trial that exceed the Clinical Trial Expense Reserve up to the total budget amount approved by the Steering Committee, which is expected to cover multiple years and is estimated to be up to $12 million for OncoCyte’s portion.

The Development Agreement provides for certain payments by OncoCyte to Encore if certain product reimbursement, Clinical Trial, and financing milestones are attained. OncoCyte has paid Encore $1 million in cash as a milestone payment for the receipt of a preliminary positive coverage decision from the Centers for Medicare and Medicaid Services Molecular Diagnostic Services Program (“CSM/MolDx”) for the Razor assay (the “Preliminary Coverage Milestone Payment”). In the event Razor receives the final positive coverage decision from CMS/MolDx for reimbursement of patient costs of the Razor assay within 12 months after the Initial Closing, OncoCyte will pay Encore $4 million (“CMS Final Milestone Payment”). OncoCyte will account for those milestone payments as part of its equity method investment in Razor.

Upon completion of enrollment of the full number of patients for the Clinical Trial, OncoCyte will issue to Encore and the Minority Shareholders shares of OncoCyte common stock with an aggregate market value at the date of issue equal to $3 million (“Clinical Trial Milestone Payment”). If the issuance of shares of our common stock having a market value of $3 million would require us to issue a number of shares that, when combined with any shares we issued under the Purchase Agreement and the Minority Shareholder Purchase Agreements, would exceed 19.99% of the issued and outstanding shares of OncoCyte common stock or the outstanding voting power of its shares as of the date of the Purchase Agreement, OncoCyte may deliver a number of shares of our common stock that would not exceed that combined 19.99% limit and an amount of cash necessary to bring the combined value of cash and shares to $3 million.

If within a specified time frame Encore is substantially responsible for obtaining funding to OncoCyte or Razor for the Clinical Trial from any third-party pharmaceutical company, a portion of such additional funding amount will be paid to Encore, subject to a $3 million cap on the payment to Encore if the funding is provided by a designated pharmaceutical company.

Sublicense Agreement

Under the Sublicense Agreement, Razor granted to OncoCyte an exclusive worldwide sublicense under certain patent rights applicable to the Razor assay in the field of use covered by the applicable license held by Razor for purposes of commercialization and development of the Razor assay (the “License Agreement’).

OncoCyte will make royalty payments to Encore and the Minority Shareholders based on the net cash revenues actually collected from the commercialization of the Razor assay, less certain related costs including certain payments to third parties as royalties and revenue share payments owed by Razor to third parties with respect to revenues from the commercialization of the Razor assay. The initial royalty rate payable to Encore and the Minority Shareholders will be a low double-digit percentage and will decline as certain cumulative net revenue benchmarks are reached, with a single digit royalty rate payable to them as the benchmarks are attained. Royalties will be payable to Encore and the Minority Shareholders on a quarterly basis.

OncoCyte will pay all royalties that become due under the License Agreement, and all revenue sharing and earnout payments owed by Razor to certain third parties with respect to Razor assay revenues, but those payments will be deducted from gross revenues to determine net revenues for the purpose of paying royalties to Encore and the Minority Shareholders.

Laboratory Agreement

Under the Laboratory Agreement, OncoCyte has assumed Razor’s Laboratory Agreement payment obligations of $450,000 per year. The Laboratory Agreement gives OncoCyte the right to use Razor’s CLIA laboratory in Brisbane, California. OncoCyte pays Encore a quarterly fee for services related to operating and maintaining the CLIA laboratory, including certain staffing. The Laboratory Agreement will expire on September 29, 2021, but OncoCyte may extend the term for additional one-year periods, or OncoCyte may terminate the agreement at its option after it completes the purchase of the shares of Razor common stock from Razor stockholders pursuant to the Purchase Agreement and Minority Purchase Agreements. OncoCyte also has the right to terminate the Laboratory Agreement if there is an event or occurrence that adversely affects, in any material respect, the Razor assay or its prospects or its ability to be commercialized, and it remains continuing and uncured.

Accounting for the Razor Investment

The Razor investment is being accounted for under the equity method of accounting under ASC 323 because OncoCyte exercises significant influence over, but does not control, the Razor entity. OncoCyte does not control the Razor entity because, among other factors, OncoCyte is entitled to designate one person to serve on a three-member board of directors of Razor, with the other two members designated by Encore, and any deadlocked decisions by the Steering Committee, other than with respect to the Clinical Trial budget, will be resolved by a member designated by Encore.

The Razor Preferred Stock is considered to be in-substance common stock for purposes of the ASC 323 equity method investment in Razor. The equity method investment in Razor is considered an asset, rather than a business, because, among other factors, Razor has no workforce, no commercial product, no revenues, no distribution system and no facilities. Substantially all of the fair value of Razor’s assets at the Initial Closing was concentrated in Razor’s intangible asset, the Razor assay, thus satisfying the requirements of the screen test in accordance with Accounting Standards Update (“ASU”) 2017-01, Business combinations (Topic 805): Clarifying the Definition of a Business. The aggregate payments of $11.245 million, including $10 million for the Razor Preferred Stock, the $1 million Preliminary Coverage Milestone Payment, and $0.245 million in transaction expenses, made by OncoCyte will be amortized over a 10-year useful life of the Razor assay and will be reflected in OncoCyte’s pro rata earnings and losses of the equity method investment in Razor. Under ASC 323, contingent consideration arrangements, including the CMS Final Milestone Payment, the Clinical Trial Milestone Payment, and the Additional Purchase Payment discussed above, are recorded only if the consideration is both probable and estimable in accordance with ASC 450, Contingencies. As of September 30, 2019, and through the date of this Report, none of the contingent consideration payments were recorded as no amounts were probable.

6. Loan Payable to Silicon Valley Bank

On February 21, 2017, OncoCyte entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) pursuant to which OncoCyte borrowed $2.0 million on March 23, 2017. As of September 30, 2019, there were no additional amounts available to be borrowed on the Loan Agreement. Payments of interest only on the principal balance were due monthly from the draw date through October 31, 2017, and, beginning on November 1, 2017, monthly payments of principal of approximately $67,000 plus interest became due and payable. The outstanding principal balance of the loan bore interest at a stated floating annual interest rate equal to the greater of (i) three-quarters of one percent (0.75%) above the prime rate or (ii) four and one-quarter percent (4.25%). As of September 30, 2019, the latest published prime rate plus 0.75% was 5.75% per annum. On October 17, 2019, OncoCyte entered into a First Amendment to Loan and Security Agreement which refinanced the outstanding balance of the loan, made additional borrowings available to OncoCyte, and modified some of the provisions of the original Loan Agreement described herein (see Note 11).

The outstanding principal amount plus accrued interest was originally due and payable to the Bank at maturity on April 1, 2020. Under the Loan Agreement, OncoCyte was obligated to pay the Bank an additional final payment fee of 5.8% of the original principal borrowed, amounting to $116,000, upon repayment of the loan. OncoCyte accrued the $116,000 final payment fee as a deferred financing cost on the March 23, 2017 draw date.

The Loan Agreement provides that the outstanding principal amount of the loan, with interest accrued, the final payment fee, and the prepayment fee may become due and payable prior to the applicable maturity date if an “Event of Default” as defined in the Loan Agreement occurs and is not cured within any applicable cure period. Upon the occurrence and during the continuance of an Event of Default, all obligations due to the Bank will bear interest at a rate per annum which is 5% above the then applicable interest rate. An Event of Default includes, among other events, failure to pay interest and principal when due, material adverse changes, which include a material adverse change in OncoCyte’s business, operations, or condition (financial or otherwise), failure to provide the bank with timely financial statements and copies of filings with the Securities and Exchange Commission, as required, legal judgments or pending or threatened legal actions of $50,000 or more, insolvency, and delisting from the NYSE American. OncoCyte’s obligations under the Loan Agreement are collateralized by substantially all of its assets other than intellectual property such as patents and trade secrets that OncoCyte owns. Accordingly, if an Event of Default were to occur and not be cured, the Bank could foreclose on its security interest in the collateral. OncoCyte was in compliance with the Loan Agreement as of the filing date of this Report.

Under the provisions of the Loan Agreement, as consented by the Bank, any proceeds received by OncoCyte from sales of Lineage shares may be used by OncoCyte to fund its operations.

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

The Bank Warrants are classified as equity since, among other factors, they are not mandatorily redeemable, cannot be settled in cash or other assets and require settlement by issuing a fixed number of shares of common stock of OncoCyte. OncoCyte determined the fair value of the Bank Warrants using the Black-Scholes option pricing model to be approximately $62,000, which was recorded as a deferred financing cost against the loan payable balance. Aggregate deferred financing costs of $196,000, recorded against the loan payable balance, are amortized to interest expense over the term of the loan using the effective interest method. As of September 30, 2019, unamortized deferred financing costs were insignificant.

7. Shareholders’ Equity

Preferred Stock

OncoCyte is authorized to issue 5,000,000 shares of no par value preferred stock. As of September 30, 2019, no preferred shares were issued or outstanding.

Common Stock

OncoCyte has 85,000,000 shares of common stock, no par value, authorized. As of September 30, 2019 and December 31, 2018, respectively, OncoCyte had 51,972,830 and 40,664,496 shares of common stock issued and outstanding (see Note 11).

Common Stock Purchase Warrants

As of September 30, 2019, OncoCyte had an aggregate of 3,285,339 common stock purchase warrants issued and outstanding with exercise prices ranging from $1.77 to $5.50 per warrant. The warrants will expire on various dates through March 23, 2027. Certain warrants have “cashless exercise” provisions meaning that the value of a portion of warrant shares may be used to pay the exercise price rather than payment in cash, which may be exercised under any circumstances in the case of the Bank Warrants or, in the case of certain other warrants, only if a registration statement for the warrants and underlying shares of common stock is not effective under the Securities Act or a prospectus in the registration statement is not available for the issuance of shares upon the exercise of the warrants.

OncoCyte has considered the guidance in ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. This liability classification guidance also applies to financial instruments that may require cash or other form of settlement for transactions outside of the company’s control and, in which the form of consideration to the warrant holder may not be the same as to all other shareholders in connection with the transaction. However, if a transaction is not within the company’s control but the holder of the financial instrument can solely receive the same type or form of consideration as is being offered to all the shareholders in the transaction, then equity classification of the financial instrument is not precluded, if all other applicable equity classification criteria are met. Based on the above guidance and, among other factors, the fact that the warrants cannot be cash settled under any circumstance but require share settlement, all of the outstanding warrants meet the equity classification criteria and have been classified as equity.

Stock option exercises

During the nine months ended September 30, 2019, 576,000 shares of common stock were issued upon the exercise of stock options, from which OncoCyte received approximately $0.9 million in cash proceeds.

Reconciliation of Changes in Shareholders’ Equity

The following tables show changes in components of shareholders’ equity for the periods from January 1, 2019 to September 30, 2019, and from June 30, 2019 to September 30, 2019 (unaudited and in thousands).

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Loss	Deficit	Equity
BALANCE AT JANUARY 1, 2019	40,664	$74,742	$-	$(71,319)	$3,423
Net loss	-	-	-	(14,472)	(14,472)
Stock-based compensation	-	2,209	-	-	2,209
Sale of common shares	10,733	40,250	-	-	40,250
Financing costs paid to issue common shares	-	(3,252)	-	-	(3,252)
Exercise of stock options	576	943	-	-	943
Issuance of warrants to Chardan Capital	-	234	-	-	234
BALANCE AT SEPTEMBER 30, 2019	51,973	$115,126	$-	$(85,791)	$29,335

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Loss	Deficit	Equity
BALANCE AT JUNE 30, 2019	51,973	$114,071	$-	$(80,566)	$33,505
Net loss	-	-	-	(5,225)	(5,225)
Stock-based compensation	-	821	-	-	821
Exercise of stock options	-	-	-	-	-
Issuance of warrants to Chardan Capital	-	234	-	-	234
BALANCE AT SEPTEMBER 30, 2019	51,973	$115,126	$-	$(85,791)	$29,335

The following tables show changes in components of shareholders’ equity for the periods from January 1, 2018 to September 30, 2018, and from June 30, 2018 to September 30, 2018 (unaudited and in thousands).

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Loss	Deficit	Equity
BALANCE AT JANUARY 1, 2018	31,452	$59,968	$(888)	$(54,677)	$4,403
Net loss	-	-	-	(11,255)	(11,255)
Cumulative-effect adjustment for adoption of ASU 2016-01 on January 1, 2018	-	-	888	(888)	-
Stock-based compensation	-	1,079	-	-	1,079
Sale of common shares	7,936	10,000	-		10,000
Financing costs paid to issue common shares		(65)	-		(65)
Sale of common shares and warrants	1,256	3,592	-		3,592
Financing costs paid to issue common shares and warrants	-	(290)	-	-	(290)
Exercise of stock options	20	59	-	-	59
BALANCE AT SEPTEMBER 30, 2018	40,664	$74,343	$-	$(66,820)	$7,523

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Loss	Deficit	Equity
BALANCE AT JUNE 30, 2018	39,408	$70,695	$-	$(63,849)	$6,846
Net loss	-	-	-	(2,971)	(2,971)
Stock-based compensation	-	344	-	-	344
Sale of common shares and warrants	1,255	3,592	-	-	3,592
Financing costs paid to issue common shares and warrants	-	(290)	-	-	(290)
Exercise of stock options	1	2	-	-	2
BALANCE AT SEPTEMBER 30, 2018	40,664	$74,343	$-	$(66,820)	$7,523

8. Stock-Based Compensation

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

A summary of OncoCyte’s 2010 Plan activity and related information follows (in thousands except weighted average exercise price):

Options	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price

Balance at December 31, 2018	-	4,171	$2.92
Options exercised	-	(575)	1.64
Options forfeited, canceled and expired	-	(301)	3.42
Balance at September 30, 2019	-	3,295	$3.10
Exercisable at September 30, 2019		2,756	$2.97

In 2018, under the 2010 Plan, OncoCyte granted certain stock options to employees and consultants, with exercise prices ranging from $2.30 per share to $3.15 per share, that will vest in increments upon the attainment of specified performance conditions related to the development of DetermaVu™ and obtaining Medicare reimbursement coverage for that test (“Performance-Based Options”). None of the vesting conditions were met during the three and nine months ended September 30, 2018, and during the three months ended September 30, 2019, and, accordingly, no stock-based compensation expense was recorded during these periods with regard to the Performance-Based Options. During the nine months ended September 30, 2019, certain performance conditions required for vesting were met, and, accordingly, 47,500 shares vested and $101,000 of stock-based compensation expense was recorded with regard to the Performance-Based Options. As of September 30, 2019, there were 856,800 Performance-Based Options outstanding.

As of September 30, 2019, 11,000,000 shares of common stock were reserved under the 2018 Incentive Plan for the grant of stock options or the sale of restricted stock or for the settlement of hypothetical units issued with reference to common stock (“RSUs”). OncoCyte may also grant stock appreciation rights under the 2018 Incentive Plan.

A summary of OncoCyte’s 2018 Incentive Plan activity and related information follows (in thousands except weighted average exercise price):

Options	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price

Balance at December 31, 2018	4,639	361	$2.21
Option pool increase	6,000	-
Options granted	(3,526)	3,526	3.01
RSUs granted	(170)	85	-
Options exercised	-	-	-
Options forfeited and canceled	-	-	-
Balance at September 30, 2019	6,943	3,972	$2.94
Exercisable at September 30, 2019		230	$2.40

OncoCyte recorded stock-based compensation expense in the following categories on the accompanying condensed statements of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$165	$17	$439	$(5	)(1)
General and administrative	617	277	1,711	851
Sales and marketing	39	50	59	233
Total stock-based compensation expense	$821	$344	$2,209	$1,079

(1)	The negative stock-based compensation expense is primarily attributable to the decrease in the OncoCyte stock price from $4.65 per share at December 31, 2017 to $2.50 per share at September 30, 2018 for consultant stock options which required mark-to-market adjustment each quarter for unvested shares.

The assumptions that were used to calculate the grant date fair value of OncoCyte’s employee and non-employee stock option grants for the nine months ended September 30, 2019 and 2018 were as follows.

	Nine Months Ended September 30,
	2019	2018
Expected life (in years)	6.03	9.07
Risk-free interest rates	2.10%	2.93%
Volatility	78.92%	81.13%
Dividend yield	-%	-%

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If OncoCyte had made different assumptions, its stock-based compensation expense and net loss for the three months and nine ended September 30, 2019 and 2018 may have been significantly different.

OncoCyte does not recognize deferred income taxes for incentive stock option compensation expense and records a tax deduction only when a disqualified disposition has occurred.

9. Income Taxes

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

10. Commitments and Contingencies

OncoCyte has certain commitments other than those discussed in Notes 4 and 5.

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

On May 11, 2017, OncoCyte entered into another Master Lease Line Agreement (“Lease Agreement No. 2”) with the same finance company on terms similar to Lease Agreement No. 1. On July 2, 2018, OncoCyte entered into a lease schedule under the Lease Agreement No. 2 for certain equipment costing approximately $209,000, requiring payments of $6,709 per month over 36 months, a $116,000 prepaid maintenance contract for the duration of the lease, and requiring 12 monthly payments of $10,238, including imputed interest. After the financing of this equipment and the prepaid maintenance contract, there was no financing remaining available under Lease Agreement No. 2 as of September 30, 2019.

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

Adoption and application of ASC 842

The tables below provide the amounts recorded in connection with the adoption of ASC 842 as of, and during, the nine months ended September 30, 2019, for OncoCyte’s operating and financing leases (see Note 2).

Under the Laboratory Agreement discussed in Note 5, OncoCyte assumed all of Razor’s Laboratory Agreement payment obligations amounting to $450,000 per year. Although OncoCyte is not a party to any lease agreement with Razor or Encore, under the terms of the Laboratory Agreement, OncoCyte received landlord’s consent for the use of the laboratory at Razor’s Brisbane, California location (the “Brisbane Facility”) for which Encore is a party to a sublease which expires on March 31, 2023 (the “Brisbane Lease”). The laboratory fee payments to Encore include both laboratory services and the use of the Brisbane Facility. Under the provisions of the Laboratory Agreement, if OncoCyte terminates the Laboratory Agreement prior to the expiration of the Brisbane Lease, OncoCyte shall assume the costs related to the subletting or early termination of the Brisbane Lease. If the Laboratory Agreement were to be terminated on September 30, 2019, the aggregate payments due to the landlord for early cancellation of the Brisbane Lease would be approximately $477,000 (aggregate payments from September 30, 2019 through March 31, 2023). Accordingly, OncoCyte determined that the Laboratory Agreement contains an embedded operating lease for the Brisbane Facility and OncoCyte allocated the aggregate payments to this lease component for purposes of calculating the net present value of the right-of-use asset and liability as of September 30, 2019, in accordance with ASC 842, as shown in the table below.

The following table presents supplemental cash flow information related to operating and financing leases for the nine months ended September 30, 2019 (in thousands):

Cash paid for amounts included in the measurement of financing lease liabilities:
Operating cash flows from financing leases	$30
Financing cash flows from financing leases	323
Right-of-use asset obtained in exchange for lease obligation:
Operating lease (Brisbane Facility)	397

The following table presents supplemental balance sheet information related to operating and financing leases as of September 30, 2019 (in thousands, except lease term and discount rate):

September 30, 2019
Operating lease
Right-of-use assets, net	$397

Right-of-use lease liabilities, current	$81
Right-of-use lease liabilities, noncurrent	316
Total operating lease liabilities	$397

Financing leases
Machinery and equipment, gross	$758
Accumulated depreciation	(517)
Machinery and equipment, net	$241

Current liabilities	$172
Noncurrent liabilities	77
Total financing lease liabilities	$249

Weighted average remaining lease term
Operating lease	3.5 years
Financing leases	1.5 years

Weighted average discount rate
Operating lease	10.0%
Financing leases	9.6%

Future minimum lease commitments are as follows (in thousands):

	Operating Lease	Financing Leases
Year Ending December 31,
2019	$28	$67
2020	121	140
2021	137	61
2022	153	-
2023	39	-

Total minimum lease payments	$478	$268
Less amounts representing interest	(81)	(19)
Present value of net minimum lease payments	$397	$249

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

Indemnification

In the normal course of business, OncoCyte may provide indemnification of varying scope under OncoCyte’s agreements with other companies or consultants, typically OncoCyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, OncoCyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of OncoCyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to OncoCyte’s diagnostic tests. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The Purchase Agreement also contains provisions under which OncoCyte has agreed to indemnify Razor and Encore from losses and expenses resulting from breaches or inaccuracy of OncoCyte’s representations and warranties and breaches or nonfulfillment of OncoCyte’s covenants, agreements, and obligations under the Purchase Agreement. The potential future payments OncoCyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, OncoCyte has not been subject to any claims or demands for indemnification. OncoCyte also maintains various liability insurance policies that limit OncoCyte’s financial exposure. As a result, OncoCyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, OncoCyte has not recorded any liabilities for these agreements as of September 30, 2019 and December 31, 2018.

11. Subsequent Events

On October 17, 2019 OncoCyte entered into a First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”) with the Bank pursuant to which Oncocyte obtained a new $3 million secured credit facility (“Tranche 1”), a portion of which was used to repay the remaining balance of approximately $400,000 on outstanding loans from the Bank, plus a final payment of $116,000, under the February 21, 2017 Loan Agreement with the Bank. The credit line under the Amended Loan Agreement may be increased by an additional $2 million (“Tranche 2”) if OncoCyte obtains at least $20 million of additional equity capital, as was the case with the original Loan Agreement, and a positive final coverage determination is received from the Centers for Medicate and Medicaid Services for the Razor assay at a specified minimum price point per test (the “Tranche 2 Milestone”), and OncoCyte is not in default under the Amended Loan Agreement.

Payments of interest only on the principal balance will be due monthly from the draw date through March 31, 2020 followed by 24 monthly payments of principal and interest, provided, however, that if the Tranche 2 Milestone is achieved the interest only payment period will be extended through September 30, 2020 followed by 18 equal monthly payments of principal plus interest. The outstanding principal balance of the loan will bear interest at a stated floating annual interest equal to (a) the greater of 0.75% above the prime rate or 4.25% for Tranche 1 loans, or (b) the greater of the prime rate or 5% per annum for Tranche 2 loans.

The principal amount of all loans plus accrued interest will be due and payable to the Bank at maturity on March 31, 2022. At maturity, OncoCyte will also pay the Bank an additional final payment fee of $200,000.

OncoCyte may prepay in full the outstanding principal balance at any time, subject to a prepayment fee equal to 3.0% of the outstanding principal balance if prepaid within one year after October 17, 2019, 2.0% of the outstanding principal balance if prepaid more than one year but less than two years after October 17, 2019, or 1.0% of the outstanding principal balance if prepaid two years or more after October 17, 2019. Any amounts borrowed and repaid may not be reborrowed.

The outstanding principal amount of the loan, with interest accrued, the final payment fee, and the prepayment fee may become due and payable prior to the applicable maturity date if an “Event of Default” as defined in the Amended Loan Agreement.

On October 17, 2019 in conjunction with Tranche 1 becoming available under the Amended Loan Agreement, OncoCyte issued a common stock purchase warrant to the Bank (the “Bank Warrant”) entitling the Bank to purchase 98,574 shares of OncoCyte common stock at the initial Warrant Price of $1.69 per share through October 17, 2029. The number of shares of common stock issuable upon the exercise of the Bank Warrant will increase on the date of each draw, if any, on Tranche 2. The number of additional shares of common stock issuable upon the exercise of the Bank Warrant will be equal to 0.02% of OncoCyte’s fully diluted equity outstanding for each $1 million draw under Tranche 2. The Warrant Price for Tranche 2 warrant shares will be determined upon each draw of Tranche 2 funds and will be closing price of OncoCyte common stock on the NYSE American or other applicable market on the date immediately before the applicable date on which OncoCyte borrows funds under Tranche 2. The Bank may elect to exercise the Bank Warrant on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the Bank Warrant is being exercised by (A) the excess of the fair market value of the common stock over the applicable Warrant Price, divided by (B) the fair market value of the common stock. The fair market value of the common stock will be last closing or sale price on a national securities exchange, interdealer quotation system, or over-the-counter market.

On November 13, 2019, OncoCyte entered into a series of stock purchase agreements on like terms pursuant to which OncoCyte agreed to sell a total of 5,058,824 shares of common stock for approximately $8.6 million in cash in an offering registered under the Securities Act. OncoCyte expects the transaction to close on November 15, 2019 subject to the satisfaction of customary closing conditions. As part of this offering, Broadwood Partners, L.P., who beneficially owns 22.9% of OncoCyte's outstanding common stock, has agreed to purchase 1,176,471 shares.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended September 30, 2019 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018, except as disclosed in Note 2 to our condensed interim financial statements included elsewhere in this Report.

Results of Operations

Comparison of three and nine months ended September 30, 2019 and 2018

The following tables show our operating expenses for the three months ended September 30, 2019 and 2018 (in thousands).

	Three Months Ended September 30, (unaudited)		$ Increase/	% Increase/
	2019	2018	(Decrease)	(Decrease)
Research and development expenses	$1,625	$1,527	$98	6.4%
General and administrative expenses	3,002	1,312	1,690	128.8%
Sales and marketing expenses	630	184	446	242.4%

	Nine Months Ended September 30, (unaudited)		$ Increase/	% Increase/
	2019	2018	(Decrease)	(Decrease)
Research and development expenses	$4,476	$5,310	$(834)	(15.7)%
General and administrative expenses	9,087	4,434	4,653	104.9%
Sales and marketing expenses	1,153	1,411	(258)	(18.3)%

Research and development expenses

Research and development expenses were relatively unchanged during the three months ended September 30, 2019 as compared to the same period in the prior year.

Research and development expenses decreased by $0.8 million during the nine months ended September 30, 2019 as compared to the same period in the prior year due to the following: a decrease of $0.4 million in noncash stock-based compensation expense; a decrease of $0.2 million in laboratory expenses; and a decrease of $0.2 million in personnel and related expenses.

We expect to continue to incur a significant amount of research and development expenses during the foreseeable future. Among other expenses, future research and development expenses will include costs incurred by OncoCyte for the continued development of DetermaVu™ and for the Razor assay Clinical Trial, and costs of operating the Razor CLIA laboratory for performing the Razor assay.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2019 increased by $1.7 million in comparison to the three months ended September 30, 2018. This increase is primarily attributable to the following: $0.6 million in investment banking and related expenses; $0.3 million of noncash stock-based compensation expense; $0.3 million in personnel and related expenses; $0.3 million in legal, accounting, audit, and tax services expenses; and $0.1 million in office and travel related expenses.

General and administrative expenses for the nine months ended September 30, 2019 increased by $4.7 million in comparison to the nine months ended September 30, 2018. This increase was primarily attributable to the following: $1.3 million in personnel and related expenses, including $0.4 million for management transition costs; $0.9 million in noncash stock-based compensation expense; $0.8 million in investment banking and related expenses; $0.8 million in investor relations expenses including a $0.2 million non-cash expenses for certain warrants issued for capital market and other advisory services; $0.3 million in travel and entertainment, meetings, conferences and seminar expenses; $0.2 million in license, legal, patent and patent fee expenses; $0.1 million recruiting and hiring expenses; $0.1 million in insurance expenses; and $0.1 million in accounting, audit and taxes services.

We are no longer receiving services from Lineage under the Shared Facilities Agreement and have commenced hiring our own accounting and administrative personnel. Lineage allocated to us a portion of their employee costs based on allocation factors that took into account the portion of their employees’ time that was devoted to providing services to us. In contrast, when we hire our own employees we will bear the full cost of their compensation and employee benefits. As a result, our general and administrative expenses are likely to increase as we replace services from Lineage with services from our own employees.

Sales and marketing expenses

Sales and marketing expenses for the three months ended September 30, 2019 increased by $0.4 million in comparison to the three months ended September 30, 2018. This increase is primarily attributable to the following: $0.4 million in marketing and consulting expenses, and $0.1 million in personnel and related expenses.

Sales and marketing expenses for the nine months ended September 30, 2019 decreased by $0.3 million in comparison to the nine months ended September 30, 2018. The decrease is primarily attributable to the following: $0.4 million in personnel and related expenses; $0.2 million in noncash stock-based compensation expenses; and $0.2 million in reduced shared services allocations charged by Lineage. The decrease was offset, in part, by an increase of $0.4 million in consulting expenses and $0.1 million in marketing expenses.

Although we reduced our sales and marketing related activities and expenses during the nine months ended September 30, 2019, in late May 2019 we hired a Sr. Vice President of Marketing and Market Access, and we expect that our sales and marketing expenses will increase significantly as we build a sales force for the commercialization of DetermaVu™ and the Razor assay, and any other cancer tests that we may successfully develop or acquire. Our sales and marketing efforts, and the amount of related expenses that we will incur, in the near term will largely depend upon the outcome of our development of DetermaVu™, and the amount of capital, if any, that we are able to raise to finance commercialization of DetermaVu™, the Razor assay, and any other tests that we may develop or acquire. Our current cash resources will require us to limit our initial sales and marketing efforts unless and until we are able to raise additional capital. Our future expenditures on sales and marketing will also depend on the amount of revenue that those efforts are likely to generate. Because physicians are more likely to prescribe a test for their patients if the cost is covered by Medicare or health insurance, demand for our diagnostic or other tests and our expenditures on sales and marketing are likely to increase if our diagnostic or other tests qualify for reimbursement by Medicare and private health insurance companies.

Other income and expenses, net

Other income and expenses, net, is primarily comprised of interest income and expenses, net, incurred from our financing lease obligations and a loan payable to the Bank, and unrealized and realized gains and losses on Lineage and AgeX marketable equity securities we hold.

For the three and nine months ended September 30, 2019, we recorded interest income, net, of $0.1 million and $0.3 million, respectively, mainly from our money market fund investments for capital preservation. For the three and nine months ended September 30, 2018, we recorded interest expense, net, of $0.1 million and $0.2 million, respectively, from our bank loan and financing leases. For the three and nine months ended September 30, 2019, we recorded an unrealized loss of $103,000 and $13,000, respectively, due to the changes in fair market value of the marketable equity securities we hold from the applicable balance sheet dates. For the three and nine months ended September 30, 2018, we recorded an unrealized gain of $102,000 and $71,000, respectively, included in other income and expenses, net, due to the increase in fair market value of the marketable equity securities we hold from the respective balance sheet dates. We did not sell any marketable securities during any of the periods presented. As of both September 30, 2019 and December 31, 2018, we held marketable equity securities with a total fair market value of $0.4 million.

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

Liquidity and Capital Resources

Since inception, we have financed our operations through the sale of our common stock, warrants, warrant exercises, bank loans, and sales of Lineage common shares that we hold as marketable equity securities. Lineage has also provided OncoCyte with the use of Lineage facilities and services under the Shared Facilities Agreement as described in Note 4 to the condensed interim financial statements. We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $85.8 million at September 30, 2019. We expect to continue to incur operating losses and negative cash flows for the foreseeable future.

At September 30, 2019, we had $19.4 million of cash and cash equivalents and held shares of Lineage and AgeX common stock as marketable equity securities valued at $0.4 million.

On October 17, 2019, we refinanced our loan with Silicon Valley Bank for net proceeds of $2.5 million as further discussed in Note 11 to our condensed interim financial statements included elsewhere in this Report. The outstanding principal amount of the loan, with interest accrued, the final payment fee, and the prepayment fee may become due and payable prior to the applicable maturity date if an “Event of Default” as defined in the Loan Agreement governing the loan occurs and is not cured within any applicable cure period. Upon the occurrence and during the continuance of an Event of Default, all obligations due to the Bank will bear interest at a rate per annum which is 5% above the then applicable interest rate. An Event of Default includes, among other events, failure to pay interest and principal when due, material adverse changes, which include a material adverse change in OncoCyte’s business, operations, or condition (financial or otherwise), failure to provide the bank with timely financial statements and copies of filings with the SEC, as required, legal judgments or pending or threatened legal actions of $50,000 or more, insolvency, and delisting from the NYSE American. OncoCyte’s obligations under the Loan Agreement are collateralized by substantially all of its assets other than intellectual property such as patents and trade secrets that OncoCyte owns. Accordingly, if an Event of Default were to occur and not be cured, the Bank could foreclose on its security interest in the collateral. OncoCyte was in compliance with the Loan Agreement as of the filing date of this Report.

On November 13, 2019, OncoCyte entered into a series of stock purchase agreements on like terms pursuant to which OncoCyte agreed to sell a total of 5,058,824 shares of common stock for approximately $8.6 million in cash in an offering registered under the Securities Act. OncoCyte expects the transaction to close on November 15, 2019 subject to the satisfaction of customary closing conditions. We believe that our current cash, cash equivalents and marketable equity securities are sufficient to carry out our current operations through at least twelve months from the issuance date of the condensed interim financial statements included in this Report.

We presently plan to build our own integrated marketing and sales force, employ our own accounting and administrative personnel, and add new equipment and personnel to our CLIA lab to commercialize the Razor assay and DetermaVu™ after development is completed, which will result in an increase in our operating expenses. We will also incur additional operating expenses as we explore or commence the development of, or acquire, additional diagnostic tests. Additional expenses will also arise from leasing, improving, and relocating our operations to new office and laboratory facilities, which will occur in connection with the expiration of Lineage’s lease of its Alameda facilities or in connection with an earlier termination of the Shared Facilities Agreement by us or by Lineage. We do not expect to generate significant revenues from marketing our diagnostic and prognostic tests until we receive Medicare reimbursement approval for those tests. We may also explore a range of other commercialization options in order to reduce our capital needs and expenditures and the risks associated the timelines and uncertainty for attaining the Medicare reimbursement approvals that will be essential for the successful commercialization of our cancer diagnostic and prognostic tests. Those alternative arrangements could include marketing arrangements with other diagnostic companies through which we might receive a royalty on sales, or through which we might form a joint venture to market one or more tests and share in net revenues.

We will need to continue to raise additional capital to finance our operations, including the development and commercialization of our cancer tests, and making payments that become due under our obligations to Razor shareholders, until such time as we are able to generate sufficient revenues to cover our operating expenses. Delays in the development of DetermaVu™ or obtaining reimbursement coverage from Medicare for our cancer tests could prevent us from raising sufficient additional capital to finance the completion of development and commercial launch of those tests. Investors may be reluctant to provide us with capital until our tests are approved for reimbursement by Medicare or reimbursement by private healthcare insurers or healthcare providers. The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Sales of additional equity securities could result in the dilution of the interests of our shareholders. We cannot assure that adequate financing will be available on favorable terms, if at all.

Cash used in operations

During the nine months ended September 30, 2019 and 2018, our total research and development expenses were $4.5 million and $5.3 million, respectively, our general and administrative expenses were $9.1 million and $4.4 million, respectively, and our sales and marketing expenses were $1.2 million and $1.4 million, respectively. Net loss for the nine months ended September 30, 2019 amounted to $14.5 million and net cash used in operating activities amounted to $14.4 million. Our cash used in operating activities during the nine months ended September 30, 2019 does not include the following noncash items: $2.2 million in stock-based compensation; $0.3 million in depreciation expense; and $0.2 million for warrants issued for capital market and other advisory services. The amount of cash used in operations reflects the payment of obligations accrued during prior periods, including a payment of approximately $2.1 million to Lineage for accrued Use Fees under the Shared Facilities Agreement. Changes in working capital were approximately $2.8 million as a use of cash, which includes the $2.1 million payment to Lineage for accrued Use Fees.

Cash used in investing activities

During the nine months ended September 30, 2019, net cash used by investing activities was $11.2 million, primarily attributable to the equity method investment in Razor.

Cash provided by financing activities

During the nine months ended September 30, 2019, net cash provided by financing operations was $37.0 million. We received $37.0 million in net cash proceeds from the sale of 10,733,334 shares of our common stock in a public offering and $0.9 million from exercise of stock options. These cash inflows were offset by $0.9 million used to repay a portion of the loan from the Bank and financing lease obligations.

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Item 1A. Risk Factors

Our business, financial condition, results of operations and future growth prospects are subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2019 (the “2018 Form 10-K”), which we encourage you to review. There have been no material changes from the risk factors disclosed in the 2018 Form 10-K except for the following.

We may incur significant cash payment and common stock issuance obligations under our agreements arising from our investment in Razor.

As described in Note 5 to our condensed interim financial statements, we have entered into certain agreements with Razor and its shareholders, including a Purchase Agreement, Minority Holder Stock Purchase Agreements, and a Development Agreement, under which we may incur significant cash payment and common stock issuance obligations. Under the Purchase Agreement and the Minority Holder Stock Purchase Agreements we could become obligated to purchase, or we may elect to purchase, the outstanding Razor common stock from its shareholders for which we would pay those shareholders $10 million in cash and issue to them shares of OncoCyte common stock with an aggregate market value equal to $5 million at the date of issue.

Under the Development Agreement, upon completion of enrollment of the full number of patients for the Razor assay Clinical Trial, OncoCyte will be obligated to issue to the Razor shareholders shares of OncoCyte common stock with an aggregate market value equal to $3 million at the date of issue.

The number of shares of OncoCyte common stock issuable under the Purchase Agreement, the Minority Holder Purchase Agreements, and the Development Agreement on a combined basis is limited to 19.99% of the issued and outstanding shares of OncoCyte common stock or the outstanding voting power of OncoCyte shares as of the date of the Purchase Agreement, and if that number of shares has a value of less than $5 million on the date the Purchase Agreement and Minority Holder Purchase Agreement obligations must be met, or less than $3 million on the date the Development Agreement obligation must be met, we would need to pay an amount of cash necessary to bring the combined value of cash and shares to $5 million to satisfy the Purchase Agreement and Minority Holder Purchase Agreement obligations, or $3 million to satisfy the Development Agreement obligation. The number of shares that may become issuable to satisfy those $5 million and $3 million obligations cannot presently be determined because the number of shares will depend upon the market price of our common stock when the shares become issuable. The issuance of those shares of common stock will dilute the interests of our other common stock holders.

Under the Development Agreement we are also obligated to pay the expenses of the Razor assay Clinical Trial after Razor’s $4 million Clinical Trial Expense Reserve has been exhausted. If within a specified time frame Encore is substantially responsible for obtaining funding to OncoCyte or Razor for the Clinical Trial from any third-party pharmaceutical company, a portion of such additional funding amount will be paid to Encore, subject to a $3 million cap on the payment to Encore if the funding is provided by a designated pharmaceutical company.

Also under the Development Agreement we must pay Encore $4 million in cash if Razor receives a final positive coverage decision from CMS/MolDx for reimbursement of patient costs of the Razor assay.

To meet these various cash payment obligations, we may need to sell additional shares of our common stock or other securities to raise the cash needed, or we may have to divert cash on hand that we would otherwise use for other business and operational purposes which could cause us to delay or reduce activities in the development and commercialization of our cancer tests. Any shares of common stock or other securities we sell to raise cash to meet our cash payment obligations will dilute the interests of our common stock holders.

Our clinical trial and commercialization efforts and other operations related to the Razor assay will be subject to most of the risks described in our 2018 Form 10-K.

Our 2018 Form 10-K discloses certain risks to which our financial condition, results of operations, and future growth prospects are subject. Except for certain risks pertaining specifically to our progress in the development of DetermaVu™, most of the risks described in the 2018 Form 10-K will apply as well to our clinical trial and commercialization efforts and other operations pertaining to the Razor assay, including but not limited to: risks affecting the development and commercialization of new clinical laboratory tests; clinical trial risks; patent, trade secret, and other intellectual property matters; CLIA laboratory, FDA, and other healthcare and patient privacy legal compliance and regulatory matters; and obtaining reimbursement from Medicare and other third party payers. We urge readers of this Report to refer to the risk factors discussed in Item 1A “Risk Factors” in our 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 17, 2019 in conjunction with the First Amendment to Loan and Security Agreement (“Amended Loan Agreement”) described in Note 11 to our condensed interim financial statements, OncoCyte issued a common stock purchase warrant (the “Bank Warrant”) to Silicon Valley Bank entitling the Bank to purchase 98,574 shares of OncoCyte common stock at the initial price of $1.69 per share through October 17, 2029. The number of shares of common stock issuable upon the exercise of the Bank Warrant will increase on the date of each draw, if any, on Tranche 2 under the Amended Loan Agreement. The Bank Warrant was issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption from registration under Section 4(a)(2).

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Numbers	Exhibit Description
2.1	Subscription and Stock Purchase Agreement, dated September 4, 2019, among OncoCyte Corporation, Encore Clinical, Inc., and Razor Genomics Inc. † (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

3.1	Articles of Incorporation with all amendments (Incorporated by reference to OncoCyte Corporation’s Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

3.2	By-Laws, as amended (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2019)

10.1	Form of Minority Holder Stock Purchase Agreement, between OncoCyte Corporation and the persons named therein (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

10.2	Development Agreement, dated September 30, 2019, among OncoCyte Corporation, Encore Clinical, Inc., and Razor Genomics Inc.† (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

10.3	Sublicense and Distribution Agreement, dated September 30, 2019, among OncoCyte Corporation, Encore Clinical, Inc., and Razor Genomics Inc.† (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

10.4	Laboratory Services Agreement, dated August 15, 2015, as amended, among OncoCyte Corporation, Encore Clinical, Inc., and Razor Genomics Inc.† (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101	Interactive Data Files*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

† Portions of this exhibit have been omitted because the omitted information is (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOCYTE CORPORATION

Date: November 14, 2019	/s/ Ronald Andrews
Ronald Andrews
President and Chief Executive Officer

Date: November 14, 2019	/s/ Mitchell Levine
Mitchell Levine
Chief Financial Officer

