Form 10-K
period 2019-12-31
OncoCyte Corp
filed 2020-03-26
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 1-37648

OncoCyte Corporation

(Exact name of registrant as specified in its charter)

California	27-1041563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Cushing

Irvine, California 92618

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (949) 409-7600

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

The approximate aggregate market value of shares of voting common stock held by non-affiliates computed by reference to the price at which shares of common stock were last sold as of June 30, 2019 was approximately $47.0 million. Shares held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 4, 2020, there were outstanding 62,471,122 shares of common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Shareholders are incorporated by reference in Part III.

OncoCyte Corporation

PART I

Certain statements contained herein are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements pertaining to future financial and/or operating results, future growth in research, technology, clinical development, and potential opportunities for Oncocyte, along with other statements about the future expectations, beliefs, goals, plans, or prospects expressed by management constitute forward-looking statements. Any statements that are not historical fact (including, but not limited to statements that contain words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would”) should also be considered to be forward-looking statements. Forward-looking statements involve risks and uncertainties, including, without limitation, risks inherent in the development and/or commercialization of potential products, uncertainty in the results of clinical trials or regulatory approvals, need and ability to obtain future capital, and maintenance of intellectual property rights. Actual results may differ materially from the results anticipated in these forward-looking statements and as such should be evaluated together with the many uncertainties that affect the businesses of Oncocyte, particularly those mentioned in this Report under “Risk Factors”. Except as required by law, Oncocyte undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The forward-looking statements include, among other things, statements about:

●	the timing and potential achievement of future milestones;

●	the timing and our ability to obtain and maintain coverage and reimbursements from the Centers for Medicare and Medicaid Services and other third-party payers;

●	our plans to pursue research and development of diagnostic tests;

●	the potential commercialization of our diagnostic tests;

●	the timing and success of future clinical trials and the period during which the results of the clinical trials will become available;

●	the potential receipt of revenue from future sales of our diagnostic tests or tests in development;

●	our assumptions regarding obtaining reimbursement and reimbursement rates;

●	our estimates regarding future orders of tests and our ability to perform a projected number of tests;

●	our estimates and assumptions around patient populations, market size and price points for reimbursement for our diagnostic tests

●	our estimates regarding future revenues and operating expenses, and future capital requirements;

●	our intellectual property position;

●	the impact of government laws and regulations; and

●	our competitive position.

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

PRELIMINARY NOTE ABOUT OWNERSHIP OF OUR COMMON STOCK

As of March 4, 2020, we had 254 shareholders of record and there were 62,471,122 shares of our common stock outstanding, of which 6,041,154 shares were held by our former parent Lineage Cell Therapeutics, Inc. (“Lineage”) (formerly known as BioTime, Inc.). Beginning on February 17, 2017, the shares held by Lineage accounted for less than 50% of our total common stock outstanding. Accordingly, effective February 17, 2017, we are a no longer a consolidated subsidiary of Lineage and as of the date of this Report, Lineage holds less than 10% of our total common stock outstanding. See Note 1 of our financial statements included elsewhere in this Report.

Item 1. Business

Overview

Oncocyte is a molecular diagnostic company focused on developing and commercializing proprietary laboratory-developed tests (“LDTs”) to serve unmet medical needs across the cancer care continuum. Our tests aim to provide actionable information to physicians and patients at critical decision points to optimize diagnosis and treatment decisions, improve patient outcomes, and reduce overall cost of care. We have prioritized lung cancer as our first indication. Lung cancer remains the leading cause of cancer death in the United States, despite the availability of molecular testing and novel therapies to treat patients.

Through strategic asset and business acquisitions during 2019 and early 2020, Oncocyte has gone through a transformation from a single product company to a company with a wider battery of laboratory-developed tests that physicians may use at different critical decision points in cancer diagnosis and treatment to support their decision-making. We believe that our effort to provide particular tests for certain key decision points along the continuum of diagnosis shown below will mitigate the inherent risk of being a single product company and should lead to greater revenue opportunities in rapidly emerging markets in lung cancer and beyond.

Key Clinical Questions Our Product Offerings Will Address

Although we believe our approach may have utility across other solid tumors, we have prioritized lung cancer, which remains the leading cause of cancer death in the United States and the rest of the world, making it one of the largest molecular diagnostic market opportunities. Our proprietary diagnostic tests are focused on the interrogation of RNA signatures from diagnostic tissue or peripheral blood samples and target key clinical questions that are critical to better management of lung cancer, from detection through treatment of cancer. As we expand the scope of our offerings towards the goal of addressing several key clinical decision points in lung cancer, we remain technology agnostic, and aim to find the best approach that addresses the needs of patients and physicians in a manner consistent with good health economic outcomes.

Our diagnostic tests are novel and proprietary. We leverage our significant bioinformatics expertise in algorithm development and validation to analyze functional gene expression and other biological data, to develop tests that address significant clinical challenges that have not been successfully addressed by currently available technologies. At the same time our tests are run on instruments with a high global installed base enabling decentralization of testing to labs worldwide.

In development is DetermaDx™ (formerly known as DetermaVu™), a proprietary non-invasive blood-based test developed in our laboratory that measures biomarkers of the immune system’s response to cancer to help a physician determine whether lung nodules detected through imaging are likely benign. Our goal in developing DetermaDxTM is to reduce the number of unnecessary, invasive, risky and expensive diagnostic biopsy procedures. A DetermaDx™ result suggesting that a patient’s lung nodule is likely benign, would give greater confidence to a physician deciding whether to manage a patient by “watch and wait”, radiologic follow-up for lung nodule change in size over time. DetermaDx™ was CLIA validated in the fourth quarter of 2019, and is currently undergoing a large clinical validation, which if successful will move the product towards commercial launch.

As part of the new strategy to become relevant in the broader diagnostic continuum of lung cancer, we made an investment in Razor Genomics, Inc. (“Razor”) during September 2019 and acquired a license to complete development and to commercialize Razor’s test for early stage lung cancer management. This test, which we call DetermaRxTM, is the only test available that provides information to physicians to help identify patients with a high-risk for recurrence of early-stage, operable adenocarcinoma of the lung. By offering patients at high-risk of recurrence chemotherapy, published studies demonstrated that decision-making supported by DetermaRxTM significantly impacted survival rates for patients with early stage lung cancer. DetermaRxTM received a proposed positive coverage decision from the Centers for Medicare and Medicaid Services (“CMS”) in August 2019. While DetermaRxTM is commercially available now, we expect to receive a final pricing decision for DetermaRxTM from CMS during the first half of 2020, which will make Medicare reimbursement available and should enable us to become a revenue stage company.

In January 2020, we acquired Insight Genetics, Inc. (“Insight”) which significantly expanded our product pipeline by adding DetermaIOTM, a proprietary gene expression assay with promising data supporting its potential to help identify patients likely to respond to checkpoint inhibitor drugs. This new class of drugs modulate the immune response and show activity in multiple solid tumor types including non-small cell lung cancer (NSCLC), and triple negative breast cancer (TNBC). Insight also has an existing revenue generating pharma service business that offers pharmaceutical companies comprehensive, multi-analyte test development and clinical trial services at its CLIA laboratory. The breadth of expertise at our Insight facility includes DNA and gene expression (RNA) test development, analysis and clinical testing for clinical studies and trials across multiple platforms including polymerase chain reaction (PCR) and next generation sequencing (NGS) including whole transcriptome analysis at the RNA level and whole exome analysis at the DNA level for tumor mutational burden (TMB) and genomic profiling for treatment selection.

On the pharmaceutical services side, there are approximately 3,000 PD-1/PD-L1 ongoing clinical trials that are expected to recruit over 500,000 patients. This represents a potential $1 billion market opportunity for immune-therapy clinical trial services alone. It is well established that multi-analyte testing is more sensitive than testing a single analyte. Our multi-analyte testing capabilities combining DNA and RNA should make us an attractive service provider to biopharmaceutical companies for biomarker discovery and companion diagnostic development compared to DNA based testing alone.

Business Strategy

Why Lung Cancer?

In the United States, approximately 1.8 million people were diagnosed with cancer in 2019. Lung cancer accounts for about 13% of all new cancer cases equating to approximately 228,000 patients being diagnosed each year. Around 142,000 people died from lung cancer in 2019 making it the leading cause of cancer death. There is a significant unmet need to reduce mortality from lung cancer through increasing awareness of screening opportunities, early diagnosis, and optimal and timely treatment and monitoring of diagnosed patients. By providing physicians and patients with actionable and timely information to help them make critical care decisions, Oncocyte aims to improve lung cancer outcomes through improved diagnosis, risk management, treatment, and monitoring.

We are building Oncocyte to be a “one stop lab” for lung cancer diagnosis and management. This allows for efficient commercialization with a sales team that can target lung cancer focused physicians including pulmonologists, thoracic surgeons and medical oncologists. This is becoming very important as patient management decisions are increasingly made in cross-specialty tumor boards. Today, the testing needs of physicians managing lung cancer are met by several specialty reference labs, meaning the provider must split the sample and send each one off to a different lab for the various tests they need to accurately diagnose and select a therapy. Not only does this process consume a large amount of sparse patient biopsy sample risking depletion of the sample before completing all testing, but also the process can take up to three weeks for the compilation of all the results to make it back to the treating physician to inform therapeutic decision making.

Oncocyte’s consolidation of testing modalities will allow the judicious use of limited patient biopsy samples, and return results to the ordering physician within ten days, on time for selecting the best treatment regimen. All too often in the existing paradigm, patients are committed to a therapeutic approach before all the information is returned from the different clinical labs. Our survey of cancer physicians indicates a significant demand for both attributes, consuming a minimal portion of patient biopsy sample and faster turnaround of testing results. We believe that the proprietary tests in our product pipeline will allow Oncocyte to be relevant in earlier stage decision making giving us unique access to the sample “tumor block” from the beginning of the diagnostic process, thus allowing us to offer other follow up tests without physicians needing to send patient samples to another laboratory.

Strategically Addressing Unmet Clinical Questions Across the Lung Cancer Care Continuum

We are developing molecular diagnostics that provide physicians information to enable the timely diagnosis and treatment of lung cancer with the ultimate goal of transforming this deadly cancer to a curable or chronic disease. Although we may refer to our tests as “diagnostic tests,” each test was developed in a CLIA-certified laboratory and will be performed in our CLIA-certified laboratories in Brisbane, California and Nashville, Tennessee. Our laboratory-developed tests are intended to support and help inform physician decision-making, but are not themselves diagnostic or prescriptive of treatment decisions.

DetermaDxTM (formerly known as DetermaVu™) –Early diagnosis of lung cancer

Oncocyte is developing DetermaDxTM, a proprietary non-invasive blood-based test that measures biomarkers of the immune system’s response to cancer to help determine whether lung nodules detected through imaging are likely benign. Our goal in developing DetermaDxTM is to reduce the number of unnecessary invasive, risky and expensive diagnostic biopsy procedures.

Early stage lung cancer may appear as suspicious nodules on a CT scan. The landmark National Lung Screening Trial (NLST) showed that screening with low dose CT (LDCT) scans resulted in a 20% reduction in lung cancer–related death. This resulted in the implementation of a screening program with regular LDCT scans for high-risk individuals, primarily heavy smokers. However, more than 75% of nodules detected in the NLST study were not malignant, i.e., benign. A study published in CHEST 2015 reported that in clinical practice even in patients with larger nodule sizes in the 8mm to 20mm range only one-quarter of the nodules biopsied were malignant. This shows that a significant population of patients with benign nodules undergo unnecessary invasive diagnostic procedures including a biopsy, such as a bronchoscopy or needle biopsy, or surgery. Lung biopsies are risky and dangerous, as some tumors in the lung are incredibly difficult to access without causing damage to the lung itself. The overall adverse event rate for biopsy and similar invasive procedures in patients with lung nodules was 22% for patients 55 to 65 years of age, and 24% for Medicare eligible patients who are 65 years of age or older. According to a recent JAMA publication, the cost of complications ranges from $6,000 to $56,000. So, while LDCT scans are beneficial in diagnosing lung cancer early, there is an unmet medical need for a non-invasive blood test to help identify patients whose nodules are likely benign and can be spared risky and invasive biopsy procedures. Our DetermaDxTM test in development seeks to address this unmet need.

More than 1.6 million suspicious lung nodules are detected annually via screening or incidentally, a number that is expected to increase as the adoption of screening increases. Using current clinical practice guidelines, physicians are faced with the dilemma of how to manage these patients, as the majority of these nodules are benign, but there are no clinical imaging features that clearly identify the malignant nodules.

Nodule size is one predictor of malignancy along with other factors such as patient age, nodule shape, nodule location, and smoking status. The Mayo Clinic developed a risk model using these clinical factors to help to guide physicians in the treatment of lung nodules. Unfortunately, the majority of nodules fall in an intermediate risk category, leaving physicians without guidance on whether the nodules are benign or malignant. To help provide guidance, Lung-Rads and Fleishner guidelines were developed. These guidelines recommend surveillance when nodule size is less than 8mm. Nodule sizes greater than 30mm are considered to be “masses” and warrant a biopsy. Treatment of nodules measuring 8mm and 30mm remains the biggest diagnostic dilemma to physicians, as guidelines are not prescriptive in this size range. The initial intended use for DetermaDxTM will be to help inform whether a nodule is likely benign in patients with a nodule size of 8mm to 22mm. Our survey of physicians and analysis of practice patterns in over 3,000 U.S. subjects show that the 8mm to 22mm nodule size range is the one in which the most unnecessary invasive biopsy procedures on a benign nodule are performed. This need is further supported by other surveys reporting a 54% biopsy rate, while only 24% of the biopsied nodules were malignant. The adverse consequence for patients who have a biopsy of a benign nodule is that more than 22% of all lung biopsy patients experience adverse events as a result of the procedure.

We announced the completion of R&D Validation of DetermaDx™ in early 2019, and we completed CLIA Validation in early 2020. CLIA Validation demonstrates that the full assay system utilized in our CLIA certified lab in Brisbane, California, run by our staff at that laboratory, and on the analytically validated instrumentation, provides the same results on clinical samples as those obtained in the R&D Validation stage of assay development. We are on plan with the Clinical Validation study of DetermaDxTM, with an expected completion date at the end of the second quarter of 2020. In our Clinical Validation study, more than 400 patient samples are being assayed in a blinded manner in our CLIA lab and the performance of the full assay system will be assessed against clinical diagnosis to show how our laboratory-developed test is likely to perform in clinical practice. When completed, this clinical validation will be one of, if not the largest, validation cohort for a blood test for this intended use. In general, tests that have been validated on large patient populations are deemed more trustworthy by physicians for clinical use. If our Clinical Validation study of DetermaDxTM confirms performance that is impactful to patient care, we plan to initiate marketing the test to oncologists and surgeons.

The clinical utility and economic impact of DetermaDxTM stems from the its potential to provide information that could provide re-classification of a significant number of lung nodules in the 8mm to 22mm size range as likely benign. Those patients can avoid the risky and costly invasive biopsy procedure by being routed to surveillance with subsequent LDTC scans, which is the standard practice for nodules less than 8mm in size which are considered low risk nodules by guidelines today.

The 500,000 annual United States patient population with lung nodules in the 8mm to 22mm size range represents a potential $1.75 billion market opportunity based on our projected reimbursable pricing model for DetermaDxTM. In our cohort we have observed invasive diagnostic procedures being performed on smaller nodules of 6mm to 7mm in size. Expansion of our clinical studies into this smaller nodule size range would add another 300,000 patients or a potential additional $1 billion to the market opportunity for this test.

Upon successful publication of the Clinical Validation results, we will prepare for test commercialization including seeking CMS approval of Medicare reimbursement for the test. We expect to primarily market DetermaDxTM to pulmonologists, but patients with lung nodules sometimes may be routed directly to surgeons who will be a common target customer base for both DetermaRx™ and DetermaDx™.

DetermaRxTM –Treatment selection in early stage lung cancer

Oncocyte’s first commercially available laboratory-developed test is DetermaRxTM, the only predictive molecular test for early stage adenocarcinoma of the lung. This gene expression-based test provides information that a physician can use to help identify early-stage, surgically resected patients with Stage I and IIA lung cancer (NSCLC) who are at high-risk of recurrence and may benefit from chemotherapy.

NSCLC of the lung is the most common type of lung cancer accounting for 80-85% of incidence. Survival rates for patients diagnosed at an early stage are significantly higher than those for patients whose lung cancer is diagnosed at an advanced stage such as Stage III or Stage IV. Surgery is the standard of care for patients diagnosed with early stage (Stage I and Stage IIA) lung cancer. Yet even after complete surgical resection, between 30% to 50% of patients with early stage NSCLC have a recurrence of the disease. Trials of chemotherapy treatment in early-stage disease have been inconclusive as to whether they improve outcomes in un-stratified patients. Current guidelines suggest risk stratification and use of adjuvant (post-surgery) chemotherapy in “high-risk” patients. However, the recommendations for assessment of risk are subjective, and lack clinical studies that validate their usefulness in informing the use of chemotherapy.

DetermaRxTM is a 14-gene molecular stratification test performed on surgically resected tissue and is indicated for patients with Stage I and Stage IIA NSCLC to help determine who may benefit from adjuvant chemotherapy. Typically, thoracic surgeons or medical oncologists order the test after surgical resection. These surgical samples are formalin fixed, and paraffin embedded (FFPE). We receive blocks or scrolls of FFPE samples for testing in our CLIA-certified laboratory. A test report is generated classifying patient risk of recurrence and returned to the ordering physician within 10 business days. This turnaround time enables the treating physician to have the report in time for discussion of a treatment plan with the patient, usually a month after surgery.

We believe that there is an annual U.S. market opportunity of 40,000 patients or $140 million for DetermaRx™ based on our projected reimbursable pricing model. This market is expected to grow as high-risk screening recommendations are adopted, resulting in more patients being screened through LDCT scans and diagnosed at an early stage.

DetermaRxTM has been validated in two independent cohorts with close to 1,400 patients and test data has been published in top-tier peer reviewed publications including Lancet Oncology, JAMA, and the Journal of Thoracic Oncology. Importantly, the impact of the use of chemotherapy in high-risk patients was demonstrated in a paper published in Clinical Lung Cancer in 2017. CMS has delivered a proposed positive coverage decision for DetermaRxTM, and we are awaiting a final coverage and pricing decision, which is important for commercialization because approximately 70% of patients for whom the test is indicated are eligible for Medicare coverage.

We are initiating a randomized prospective definitive clinical trial randomizing molecular high-risk patients to adjuvant chemotherapy or standard of care in order to gather the highest level of evidence supporting the inclusion of the DetermaRx test into national guidelines, which we believe will make the test the standard of care for all patients with Stage I and IIA non-squamous NSCLC.

DetermaIOTM –Immunotherapy treatment selection in advanced lung cancer

For patients diagnosed with advanced cancer, immunotherapies, particularly checkpoint inhibitors targeting PD-1 and PD-L1, have emerged as a novel drug class that helps recruit the body’s immune system to attack the growing tumor. Pharmaceutical companies are investing heavily in this space, with hundreds of clinical trials ongoing, and a number of drugs already approved for several indications, including NSCLC. A recent article published by the Journal of the American Medical Association estimated that in the United States 750,000 patients per year are eligible for immunotherapy. We believe, based on our projected reimbursable pricing model, that this represents over a potential $2 billion market opportunity for a test that can reliably predict which cancer patients are likely to respond to immunotherapies.

Through the acquisition of Insight in January 2020, Oncocyte has expanded its portfolio to include a novel gene expression-based test that we call DetermaIO™, developed to identify patients most likely to respond to immunotherapy drugs. Current predictive biomarkers, including PD-L1 and TMB, have shown only limited ability to accurately predict which patients who will respond to an immunotherapy. For example, according to published literature, more than half of PD-L1 positive patients do not respond to immune- checkpoint inhibitors, and 1 in 6 patients who will respond are missed (referred to as a “false negative”).

Given the potential benefit of immunotherapy, yet the high cost and toxicity associated with the treatment, it is very important to accurately identify both responders and non-responders to reduce overall morbidity and mortality. DetermaIO™ was developed for that purpose. The test measures the expression levels of 27 genes and algorithmically computes an immunomodulatory-positive (IM+) or immunomodulatory-negative (IM-) score. Patients who are IM+ have been shown to be much more likely to respond to immunotherapies, while patients who are IM- have been shown to be much less likely to respond. Initial data using DetermaIO™ that was presented at the 2019 Society for Immunotherapy of Cancer (SITC) conference suggested that our test may outperform both PD-L1 and TMB in identifying responders to checkpoint inhibitors.

The ability to accurately determine response to immunotherapies has important implications for both the patients themselves and the healthcare economy as a whole. For the patients that are likely to respond to immunotherapies, these drugs can be a much more effective and less toxic treatment option than standard chemotherapy. For the patients who are unlikely to respond, opting for a different course of treatment would eliminate exposure to potentially serious side effects of immunotherapies such as auto-immune diseases, and could save payers in the healthcare industry use of extremely costly therapy regimens.

DetermaIOTM –Immunotherapy treatment selection in breast cancer care

The origin of the gene expression dataset used in DetermaIO™ was work done to better classify triple negative breast cancer (TNBC) into five subtypes all of which can be modified by the DetermaIO™ immune response classifier. These subtypes are advancing in studies elucidating their association with different targeted or cytotoxic chemotherapy treatment regimens. In addition to continuing development of DetermaIO™ for prediction of patients likely or unlikely to respond to lung cancer immunotherapies, Oncocyte is planning validation studies for DetermaIO™ as a predictor for immunotherapy response in the treatment of TNBC and may work towards clinical validation of this broader subtyping test for selection of other therapy classes in TNBC.

Significant Global Market Opportunities

The global opportunity for our tests is significant, representing an annual testing opportunity of over 2.5 million samples and close to a potential $9 billion total addressable market as follows: DetermaRx™ — more than 80,000 potential patients: DetermaDx™ — more than 1 million potential patients; DetermaIO™ — more than 1.5 million patients. Each of these tests is performed as a multi-gene expression test using standard FFPE tissue samples for DetermaRx™ and DetermaIO™, or a simple blood draw for DetermaDx™. Although these have been developed as LDTs for the U.S. market to be performed in our CLIA laboratories, one of our goals is to establish a relationship with a global instrument platform company to develop and commercialize a kitted product in foreign markets for each of our tests.

Pharma Services

Our acquisition of Insight expanded our laboratory offerings to include a CLIA-certified laboratory that has been accredited by the College of American Pathologists (CAP). The lab is ISO 9001 201 and 21 CFR Part 820 compliant which allows it to support the key delivery of services to the pharmaceutical and biotechnology industry for biomarker discovery, clinical trials, and product development. We currently provide the following services:

●	Custom drug target discovery services
●	Assay design, development and validation services
●	Clinical trial and other testing services

Pharmaceutical companies investing millions of dollars in clinical trials may benefit from developing predictive biomarkers that can help identify the subset of patients most likely to respond to their drugs. This patient stratification approach may enhance the success rates of their clinical trials by allowing the pharmaceutical company to identify which patients to include in the trials. We believe that it is now well understood that a multi-analyte approach combining DNA, RNA, and protein expression and epigenomic markers will deliver the highest level of treatment response prediction compared to DNA based testing alone.

With the Insight acquisition, we now have a differentiated offering to biopharma that includes a full suite of diagnostically relevant offerings analyzing DNA and RNA level including real time PCR, multiplex PCR, and next generation sequencing (NGS).

The quality credentialing and the multi-analyte capabilities described above enable our laboratory to provide end-to-end services to biopharmaceutical companies from discovery of a predictive biomarker, to its validation in clinical trials, and finally to Federal Food and Drug Administration (“FDA”) approval of the biomarker as a “companion diagnostic” to be utilized in conjunction with the therapy to identify patients eligible for the drug.

Commercialization of our Diagnostic Tests

Our first commercial diagnostic test is DetermaRx™. Since we acquired rights to commercialize DetermaRx™ in September 2019, we have been receiving clinical samples and reporting patient results through the Razor CLIA certified laboratory in Brisbane, California. We are receiving patient samples from, and we are providing test results to, a select group of cancer care centers.

The strategy we are pursuing to market DetermaRx™ is likely to be replicated in large measure for the market launch of our other cancer tests as we complete development and the tests become ready for commercialization. To expand our customer base for DetermaRx™, we have hired a limited sales force in focused regions of the country to identify and target hospitals and physicians that perform a high volume of surgical resections, as well as National Comprehensive Cancer Network (NCCN) cancer centers. The call points for our sales force are thoracic surgeons who perform resections of early stage lung cancer, and medical oncologists who make chemotherapy treatment decisions for patients identified high-risk by the test.

We are investing in physician education to drive demand for DetermaRx™. A central pillar of our physician education efforts is our Key Opinion Leader-led speaker program that is focused on peer-to-peer engagement. Several community and academic speakers have already been enrolled as speakers. Our marketing and physician education efforts also include participation in lung cancer focused national and regional medical meetings and symposia, and grant support of accredited continuing medical education (CME) events.

We have also initiated a patient education program in partnership with physicians. We are working with the Go2 Foundation (formerly the Addario Foundation) to drive patient awareness, and to make the test accessible and available for physicians to order at the community level throughout their Centers of Community COE network of more than 50 cancer care hospitals.

Market Access – Reimbursement

Billing, Coverage, and Reimbursement for our Diagnostic Tests

Currently DetermaRxTM is Oncocyte’s only commercialized test. We expect that revenues from our clinical laboratory for this test will be derived from several different sources:

●	Third-party payers that provide coverage to the patient, such as an insurance company, a managed care organization, or a governmental payer program, including Medicare;
●	Physicians or other authorized parties, such as hospitals or independent laboratories, that order the test for patients or otherwise refer the testing services to us; or
●	Patients, in cases where the patient has no insurance, has insurance that partially covers the testing, or owes a co-payment, co-insurance, or deductible amount.

We estimate that approximately 70% of DetermaRx™ patients will have Medicare coverage. However, in the absence of reimbursement by a health insurance plan or Medicare, patients who would be candidates for the use of our tests may decline to use our tests, and physicians may be reluctant to prescribe our tests, due to the cost of the test to the patients. Because of this patient cost factor, revenues from any new cancer test that we market may experience slow growth until the test is approved for reimbursement by larger payer plans which cover many patients.

Medicare

For lung cancer diagnostics, Medicare or CMS reimbursement approval is critical. CMS relies on a network of Medicare Administrative Contractors (“MACs”) to make Local Coverage Decisions approving a test for reimbursement. The Molecular Diagnostics Services (“MolDx”) Program was developed by Palmetto GBA (the previous MAC for California) to identify and establish coverage and reimbursement for molecular diagnostics tests. The program has developed guidelines for the level of evidence of efficacy required to be obtained through clinical trials. Palmetto, which contracted with CMS to administer the MolDx, issues Local Coverage Determinations that affect coverage, coding, and billing of many molecular tests and the current MAC for California, Noridian Healthcare Solutions, LLC, has adopted the coverage policies from Palmetto. MACs also serve as the primary operational contact between the Medicare Fee-For-Service program, for paying Medicare claims, and approximately 1.5 million health care providers enrolled in the program. Palmetto issued a proposed positive local coverage determination (“LCD”) for the DetermaRx™ decision in August 2019. The comment period following this decision ended in November 2019. We expect to submit claims to CMS upon receiving the final local coverage decision. The pricing for the test is also anticipated to be finalized at the same time as the final LCD.

Private Third-Party Payers

In addition to seeking Medicare reimbursement approval, we will seek reimbursement approval from private payers such as health insurance companies and HMOs. Private payers generally will determine whether to approve a diagnostic test for reimbursement based on the published results of clinical validity and clinical utility studies, and may base their decision on whether to cover a test, and at what level to reimburse, on the MAC’s local coverage determination. We have shown our published clinical evidence to ten payers that represent over 100 million covered lives, and we received favorable feedback from several of the payers on the clinical evidence. Obtaining private payer medical coverage generally takes twelve to twenty-four months from the time that sufficient evidence is demonstrated. In the interim we will bill commercial payers and appeal any denials using the published clinical evidence supporting the utility of the test.

Reimbursement rates paid by private third-party payers can vary based on whether the provider is considered to be an “in-network” provider, a participating provider, a covered provider, an “out-of-network” provider or a non-participating provider. Currently, we are out-of-network with all commercial payers. These definitions can vary among payers. An in-network provider usually has a contract with the payer or benefits provider. This contract governs, among other things, service-level agreements and reimbursement rates. In certain instances, an insurance company may negotiate an in-network rate for our testing. An in-network provider may have rates that are lower per test than those that are out-of-network, and that rate can vary widely. Rates vary based on the payer, the testing type and often the specifics of the patient’s insurance plan. If a laboratory agrees to contract as an in-network provider, it generally expects to receive quicker payment and access to additional covered patients. However, it is likely that we will initially be considered an “out-of-network” or non-participating provider by payers who cover the vast majority of patients until we can negotiate contracts with the payers.

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

Under U.S. generally accepted accounting principles, we may not be able to recognize revenues, even if we have performed and delivered the tests we discussed above, until we have contracts for reimbursement from payers and a history of experience of cash collections for the tests we perform. Until we develop that experience or have the contracts in place with payers, or both, we expect to recognize revenue on a cash basis for the tests that we perform. Accordingly, we will accrue cost of revenues and other operating expenses related to our diagnostic tests before any revenues may be recognized until we receive payment for the tests performed. If this were to occur, it may result in costs of revenues and other operating expenses to be incurred and recognized in our consolidated statements of operations without any corresponding revenues for the period reported.

Corporate Information

We were incorporated in September 2009 in the state of California. Our principal executive offices are located at 15 Cushing, Irvine, California 92618. Our telephone number is (949) 409-7600. Our website is www.Oncocyte.com. Information contained on, or that can be accessed through, our website, is not, and shall not be deemed to be, incorporated into or be considered a party of this Report.

DetermaDx™, DetermaRx™, and DetermaIO™ are trademarks of OncoCyte Corporation.

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

Competition

Our industry is highly competitive and characterized by rapid technological change. Key competitive factors in our industry include, among others, the ability to successfully complete clinical studies, the ability to obtain any required regulatory approval, average selling prices of competing tests, CLIA laboratory capacity and costs, intellectual property and patent rights, and sales and marketing capabilities. We are an early stage company with a limited operating history and many of our competitors have substantially more resources than we do, including financial, technical and sales resources. In addition, many of our competitors have more experience than we have in the development and commercialization of diagnostics. We are also competing with academic institutions, governmental agencies and private organizations that are conducting research in the field of diagnostics. Our competition will be determined in part by the potential indications for which our lead test candidates are developed and ultimately marketed. Additionally, the timing of market introduction of our diagnostic tests or of competitors’ tests may be an important competitive factor. Accordingly, we expect that important competitive factors will include the speed with which we can complete pivotal validation and utility studies of DetermaDx™ and commercialize the test, including obtaining Medicare reimbursement approval.

For the DetermaDx™ test, Oncocyte is aware of one major direct competitor, Biodesix, Inc. (“Biodesix”), that has a commercially available blood-based lung cancer diagnostic test that competes in the nodule management market. According to publicly available information provided by Biodesix, it has two products, Nodify-XL2 to identify likely benign nodules, and the Early CDT® test to identify nodules at high risk for cancer. Because the Early CDT® test result may potentially route the patient to an invasive procedure, we believe the Early CDT® test does not offer a similar value proposition as DetermaDx™. However, the Nodify-XL2 test appears to be a direct competitor to DetermaDx™, as it claims to help identify likely benign nodules in an effort to avoid unnecessary and risky lung biopsies. In addition, another company called Veracyte, Inc., (“Veracyte”) has developed Percepta®, a tissue-based product for indeterminate bronchoscopies for lung nodules. Based on our understanding and publicly available information, Percepta® is performed on tissue samples collected via an invasive surgical procedure and therefore, we believe Percepta® does not address the unmet need of avoiding unnecessary invasive and risky lung diagnostic procedures.

For the DetermaRx™ test, Oncocyte is not aware of any other diagnostic test currently on the market for the treatment stratification of patients with surgically resected Stage I and IIA NSCLC, therefore we do not believe there is a direct competitor to our DetermaRx™ test. Guidelines established by the NCCN include criteria for identifying patients at high risk of recurrence for resected Stage I and IIA NSCLC, but these criteria, to our knowledge, have not been validated to demonstrate accuracy or clinical benefit.

The DetermaIO™ test competes with multiple biomarkers already in clinical use or in development for predicting response to immunotherapy. The most commonly used clinical tests employed in the immunotherapy response market are PD-L1 expression testing and TMB. We believe, however, the current standard of care for PD-L1 testing has important limitations. According to published literature, more than half of PD-L1 positive patients do not respond to immune- checkpoint inhibitors, and 1 in 6 patients who will respond are missed (referred to as a “false negative”). Furthermore, data presented at recent oncology medical conferences suggests that TMB is not a reliable predictor of immunotherapy response. Further, data presented at SITC (discussed previously), suggested that DetermaIO™ outperformed both PD-L1 and TMB in predicting response to checkpoint inhibitors in patients with NSCLC. We are planning additional studies to confirm these results in a larger patient population for clinical use and reimbursement.

Licensed Technology from Wistar

We have entered into a License Agreement that entitles us to use certain patents, know-how and data belonging to The Wistar Institute of Anatomy and Biology (“Wistar”).

Licenses Granted

Under the License Agreement, we have obtained an exclusive, sublicensable, worldwide license under certain patents (“Licensed Patents”), and under certain know-how and data (“Technical Information”) belonging to Wistar, for use in the field of molecular diagnostics for lung cancer, including but not limited to confirmatory, companion and recurrence diagnostics for any type of lung cancer with detection through whole blood, fractionated blood, plasma, serum and/or other biological samples (the “Licensed Field”). We have the right to grant sublicenses of the licensed patents and Technical Information subject to certain conditions.

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

Termination of the License Agreement

Wistar has the right to terminate the License Agreement, subject to certain notice and cure periods and force majeure delays in certain cases, if any of the following occur: (a) we fail to pay any amount payable to Wistar, subject to certain exceptions; (b) we materially breach any covenant or agreement or any continuing representation or warranty contained in the License Agreement, subject to certain exceptions; (c) we become subject to certain bankruptcy or insolvency events, (d) we dissolve or cease operations, (e) we or any of our affiliates or sub-licensees or affiliates of any our sub-licensees challenges the validity, patentability, scope, construction, enforceability, non-infringement, or Wistar’s ownership of any issued patent comprising the licensed patents, or assists any third party in any such challenge; or (f) we fail to fulfill our product development and commercialization diligence obligations and related performance milestones.

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

Razor Sublicense Agreement

We have entered into a Sublicense and Distribution Agreement (“Razor Sublicense Agreement”) with Razor and its principal shareholder Encore Clinical, Inc. (“Encore”) pursuant to which Razor has granted us: (i) an exclusive worldwide sublicense under certain patent rights applicable to DetermaRx™ in the field of use covered by the applicable license held by Razor for purposes of commercialization and development of DetermaRx™, and (ii) an exclusive sublicense under certain co-owned patent rights applicable to DetermaRx™ in the United States and in other countries where Razor may lawfully grant such licenses in the field of use for purposes of commercialization and development of DetermaRx™ . We have the exclusive rights to commercialize and collect revenues derived from the commercialization of DetermaRx™. The key terms of the Razor Sublicense Agreement are summarized below.

Royalty, License, and Revenue Sharing Payments

Oncocyte will make royalty payments to Encore and the other shareholders of Razor based on the net cash revenues actually collected from commercialization of DetermaRx™, less certain related costs including certain payments to third parties as royalties and revenue share payments owed by Razor to third parties with respect to revenues from the commercialization of DetermaRx™. The initial royalty rate payable to the Razor shareholders will be a low double-digit percentage and will decline as certain cumulative net revenue benchmarks are reached, with a single digit royalty rate payable to them as the benchmarks are attained. Royalties will be payable to the Razor shareholders on a quarterly basis.

Oncocyte will pay all royalties and all revenue sharing and earnout payments owed by Razor to certain third parties with respect to DetermaRx™ revenues, but those payments will be deducted from gross revenues to determine net revenues for the purpose of paying royalties to the Razor shareholders.

Termination of Sublicense Agreement

The Razor Sublicense Agreement will terminate upon the expiration or termination of Razor’s license agreement with the licensor of the test technology, and may be terminated at an earlier date (i) by mutual written consent of the parties, (ii) by Oncocyte upon an uncured material breach of the representations, warranties, covenants, or agreements under the Razor Sublicense Agreement or under certain other agreements by Encore, or any such uncured material breach by Razor before the date on which we acquire all of the shares of Razor common stock held by Encore and the other Razor shareholders (the “Second Closing Date”), (iii) by Encore upon an uncured material breach of the representations, warranties, covenants, or agreements under the Razor Sublicense Agreement or under certain other agreements by Oncocyte, or (iv) by Oncocyte if there has been any event, fact, condition, change, circumstance, occurrence or effect, which, either individually or in the aggregate, adversely affects, in any material respects, DetermaRx™, it prospects or its ability to be commercialized.

Intellectual Property

Oncocyte will have the right to control any third-party infringement, invalidation of rights, or other claims with respect to DetermaRx™ to the extent permitted by the Razor’s license agreement with its licensor. Prior to the Second Closing, any intellectual property rights developed by Oncocyte, Razor or Encore with respect to DetermaRx™ will be owned jointly by Oncocyte, Razor, and Encore, to the extent permitted by the license agreement between Razor and its licensor, but after the Second Closing, Razor and Encore will assign their rights to Oncocyte.

Facilities

Oncocyte leases a building located at 15 Cushing in Irvine, California that serves as Oncocyte’s principal executive and administrative offices and laboratory facility. Oncocyte plans to construct a clinical diagnostic laboratory and a research laboratory in the building and to seek CLIA certification for the laboratory. Oncocyte also operates CLIA certified laboratories in Brisbane, California and Nashville, Tennessee.

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

Our patent portfolio includes certain patent families owned by us with claims directed to compositions of matter and methods useful for detection of breast and lung cancers using specific biomarkers or a panel of specific biomarkers. Patents are pending in the United States, with projected expiration dates ranging from 2033 to 2039.

We have also obtained an exclusive license from Wistar to certain pending patent applications in the field of molecular diagnostics for lung cancer. The pending claims are directed to compositions of matter and methods useful for detection of lung cancer using specific biomarkers or a panel of specific biomarkers, with projected expiration dates ranging from 2027 to 2038. Patents covered by the exclusive license have issued in the United States, Europe, Australia, Canada and India and are pending in the United States, Australia, Brazil. Canada, China, Europe, India, Israel, Japan, Mexico, New Zealand, Russia, Saudi Arabia, Singapore, South Korea, and the United Arab Emirates. Those patents are projected to expire in 2028 - 2029.

We have also obtained certain exclusive rights to patents and patent applications co-owned by Razor and The University of California San Francisco. The claims are directed to compositions of matter and methods useful for treating and detection of lung cancer using specific biomarkers or a panel of specific biomarkers. Patents covered by the exclusive rights have issued in the United States, Australia, Europe, and Hong Kong with projected expiration dates in 2032.

We have also obtained an exclusive sublicense to certain patents and patent applications owned by The University of California San Francisco and licensed to Razor. The claims are directed to compositions of matter and methods useful for treating and detection of lung cancer using specific biomarkers or a panel of specific biomarkers. Patents covered by the exclusive rights have issued in the United States, Australia, Europe, New Zealand, Japan, China, and Hong Kong and are pending in Canada with projected expiration dates between 2024 and 2032.

Through our acquisition of Insight Genetics in January of 2020, we obtained exclusive rights to additional intellectual property, including trade secrets, registered trademarks, domain names, copyrights, issued and reissued patents and pending applications, and software material to the business of Insight Genetics was assigned to Oncocyte.

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

General Risks Related to Obtaining and Enforcing Patent Protection

Our patents and patent applications are directed to compositions of matter, formulations, methods of use and/or methods of manufacturing. The patent positions of pharmaceutical and biotechnology companies, including ours, are generally uncertain and involve complex legal and factual questions. Our business could be negatively impacted by any of the following:

●	The claims of any patents that are issued may not provide meaningful protection, may not provide a basis for commercially viable diagnostic tests or may not provide us with any competitive advantages;

●	Our patents may be challenged by competitors or other third parties and if the third parties are successful in their challenge, they could use the patented inventions to compete with us;

●	Others may have patents that relate to our technology or business that may prevent us from marketing our diagnostic test candidates unless we are able to obtain a license to those patents;

●	Patent applications to which we have rights may not result in issued patents and the information disclosed in those applications could be used by our competitors; and

●	We may not be successful in developing additional proprietary technologies that are patentable.

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

The USPTO has also issued multiple Subject Matter Eligibility Updates to provide further guidance in determining subject matter eligibility. The Subject Matter Eligibility Updates include new Subject Matter Eligibility Examples for the Life Sciences. These examples provide favorable exemplary subject matter eligibility analysis of hypothetical claims covering diagnostic tests and claims drawn from case law. This update from the USPTO does not change our opinion on our ability to obtain meaningful patent protection.

There is a risk that any patent applications that we file and any patents that we hold or later obtain could be challenged by third parties and declared invalid or infringing of third-party claims. A patent interference proceeding may be instituted with the USPTO when more than one person files a patent application covering the same technology, or if someone wishes to challenge the validity of an issued patent filed before March 16, 2013. At the completion of the interference proceeding, the USPTO will determine which competing applicant is entitled to the patent, or whether an issued patent is valid. Patent interference proceedings are complex, highly contested legal proceedings, and the USPTO’s decision is subject to appeal. This means that if an interference proceeding arises with respect to any of our patent applications, we may experience significant expenses and delay in obtaining a patent, and if the outcome of the proceeding is unfavorable to us, the patent could be issued to a competitor rather than to us. In addition to interference proceedings, the USPTO can reexamine issued patents at the request of a third party seeking to have the patent invalidated. Currently an inter partes review proceeding will allow third parties to challenge the validity of an issued patent where there is a reasonable likelihood of invalidity. This means that patents owned or licensed by us may be subject to re-examination and may be lost if the outcome of the re-examination is unfavorable to us.

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

Government Regulation

CLIA—Clinical Laboratory Improvement Amendments of 1988 and State Regulation

We expect that DetermaDx™, DetermaRx™, and DetermaIO™ will be regulated under the Clinical Laboratory Improvements Amendment (“CLIA”) as laboratory diagnostic tests or “LDTs” and will not be regulated as in vitro diagnostic test or IVDs” that will be subject to approval by the FDA and through the European Directive on in vitro diagnostics in the European Union. See “Government Regulation” below. In 1988, Congress enacted CLIA, which established quality standards for all laboratories that provide testing services to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test is performed.

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

FDA Regulation of Diagnostic Tests

We have designed, developed, and are validating our tests as LDTs and consequently believe our tests are governed under the CLIA regulations, as administered by CMS, as well as by applicable state laws.

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

In January 2017, the FDA issued a Discussion Paper on LDTs (“Discussion Paper”), which proposes a risk-based approach to LDT oversight focusing on new and significantly modified high and moderate risk LDTs. However, low risk LDTs, LDTs for rare diseases, traditional LDTs, LDTs intended solely for public health surveillance, certain LDTs used in CLIA certified labs, and LDTs intended solely for forensic use would not be expected to comply with premarket review, quality systems, and registration and listing requirements unless necessary to protect public health. With respect to the post-market surveillance of LDTs, the FDA’s Discussion Paper recommends that laboratories initially report serious adverse events for all tests except the exempted categories of tests, which include LDTs intended for public health surveillance, some stem cell/tissue/organ transplantation LDTs, and LDTs intended solely for forensic use. The Discussion Paper notes that while the report neither represents the formal position of the FDA and nor is it a final version of the LDT guidance documents published in 2014, it is hoped that its publication will continue to advance further public disclosure. The FDA has indicated that it does not intend to modify its policy of enforcement restraint until the draft guidance documents are finalized.

Based on guidance set forth in the Discussion Paper, the proposed legislation, and the FDA’s comments on such legislation, FDA premarket review of new and significantly modified LDTs could be phased-in in the near future, however, to date no firm time commitments have been set. Nonetheless, the FDA may decide to regulate certain LDTs on a case-by-case basis at any time.

FDA regulations could also require, among other things, additional clinical studies and submission of a premarket notification or filing a Premarket Approval (“PMA”) application with the FDA. For example, LDTs with the same intended use as a cleared or approved companion diagnostic are defined in the FDA’s draft guidance as “high-risk LDTs (Class III medical devices)” for which premarket review would be required. This may include the use of our LDTs for screening patients for cancer.

Since 2017, legislators have been working to advance a draft of the Diagnostic Accuracy and Innovation Act (“DAIA”) to serve as a basis for creating new regulatory framework for LDTs. In August 2018, the FDA suggested changes to DAIA and addressed the need for a new regulatory framework that would require new tests to undergo FDA review to demonstrate they are analytically and clinically valid. The FDA’s changes to the bill included proposals related to premarket approval, provisional approval, and a precertification program, and made explicit its authority to revoke approval, request raw data, and take corrective action against test developers in order to protect the public health. In December 2018 the FDA Commissioner and the Director of the Center for Devices and Radiological Health (CDRH) expressed significant concerns regarding disparities between some LDTs and in vitro diagnostics that have been reviewed and cleared or approved by the FDA.

Responding to the FDA’s DAIA comments, in December 2018 legislators released a draft bill called the Verifying Accurate, Leading-edge IVCT Development (“VALID”) Act, which features a precertification program. The term IVCT refers to in vitro clinical tests, a new category that was introduced in DAIA, and comprises both test kits and lab-developed tests. Following years of discussion, on March 5, 2020, identical versions of the VALID Act were introduced in both chambers of Congress. As introduced, the VALID Act includes precertification proposed by the FDA, a process through which diagnostic developers could receive premarket approval or clearance for one test representative of a group of tests using the same technology and have other elements in common. Approval of that representative test would precertify other tests in the group and allow the lab to launch them without premarket review. The VALID Act would also create a new system for labs and hospitals to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it takes for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients. The introduced Valid Act also includes specific language designed to address public health emergencies, including COVID-19. The FDA estimates that between 40% and 50% of tests would qualify for precertification. If enacted, the impact of the VALID Act will be minimal for IVD manufacturers because of the alignment between the VALID Act and existing medical device statutory and regulatory requirements and the fact that such requirements have been enforced for IVD manufacturers for decades; however, it will have a significant impact on clinical laboratories as laboratories will need to comply with many new requirements, including: registration and listing with the FDA; quality requirements; investigational studies; premarket review and approval; adverse event reporting; and corrections and removals (recalls). While the VALID Act outlines a framework for these elements (among others), the law, if enacted, would direct the FDA to promulgate regulations and issue guidance documents, giving clinical laboratories and others ample opportunity to participate in shaping the new IVCT regulatory program.

On March 18, 2020, Senator Rand Paul introduced a bill, called the Verified Innovative Testing in American Laboratories (“VITAL”) Act, which strikes a counterpoint to the proposed VALID Act. VITAL seeks to update existing federal lab standards under the CLIA, specifically stating that all aspects of lab-developed testing procedures would be regulated by the US Health and Human Services Secretary under the Public Health Services Act, and that no aspects of lab-developed testing procedures would be regulated under the Federal Food, Drug, and Cosmetic Act, including during a public health emergency.

While we cannot predict whether the either VALID Act or the VITAL Act as proposed, or any modified version of either act will be enacted into law, it is expected that some form of the acts will be incorporated into a broader health care legislative package widely anticipated to be enacted in 2020. Until the FDA finalizes its regulatory position regarding LDTs, or the VALID Act or other legislation is passed reforming the federal government’s regulation of LDTs, it is unknown how the FDA may regulate our tests in the future and what testing and data may be required to support any required clearance or approval.

California State Laboratory Licensing

In addition to federal certification requirements of laboratories under CLIA, we are required to maintain licensure under California law for our laboratory in Brisbane, California. The California law includes standards for the day-to-day operation of a clinical reference laboratory, including the training and skills required of personnel and quality control. In addition, California laws mandate proficiency testing, which involves testing of specimens that have been specifically prepared for the laboratory. Our clinical laboratory was certified by the state of California in 2017. If we do not meet the requirements of California laws, the California Department of Health Services (“DHS”) may suspend, restrict or revoke our license to operate our laboratory, assess substantial civil money penalties, or impose specific corrective action plans.

Other State Laboratory Licensing

Some states require licensure of out-of-state laboratories that accept specimens from those states. Our laboratories will need to pass various state inspections in order to get licensed to provide LDTs in each of state that requires licensure. CLIA provides that a state may adopt laboratory regulations that are more stringent than those under federal law, and two states, New York and Washington, have met that standard and therefore substitute for the federal CLIA program. In addition, some, but not all, states require a separate state license or permit, which must be obtained in addition to a CLIA certificate, and some states require a laboratory doing business in that state to be licensed even if the laboratory is located in another state.

Our laboratory is licensed by the appropriate state agencies in the states in which we do business, if such licensure is required. If a laboratory is out of compliance with state laws or regulations governing licensed laboratories, a state may impose penalties, which penalties vary from state to state but may include suspension, limitation, revocation or annulment of the license, assessment of financial penalties or fines, or imprisonment. We believe that we are in material compliance with all applicable licensing laws and regulations.

We may become aware from time to time of other states that require out-of-state laboratories to obtain licensure to accept specimens from patients within the state, and other states may impose such requirements in the future. If we identify any other state with such requirements, or if we are contacted by any other state advising us of such requirements, we intend to follow all instructions from the state regulators regarding compliance with such requirements.

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

Until regulatory requirements suggested by the FDA or required by any new legislation are phased in, our initial confirmatory diagnostics will not require FDA filing before launch. Since the tests we are developing are being developed as LDTs, the regulatory pathway that we will be following is the CLIA certification and inspection pathway.

If the new requirements are phased in or if we elect to develop IVDs, our future screenings diagnostics may require a 510(k) submission or a PMA. In a 510(k) submission, the device sponsor must demonstrate that the new device is “substantially equivalent” to a predicate device in terms of intended use, technological characteristics, and performance testing. A 510(k) requires demonstration of substantial equivalence to another device that is legally marketed in the United States. Substantial equivalence means that the new device is at least as safe and effective as the predicate. A device is substantially equivalent if, in comparison to a predicate it (a) has the same intended use as the predicate and has the same technological characteristics as the predicate; or (b) has the same intended use as the predicate, has different technological characteristics, and the information submitted to the FDA does not raise new questions of safety and effectiveness, and is demonstrated to be at least as safe and effective as the legally marketed predicate device.

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

Health Insurance Portability and Accountability Act and Other Data Privacy and Security Laws

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

In addition to the federal privacy regulations, there are a number of state laws regarding the privacy and security of health information and personal data that are applicable to clinical laboratories. The compliance requirements of these laws, including additional breach reporting requirements, and the penalties for violation vary widely and new privacy and security laws in this area are evolving. For example, California has implemented comprehensive privacy laws and regulations. The California Confidentiality of Medical Information Act imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition to the California Confidentiality of Medical Information Act, California also recently enacted the California Consumer Privacy Act of 2018, or CCPA, which became effective January 1, 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the E.U. General Data Protection Regulation. The CCPA establishes a new privacy framework for covered businesses in the State of California, by creating an expanded definition of personal information, establishing new data privacy rights for consumers imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While data subject to HIPAA and federal regulations governing the conduct of clinical trials is exempt from CCPA, certain of our business activities may be subject to CCPA. While the CCPA statue is in effect, as of March 19, 2020, draft regulations promulgated by the California Attorney General have not yet been finalized and remain open for public comment until March 27, 2020. We cannot predict when regulations will be finalized, and what effect those regulations may have on our operations.

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

In October 2019, HHS proposed changes to the Stark Law, the Anti-Kickback Statute, and the Civil Monetary Penalty Law, which would represent some of the most significant changes to these laws in the last decade. The changes have been promulgated as part of HHS’s “Regulatory Sprint to Coordinated Care,” which was launched in 2018 with the goal of reducing regulatory burden and incentivizing coordinated care. As part of this initiative, CMS and the HHS Office of Inspector General (OIG) began scrutinizing a variety of long-standing regulatory requirements and prohibitions to determine whether they unnecessarily hinder the innovative arrangements that policymakers are otherwise hoping to see develop. The proposed rules reflect a coordinated effort between CMS and OIG to address various challenges to the transition to value-based care. The Stark Law Proposed Rule includes new exceptions designed to enable value-based care arrangements and proposes a long list of additional changes to the Stark Law regulations intended to address many of the most challenging aspects of Stark Law compliance. If finalized, the changes proposed in these rules could present significant opportunities for new arrangements, but may also necessitate revisions to current arrangements involving healthcare providers, others involved in the healthcare industry, and patients.

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

Employees

As of December 31, 2019, we employed 33 persons on a full-time basis. Four of our full-time employees hold Ph.D. degrees in one or more fields of science.

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

Risks Related to Our Business Operations

We may incur significant cash payment and common stock issuance obligations under our agreements arising from our investments in Razor and Insight.

As described in Note 5 to our financial statements, we have entered into certain agreements with Razor and its shareholders, including a Purchase Agreement, Minority Holder Stock Purchase Agreements, and a Development Agreement, under which we may incur significant cash payment and common stock issuance obligations. Under the Purchase Agreement and the Minority Holder Stock Purchase Agreements we could become obligated to purchase, or we may elect to purchase, the outstanding Razor common stock from its shareholders for which we would pay those shareholders $10 million in cash and issue to them shares of Oncocyte common stock with an aggregate market value equal to $5 million at the date of issue.

Under the Development Agreement, upon completion of enrollment of the full number of patients for DetermaRx™ Clinical Trial, Oncocyte will be obligated to issue to the Razor shareholders shares of Oncocyte common stock with an aggregate market value equal to $3 million at the date of issue.

The number of shares of Oncocyte common stock issuable under the Purchase Agreement, the Minority Holder Purchase Agreements, and the Development Agreement on a combined basis is limited to 19.99% of the issued and outstanding shares of Oncocyte common stock or the outstanding voting power of Oncocyte shares as of the date of the Purchase Agreement, and if that number of shares has a value of less than $5 million on the date the Purchase Agreement and Minority Holder Purchase Agreement obligations must be met, or less than $3 million on the date the Development Agreement obligation must be met, we would need to pay an amount of cash necessary to bring the combined value of cash and shares to $5 million to satisfy the Purchase Agreement and Minority Holder Purchase Agreement obligations, or $3 million to satisfy the Development Agreement obligation. The number of shares that may become issuable to satisfy those $5 million and $3 million obligations cannot presently be determined because the number of shares will depend upon the market price of our common stock when the shares become issuable. The issuance of those shares of common stock will dilute the interests of our other common stockholders.

Under the Development Agreement we are also obligated to pay the expenses of DetermaRx™ Clinical Trial after Razor’s $4 million Clinical Trial Expense Reserve has been exhausted. If within a specified time frame Encore is substantially responsible for obtaining funding to Oncocyte or Razor for the Clinical Trial from any third-party pharmaceutical company, a portion of such additional funding amount will be paid to Encore, subject to a $3 million cap on the payment to Encore if the funding is provided by a designated pharmaceutical company.

Also, under the Development Agreement we must pay Encore $4 million in cash if Razor receives a final positive coverage decision from CMS/MolDx for reimbursement of patient costs of DetermaRx™.

In addition, under the Merger Agreement pursuant to which we acquired Insight, as described in Note 11 to the financial statements included elsewhere in this Report, we have agreed to pay contingent consideration of up to $6.0 million in any combination of cash or shares of Oncocyte common stock if certain milestones related to DetermaIO™ are achieved (the “Contingent Consideration”), which consist of (i) a $1.5 million clinical trial completion and data publication milestone, (ii) $3.0 million for an affirmative final local coverage determination from CMS for a specified lung cancer test, and (iii) up to $1.5 million for achieving certain CMS reimbursement milestones.

To meet these various cash payment obligations, we may need to sell additional shares of our common stock or other securities to raise the cash needed, or we may have to divert cash on hand that we would otherwise use for other business and operational purposes which could cause us to delay or reduce activities in the development and commercialization of our cancer tests. Any shares of common stock or other securities we sell to raise cash to meet our cash payment obligations will dilute the interests of our common stockholders.

We may experience delays in conducting the additional validation studies necessary for the commercialization of DetermaDx™, or we may encounter unanticipated results or findings.

We have successfully completed our CLIA Laboratory Validation study of DetermaDx™ and have commenced Clinical Validation. Clinical Validation is the final step prior to commercial launch of an LDT, and we are anticipating completion of our Clinical Validation study for DetermaDx™ by the end of the second quarter of 2020. If the Clinical Validation study is completed successfully, we plan to commercialize DetermaDx™ promptly thereafter. However, until we perform the Clinical Validation study, we will not know whether we can successfully complete the development of DetermaDx™. We may not be able to successfully complete this testing for DetermaDx™ or any other test we may develop. While we plan to make DetermaDxTM commercially available in the second half of 2020, there can be no assurance that there will be no delays in the successful completion of the Clinical Validation study and commercialization of DetermaDx™, due to any number factors some of which may not be within our control. Any delays in the successful completion of the Clinical Validation study for DetermaDx™ could cause us to incur significant additional costs and delay the completion of development and commercial launch of DetermaDx™. We may encounter unanticipated results or finding in the Clinical Validation study showing that our earlier study results may not be predictive of future test results with DetermaDx™. We have performed only limited research and development work for other diagnostic tests, and we have conducted no research and development work outside of cancer. Our Immune System Interrogation approach, which analyzes the immune system’s response to a specific disease, and our technology may not ultimately have application in any other population, and we may be unable to identify any future candidates and tests for any other cancer or any other disease population.

We recently launched our first diagnostic test on the market and have not yet generated any revenues from operations.

We are in the early stages process of the commercial launch of DetermaRx™, and we are working to complete development of DetermaDxTM and anticipate making it commercially available in the second half 2020. However, we may be unable to complete development of DetermaDx™ in that timeframe or at all. We also need to perform additional development work on DetermaIOTM before it can be made available for commercial use clinically. Even if we complete development of DetermaDx™ and DetermaIO™, our commercialization arrangements for those tests and DetermaRx™ may not generate revenues in sufficient amounts to meet our operating expenses. Without sufficient diagnostic test sales or licensing fee revenues, we will not be able to operate at a profit, and we will not be able to cover our operating expenses without raising additional capital.

We have limited capital, marketing, and sales resources for the commercialization of our diagnostic tests.

We are building our own marketing and sales capability for our diagnostic tests, and are devoting significant financial and management resources to recruiting, training, and managing our sales force and building a health care regulatory compliance program. However, due to our limited capital resources, we may need to enter into marketing arrangements with other diagnostic companies for one or more of our tests in domestic or foreign markets. Under such marketing arrangements we may license marketing rights to one or more of our diagnostic tests to other diagnostic companies or to one or more joint venture companies that may be formed to market our tests, and we might receive only a royalty on sales or an equity interest in a joint venture company. As a result, our revenues from the sale of our tests through such arrangements may be substantially less than the amount of revenues and gross profits that we might receive if we were to market our tests ourselves.

Sales of our diagnostic tests could be adversely impacted by the reluctance of physicians to adopt the use of our tests and by the availability of competing diagnostic tests.

Physicians and hospitals may be reluctant to try a new diagnostic test due to the high degree of risk associated with the application of new technologies and diagnostic test in the field of human medicine, especially if the new test differs from the current standard of care for detecting cancer in patients. Competing tests for the initial diagnosis, reoccurrence diagnosis and optimal treatment of cancer are being manufactured and marketed by established companies and by other smaller biotechnology companies. In order to compete with other diagnostic tests, particularly any that sell at lower prices, our tests will have to provide medically significant advantages or be more cost effective. Even if we are able to overcome physician reluctance and compete with products that are currently on the market, our competitors may succeed in developing new safer, more accurate or more cost-effective diagnostic tests that could render our diagnostic tests and technologies obsolete or noncompetitive.

If our laboratory facilities become damaged or inoperable, or we are required to vacate any facility, our ability to provide services and pursue our research and development and commercialization efforts may be jeopardized.

We do not have any clinical laboratory facilities outside of our facilities in Brisbane, California, and Nashville, Tennessee. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including fire, flooding and power outages, which may render it difficult or impossible for us to perform our tests or provide laboratory services for some period of time. The inability to perform our tests or the backlog of tests that could develop if any of our facilities is inoperable for even a short period of time may result in the loss of customers or harm to our reputation or relationships with key researchers, collaborators, and customers, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our facilities and the equipment we use to perform our research and development work could be costly and time-consuming to repair or replace.

Additionally, a key component of our research and development process involves using biological samples and the resulting data sets and medical histories, as the basis for our diagnostic test development. In some cases, these samples are difficult to obtain. If the parts of our laboratory facilities where we store these biological samples are damaged or compromised, our ability to pursue our research and development projects, commercialization of our diagnostic tests, as well as our reputation, could be jeopardized. We carry insurance for damage to our property and the disruption of our business, but this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

Further, if our laboratories become inoperable, we may not be able to license or transfer our proprietary technology to a third-party, with established state licensure and CLIA certification under the scope of which our diagnostic tests could be performed following validation and other required procedures, to perform the tests. Even if we find a third-party with such qualifications to perform our tests, such party may not be willing to perform the tests for us on commercially reasonable terms. Moreover, we believe our tests are currently subject to enforcement discretion by the FDA because we believe the tests currently qualify as LDTs. If, however, we are required to find a third-party laboratory to conduct our testing services, we believe this would change our status and the FDA would consider such tests offered through a third-party to then be a medical device subject to active FDA regulation and enforcement under its in vitro diagnostic authorities. In that case, we may be required to obtain premarket clearance or approval prior to offering our tests, which would be time-consuming and costly and could result in interruptions and delays in our ability to sell or offer our tests.

We may not be able to produce additional cancer diagnostic tests that offer high enough sensitivity to offset the availability of minimally invasive biopsies for some types of cancer, which could impede our development and commercialization of an array of diagnostic tests.

We believe that a significant benefit of DetermaDx™ will be the reduction of unnecessary surgical biopsies to diagnose lung cancer. While lung cancer biopsies involve an invasive surgical procedure, biopsies of some other types of cancer, including breast cancer, often can be performed using less invasive procedures that result in significantly less risk, discomfort, and cost to the patient while providing a diagnostic result that would be as accurate or more accurate than any diagnostic tests we may develop. As a result, physicians and patients may prefer to rely on a non-invasive or minimally invasive biopsy to test for certain cancers rather than use a blood test.

We have incurred operating losses since inception, and we do not know if we will attain profitability.

Since our inception in September 2009, we have incurred operating losses and negative cash flows and we expect to continue to incur losses and negative cash flows in the future. Our net losses for the years ended December 31, 2019 and 2018 were $22.4 million and $15.8 million, respectively, and we had an accumulated deficit of $93.7 million as of December 31, 2019. Since inception, we have financed our operations through sales of our common stock and warrants, loans from Lineage and Lineage affiliates, warrant exercises, a bank loan and sale of Lineage common shares that we hold as marketable equity securities. We do not expect Lineage to provide future financing. There is no assurance that we will be able to obtain any additional financing that we may need, or that any such financing that may become available will be on terms that are favorable to us and our shareholders. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our success in developing and marketing or licensing our diagnostic tests and technology.

The research and development work we are doing is costly, time consuming, and uncertain as to its results.

We incurred research and development expenses amounting to approximately $6.8 million and $6.5 million during years ended December 31, 2019 and 2018, respectively. During the past few years we have devoted substantially all of our research and development efforts to the development of DetermaDx™, but we have recently expanded the focus of our research and development to include DetermaIO™ acquired through our merger with Insight and a clinical trial of DetermaRx™. We also plan to conduct research and development of additional or improved versions of our diagnostic tests. If we are successful in developing a new technology or diagnostic test for additional types of cancer, refinement of the new technology or diagnostic test and definition of the practical applications and limitations of the technology or diagnostic test may take years and require the expenditure of large sums of money. There is no assurance that we will be successful in completing the development of our current diagnostic tests or in developing additional diagnostic tests regardless of the amount of our expenditures.

It is likely that we will need to issue additional equity or debt securities in order to raise additional capital needed to pay our operating expenses until such time as our revenues are sufficient to finance our operating expenses.

●	We plan to continue to incur substantial research and development expenses and we anticipate that we will be incurring significant sales and marketing costs as we develop and commercialize our diagnostic tests. Our research and development expenses may also increase if we work to develop liquid biopsy or other tests for additional types of cancer or for other cancer related diagnostic purposes. The period of time for which our current cash and marketable securities will be sufficient to finance our operations will depend on the extent to which we expend funds on commercializing our tests and conducting new research and development programs. We will need to raise additional capital to pay operating expenses unless we are able to generate sufficient revenues from diagnostic test sales, royalties, and license fees to meet our operating expenses.

●	Our ability to raise additional equity or debt capital will depend not only on the successful completion of development of our diagnostic tests and receiving reimbursement approval from Medicare and other third-party payers for those tests, but also will depend on access to capital and conditions in the capital markets. Although we expect to receive a Medicare reimbursement determination for DetermaRx™ this year, obtaining Medicare reimbursement approval for our other diagnostic tests could take two to three years, and investors may be reluctant to provide us with additional capital until we obtain Medicare reimbursement approval for those tests. There is no assurance that we will be able to raise capital at times and in amounts needed to finance the development and commercialization of our diagnostic tests and general operations. Even if capital is available, it may not be available on terms that we or our shareholders would consider favorable.

●	Sales or other issuances of additional equity securities by us could result in the dilution of the interests of our shareholders.

If we fail to meet our obligations under license agreements, we may lose our rights to key technologies on which our business depends.

We use certain biomarkers that have been licensed from Wistar for DetermaDx™ and we have rights to commercialize DetermaRx™ under a sublicense from Razor. These agreements impose obligations on us, including payment obligations and obligations to pursue development and commercialization of diagnostic tests under the licensed patents and technology. If the licensor believes that we have failed to meet our contractual obligations it could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation our ability to carry out the development and commercialization of DetermaDx™ or DetermaRx™ and any other potential diagnostic tests that utilize licensed markers or other technology, and our ability to raise any capital that we might then need, could be significantly and negatively affected. If our license rights were restricted or ultimately lost, we would not be able to continue to use the licensed biomarkers or technology in our business.

There is a limited number of manufacturers of molecular diagnostic testing equipment and related chemical reagents necessary for the provision of our diagnostic tests.

After encountering inconsistent results using diagnostic testing equipment and reagents from one manufacturer, we switched to diagnostic testing equipment from a different manufacturer. The chemical reagents used with the diagnostic testing equipment are available only from the equipment manufacturer. If issues were to arise with the new equipment or reagents we are using causing us to acquire different diagnostic testing equipment again, we would need to conduct validation and analytic studies to determine whether our previous test results can be reproduced using the new equipment. As a result, we could experience delays again in developing our diagnostic tests. If similar issues were to arise after commercialization of a diagnostic test, we could experience a disruption for a period of time in providing the diagnostic tests to patients and we would lose revenues and potentially market share as a result.

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

Our business may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

The outbreak of the coronavirus (COVID-19) could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or laboratory facilities, or due to quarantines. COVID-19 illness could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

Supplies of chemical reagents used in our diagnostic and research laboratories could be disrupted if the manufacturers or suppliers of the reagents or chemicals used in the reagents experience absenteeism due to illness of their employees or due to local quarantines. Absenteeism due to coronavirus illness could also impact companies that the reagent manufacturers use to ship reagents to us. We cannot presently predict the extent to which the virus may impact our operations.

We are expecting a final local coverage decision from CMS/MolDx for reimbursement of patient costs of DetermaRx™ but it is possible that the timing of that decision could be delayed due to absenteeism by CMS employees or by the diversion of their efforts and attention to reimbursement approval of new diagnostic tests or other activities related to COVID-19. Further, the regulatory framework governing private laboratories and molecular diagnostic companies may be affected as governmental authorities respond to the COVID-19 outbreak, which may have unanticipated and unforeseen impact on our operations.

The broad range of local, state and national responses to COVID-19 has required us to adjust our marketing and selling activities to reflect the current environment. We have adjusted our meetings with the oncology community to rely on non-personal contacts, which might be less effective than in person meetings to promote the use of our tests. Also, the concern over available hospital, staffing, equipment, and other resources, and the risk of exposure to the virus, may lead to early stage lung cancer surgeries being delayed in the current period of uncertainty, which could result in delayed or reduced use of DetermaRx™ in the near term.

The anticipated economic consequences of the COVID-19 pandemic have adversely impacted financial markets, resulting in high share price volatility, reduced market liquidity, and substantial declines in the market prices of the shares of most publicly traded companies, including Oncocyte. Volatile or declining markets for equities could adversely affect our ability to raise capital when needed through the sale of shares of common stock or other equity securities. While these market conditions persist when we need to raise capital, and if we are able to sell shares of our common stock under then prevailing market conditions, we might have to accept lower prices for our shares and issue a larger number of shares than might have been the case under better market conditions, resulting in significant dilution of the interests of our shareholders.

If we are deemed to be an investment company, we may have to institute burdensome compliance requirements and our activities may be restricted.

An entity that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading, or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940 (the “1940 Act”). Based on the securities we hold, including our equity ownership in a privately held company, we may not meet requirements for an exemption promulgated under the 1940 Act. If we are deemed to be an investment company under the 1940 Act, we would be subject to additional limitations on operating our business including limitations on the issuance of securities, which may make it difficult for us to raise capital.

Risks Related to Our Industry

Our operations as a clinical laboratory are subject to oversight by CMS under CLIA, as well as certain state agencies, and any failure to maintain our CLIA or applicable state permits and licenses may affect our ability to commercialize our diagnostic tests.

We are subject to CLIA, a federal law regulating clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. Our clinical laboratories must be certified under CLIA in order for us to perform testing on human specimens. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We have a current certificate under CLIA to perform routine chemistry. To renew these certificates, our diagnostic laboratories are subject to survey and inspection every two years. Moreover, CLIA inspectors may make periodic inspections of our clinical laboratories outside of the renewal process.

The law also requires us to maintain a state laboratory license to conduct testing in the states in which are laboratories are located. State laws establish standards for day-to-day operation of a clinical laboratory, including the training and skills required of personnel and quality control. In addition, several states require that we hold licenses to test specimens from patients in those states. We do not have immediate plans to market our tests for commercial use in the European Union and as a result, at this time we do not believe we are subject to EU or EU member state post-market regulations related to our tests.

If we were to lose our CLIA certification or a required state license for a laboratory, whether as a result of a revocation, suspension or limitation, we would no longer be able to offer our tests from the affected laboratory, which would limit our revenue and harm our business. If we were to lose our license in other states where we are required to hold licenses, we would not be able to test specimens from those states. If we perform testing on samples originating in a state where we require a license, but do not currently have one, we could be subject to fines, sanctions, and may be denied permits or licenses in the future.

If the FDA takes the position that any of our tests are not within the scope of its policy on enforcement discretion for laboratory-developed tests, or otherwise determines that it will seek to actively regulate one or more of our diagnostic tests, responding to such a regulatory position could lead to delays in commercialization, or (if encountered after commercialization) requirements to halt the commercial provision of our tests until FDA marketing authorization is obtained.

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

In December 2018, the FDA Commissioner and the Director of the Center for Devices and Radiological Health (CDRH) expressed significant concerns regarding disparities between some LDTs and in vitro diagnostics that have been reviewed and cleared or approved by FDA. If the FDA were to determine that our tests are not within the policy for LDTs for any reason, including new rules, policies, or guidance, or due to new legislation such as the proposed VALID Act, our tests may become subject to FDA requirements, including pre-market review. If required, the regulatory marketing authorization process may involve, among other things, successfully completing additional clinical trials and submitting a pre-market clearance (510(k)) submission or filing a de novo or pre-market approval application with the FDA. If pre-market review and approval is required by the FDA, we may need to incur additional expenses or require additional time to seek it, or we may be unable to satisfy FDA standards, and our tests may not be cleared or approved on a timely basis, if at all, and the labeling claims permitted by the FDA may not be consistent with our currently planned claims or adequate to support adoption of and reimbursement for our tests. Ongoing compliance with FDA regulations would increase the cost of conducting our business, and subject us to inspection by and the regulatory requirements of the FDA, for example registration and listing, adherence to good manufacturing practices under the Quality System Regulation, and medical device reporting, and enforcement action in the event we fail to comply with these requirements. Our laboratory is operating under CLIA and is not currently operating as a device manufacturing facility following FDA’s Quality System Regulation. Because these standards differ, we may face challenges establishing FDA-compliant quality systems or be unable to do so. If after commercialization under the LDT framework our tests are allowed to remain on the market but there is uncertainty about the regulatory status of our tests, including questions that may be raised if competitors object to our regulatory positioning as an LDT, we may encounter ongoing regulatory and legal challenges and related costs. Such challenges or related developments (for example if the labeling claims the FDA allows us to make are more limited than the claims we currently plan to make) may impact our commercialization efforts as orders or reimbursement may be less than anticipated. Any of these regulatory developments may cause our business to suffer.

We will also need to obtain FDA and other regulatory approvals for any IVDs that we may develop, in order to market those IVD tests.

If we decide to develop IVDs, we will need to obtain regulatory clearance or approval to market each new IVD test. This means that:

●	The IVDs that we may develop cannot be sold until the CMS or the FDA, and corresponding foreign regulatory authorities approve or authorize the laboratory tests or the IVDs for medical use.

●	We will have to conduct expensive and time-consuming clinical trials of new diagnostic tests. The full cost of conducting and completing clinical trials necessary to obtain FDA clearance or approval of IVD tests or for gaining reimbursement from health insurance companies, health maintenance organizations, Medicare, and other third-party payers cannot be presently determined but could exceed our financial resources.

●	Data obtained from preclinical and clinical studies is susceptible to varying interpretations that could delay, limit or prevent regulatory agency clearances or approvals. Delays or denials of the regulatory clearances or approvals may be encountered as a result of changes in regulatory agency policy, regulations, or laws.

●	A diagnostic test that is cleared or approved for marketing may be subject to restrictions on use.

●	The FDA can withdraw approval of an FDA regulated product if problems arise.

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

The commercial success of our diagnostic tests depends on the availability and sufficiency of third-party payer coverage and reimbursement, which may be limited or unavailable.

Our ability to successfully commercialize our diagnostic tests will depend, in significant part, on the extent to which appropriate reimbursement levels can be obtained for patients. Physicians will be hesitant to order a diagnostic test for a patient when they may be left with a large out-of-pocket fee through co-payments or co-insurance or unreimbursed balances. Third-party payers, including Medicare, Medicaid and private insurers, are increasingly challenging the prices charged for healthcare products and services. In addition, legislative proposals to reform health care or reduce government insurance programs may result in lower prices or the actual inability of prospective customers to purchase our tests. Furthermore, even if reimbursement is available, it may not be available at price levels sufficient for us to realize a positive return on our investment. We have never successfully obtained reimbursement for any test and may never be able to obtain reimbursement from any third-party payer; without such coverage and reimbursement, we may not achieve market acceptance of our test and may never be profitable.

The United States government and state legislatures have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and coverage. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could exclude or limit one or more of our diagnostic tests from coverage. Even if a diagnostic test receives coverage and reimbursement from third-party payers, such coverage policies and reimbursement rates may change at any time, might not be adequate, or less favorable coverage policies and reimbursement rates may be implemented in the future. If we are unable to obtain and maintain sufficient third-party coverage and adequate reimbursement for a diagnostic test, its commercial success may be greatly hindered, and our financial condition and results of operations may be materially and adversely affected.

We may need to conduct additional studies in order to demonstrate the cost-effectiveness of our diagnostic tests to the satisfaction of our target customers and their third-party payers. Such studies might require us to commit a significant amount of management time and financial and other resources

Changes in healthcare laws and policies may have a material adverse effect on our financial condition, results of operations and cash flows.

The ACA substantially changed the way health care is financed by both governmental and private insurers, and Congressional leaders and the President have voiced their intent to amend the ACA or to repeal and replace it with new legislation, the provisions of which are not yet known, and legal challenges to the validity of the ACA are currently being considered by Federal courts and may be decided by the United States Supreme Court in 2020. Among the ACA’s key changes, the ACA reduced payment rates under the Medicare Clinical Laboratory Fee Schedule and established an Independent Payment Advisory Board to reduce the per capita rate of growth in Medicare spending if spending exceeds a target growth rate. If retained, such provisions may negatively impact payment rates for our diagnostic tests. Furthermore, effective January 1, 2013, the ACA included a 2.3% excise tax on the sale of certain medical devices sold outside of the retail setting. Although a moratorium has been imposed on this excise tax for 2016 through 2019, the excise tax is scheduled to be restored in 2020.

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

On January 1, 2018, the new PAMA-based Medicare Clinical Laboratory Fee Schedule went into effect for the first time. PAMA-based prices did not impact all lab tests equally. Some tests had price reductions while others saw price increases.

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

If we are successful in commercializing our diagnostic tests, we will be obligated to comply with numerous additional federal and state statutes and regulations pertaining to our business and be subject to government oversight and scrutiny for our compliance with such laws. Laboratory and health care regulatory compliance efforts are expensive and time-consuming, and failure to maintain compliance with applicable laws could result in enforcement action which could be detrimental to our business.

If we are successful in commercializing any of our diagnostic tests, and particularly if payment becomes available from government or commercial payers for a test, we will be subject to extensive and frequently changing federal and state laws governing various aspects of our business. We will be subject to ongoing compliance with laws addressing our laboratory licensure and certification at the federal and state level; advertising and promotion (including laws enforced by the Federal Trade Commission); and laws intended to prevent fraud, waste, and abuse in healthcare programs (including among others the Anti-Kickback Statute, False Claims Act, the Eliminating Kickbacks in Recovery Act (EKRA), the Stark Law, and applicable state law equivalents).

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

With regard to DetermaDx™, we exclusively license from Wistar two patent families with claims directed to compositions of matter and methods useful for detection of lung cancer using specific biomarkers or a panel of specific biomarkers. The first patent family has patent applications pending in the United States and certain foreign jurisdictions, including Australia, Canada, China, India, and Japan, where, if issued, such patents would expire in 2036. The second patent family has patent applications pending in the United States and certain foreign jurisdictions, including Australia, Canada, China, India, and Japan, where, if issued, such patents would expire in 2037. There is no assurance that patents pending will issue.

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

Any patent applications that we file and any patents that we hold or later obtain could be challenged by third parties and declared invalid or infringing of third-party claims. A patent interference proceeding may be instituted with the USPTO when more than one person files a patent application covering the same technology, or if someone wishes to challenge the validity of an issued patent filed before March 16, 2013. At the completion of the interference proceeding, the USPTO will determine which competing applicant is entitled to the patent, or whether an issued patent is valid. Patent interference proceedings are complex, highly contested legal proceedings, and the USPTO’s decision is subject to appeal. This means that if an interference proceeding arises with respect to any of our patent applications, we may experience significant expenses and delay in obtaining a patent, and if the outcome of the proceeding is unfavorable to us, the patent could be issued to a competitor rather than to us. In addition to interference proceedings, the USPTO can reexamine issued patents at the request of a third party seeking to have the patent invalidated. An inter partes review proceeding allows third parties to challenge the validity of an issued patent where there is a reasonable likelihood of invalidity. This means that patents owned or licensed by us may be subject to re-examination and may be lost if the outcome of the re-examination is unfavorable to us.

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

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected, and our business would be harmed.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 90,000,000 shares of capital stock consisting of 85,000,000 shares of common stock and 5,000,000 “blank check” shares of preferred stock. At December 31, 2019, there were 57,031,654 shares of common stock outstanding, 3,383,913 shares of common stock reserved for exercise of warrants and 7,363,778 shares of common stock reserved for issuance upon the exercise of options under our employee stock option plans. No shares of preferred stock are presently outstanding.

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

Lineage may sell its Oncocyte shares to raise capital to finance its operations.

Based on its most recent report of beneficial ownership on Schedule 13D, Lineage holds 6,041,154 shares of Oncocyte common stock. Lineage has been periodically selling shares of Oncocyte common stock from its holdings and has announced its intention to continue to sell Oncocyte shares. The sale of such shares could have a depressing effect on the market value of Oncocyte common stock and the prices at which we can sell our own shares of common stock to raise capital to support our operations.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our principal executive and administrative offices are located in an office and laboratory facility of leased space in Irvine, California. The Irvine lease expires in September 2027.

We also operate CLIA-certified laboratories in Brisbane, California and Nashville, Tennessee. Our subleased Brisbane CLIA laboratory space sublease will expire on March 31, 2023, and the lease of the Nashville, Tennessee CLIA laboratory space will expire in April 2024.

Item 3. Legal Proceedings

From time to time, we may be involved in routine litigation incidental to the conduct of our business. We are not presently involved in any material litigation or proceedings.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NYSE American under the symbol “OCX”. As of March 4, 2020, there were 62,471,122 shares of our common stock outstanding.

Holders

As of March 5, 2020, we had approximately 254 holders of record of our common stock. This number does not include shareholders whose shares of Oncocyte common stock are held in “street name” in accounts with securities broker-dealers or other financial institutions or fiduciaries.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows certain information concerning the options outstanding and available for issuance under all of our compensation plans and agreements as of December 31, 2019 (in thousands, except weighted average exercise price):

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of the Outstanding Options, Warrants and Rights (1)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (2)
Oncocyte Stock Option Plans Approved by Shareholders	7,364	$2.91	6,742

(1)	Includes both our 2010 Employee Stock Option Plan and our 2018 Equity Incentive Plan.
(2)	All shares remaining available for future issuance are under our 2018 Equity Incentive Plan.

Additional information concerning our 2010 Employee Stock Option Plan and our 2018 Equity Incentive Plan and stock options may be found in Note 8 to the Financial Statements.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited financial statements for the years ended December 31, 2019 and 2018, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Risk Factors.”

Emerging Growth Company Status

The Jumpstart our Business Startups Act of 2012 (“JOBS Act”) permits an “emerging growth company” such as Oncocyte to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, we elected to comply with newly adopted or revised accounting standards when they become applicable to public companies because our financial statements were consolidated with those of Lineage, which is not an emerging growth company under the JOBS Act and is therefore not permitted to delay the adoption of new or revised accounting standards that become applicable to public companies. This election under the JOBS Act to not delay the adoption of new or revised accounting standards is irrevocable.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We were incorporated in September 2009 in the state of California. We are currently devoting substantially all of our efforts to developing and planning the commercialization of DetermaDx™, DetermaRx™ and DetermaIOTM. The inherent uncertainties of developing and commercializing new diagnostic tests for medical use make it impossible to predict the amount of time and expense that will be required to complete the development and commercialization of those tests. There is no assurance that we will be successful in developing new technology or diagnostic tests, or that any technology or diagnostic tests that we may develop will be proven safe and effective in diagnosis of cancer in humans, or will be successfully commercialized.

We believe we have sufficient cash, cash equivalents, marketable equity securities, and access to additional capital through an agreement with an investment banking firm to offer and sell up to $25 million of our common stock from time to time in at-the-market transactions, to carry out our current operations through at least twelve months from the issuance date of our financial statements included elsewhere in this Report. We expect that our operating expenses will continue to increase if we successfully complete the development of DetermaDx™ and DetermaIO™, conduct clinical trials of those tests and DetermaRx™, and commercialize those tests and DetermaRx™. We have hired a sales and marketing team, we are expanding the capacity of our CLIA laboratories to perform a larger volume of cancer diagnostic tests, and we are preparing the commercial launch of DetermaRx™. We are continuing to seek other opportunities to acquire ownership of or marketing rights to additional diagnostic cancer tests. Because of the expected time frame to apply for and receive Medicare reimbursement approval for our diagnostic tests, our pre-Medicare approval revenues from commercialization of our diagnostic tests and revenues from services we perform for pharmaceutical companies are not expected to cover our operating expenses. We will need to obtain additional financing for our operations until such time as we generate sufficient revenues from the commercialization of our diagnostic tests to cover our operating expenses. Our determination as to when we will seek new financing and the amount of financing that we will need will be based on our evaluation of the progress we make in our research and development programs, any changes to or the expansion of the scope and focus of our research, progress and results of commercializing our diagnostic tests after completion of development, progress in receiving Medicare reimbursement approval, and our projection of future costs. See “Liquidity and Capital Resources” for a discussion of our available capital resources, our need for future financing, and possible sources of capital.

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

Accounting for warrants

We determine the accounting classification of warrants we issue, as either liability or equity classified, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate us to settle the warrants or the underlying shares by paying cash or other assets, and warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet the liability classification under ASC 480-10, we assess the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, we also assess whether the warrants are indexed to our common stock and whether the warrants are classified as equity under ASC 815-40 or other GAAP. After all such assessments, we conclude whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. We do not have any liability classified warrants as of any period presented. See Note 7 to our financial statements included elsewhere in this Report.

Stock-based compensation

We recognize compensation expense related to share-based payments in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for share-based payment awards made to directors and employees based on estimated fair values. We estimate the fair value of employee stock-based payment awards on the grant-date and recognize the resulting fair value over the requisite service period on a straight-line basis. For stock-based awards that vest only upon the attainment of one or more performance goals, compensation cost is recognized if and when we determine that it is probable that the performance condition or conditions will be, or have been, achieved. We utilize the Black-Scholes option pricing model for determining the fair value of stock options. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. For the years ended December 31, 2019 and 2018, we estimated the expected volatility using our own stock price volatility to the extent applicable or a combination of our stock price volatility and the stock price volatility of stock of peer companies, for a period equal to the expected term of the options. The expected term of options granted is based on our own experience and, in part, based upon the “simplified method” provided under Staff Accounting Bulletin, Topic 14, or SAB Topic 14, as necessary. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. Although the fair value of employee stock options is determined in accordance with FASB guidance, the key inputs and assumptions may change as we develop our own company estimates, experience and key inputs including our expected term, and stock price volatility based on the trading history of our stock on the NYSE American. Changes in these subjective assumptions can materially affect the estimated value of equity grants and the stock-based compensation that we record in our financial statements.

Leases

On January 1, 2019, we adopted Accounting Standards Update 2016-02, Leases (Topic 842, “ASC 842”) and its subsequent amendments affecting Oncocyte: (i) ASU 2018-10, Codification Improvements to Topic 842, Leases, and (ii) ASU 2018-11, Leases (Topic 842): Targeted improvements, using the modified retrospective method. Under ASC 842, we are required to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet for those leases classified as operating leases, by present valuing the lease payments using a discount rate determined in accordance with ASC 842. Under the standard, we are also required to make certain disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We determine if an arrangement is a lease at inception. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the statements of operations. When determining whether a lease is a finance lease or an operating lease, ASC 842 does not specifically define criteria to determine “major part of remaining economic life of the underlying asset” and “substantially all of the fair value of the underlying asset.” For lease classification determination, we continue to use (i) 75% or greater to determine whether the lease term is a major part of the remaining economic life of the underlying asset and (ii) 90% or greater to determine whether the present value of the sum of lease payments is substantially of the fair value of the underlying asset. We use either the rate implicit in the lease or our incremental borrowing rate as the discount rate in lease accounting, as applicable, to present value the operating lease payments.

Upon adoption of ASC 842 and based on the available practical expedients under that standard, we did not reassess any expired or existing contracts, reassess the lease classification for any expired or existing leases and reassess initial direct costs for exiting leases. We also elected not to capitalize leases that have terms of twelve months or less.

The adoption of ASC 842 did not have a material impact to our financial statements because we did not have any significant operating leases at the time of adoption. Our accounting for financing leases (previously referred to as “capital leases”) remained substantially unchanged. During the year ended December 31, 2019, we entered into various operating leases and an embedded operating lease in accordance with ASC 842 discussed in Notes 5 and 10 to our financial statements included elsewhere in this Report.

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

Income taxes

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

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. We will recognize accrued interest and penalties, if any, related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of the financial statement periods presented herein. We account for uncertain tax positions by assessing all material positions taken in any assessment or challenge by relevant taxing authorities. We are currently unaware of any tax issues under review. See Note 9 to our financial statements included elsewhere in this Report.

Shared Facilities Agreement

From October 2009 through December 2019, Oncocyte and Lineage were parties to a Shared Facilities and Services Agreement (the “Shared Facilities Agreement”) pursuant to which Oncocyte used a portion of Lineage’s office and laboratory facilities and equipment and the services of Lineage administrative personnel. Since October 1, 2019, Oncocyte has relied on its own administrative personnel rather than the services of Lineage personnel, and effective December 31, 2019 Oncocyte terminated its use of Lineage’s office and laboratory facilities and equipment.

Under the Shared Facilities Agreement, Lineage charged Oncocyte a “Use Fee” for services rendered and Oncocyte’s use of Lineage facilities, equipment, and supplies. Use Fees were determined based upon an allocation of Lineage’s costs for providing personnel, equipment, insurance, office and laboratory space, professional services, software, supplies and utilities, plus a 5% markup. In addition to the Use Fees, Oncocyte reimbursed Lineage for any out of pocket costs incurred by Lineage for the purchase of office supplies, laboratory supplies, and other goods and materials and services for the account or use of Oncocyte based on invoices documenting such costs. Oncocyte’s research and development expenses and general and administrative expenses for the periods presented in this Report include allocations of Use Fees and other amounts paid to Lineage under the Shared Facilities Agreement, in addition to costs incurred directly by Oncocyte for its own personnel, service providers, equipment, supplies, insurance, and similar expense, and for use and operation of its own leased facilities.

Research and development expenses

Research and development expenses include both direct expenses incurred by Oncocyte and indirect overhead costs allocated to us by Lineage that benefit or support our research and development functions of Oncocyte. Direct research and development expenses consist primarily of personnel costs and related benefits, including stock-based compensation, outside consultants and suppliers. Indirect research and development expenses allocated to us by Lineage under the Shared Facilities Agreement (see Note 4 to our financial statements included elsewhere in this Report), are primarily based on our headcount or space occupied, as applicable, and include laboratory supplies, laboratory expenses, rent and utilities, common area maintenance, telecommunications, property taxes and insurance. Research and development costs are expensed as incurred.

General and administrative expenses

General and administrative expenses include both direct expenses incurred by Oncocyte and indirect overhead costs allocated to us by Lineage that benefit or support our general and administrative functions. Direct general and administrative expenses consist primarily of compensation and related benefits, including stock-based compensation, for executive and corporate personnel, and professional and consulting fees. Indirect general and administrative expenses allocated to us by Lineage under the Shared Facilities Agreement (see Note 4 to our financial statements included elsewhere in this Report) are primarily based on our headcount or space occupied, as applicable, and include costs for financial reporting and compliance, rent and utilities, common area maintenance, telecommunications, property taxes and insurance.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel costs and related benefits, including stock-based compensation, and expenses incurred for trade shows and booths, branding and positioning, and outside consultants. Indirect sales and marketing expenses allocated by Lineage, primarily based on our headcount or space occupied, as applicable, include costs for rent and utilities, common area maintenance, telecommunications, property taxes and insurance, incurred by Lineage and allocated to us under the Shared Facilities Agreement.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following tables show our operating expenses for the years ended December 31, 2019 and 2018 (in thousands).

	Year Ended December 31,		$ Increase/	$ Increase/
	2019	2018	(Decrease)	(Decrease)
Research and development expenses	$6,794	$6,514	$280	4.3%
General and administrative expenses	13,281	7,007	6,274	89.5%
Sales and marketing expenses	2,164	1,681	483	28.7%

Research and development expenses

Research and development expenses for the year ended December 31, 2019 increased to $6.8 million from $6.5 million during 2018, an increase of $0.3 million. This increase in research and development expenses is primarily attributable to an increase in personnel and related expenses, including noncash stock-based compensation expense.

We expect to continue to incur a significant amount of research and development expenses during the foreseeable future. Among other expenses, future research and development expenses will include costs for the continued development of DetermaDx™, DetermaIOTM, clinical trials to promote commercialization of DetermaRx™, and costs of leasing and operating our CLIA laboratories in California and Tennessee.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2019 increased to $13.3 million from $7.0 million during 2018, an increase of $6.3 million. The largest components of the increase in general and administrative expenses were: $1.6 million in personnel and related expenses, including $0.4 million for management transition costs; $1.1 million in noncash stock-based compensation expense; $1.4 million in investment banking, business development and related expenses; $1.1 million in legal, license, patent and patent fee expenses; and $0.6 million in investor relations expenses including a $0.2 million non-cash expenses for certain warrants issued for capital market and other advisory services.

As discussed above, we are no longer receiving services or use of facilities from Lineage under the Shared Facilities Agreement. We have hired our own accounting and administrative personnel and we are now bearing the full cost of their compensation and employee benefits, and we have acquired our own leased office and laboratory facilities and are bearing directly lease and other operating costs related to those facilities. Our general and administrative expenses are expected to increase as we replace services from Lineage with services from our own employees and lease and operate our own office and laboratory facilities.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2019 increased to $2.2 million from $1.7 million during 2018. This $0.5 million increase was primarily attributable to consulting expenses for marketing, commercialization and rebranding activities we commenced in the latter part of 2019, mainly for the commercial launch of DetermaRx™.

Although we had a relatively small increase in our sales and marketing expenses during the year ended December 31, 2019, in late May 2019, we hired a Sr. Vice President of Marketing and Market Access, and in late 2019 and January 2020 we hired sales representatives and increased sales and marketing related activities for our DetermaRx™ commercialization efforts. As a result, we expect that our sales and marketing expenses will increase significantly as we continue to pursue the commercialization of DetermaRx™, and begin commercialization of DetermaDx™, DetermaIOTM, and any other diagnostic tests that we may successfully develop or acquire. Our sales and marketing efforts, and the amount of related expenses that we will incur in the near term will largely depend upon the degree of success we have in commercializing DetermaRx™, and whether we can successfully complete the development and commercialization of DetermaDx™ and DetermaIOTM. Our commercialization efforts and expenses will also depend on the amount of capital that we are able to raise to finance commercialization of our diagnostic tests. Our current cash resources will require us to limit our initial sales and marketing efforts unless and until we are able to raise additional capital. Our future expenditures on sales and marketing will also depend on the amount of revenue that those efforts are likely to generate. Because physicians are more likely to prescribe a test for their patients if the cost is covered by Medicare or health insurance, demand for our diagnostic tests and our expenditures on sales and marketing are likely to increase if our diagnostic or other tests qualify for reimbursement by Medicare and private health insurance companies.

Other income and expenses, net

Other income and expenses, net, is primarily comprised of interest income and interest expenses, net, pro rata loss from our equity method investment in Razor, and unrealized gains and losses on Lineage and AgeX Therapeutics, Inc. (“AgeX”) marketable equity securities we hold. Interest income is earned from money market funds we hold for capital preservation. Interest expense was incurred under our loan payable to the Silicon Valley Bank and under financing lease obligations. We also recognized a noncash loss on extinguishment of debt of $0.2 million from the refinancing of Silicon Valley Bank loan in October 2019. Interest income, net, reflects the excess of income earned on our money market fund holdings in excess of interest expense payable on our bank loan and financing lease obligations.

For the year ended December 31, 2019, we recorded interest income, net, of $0.3 million mainly from our money market fund investments for capital preservation. For the year ended December 31, 2018, we recorded interest expense, net, of $0.2 million from our bank loan and financing leases. For the year ended December 31, 2019, we recorded an insignificant amount of unrealized loss from the fair market value decrease of the marketable equity securities we hold in shares Lineage and AgeX common stock, and for the year ended December 31, 2018, we recorded an unrealized loss of $0.4 million due to the decrease in fair market value of those marketable equity securities from the applicable balance sheet dates. We did not sell any marketable securities during any of the periods presented. As of December 31, 2019 and 2018, we held marketable equity securities with a total fair market value of $0.4 million as of each date, respectively.

Our Razor equity method investment of $11.245 million we made in September 2019 is being amortized over a 10-year useful life of the DetermaRx™ test, which is reflected in other income and operating expenses, net, as a pro rata loss in our equity method investment in Razor; accordingly, for the year ended December 31, 2019, the pro rata noncash loss recorded from our Razor equity method investment was $0.3 million.

Income taxes

As of December 31, 2019, we have net operating loss carryforwards of approximately $79.7 million for U.S. federal income tax purposes and $52.1 million for state income tax purposes. Federal net operating losses generated on or prior to December 31, 2017, expire in varying amounts between 2030 and 2037, while federal net operating losses generated after December 31, 2017, carryforward indefinitely. The state net operating losses expire in varying amounts between 2029 and 2039. We also have capital loss carryforwards for federal and state income tax purposes of $0.7 million each, which expire between 2020 and 2023.

As of December 31, 2019, we have research and development credit carryforwards for federal and state purposes of $1.4 million and $1.5 million, respectively. The federal credits will expire between 2030 and 2039, while the state credits have no expiration.

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

Liquidity and Capital Resources

Since inception, we have financed our operations through the sale of our common stock, warrants, warrant exercises, bank loans, and sales of Lineage common shares that we hold as marketable equity securities. Lineage has also provided Oncocyte with the use of Lineage facilities and services under the Shared Facilities Agreement, which was terminated as of December 31, 2019. We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $93.7 million at December 31, 2019. We expect to continue to incur operating losses and negative cash flows for the near future.

At December 31, 2019, we had $22.1 million of cash and cash equivalents and held shares of Lineage and AgeX common stock as marketable equity securities valued at $0.4 million.

On October 17, 2019, we refinanced our loan with Silicon Valley Bank as further discussed in Note 6 to our financial statements included elsewhere in this Report. The outstanding principal amount of the loan, with interest accrued, the final payment fee, and the prepayment fee may become due and payable prior to the applicable maturity date if an “Event of Default” as defined in the Loan and Security Agreement, as amended governing the loan (the “Loan Agreement”) occurs and is not cured within any applicable cure period. Upon the occurrence and during the continuance of an Event of Default, all obligations due to the Bank will bear interest at a rate per annum which is 5% above the then applicable interest rate. An Event of Default includes, among other events, failure to pay interest and principal when due, material adverse changes, which include a material adverse change in Oncocyte’s business, operations, or condition (financial or otherwise), failure to provide the bank with timely financial statements and copies of filings with the SEC, as required, legal judgments or pending or threatened legal actions of $50,000 or more, insolvency, and delisting from the NYSE American. Oncocyte’s obligations under the Loan Agreement are collateralized by substantially all of its assets other than intellectual property such as patents and trade secrets that Oncocyte owns. Accordingly, if an Event of Default were to occur and not be cured, the Bank could foreclose on its security interest in the collateral. We are in compliance with the Loan Agreement, as amended, as of the filing date of this Report.

In January 2020, we entered into a series of stock purchase agreements pursuant to which we sold a total of 3,523,776 shares of common stock for approximately $7.6 million in cash in an offering registered under the Securities Act of 1933, as amended (the “Securities Act”). On March 20, 2020, we entered into an Equity Distribution Agreement with Piper Sandler & Co as “Sales Agent” (“ATM Agreement”) which we may utilize in the future to raise up to $25 million of additional equity capital through the sale of shares of our common stock in “at the market” transactions through the Sales Agent. We believe that our current cash, cash equivalents, marketable equity securities, and our access to additional capital through the ATM Agreement are sufficient to carry out our current operations through at least twelve months from the issuance date of the financial statements included in this Report.

We expect that our operating expenses will increase as we build an integrated marketing and sales force and add new equipment and personnel to our CLIA laboratories to commercialize DetermaRx™, followed by DetermaDx™ and DetermaIOTM after development is completed. We will also incur additional operating expenses as we explore or commence the development of, or acquire, additional diagnostic tests. Additional expenses will also arise from leasing and improving our new office and laboratory facilities in Irvine California that will replace our reliance on Lineage’s facilities under the Shared Facilities Agreement, and from operating additional CLIA laboratories in Brisbane, California and Nashville, Tennessee. We do not expect to generate significant revenues from marketing our diagnostic tests until we receive Medicare reimbursement approval for those tests and are able perform those tests for physicians and their patients. We may also explore a range of other commercialization options in order to reduce our capital needs and expenditures and the risks associated the timelines and uncertainty for attaining the Medicare reimbursement approvals that will be essential for the successful commercialization of our cancer diagnostic tests. Those alternative arrangements could include marketing arrangements with other diagnostic companies through which we might receive a royalty on sales, or through which we might form a joint venture to market one or more tests and share in net revenues.

We will need to continue to raise additional capital to finance our operations, including the development and commercialization of our diagnostic tests, and making payments that become due under our obligations to Razor shareholders and Insight shareholders, until such time as we are able to generate sufficient revenues to cover our operating expenses. Delays in the development of DetermaDx™ or DetermaIOTM, or both, or obtaining reimbursement coverage from Medicare for our diagnostic tests could prevent us from raising sufficient additional capital to finance the completion of development and commercial launch of those tests. Investors may be reluctant to provide us with capital until our tests are approved for reimbursement by Medicare or reimbursement by private healthcare insurers or healthcare providers. The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Sales of additional equity securities could result in the dilution of the interests of our shareholders. We cannot assure that adequate financing will be available on favorable terms, if at all.

Cash used in operating activities

During the years ended December 31, 2019 and 2018, our total research and development expenses were $6.8 million and $6.5 million, respectively, our general and administrative expenses were $13.3 million and $7.0 million, respectively, and our sales and marketing expenses were $2.2 million and $1.7 million, respectively. Net loss for the years ended December 31, 2019 and 2018 amounted to $22.4 million and $15.8 million, respectively, and net cash used in operating activities amounted to $19.7 million and $11.6 million, respectively. Our cash used in operating activities during 2019 does not include the following noncash items: $3.0 million in stock-based compensation; $0.3 million in depreciation expense; $0.3 million in pro rata loss from our equity method investment in Razor; and $0.2 million for warrants issued for capital market and other advisory services. The amount of cash used in operations reflects the payment of obligations accrued during prior periods, including a payment of approximately $2.1 million to Lineage for accrued Use Fees under the Shared Facilities Agreement. Changes in working capital were approximately $1.6 million as a use of cash, which includes the $2.1 million payment to Lineage for accrued Use Fees.

Cash used in investing activities

During the year ended December 31, 2019, net cash used in investing activities was $12.4 million, primarily attributable to the $11.245 million investment we made in Razor and $0.9 million in purchases of machinery and equipment principally for our laboratories.

Cash provided by financing activities

During the year ended December 31, 2019, cash provided by financing activities was $47.9 million. We received $45.6 million in net cash proceeds from the sale of 15.8 million shares of our common stock during the year, $2.5 million in net loan proceeds from refinancing our bank loan in October 2019, and $0.9 million from exercises of stock options. These cash inflows were offset by $0.7 million of principal payments for our bank loan prior to the refinancing and $0.4 million used to repay our financing lease obligations.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

OncoCyte Corporation

Irvine, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of OncoCyte Corporation (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ OUM & CO. LLP

San Francisco, California

March 25, 2020

We have served as the Company’s auditor since 2015.

Item 8. Financial Statements and Supplementary Data

ONCOCYTE CORPORATION

BALANCE SHEETS

(In thousands)

	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,072	$8,034
Marketable equity securities	379	428
Prepaid expenses and other current assets	505	180
Total current assets	22,956	8,642

NONCURRENT ASSETS
Right-of-use assets, machinery and equipment, net	3,728	614
Deposits and other noncurrent assets	2,211	262
Equity method investment in Razor	10,964	-
TOTAL ASSETS	$39,859	$9,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Amount due to Lineage and affiliates	$6	$2,101
Accounts payable	469	166
Accrued expenses and other current liabilities	2,610	2,109
Loan payable, current	1,125	800
Right-of-use and financing lease liabilities, current	230	385
Total current liabilities	4,440	5,561

NONCURRENT LIABILITIES
Loan payable, net of deferred financing costs, noncurrent	1,905	347
Right-of-use and financing lease liabilities, noncurrent	2,676	187
TOTAL LIABILITIES	9,021	6,095

Commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value, 85,000 shares authorized; 57,032 and 40,664 shares issued and outstanding at December 31, 2019 and 2018, respectively	124,583	74,742
Accumulated other comprehensive loss	-	-
Accumulated deficit	(93,745)	(71,319)
Total shareholders’ equity	30,838	3,423
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,859	$9,518

The accompanying notes are an integral part of these financial statements.

ONCOCYTE CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018

OPERATING EXPENSES
Research and development	$6,794	$6,514
General and administrative	13,281	7,007
Sales and marketing	2,164	1,681
Total operating expenses	22,239	15,202

Loss from operations	(22,239)	(15,202)

OTHER INCOME (EXPENSES), NET
Loss on extinguishment of debt	(153)	-
Interest income (expense), net	299	(216)
Unrealized loss on marketable equity securities	(49)	(427)
Pro rata loss from equity method investment in Razor	(281)	-
Other income (expense), net	(3)	91
Total other expenses, net	(187)	(552)

NET LOSS	$(22,426)	$(15,754)

Net loss per share; basic and diluted	$(0.44)	$(0.42)

Weighted average shares outstanding; basic and diluted	51,296	37,850

The accompanying notes are an integral part of these financial statements.

ONCOCYTE CORPORATION

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2019	2018

NET LOSS	$(22,426)	$(15,754)
Other comprehensive loss, net of tax	-	-
COMPREHENSIVE LOSS	$(22,426)	$(15,754)

The accompanying notes are an integral part of these financial statements.

ONCOCYTE CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Loss	Deficit	Equity
BALANCE AT DECEMBER 31, 2017	31,452	$59,968	$(888)	$(54,677)	$4,403
Net loss	-	-	-	(15,754)	(15,754)
Cumulative-effect adjustment for adoption of ASU 2016-01 on January 1, 2018	-	-	888	(888)	-
Stock-based compensation	-	1,479	-	-	1,479
Sale of common shares and warrants	9,192	13,592	-	-	13,592
Financing costs paid to issue common shares	-	(355)	-	-	(355)
Exercise of stock options	20	58	-	-	58
BALANCE AT DECEMBER 31, 2018	40,664	$74,742	$-	$(71,319)	$3,423
Net loss	-	-	-	(22,426)	(22,426)
Stock-based compensation	-	2,995	-	-	2,995
Sale of common shares	15,793	48,850	-	-	48,850
Financing costs paid to issue common shares	-	(3,317)	-	-	(3,317)
Exercise of stock options	575	943	-	-	943
Issuance of warrants	-	370	-	-	370
BALANCE AT DECEMBER 31, 2019	57,032	$124,583	$-	$(93,745)	$30,838

The accompanying notes are an integral part of these financial statements.

ONCOCYTE CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,426)	$(15,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	344	438
Amortization of intangible assets	-	121
Amortization of right of use assets and liabilities	7	-
Pro rata loss from equity method investment in Razor	281	-
Amortization of prepaid maintenance	37	18
Impairment charge for intangible assets	-	625
Stock-based compensation	2,995	1,479
Dividend income from AgeX Therapeutics common stock received as a dividend-in-kind	-	(96)
Unrealized loss on marketable equity securities	49	427
Amortization of debt issuance costs	59	77
Loss on extinguishment of debt	153	-
Warrants issued for advisory services	234	-
Other	107	23
Changes in operating assets and liabilities:
Amount due to Lineage and affiliates	(2,094)	2
Prepaid expenses and other current assets	(202)	(11)
Accounts payable and accrued liabilities	741	1,002
Net cash used in operating activities	(19,715)	(11,649)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity method investment in Razor	(11,245)	-
Purchase of equipment	(918)	(31)
Security deposit and other	(252)	-
Net cash used in investing activities	(12,415)	(31)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	943	58
Proceeds from sale of common shares	48,850	10,000
Financing costs to issue common shares	(3,288)	(65)
Proceeds from sale of common shares and warrants	-	3,592
Financing costs to issue common shares and warrants	-	(290)
Proceeds from refinance of bank loan	3,000	-
Payoff of principal and bank fees from refinancing of bank loan	(516)	-
Repayment of principal of loan payable prior to refinancing	(667)	(800)
Repayment of financing lease obligations	(454)	(381)
Net cash provided by financing activities	47,868	12,114

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	15,738	434
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the year	8,034	7,600
At end of the year	$23,772	$8,034

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$171	$142

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
See Note 10 for additional disclosures
Deferred final commitment fee for bank loan	$200	$-
Equipment purchased under financing leases	-	209

The accompanying notes are an integral part of these financial statements.

ONCOCYTE CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Organization, Description of the Business and Liquidity

OncoCyte Corporation (“Oncocyte”), incorporated in 2009 in the state of California, is a molecular diagnostics company focused on developing and commercializing proprietary laboratory-developed tests (“LDTs”) to serve unmet medical needs across the cancer care continuum. Oncocyte’s mission is to provide actionable information to physicians and patients at critical decision points to optimize diagnosis and treatment decisions, improve patient outcomes, and reduce overall cost of care. Oncocyte has prioritized lung cancer as its first indication. Lung cancer remains the leading cause of cancer death in the United States, despite the availability of molecular testing and novel therapies to treat patients.

Oncocyte’s first product for commercial release is a proprietary treatment stratification test called DetermaRx™ that identifies which patients with early stage non-small cell lung cancer may benefit from chemotherapy, resulting in a significantly higher, five-year survival rate. Oncocyte is also developing DetermaDx™, as a proprietary non-invasive blood test using molecular markers to determine whether lung nodules detected through imaging are unlikely to be malignant, with the goal of reducing the number of unnecessary invasive and expensive diagnostic biopsy procedures.

Oncocyte holds a 25% equity interest in Razor Genomics, Inc. (“Razor”), a privately held company, developing a proprietary treatment stratification laboratory test to assist physicians in the management of non-small cell lung cancer. Razor’s key product is a commercially ready treatment stratification test called “DetermaRx™” for early stage lung cancer. Oncocyte has licensed all rights to commercialize DetermaRx™ and plans to conduct certain clinical trials for purposes of promoting commercialization (see Note 5).

On January 31, 2020 (the “Merger Date”), Oncocyte completed its acquisition of Insight Genetics, Inc. (“Insight”), pursuant to an Agreement and Plan of Merger, dated as of January 10, 2020 (the “Merger Agreement”), pursuant to which a newly incorporated wholly-owned subsidiary of Oncocyte (“Merger Sub”) merged with and into Insight such that the separate existence of Merger Sub ceased and Insight survived as a wholly-owned subsidiary of Oncocyte (the “Merger”).

Prior to the Merger, Insight was a privately held company specializing in the discovery, development and commercialization of the multi-gene molecular, laboratory-developed diagnostic tests that Oncocyte has branded as DetermaIO™. Oncocyte entered into the Merger Agreement to acquire Insight’s technology and pharma service offerings. Insight has a CLIA-certified diagnostic laboratory with the capacity to support clinical trials or assay design on certain commercially available analytic platforms that may be used to develop additional diagnostic tests. Insight has also performed assay development and clinical testing for pharmaceutical and biotechnology companies. See Note 11 for further discussion of the Merger.

Oncocyte is currently devoting substantially all of its efforts on developing and commercializing its lung cancer diagnostic tests DetermaDx™, DetermaRx™ and DetermaIO™.

Liquidity

For all periods presented, Oncocyte generated no revenues. Since inception, Oncocyte has financed its operations through the sale of common stock, warrants, warrant exercises, bank loans, and sales of Lineage Cell Therapeutics, Inc. (“Lineage”) common shares that it holds as marketable equity securities. Lineage also provided Oncocyte with accounting, billing, bookkeeping, payroll, treasury, payment of accounts payable, and other similar administrative services, and the use of Lineage office and laboratory facilities, under a Shared Facilities and Services Agreement (the “Shared Facilities Agreement”), which was terminated as to all services on September 30, 2019, and as to all use of facilities on December 31, 2019 (see Note 4). Oncocyte has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $93.7 million as of December 31, 2019. Oncocyte expects to continue to incur operating losses and negative cash flows for the foreseeable future.

At December 31, 2019, Oncocyte had $22.1 million of cash and cash equivalents and held Lineage and AgeX Therapeutics, Inc. (“AgeX”) common stock as marketable equity securities with a combined fair market value of $0.4 million. In January 2020, Oncocyte entered into a series of stock purchase agreements pursuant to which Oncocyte sold a total of 3,523,776 shares of common stock for approximately $7.6 million in cash in an offering registered under the Securities Act of 1933, as amended (the “Securities Act”) (see Note 11). On March 20, 2020, Oncocyte entered into an Equity Distribution Agreement with Piper Sandler & Co for an at-the-market sales agreement (“ATM Agreement”) with Piper Sandler & Co. (the “Sales Agent”), in which Oncocyte may utilize to raise up to $25 million of additional equity capital through the sale of shares of Oncocyte common stock from time to time, if necessary, in at-the-market transactions through the Sales Agent (see Note 11). Oncocyte believes that its current cash, cash equivalents and marketable equity securities, and its access to additional capital through the ATM Agreement are sufficient to carry out current operations through at least twelve months from the issuance date of the financial statements included in this Report.

Oncocyte will need to raise additional capital to finance its operations, including the development and commercialization of its cancer diagnostic tests, until such time as it is able to complete development and commercialize one or more tests and generate sufficient revenues to cover its operating expenses. Presently, Oncocyte is devoting substantially all of its efforts on developing and commercializing its cancer diagnostic tests DetermaDx™, DetermaRx™ and DetermaIO™. Oncocyte may also explore a range of other commercialization options in order to reduce capital needs and the risks associated with the timelines and uncertainty for attaining the Medicare and commercial reimbursement approvals that will be essential for the successful commercialization of Oncocyte’s cancer tests. Those alternative arrangements could include marketing arrangements with other diagnostic companies through which Oncocyte might receive a royalty on sales, or through which it might form a joint venture to market its cancer tests and share in net revenues.

Delays in the development of DetermaDx™ or DetermaIO™, or both, or obtaining reimbursement coverage from Medicare for Oncocyte’s cancer diagnostic tests could prevent it from raising sufficient additional capital to finance the completion of development and commercial launch of those tests. Investors may also be reluctant to provide Oncocyte with capital until its tests are approved for reimbursement by Medicare or private insurers or healthcare providers. The unavailability or inadequacy of financing or revenues to meet future capital needs could force Oncocyte to modify, curtail, delay, or suspend some or all aspects of planned operations. Sales of additional equity securities could result in the dilution of the interests of its shareholders. Oncocyte cannot assure that adequate financing will be available on favorable terms, if at all.

2. Summary of Significant Accounting Policies

Basis of presentation

The financial statements are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Prior to February 17, 2017, Lineage consolidated the results of Oncocyte into Lineage’s consolidated results based on Lineage’s ability to control Oncocyte’s operating and financial decisions and policies through its then majority ownership of Oncocyte common stock. Beginning on February 17, 2017, Lineage’s percentage ownership of the outstanding Oncocyte common stock declined below 50%, resulting in a loss of “control” of Oncocyte under GAAP and, as a result, Lineage deconsolidated Oncocyte’s financial statements from Lineage’s consolidated financial statements. As a result of this deconsolidation, Oncocyte is no longer considered a subsidiary of Lineage under GAAP with effect from February 17, 2017. As of December 31, 2019, because Lineage’s ownership interest in Oncocyte decreased to below 20%, Lineage no longer exercises significant influence over the operations and management of Oncocyte. As of the date of this Report, Lineage’s ownership interest in Oncocyte is below 10%. However, Oncocyte may still be considered an affiliate of Lineage.

Through the year ended December 31, 2019, to the extent Oncocyte did not have its own employees or human resources for its operations, Lineage or Lineage subsidiaries provided certain employees for administrative or operational services, as necessary, for the benefit of Oncocyte (see Note 4). Accordingly, Lineage allocated expenses such as salaries and payroll related expenses incurred and paid on behalf of Oncocyte based on the amount of time that particular employees devoted to Oncocyte affairs. Other expenses such as legal, accounting, human resources, marketing, travel, and entertainment expenses were allocated to Oncocyte to the extent that those expenses were incurred by or on behalf of Oncocyte. Lineage also allocated certain overhead expenses such as facilities rent and utilities, property taxes, insurance, internet and telephone expenses based on a percentage determined by management. These allocations have been made based upon activity-based allocation drivers such as time spent, percentage of square feet of office or laboratory space used, and percentage of personnel devoted to Oncocyte’s operations or management. Management has evaluated the appropriateness of the percentage allocations on a periodic basis and believes that this basis for allocation is reasonable.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates estimates which are subject to significant judgment, including those related to the going concern assessments of Oncocyte financial statements, allocation of direct and indirect expenses, useful lives associated with long-lived intangible assets, equipment and furniture, key assumptions in operating and financing leases, including incremental borrowing rates, loss contingencies, valuation allowances related to deferred income taxes, and assumptions used to value stock-based awards, debt or other equity instruments. Actual results could differ materially from those estimates.

Going concern assessment

In accordance with FASB’s standard on going concern, Accounting Standard Update, or ASU No. 2014-15, Oncocyte assesses going concern uncertainty in its financial statements to determine if it has sufficient cash, cash equivalents and working capital on hand, including marketable equity securities, and any available borrowings on loans, to operate for a period of at least one year from the date the financial statements are issued, which is referred to as the “look-forward period” as defined by ASU No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to Oncocyte, it will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and its ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, Oncocyte makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent Oncocyte deems probable those implementations can be achieved and it has the proper authority to execute them within the look-forward period in accordance with ASU No. 2014-15.

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

In determining fair value, Oncocyte utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. For the periods presented, Oncocyte has no financial assets or liabilities recorded at fair value on a recurring basis, except for cash and cash equivalents consisting of money market funds and marketable equity securities of Lineage and AgeX common stock held by Oncocyte described below. These assets are measured at fair value using the period-end quoted market prices as a Level 1 input.

The carrying amounts of cash equivalents, prepaid expenses and other current assets, amounts due to Lineage and other affiliates, accounts payable, accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.

The carrying amount of the Loan Payable to Silicon Valley Bank approximates fair value because the loan bears interest at a floating market rate (see Note 6).

Cash and cash equivalents

Cash equivalents typically consist of money market fund investments for capital preservation, with maturities of three months or less when purchased. At December 31, 2019 and 2018, Oncocyte’s cash and cash equivalents balances totaled $22.1 million and $8.0 million, respectively.

Financial instruments that potentially subject Oncocyte to credit risk consist principally of cash and cash equivalents. Oncocyte maintains cash and cash equivalent balances at financial institutions in excess of amounts insured by United States government agencies. Oncocyte places its cash and cash equivalents with high credit quality financial institutions.

Restricted cash

Oncocyte classifies cash that has contractual or legal restrictions imposed by third parties as restricted cash, which is restricted as to withdrawal or use except for the specified purpose under a contract. Oncocyte includes the restricted cash consistent with the nature of the underlying contract and classifies it as part of current assets if the restricted cash will be released in the next twelve months from the balance sheet date, or in deposits and other noncurrent assets if it will be restricted for longer than twelve months from the balance sheet date.

Oncocyte adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash, and that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. Prior to the adoption of ASU 2016-18, restricted cash was not included with cash and cash equivalents on the statements of cash flows.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet dates that comprise the total of the same such amounts shown in the statements of cash flows in accordance with ASU 2016-18 (in thousands):

	December 31, 2019	December 31, 2018

Cash and cash equivalents	$22,072	$8,034
Restricted cash included in deposits and other noncurrent assets (see Note 10)	1,700	-
Total cash, cash equivalents, and restricted cash as shown in the statements of cash flows	$23,772	$8,034

Investments in common stock of privately held companies

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

Accounting for Lineage and AgeX shares of common stock

Oncocyte accounts for the Lineage shares it holds, including the AgeX shares of common stock received as a dividend-in-kind on November 28, 2018, as marketable equity securities in accordance with ASC 320-10-25, Investments – Debt and Equity Securities, as amended by Accounting Standards Update (“ASU”) 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, as the shares have a readily determinable fair value quoted on the NYSE American and are held principally to meet future working capital purposes, as necessary. The securities are measured at fair value and reported as current assets on the balance sheet based on the closing trading price of the security as of the date being presented.

On November 28, 2018, Lineage distributed shares of AgeX common stock owned by Lineage to holders of Lineage common shares, on a pro rata basis, in the ratio of one share of AgeX common stock for every ten Lineage common shares owned. As a shareholder of Lineage common stock, Oncocyte received 35,326 shares of AgeX common stock as its pro rata share and recorded a $96,000 dividend in other income and expenses for the year ended December 31, 2018.

For the year ended December 31, 2018, Oncocyte recorded an unrealized loss of $427,000, included in other income and expenses, net, due to the decrease in fair market value of the Lineage shares from January 1, 2018 to December 31, 2018, and the decrease in the fair market value of the AgeX shares from November 28, 2018 to December 31, 2018.

As of December 31, 2019, Oncocyte held 353,264 and 35,326 shares of common stock of Lineage and AgeX, respectively, as marketable equity securities with a combined fair market value of $379,000.

Machinery and equipment

Machinery and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally over a period of 3 to 10 years. For equipment purchased under financing leases, Oncocyte depreciates the equipment based on the shorter of the useful life of the equipment or the term of the lease, ranging from 3 to 5 years, depending on the nature and classification of the financing lease. Maintenance and repairs are expensed as incurred whereas significant renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is reflected in Oncocyte’s results of operations.

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

Accounting for warrants

Oncocyte determines the accounting classification of warrants it issues, as either liability or equity classified, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate Oncocyte to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480-10, Oncocyte assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, and in order to conclude equity classification, Oncocyte also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. After all relevant assessments, Oncocyte concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. Oncocyte does not have any liability classified warrants as of any period presented (see Note 7).

Income taxes

Oncocyte has filed a standalone U.S. federal income tax return since its inception. For California purposes, Oncocyte activity for 2016 and for the period from January 1, 2017 through February 16, 2017, the date immediately before Lineage owned less than 50% of Oncocyte outstanding common stock, was included in Lineage’s California combined tax return. For periods beginning on February 17, 2017 and thereafter, Oncocyte filed or will file a standalone California income tax return. The provision for state income taxes has been determined as if Oncocyte had filed separate tax returns for the periods presented. Accordingly, the effective tax rate of Oncocyte in future years could vary from its historical effective tax rates depending on the future legal structure of Oncocyte and related tax elections. The historical deferred tax assets, including the operating losses and credit carryforwards generated by Oncocyte, will remain with Oncocyte. Oncocyte accounts for income taxes in accordance with ASC 740, Income Taxes, which prescribes the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. Oncocyte’s judgments regarding future taxable income may change over time due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If Oncocyte’s assumptions and consequently its estimates change in the future, the valuation allowance may be increased or decreased, which may have a material impact on Oncocyte’s statements of operations.

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Oncocyte will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2019 and 2018. Oncocyte is not aware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation for the years ended December 31, 2019 and 2018. Oncocyte is currently unaware of any tax issues under review.

On December 22, 2017, the United States enacted major federal tax reform legislation, Public Law No. 115-97, commonly referred to as the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”), which enacted a broad range of changes to the Internal Revenue Code. Changes to taxes on corporations impacted by the 2017 Tax Act include, but are not limited to, lowering the U.S. federal tax rates to a 21% flat tax rate, eliminating the corporate alternative minimum tax (“AMT”), imposing additional limitations on the deductibility of interest and net operating losses, allowing any net operating loss (“NOLs”) generated in tax years ending after December 31, 2017 to be carried forward indefinitely and generally repealing carrybacks, reducing the maximum deduction for NOL carryforwards arising in tax years beginning after 2017 to a percentage of the taxpayer’s taxable income, and allowing for additional expensing of certain capital expenditures. (see Note 9).

Research and development expenses

Research and development expenses include both direct expenses incurred by Oncocyte and indirect overhead costs incurred by Lineage and allocated to Oncocyte under the Shared Facilities Agreement as expenses that benefited or supported Oncocyte’s research and development functions. The Shared Facilities Agreement was terminated as of December 31, 2019 (see Note 4). Direct research and development expenses consist primarily of personnel costs and related benefits, including stock-based compensation, consulting fees, and obligations incurred to suppliers. Indirect research and development expenses allocated by Lineage to Oncocyte under the Shared Facilities Agreement (see Note 4), were primarily based on headcount or space occupied, as applicable, and include laboratory supplies, laboratory expenses, rent and utilities, common area maintenance, telecommunications, property taxes and insurance. Research and development costs are expensed as incurred.

General and administrative expenses

General and administrative expenses include both direct expenses incurred by Oncocyte and indirect overhead costs incurred by Lineage and allocated to Oncocyte under the Shared Facilities Agreement as expenses that benefited or supported Oncocyte’s general and administrative functions (see Note 4). Direct general and administrative expenses consist primarily of compensation and related benefits, including stock-based compensation, for executive and corporate personnel, and professional and consulting fees. Indirect general and administrative expenses allocated by Lineage to Oncocyte under the Shared Facilities Agreement (see Note 4) were primarily based on headcount or space occupied, as applicable, and include costs for financial reporting and compliance, rent and utilities, common area maintenance, telecommunications, property taxes and insurance.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel costs and related benefits, including stock-based compensation, trade show expenses, branding and positioning expenses, and consulting fees. Indirect sales and marketing expenses allocated by Lineage, were primarily based on Oncocyte’s headcount or space occupied, as applicable, and include costs for rent and utilities, common area maintenance, telecommunications, property taxes and insurance, incurred by Lineage and allocated to Oncocyte under the Shared Facilities Agreement (see Note 4).

Stock-based compensation

Oncocyte recognizes compensation expense related to employee option grants and restricted stock grants, if any, in accordance with FASB ASC 718, Compensation – Stock Compensation (“ASC 718”).

All excess tax benefits and tax deficiencies from stock-based compensation awards accounted for under ASC 718 are recognized as income tax benefit or expense, respectively, in the statements of operations. An excess income tax benefit arises when the tax deduction of a share-based award for income tax purposes exceeds the compensation cost recognized for financial reporting purposes and, a tax deficiency arises when the compensation cost exceeds the tax deduction. Because Oncocyte has a full valuation allowance for all periods presented (see Note 9), there was no impact to Oncocyte statements of operations for any excess tax benefits or deficiencies, as any excess benefit or deficiency would be offset by the change in the valuation allowance. Forfeitures are accounted for as they occur.

Oncocyte estimates the fair value of employee stock-based payment awards on the grant-date and recognizes the resulting fair value over the requisite service period. For stock-based awards that vest only upon the attainment of one or more performance goals set by Oncocyte at the time of the grant (sometimes referred to as milestone vesting), compensation cost is recognized if and when Oncocyte determines that it is probable that the performance condition or conditions will be, or have been, achieved. Oncocyte uses the Black-Scholes option pricing model for estimating the fair value of options granted under Oncocyte’s equity plans. The fair value of each restricted stock grant, if any, is determined based on the value of the common stock granted or sold. Oncocyte has elected to treat stock-based payment awards with graded vesting schedules and time-based service conditions as a single award and recognizes stock-based compensation on a straight-line basis over the requisite service period.

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

The Black-Scholes option pricing model requires Oncocyte to make certain assumptions including the expected option term, the expected volatility, the risk-free interest rate and the dividend yield (see Note 8).

The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. Oncocyte estimates the expected term of options granted based on its own experience and, in part, based on upon the “simplified method” provided under Staff Accounting Bulletin, Topic 14, or SAB Topic 14, as necessary. For the years ended December 31, 2019 and 2018, Oncocyte estimated the expected volatility using its own stock price volatility to the extent applicable or a combination of its stock price volatility and the stock price volatility of peer companies, for a period equal to the expected term of the options. The risk-free interest rate assumption is based upon observed interest rates on the United States government securities appropriate for the expected term of Oncocyte’s stock options. The dividend yield assumption is based on Oncocyte’s history and expectation of dividend payouts. Oncocyte has never declared or paid any cash dividends on its common stock, and Oncocyte does not anticipate paying any cash dividends in the foreseeable future.

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the weighted-average number of shares of common stock outstanding plus the potential effect of dilutive securities or contracts which are exercisable to common stock, such as stock options and warrants (using the treasury stock method) and shares issuable in future periods, except in cases where the effect would be anti-dilutive. Because Oncocyte reported net losses for all periods presented, all potentially dilutive common stock is antidilutive for those periods.

The following common stock equivalents were excluded from the computation of diluted net loss per common share of common stock for the years ended December 31, 2019 and 2018 because including them would have been antidilutive (in thousands):

	Year Ended December 31,
	2019	2018
Stock options	1,589	3,578
Warrants	3,384	4,035

Segments

Oncocyte’s executive management team, as a group, represents the entity’s chief operating decision makers. To date, Oncocyte’s executive management team has viewed Oncocyte’s operations as one segment that includes the research and development of diagnostic tests for the detection of cancer. As a result, the financial information disclosed materially represents all of the financial information related to Oncocyte’s sole operating segment.

Recently adopted accounting pronouncements

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

The adoption of ASC 842 did not have a material impact to Oncocyte’s financial statements because Oncocyte did not have any significant operating leases at the time of adoption. During the year ended December 31, 2019, Oncocyte entered into various operating leases and an embedded operating lease in accordance with ASC 842 discussed in Notes 5 and 10. Oncocyte’s accounting for financing leases (previously referred to as “capital leases”) remained substantially unchanged. Financing leases are included in machinery and equipment, and in financing lease liabilities, current and noncurrent, in Oncocyte’s balance sheets (see Note 10).

Recently issued accounting pronouncements not yet adopted

The following accounting standard, which is not yet effective, is presently being evaluated by Oncocyte to determine the impact that it might have on its financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes the following exceptions: exception to the incremental approach for intraperiod tax allocation; exception to accounting for basis differences when there are ownership changes in foreign investments; and exception to interim period tax accounting for year to date losses that exceed anticipated losses. ASU 2019-12 also improves financial reporting for franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. Oncocyte will adopt this standard as of January 1, 2021 and is currently evaluating the disclosure requirements and its effect on the financial statements.

3. Selected Balance Sheet Components

Prepaid expenses and other current assets

As of December 31, 2019 and 2018, prepaid expenses and other current assets were comprised of the following (in thousands):

	2019	2018

Prepaid insurance	$80	$102
Prepaid vendors, deposits and service agreements	389	-
Other	36	78
Total prepaid expenses and other current assets	$505	$180

Deposits and other noncurrent assets

As of December 31, 2019 and 2018, deposits and other noncurrent assets were comprised of the following (in thousands):

	2019	2018

Restricted cash and security deposit for the Irvine Lease (Note 10)	$1,850	$-
Long-term prepaid maintenance contracts	268	262
Other	93	-
Total deposits and other noncurrent assets	$2,211	$262

Accrued expenses and other current liabilities

As of December 31, 2019 and 2018, accrued expenses and other current liabilities were comprised of the following (in thousands):

	2019	2018
Accrued compensation	$1,287	$1,303
Accrued vendors and other expenses	1,323	806
Accrued expenses and other current liabilities	$2,610	$2,109

Right-of-use assets, machinery and equipment, net

At December 31, 2019 and 2018, rights-of-use assets, machinery and equipment, net, were comprised of the following (in thousands):

	2019	2018
Machinery and equipment	$1,215	$1,562
Right-of-use assets for operating leases (1)	2,856	-
Accumulated depreciation and amortization	(343)	(948)
Right-of-use assets, machinery and equipment, net	$3,728	$614

(1)	Oncocyte recorded certain right-of-use assets and liabilities in accordance with ASC 842 (see Notes 5 and 10).

Depreciation expense amounted to approximately $344,000 and $438,000 for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, Oncocyte wrote off $0.9 million in fully depreciated machinery and equipment with a corresponding adjustment to accumulated depreciation. During the year ended December 31, 2018, Oncocyte entered into financing leases for laboratory equipment totaling $209,000. No financing leases were entered into for the year ended December 31, 2019.

4. Related Party Transactions

Shared Facilities and Service Agreement

On October 8, 2009, Oncocyte and Lineage executed the Shared Facilities Agreement. Beginning on October 1, 2019, Oncocyte ceased using shared services and has hired its own administrative, finance and accounting personnel. Effective December 31, 2019, Oncocyte terminated the Shared Facilities Agreement and is no longer using a portion of Lineage’s facilities in Alameda, California. Under the terms of the Shared Facilities Agreement, Lineage permitted Oncocyte to use Lineage’s office and laboratory facility and equipment located in Alameda, California. Through September 30, 2019, Lineage provided accounting, billing, bookkeeping, payroll, treasury, payment of accounts payable, and other similar administrative services to Oncocyte and through December 31, 2019, Lineage permitted Oncocyte the use of Lineage’s office and laboratory facilities and equipment. In January 2020, Oncocyte moved into its new corporate headquarters in Irvine, California, and continues to operate its laboratories from Brisbane, California (see Notes 10 and 11).

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

The Use Fee was determined and invoiced to Oncocyte on a regular basis, generally monthly or quarterly. If the Shared Facilities Agreement terminates prior to the last day of a billing period, the Use Fee will be determined for the number of days in the billing period elapsed prior to the termination of the Shared Facilities Agreement. Each invoice will be payable in full by Oncocyte within 30 days after receipt. Any invoice, or portion thereof, not paid in full when due will bear interest at the rate of 15% per annum until paid.

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

The Shared Facilities Agreement was not considered a lease under the provisions of ASC 842 discussed in Note 2, because, among other factors, a significant part of the Shared Facilities Agreement is a contract for services, not a tangible asset, and was cancelable by either party without penalty.

In the aggregate, Lineage charged Use Fees to Oncocyte as follows (in thousands):

	Year Ended December 31,
	2019	2018
Research and development	$696	$882
General and administrative	438	375
Sales and marketing	108	310
Total use fees	$1,242	$1,567

As of December 31, 2018, Oncocyte had $2.1 million outstanding and payable to Lineage and affiliates included in current liabilities on account of Use Fees under the Shared Facilities Agreement. In February 2019, Oncocyte paid the $2.1 million owed to Lineage for prior services provided under the Shared Facilities Agreement. As of December 31, 2019, amounts owed to Lineage under the Shared Facilities Agreement were insignificant.

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

On March 28, 2018, Oncocyte entered into securities purchase agreements with two accredited investors for the private placement of 7,936,508 shares of Oncocyte’s common stock for $1.26 per share, for total gross proceeds of $10.0 million before deducting offering expenses, $8.0 million of which was received in March 2018 and $2.0 million in May 2018. The securities purchase agreements contain certain registration rights. The investors are Broadwood Partners, L.P. (“Broadwood”) and George Karfunkel, who beneficially own more than 5% of Oncocyte’s outstanding common stock. Oncocyte agreed to register the shares sold to the investors for resale under the Securities Act not later than 60 days after the closing of the sale of the shares. Oncocyte also agreed to pay liquidated damages calculated in the manner provided in the securities purchase agreement if Oncocyte did not file the registration statement in a timely manner. Because the registration statement was not filed as required by the securities purchase agreement during the year ended December 31, 2018, Oncocyte accrued $300,000 on account of liquidated damages owed and paid this amount in March 2019. In June 2019, Oncocyte filed a registration statement to register all the shares underlying the securities purchase agreement.

On November 13, 2019, Oncocyte entered into a series of stock purchase agreements in which Oncocyte sold a total of 5,058,824 shares of common stock for approximately $8.6 million in cash in an offering registered under the Securities Act. As part of this offering, Broadwood purchased 1,176,471 shares (see Note 11).

Consulting Services

During the year ended December 31, 2019, Oncocyte incurred consulting fees of $0.4 million to a firm in which Oncocyte’s current President and Chief Executive Officer, Ronald Andrews, was a partner. Mr. Andrews resigned from this firm as an active partner effective June 30, 2019, the date prior to commencement of his employment by Oncocyte.

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

Oncocyte has agreed to exercise the Option if, within a specified time frame, certain milestones are met related to the contracting of clinical trial sites for a clinical trial of DetermaRx™. Even if DetermaRx™ clinical trial milestones are not met within the time frame referenced in the Purchase Agreement and the Minority Purchase Agreements, Oncocyte will have the option, but not the obligation, to purchase the balance of the outstanding Razor common stock from Encore and the Minority Shareholders for the Additional Purchase Payment that would be applicable if the milestones were met. Oncocyte’s obligations to purchase the Razor shares from Encore and the Minority Shareholders are subject to the satisfaction of certain conditions customary for a transaction of this kind.

Development Agreement

Under the Development Agreement, Razor reserved as a “Clinical Trial Expense Reserve” $4 million of the proceeds it received at the Initial Closing from the sale of the Preferred Stock to Oncocyte, to fund Razor’s share of costs incurred in connection with a clinical trial of DetermaRx™ for purposes of promoting commercialization (“Clinical Trial”).

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

The Development Agreement provides for certain payments by Oncocyte to Encore if certain product reimbursement, Clinical Trial, and financing milestones are attained. Oncocyte has paid Encore $1 million in cash as a milestone payment for the receipt of a preliminary positive coverage decision from the Centers for Medicare and Medicaid Services Molecular Diagnostic Services Program (“CSM/MolDx”) for DetermaRx™ (the “Preliminary Coverage Milestone Payment”). In the event Razor receives the final positive coverage decision from CMS/MolDx for reimbursement of patient costs of DetermaRx™ within 12 months after the Initial Closing, Oncocyte will pay Encore $4 million (“CMS Final Milestone Payment”). Oncocyte will account for those milestone payments as part of its equity method investment in Razor.

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

Sublicense Agreement

Under the Sublicense Agreement, Razor granted to Oncocyte an exclusive worldwide sublicense under certain patent rights applicable to DetermaRx™ in the field of use covered by the applicable license held by Razor for purposes of commercialization and development of DetermaRx™ (the “License Agreement’).

Oncocyte will make royalty payments to Encore and the Minority Shareholders based on the net cash revenues actually collected from the commercialization of DetermaRx™, less certain related costs including certain payments by Oncocyte to third parties as royalties and revenue share payments owed by Razor to third parties with respect to revenues from the commercialization of DetermaRx™. The initial royalty rate payable to Encore and the Minority Shareholders will be a low double-digit percentage and will decline as certain cumulative net revenue benchmarks are reached, with a single digit royalty rate payable to them as the benchmarks are attained. Royalties will be payable to Encore and the Minority Shareholders on a quarterly basis.

Laboratory Agreement

Under the Laboratory Agreement, Oncocyte has assumed Razor’s Laboratory Agreement payment obligations of $450,000 per year (see Note 10). The Laboratory Agreement gives Oncocyte the right to use Razor’s CLIA laboratory in Brisbane, California. Oncocyte pays Encore a quarterly fee for services related to operating and maintaining the CLIA laboratory, including certain staffing. The Laboratory Agreement will expire on September 29, 2021, but Oncocyte may extend the term for additional one-year periods, or Oncocyte may terminate the agreement at its option after it completes the purchase of the shares of Razor common stock from Razor stockholders pursuant to the Purchase Agreement and Minority Purchase Agreements. Oncocyte also has the right to terminate the Laboratory Agreement if there is an event or occurrence that adversely affects, in any material respect, DetermaRx™ or its prospects or its ability to be commercialized, and it remains continuing and uncured

Accounting for the Razor Investment

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

The Razor Preferred Stock is considered to be in-substance common stock for purposes of the ASC 323 equity method investment in Razor. The equity method investment in Razor is considered an asset, rather than a business, because, among other factors, Razor has no workforce, no commercial product, no revenues, no distribution system and no facilities. Substantially all of the fair value of Razor’s assets at the Initial Closing was concentrated in Razor’s intangible asset, DetermaRx™, thus satisfying the requirements of the screen test in accordance with Accounting Standards Update (“ASU”) 2017-01, Business combinations (Topic 805): Clarifying the Definition of a Business. The aggregate payments of $11.245 million, including $10 million for the Razor Preferred Stock, the $1 million Preliminary Coverage Milestone Payment, and $0.245 million in transaction expenses, made by Oncocyte will be amortized over a 10-year useful life of DetermaRx™ and will be reflected in Oncocyte’s pro rata earnings and losses of the equity method investment in Razor. Under ASC 323, contingent consideration arrangements, including the CMS Final Milestone Payment, the Clinical Trial Milestone Payment, and the Additional Purchase Payment discussed above, are recorded only if the consideration is both probable and estimable in accordance with ASC 450, Contingencies. As of December 31, 2019, and through the date of this Report, none of the contingent consideration payments were recorded as no amounts were probable.

Summarized financial data for Razor

For the period from September 30, 2019 through December 31, 2019, the initial period during which Razor was an equity method investment of Oncocyte, Razor did not engage in significant operations, accordingly, Razor’s standalone results of operations were immaterial. The following table summarizes Razor’s standalone selected balance sheet information as of December 31, 2019 (in thousands):

Condensed Balance Sheet information (1)	2019
Current assets	$4,000
Noncurrent assets	-
$4,000

Current liabilities	$-
Noncurrent liabilities	-
Stockholders’ equity	4,000
$4,000

(1)	The condensed balance sheet information of Razor as of December 31, 2019 is provided for informational purposes only. Razor is not included in Oncocyte’s balance sheet as of December 31, 2019 because Razor is accounted for under the equity method of accounting and not consolidated with Oncocyte’s financial statements for any period presented.

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

The outstanding principal amount plus accrued interest will be due and payable to the Bank at maturity on April 1, 2020, which was paid off on account of the loan refinancing completed in October 2019, including a payment of the $116,000 final payment fee as further discussed below.

Oncocyte may prepay in full the outstanding principal balance at any time, subject to a prepayment fee equal to 1.0% of the outstanding principal balance if prepaid after February 21, 2019, which was waived by the Bank due to the refinancing in October 2019.

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

Bank Warrants

In 2017, in connection with the Loan Agreement, Oncocyte issued common stock purchase warrants to the Bank (the “Bank Warrants”) entitling the Bank to purchase shares of Oncocyte common stock in tranches related to the loan tranches under the Loan Agreement. In conjunction with the availability of the loan, the Bank was issued warrants to purchase 8,247 shares of Oncocyte common stock at an exercise price of $4.85 per share, through February 21, 2027. On March 23, 2017, the Bank was issued warrants to purchase an additional 7,321 shares at an exercise price of $5.46 per share, through March 23, 2027. The Bank may elect to exercise the Bank Warrants on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the applicable tranche is being exercised by (A) the excess of the fair market value of the common stock over the applicable exercise price, divided by (B) the fair market value of the common stock. The fair market value of the common stock will be the last closing or sale price on a national securities exchange, interdealer quotation system, or over-the-counter market.

The Bank Warrants are classified as equity since, among other factors, they are not mandatorily redeemable, cannot be settled in cash or other assets and require settlement by issuing a fixed number of shares of common stock of Oncocyte. Oncocyte determined the fair value of the Bank Warrants using the Black-Scholes option pricing model to be approximately $62,000, which was recorded as a deferred financing cost against the loan payable balance. Aggregate deferred financing costs of $196,000, recorded against the loan payable balance, are amortized to interest expense over the term of the loan using the effective interest method. As of December 31, 2019, there were no unamortized deferred financing costs on account of the debt extinguishment in October related to the refinancing of the loan discussed below.

Amended Loan Agreement

On October 17, 2019, Oncocyte entered into a First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”) with the Bank pursuant to which Oncocyte obtained a new $3 million secured credit facility (“Tranche 1”), a portion of which was used to repay the remaining balance of approximately $400,000 on outstanding loans from the Bank, plus a final payment of $116,000, under the February 21, 2017 Loan Agreement with the Bank discussed above. The credit line under the Amended Loan Agreement may be increased by an additional $2 million (“Tranche 2”) if Oncocyte obtains at least $20 million of additional equity capital, as was the case with the original Loan Agreement, and a positive final coverage determination is received from the Centers for Medicate and Medicaid Services for DetermaRx™ at a specified minimum price point per test (the “Tranche 2 Milestone”), and Oncocyte is not in default under the Amended Loan Agreement.

Payments of interest only on the principal balance will be due monthly from the draw date through March 31, 2020 followed by 24 monthly payments of principal and interest, provided, however, that if the Tranche 2 Milestone is achieved the interest only payment period will be extended through September 30, 2020 followed by 18 equal monthly payments of principal plus interest. The outstanding principal balance of the loan will bear interest at a stated floating annual interest equal to the greater of (a) the prime rate or (b) 5% per annum. As of December 31, 2019, the latest published prime rate was 4.75% per annum.

The principal amount of all loans plus accrued interest will be due and payable to the Bank at maturity on March 31, 2022. At maturity, Oncocyte will also pay the Bank an additional final payment fee of $200,000, which was recorded as a deferred financing charge in October 2019 and is being amortized to interest expense over the term of the loan using the effective interest method. As of December 31, 2019, the unamortized deferred financing cost was $170,000.

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

The outstanding principal amount of the loan, with interest accrued, the final payment fee, and the prepayment fee may become due and payable prior to the applicable maturity date if an “Event of Default” as defined in the Amended Loan Agreement, substantially unchanged as discussed above. Oncocyte was in compliance with the Amended Loan Agreement as of the filing date of this Report.

On October 17, 2019, in conjunction with Tranche 1 becoming available under the Amended Loan Agreement, Oncocyte issued a common stock purchase warrant to the Bank (the “Bank Warrant”) entitling the Bank to purchase 98,574 shares of Oncocyte common stock at the initial Warrant Price of $1.69 per share through October 17, 2029. The number of shares of common stock issuable upon the exercise of the Bank Warrant will increase on the date of each draw, if any, on Tranche 2. The number of additional shares of common stock issuable upon the exercise of the Bank Warrant will be equal to 0.02% of Oncocyte’s fully diluted equity outstanding for each $1 million draw under Tranche 2. The Warrant Price for Tranche 2 warrant shares will be determined upon each draw of Tranche 2 funds and will be closing price of Oncocyte common stock on the NYSE American or other applicable market on the date immediately before the applicable date on which Oncocyte borrows funds under Tranche 2. The Bank may elect to exercise the Bank Warrant on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the Bank Warrant is being exercised by (A) the excess of the fair market value of the common stock over the applicable Warrant Price, divided by (B) the fair market value of the common stock. The fair market value of the common stock will be last closing or sale price on a national securities exchange, interdealer quotation system, or over-the-counter market.

The Amended Loan Agreement was considered an extinguishment of the Loan Agreement in accordance with ASC 470-50, Debt Modifications and Extinguishment, and accordingly, Oncocyte recorded a loss on extinguishment of debt of $153,000, which includes the Black-Scholes value of the Bank Warrant, during the year ended December 31, 2019.

Future Cash Payments of Loan Payable

As of December 31, 2019, principal and interest payments due on the loan payable in each of the next three years are as follows (in thousands):

Year Ending December 31,	Loan Payments
2020	$1,258
2021	1,561
2022	578
Total payments of principal and interest	3,397
Less: amounts representing interest	(197)
Total payments of principal before deferred financing costs	3,200
Less: deferred financing costs	(170)
Total loan payable, net of deferred financing costs	$3,030

7. Shareholders’ Equity

Preferred Stock

Oncocyte is authorized to issue up to 5,000,000 shares of no par value preferred stock. As of December 31, 2019 and 2018, no preferred shares were issued or outstanding.

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

As of December 31, 2019 and 2018, Oncocyte had 57,031,654 and 40,664,496 issued and outstanding shares of common stock, respectively (see Note 11). See Note 4 with respect to certain financing transactions pursuant to which Oncocyte sold shares of common stock and common stock purchase warrants during the years ended December 31, 2019 and 2018.

Common Stock Purchase Warrants

As of December 31, 2019, Oncocyte had an aggregate of 3,383,913 common stock purchase warrants issued and outstanding with exercise prices ranging from $1.69 to $5.50 per warrant. The warrants will expire on various dates through March 23, 2027. Certain warrants have “cashless exercise” provisions meaning that the value of a portion of warrant shares may be used to pay the exercise price rather than payment in cash, which may be exercised under any circumstances in the case of the Bank Warrants or, in the case of certain other warrants, only if a registration statement for the warrants and underlying shares of common stock is not effective under the Securities Act or a prospectus in the registration statement is not available for the issuance of shares upon the exercise of the warrants.

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

Stock Option Exercises

During the years ended December 31, 2019 and 2018, 575,000 and 20,312 shares of common stock were issued upon the exercise of stock options, from which Oncocyte received $943,000 and $58,000 in cash proceeds, respectively.

8. Stock-Based Compensation

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

The 2018 Incentive Plan reserved 11,000,000 shares of common stock for the grant of stock options or the sale of restricted stock (“Restricted Stock”) or for the settlement of hypothetical units issued with reference to common stock (“Restricted Stock Units”). Oncocyte may also grant stock appreciation rights (“SARs”) under the 2018 Incentive Plan. The 2018 Incentive Plan also permits Oncocyte to issue such other securities as its Board of Directors (the “Board”) or the Compensation Committee (the “Committee”) administering the 2018 Incentive Plan may determine. Awards of stock options, Restricted Stock, SARs, and Restricted Stock Units (“Awards”) may be granted under the 2018 Incentive Plan to Oncocyte employees, directors, and consultants.

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

No person shall be granted, during any one-year period, options to purchase, or SARs with respect to, more than 1,000,000 shares in the aggregate, or any Awards of Restricted Stock or Restricted Stock Units with respect to more than 500,000 shares in the aggregate. If an Award is to be settled in cash, the number of shares on which the Award is based shall not count toward the individual share limit.

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

Equity awards activity

A summary of Oncocyte equity awards activity under the 2010 Plan and related information follows (in thousands except weighted average exercise price):

Options	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balance at January 1, 2018	1,384	3,390	$3.25
Options granted	(1,446)	1,446	2.39
Options exercised	-	(20)	2.84
Options forfeited, cancelled or expired	138	(645)	3.96
Termination of the 2010 Plan	(76)	-	-
Balance at December 31, 2018	-	4,171	$2.92
Options exercised	-	(575)	1.64
Options forfeited, cancelled or expired	-	(405)	3.43
Balance at December 31, 2019	-	3,191	$3.08
Exercisable at December 31, 2019		2,206	$3.20

In 2018, under the 2010 Plan, Oncocyte granted certain stock options with exercise prices ranging from $2.30 per share to $3.15 per share, that will vest in increments upon the attainment of specified performance conditions related to the development of DetermaDx™ and obtaining Medicare reimbursement coverage for that test (“Performance-Based Options”). During the year ended December 31, 2019, certain performance conditions required for vesting were met, and, accordingly, 47,500 shares vested and $101,000 of stock-based compensation expense was recorded with regard to the Performance-Based Options. As of December 31, 2019, there were 802,000 Performance-Based Options outstanding.

At December 31, 2019 and 2018, Oncocyte had approximately $6.5 million and $2.7 million, respectively, of total unrecognized compensation expense related to the 2010 Plan and 2018 Incentive Plan that will be recognized over a weighted-average period of approximately 2.6 and 3.3 years, respectively.

A summary of 2018 Incentive Plan activity and related information follows (in thousands except weighted average exercise price):

Options	Shares Available for Grant	Number of Options and RSUs Outstanding	Weighted Average Exercise Price
Balance at January 1, 2018	-	-	$-
Approval of 2018 Incentive Plan	5,000	-	-
Options granted	(411)	411	2.21
Options exercised	-	-	-
Options forfeited, cancelled or expired	50	(50)	1.95
Balance at December 31, 2018	4,639	361	2.21
Option pool increase	6,000	-	-
Options granted	(4,089)	4,089	2.87
RSUs granted	(170)	85	n/a
Options exercised	-	-	-
Options forfeited and cancelled	362	(362)	3.42
Balance at December 31, 2019	6,742	4,173	$2.77
Exercisable at December 31, 2019		396	$2.70

Additional information regarding Oncocyte’s outstanding stock options and vested and exercisable stock options is summarized below:

	As of December 31, 2019
	Options Outstanding
Exercise Prices	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1.34 - $1.98	801	8.36	$1.82
$2.01 - $2.80	3,647	8.42	2.32
$3.06 - $5.95	2,831	8.03	3.98
$1.34 - $5.95	7,279	8.26	$2.91

Oncocyte recorded stock-based compensation expense in the following categories on the accompanying statements of operations for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Research and development	$612	$50
General and administrative	2,272	1,154
Sales and marketing	111	275
Total stock-based compensation expense	$2,995	$1,479

The weighted-average estimated fair value of stock options with service-conditions granted during the years ended December 31, 2019 and 2018 was $2.01 and $1.46 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2019	2018
Expected life (in years)	6.03	5.65
Risk-free interest rates	2.05%	2.85%
Volatility	79.02%	75.51%
Dividend yield	-%	-%

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If Oncocyte had made different assumptions, its stock-based compensation expense, and net loss for years ended December 31, 2019 and 2018, may have been significantly different.

Oncocyte does not recognize deferred income taxes for incentive stock option compensation expense and records a tax deduction only when a disqualified disposition has occurred.

9. Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2018 and December 31, 2019. Oncocyte has filed standalone U.S. federal income tax returns since its inception. For California purposes, Oncocyte’s activity for 2016 was included in Lineage’s California Combined tax return. As a result of Oncocyte’s deconsolidation from Lineage on February 17, 2017, (see Note 1), Oncocyte has filed a separate California return for tax year 2017 and will continue to do so for subsequent years. The provision for state income taxes has been determined as if Oncocyte had filed separate tax returns for the periods presented. Accordingly, the effective tax rate of Oncocyte in 2019 and future years could vary from its historical effective tax rates depending on the future legal structure of Oncocyte and related tax elections. The deferred tax assets, including the operating loss and credit carryforwards, generated by Oncocyte, will remain with Oncocyte.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The primary components of the deferred tax assets and liabilities at December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
Deferred tax assets/(liabilities):
Net operating loss carryforwards and capital loss carryforwards	$19,391	$15,204
Research and development credit carryforwards	2,190	2,444
Marketable equity securities	394	393
Patents and fixed assets	949	523
Stock-based and other compensation	1,166	1,326
Equity method investment in Razor	81	-
Right-of-use liability	764	-
Right-of-use asset	(749)	-
Total	24,186	19,890
Valuation allowance	(24,186)	(19,890)
Net deferred tax asset	$-	$-

Due to losses incurred for all periods presented, Oncocyte did not record any provision or benefit for income taxes.

Income taxes differed from the amounts computed by applying the applicable U.S. federal income tax rates indicated to pretax losses from operations as a result of the following:

	2019	2018
Computed tax benefit at federal statutory rate	21%	21%
Permanent differences	(2)%	-%
State tax benefit	2%	10%
Research and development credits	(2)%	1%
Other	-%	(1)%
Adjust basis for available-for-sale-securities	-%	-%
Change in valuation allowance	(19)%	(31)%
	-%	-%

As of December 31, 2019, Oncocyte had net operating loss carryforwards of approximately $79.7 million for U.S. federal income tax purposes and $52.1 million for state income tax purposes. Federal net operating losses generated on or prior to December 31, 2017 expire in varying amounts between 2030 and 2037, while federal net operating losses generated after December 31, 2017 carryforward indefinitely. The state net operating losses expire in varying amounts between 2029 and 2039. Oncocyte also has capital loss carryforwards for federal and state income tax purposes of $0.7 million each which expire between 2020 and 2023.

As of December 31, 2019, Oncocyte has research and development credit carryforwards for federal and state purposes of $1.4 million and $1.5 million, respectively. The federal credits will expire between 2030 and 2039, while the state credits have no expiration.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Oncocyte established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The change in the valuation allowance was $4.3 million and $4.8 million for the years ended December 31, 2019 and 2018, respectively.

Oncocyte has uncertain tax benefits (“UTBs”) totaling $2.9 million as of December 31, 2019 which were netted against deferred tax assets subject to valuation allowance as shown below. Oncocyte did not have any material UTBs as of December 31, 2018. The UTBs had no effect on the effective tax rate and there would be no cash tax impact for any period presented. Oncocyte recognizes interest and penalties related to UTBs, when they occur, as a component of income tax expense. There were no interest or penalties recognized for the years ended December 31, 2018 and 2019. Oncocyte does not expect its UTBs to change significantly over the next twelve months.

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	December 31,
	2019	2018
	(in thousands)
Balance at the beginning of the year	$-	$-
Additions based on tax positions related to current year	1,301	-
Adjustments based on tax positions related to prior years	1,587	-
Balance at end of year	$2,888	$-

Other Income Tax Matters

Internal Revenue Code Section 382 places a limitation (“Section 382 Limitation”) on the amount of taxable income that can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership within a three-year period) of a loss corporation. California has similar rules. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the NOL and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. To date, Oncocyte has not experienced such an ownership change. Subsequent ownership changes may affect the limitation in future years.

In general, Oncocyte is no longer subject to tax examination by the Internal Revenue Service or state taxing authorities for years before 2015. Although the federal and state statutes are closed for purposes of assessing additional income tax in those prior years, the taxing authorities may still make adjustments to the NOL and credit carryforwards used in open years. Therefore, the tax statutes should be considered open as it relates to the NOL and credit carryforwards used in open years. For tax years that remain open to examination, potential examinations may include questioning of the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with the Internal Revenue Code or state tax laws. Oncocyte’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Oncocyte’s practice is to recognize interest and penalties related to income tax matters in tax expense. As of December 31, 2019 and 2018, Oncocyte has no accrued interest and penalties.

10. Commitments and Contingencies

Oncocyte has certain commitments other than those discussed in Note 5.

Office Lease Agreement

On December 23, 2019, Oncocyte entered into an Office Lease Agreement (the “Irvine Lease”) of a building containing approximately 26,800 square feet of rentable space located at 15 Cushing in Irvine California (the “Premises”) that will serve as Oncocyte’s new principal executive and administrative offices and laboratory facility. Oncocyte completed the relocation of its offices to the Premises in January 2020 and will construct a clinical diagnostic laboratory and a research laboratory at the Premises and then relocate its laboratories to the Premises later in 2020.

The Irvine Lease has an initial term of 89 calendar months, plus any fraction of the calendar month in which the “Commencement Date” occurs (the “Term”). The Commencement Date will occur 150 days after December 24, 2019, the date on which Oncocyte took possession of the Premises, which is expected to be on June 1, 2020. Oncocyte has an option to extend the term of the Lease for a period of five years (the “Extended Term”).

Oncocyte will pay base monthly rent in the amount of $61,640 during the first 12 months of the Term. Base monthly rent will increase annually, over the base monthly rent then in effect, by 3.5%. If the Term or Extended Term commences or expires on a day other than the first day of a calendar month, the base monthly rent, and expenses and taxes payable by Oncocyte under the Lease as described below, will be prorated for the partial month. Oncocyte will not be obligated to pay base monthly rent during the period of its occupancy of the Premises prior to the Commencement Date and will be entitled to an abatement of 50% of the base monthly rent during the first ten calendar months of the Term. If the Lease is terminated based on the occurrence of an “event of default,” Oncocyte will be obligated to pay the abated rent to the lessor.

If Oncocyte exercises its option to extend the Term, the initial base monthly rent during the Extended Term will be the greater of the base monthly rent in effect during the last year of the Term or the prevailing market rate. The prevailing market rate will be determined based on annual rental rates per square foot for comparable space in the area where the Premises are located. If Oncocyte does not agree with the prevailing market rate proposed by the lessor, the rate may be determined through an appraisal process. The base monthly rent during the Extended Term shall be subject to the same annual rent adjustment as applicable for base monthly rent during the Term.

In addition to base monthly rent, Oncocyte will pay in monthly installments (a) all costs and expenses, other than certain excluded expenses, incurred by the lessor in each calendar year in connection with operating, maintaining, repairing (including replacements if repairs are not feasible or would not be effective) and managing the Premises and the building in which the Premises are located (“Expenses”), and (b) all real estate taxes and assessments on the Premises and the building in which the Premises are located, all personal property taxes for property that is owned by Landlord and used in connection with the operation, maintenance and repair of the Premises, and costs and fees incurred in connection with seeking reductions in such tax liabilities (“Taxes”). Subject to certain exceptions, Expenses shall not be increased by more than 4% annually on a cumulative, compounded basis.

Oncocyte is entitled to an abatement of its obligations to pay Expenses and Taxes while constructing improvements to the Premises constituting “Tenant’s Work” under the Lease prior to the Commencement Date, except that (a) Oncocyte will be obligated to pay 43.7% of Expenses and Taxes during the period prior to the Commencement Date for its use of the second floor of the Premises, which is already built out as office space, and (b) the abatement will end prior to the Commencement Date if Oncocyte completes its “Tenant’s Work” for its laboratory space and opens the ground floor for use.

The lessor has agreed to provide Oncocyte with a “Tenant Improvement Allowance” in the amount of $1,340,000 to pay for the plan, design, permitting, and construction of the improvements constituting Tenant’s Work. The lessor shall be entitled to retain 1.5% of the Tenant Improvement Allowance as an administrative fee.

Oncocyte has provided the lessor with a security deposit in the amount of $150,000 and a letter of credit in the amount of $1,700,000. The lessor may apply the security deposit, in whole or in part, for the payment of rent and any other amount that Oncocyte is or becomes obligated to pay under the Irvine Lease but fails to pay when due and beyond any cure period. The lessor may draw on the letter of credit from time to time to pay any amount that is unpaid and due, or if the original issuing bank notifies the lessor that the letter of credit will not be renewed or extended for the period required under the Irvine Lease and Oncocyte fails to timely provide a replacement letter of credit, or an event of default under the Irvine Lease occurs and continues beyond the applicable cure period, or if certain insolvency or bankruptcy or insolvency with respect to Oncocyte occur. Oncocyte is required to restore any portion of the security deposit that is applied by the lessor to payments due under the Lease, and Oncocyte is required to restore the amount available under the letter of credit to the required amount if any portion of the letter of credit is drawn by the lessor. Commencing on the 34th month of the Term, (a) the amount of the letter of credit that Oncocyte is required to maintain shall be reduced on a monthly basis, in equal installments, to amortize the required amount to zero at the end of the Term, and (b) Oncocyte will have the right to cancel the letter of credit at any time if it meets certain market capitalization and balance sheet thresholds; provided, in each case, that Oncocyte is not in then default under the Lease beyond any applicable notice and cure period and the lessor has not determined that an event exists that would lead to an event of default.

To obtain the letter of credit, Oncocyte has provided the issuing bank with a restricted cash deposit that the bank will hold to cover its obligation to pay any draws on the letter of credit by the lessor. The restricted cash may not be used for any other purpose.

The Irvine Lease is an operating lease under ASC 842 included in the tables below.

Adoption and application of ASC 842

The tables below provide the amounts recorded in connection with the adoption of ASC 842 as of, and during, the year ended December 31, 2019, for Oncocyte’s operating and financing leases (see Note 2).

Under the Laboratory Agreement discussed in Note 5, Oncocyte assumed all of Razor’s Laboratory Agreement payment obligations amounting to $450,000 per year. Although Oncocyte is not a party to any lease agreement with Razor or Encore, under the terms of the Laboratory Agreement, Oncocyte received landlord’s consent for the use of the laboratory at Razor’s Brisbane, California location (the “Brisbane Facility”) under the terms of a sublease to which Encore is the sublessee. The sublease expires on March 31, 2023 (the “Brisbane Lease”). The laboratory fee payments to Encore include both laboratory services and the use of the Brisbane Facility. Under the provisions of the Laboratory Agreement, if Oncocyte terminates the Laboratory Agreement prior to the expiration of the Brisbane Lease, Oncocyte shall assume the costs related to the subletting or early termination of the Brisbane Lease. If the Laboratory Agreement were to be terminated on December 31, 2019, the aggregate payments due to the landlord for early cancellation of the Brisbane Lease would be approximately $450,000 (aggregate payments from December 31, 2019 through March 31, 2023). Oncocyte determined that the Laboratory Agreement contains an embedded operating lease for the Brisbane Facility and Oncocyte allocated the aggregate payments to this lease component for purposes of calculating the net present value of the right-of-use asset and liability as of the inception of the Laboratory Agreement in accordance with ASC 842, as shown in the table below.

Financing lease

As of December 31, 2019, Oncocyte has one financing lease remaining through September 2021 for certain laboratory equipment with aggregate remaining payments of $141,000 shown in the table below.

Operating and Financing leases

The following table presents supplemental cash flow information related to operating and financing leases for the year ended December 31, 2019 (in thousands):

Cash paid for amounts included in the measurement of financing lease liabilities:
Operating cash flows from financing leases	$35
Financing cash flows from financing leases	454
Right-of-use assets obtained in exchange for right-of-use lease liabilities:
Operating leases, including the Irvine Lease	$2,866

The following table presents supplemental balance sheet information related to operating and financing leases as of December 31, 2019 (in thousands, except lease term and discount rate):

Financing Leases
Machinery and equipment, gross	$209
Accumulated depreciation	(93)
Machinery and equipment, net	$116

Current liabilities	$71
Noncurrent liabilities	58
Total financing lease liabilities	$129

Weighted average remaining lease term
Operating leases	7.3 years
Financing leases	1.8 years

Weighted average discount rate
Operating leases	11.2%
Financing leases	9.6%

The following table presents future minimum lease commitments as of December 31, 2019 (in thousands):

	Operating Leases		Financing Leases
Year Ending December 31,
2020	$394		$81
2021	879		60
2022	951		-
2023	850		-
2024	839
Thereafter	2,463		-
Total minimum lease payments	6,376		141
Less: amounts representing interest	(2,279)		(12)
Less: Tenant Improvement Allowance, net of administrative fee	(1,320	)(1)	-
Present value of net minimum lease payments	$2,777		$129

(1)	In accordance with ASC 842, a tenant allowance should be included in the measurement of the consideration in the lease agreement at inception and reflected as a reduction to the right-of-use asset and a corresponding reduction to the right-use-liability if the lessee both controls the construction of the tenant improvements and the expects to fully earn all of the tenant allowance. Oncocyte has met both conditions at the inception of the Irvine Lease and has recorded the Tenant Improvement Allowance accordingly. As the cash for the Tenant Improvement Allowance is received from the lessor under the terms of the Irvine Lease, the corresponding right-of-use liability will increase and will be amortized as part of the right-of use asset and liability amortization over the term of the Irvine Lease in accordance with ASC 842.

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

Indemnification

In the normal course of business, Oncocyte may provide indemnification of varying scope under Oncocyte’s agreements with other companies or consultants, typically Oncocyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Oncocyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Oncocyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Oncocyte’s diagnostic tests. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The Purchase Agreement also contains provisions under which Oncocyte has agreed to indemnify Razor and Encore from losses and expenses resulting from breaches or inaccuracy of Oncocyte’s representations and warranties and breaches or nonfulfillment of Oncocyte’s covenants, agreements, and obligations under the Purchase Agreement. The potential future payments Oncocyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, Oncocyte has not been subject to any claims or demands for indemnification. Oncocyte also maintains various liability insurance policies that limit Oncocyte’s financial exposure. As a result, Oncocyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, Oncocyte has not recorded any liabilities for these agreements as of December 31, 2019 and 2018.

11. Subsequent Events

Sales of Common Stock

On January 2, 2020, Oncocyte entered into Subscription Agreements with selected investors, including Broadwood and certain funds and accounts managed by Pura Vida Investments LLC, in a registered direct offering of 3,523,776 shares of common stock, no par value, at an offering price of $2.156 per share, for an aggregate purchase price of approximately $7.6 million.

Acquisition of Insight Genetics, Inc.

On January 31, 2020, Oncocyte completed its acquisition of Insight Genetics, Inc., pursuant to a previously announced Agreement and Plan of Merger, dated as of January 10, 2020 (see Note 1).

Merger Consideration at Closing

Under the terms of the Merger Agreement, Oncocyte agreed to pay $7 million in cash and $5 million of Oncocyte common stock (the “Merger Consideration”), subject to a holdback for indemnity claims not to exceed ten percent of the total Merger Consideration. On the Merger Date, Oncocyte delivered approximately $11.4 million in Merger Consideration, consisting of $6.4 million in cash, which was net of a $0.6 million cash holdback, and 1.9 million shares of Oncocyte common stock, which includes the stock holdback shares discussed below, valued at $5 million, based on the average closing price of Oncocyte common stock on the NYSE American during the five trading days immediately preceding the date of the Merger Agreement. The parties agreed to holdback $0.6 million in cash (“Cash Holdback”) and approximately 0.2 million shares of Oncocyte common stock (“Stock Holdback”) through December 31, 2020, in the event that Oncocyte has indemnity claims. The Stock Holdback shares are considered to be issued and outstanding shares of Oncocyte common stock as of the Merger Date but were placed in an escrow account and will be released from escrow after the holdback period, less any shares that may be returned to Oncocyte on account of any indemnity claims.

Milestone Payments (Contingent Consideration)

In addition to the Merger Consideration, Oncocyte may also pay contingent consideration of up to $6.0 million in any combination of cash or shares of Oncocyte common stock if certain milestones are achieved (the “Contingent Consideration”), which consist of (i) a $1.5 million clinical trial completion and data publication milestone, (ii) $3.0 million for an affirmative final local coverage determination from Centers for Medicare and Medicaid Services (“CMS”) for a specified lung cancer test, and (iii) up to $1.5 million for achieving certain CMS reimbursement milestones.

Revenue Share (Royalties) (Royalty Contingent Consideration)

As additional consideration for Insight’s shareholders, the Merger Agreement provides for Oncocyte to pay a revenue share of not more than ten percent of net collected revenues for current Insight pharma service offerings over a period of ten years, and a tiered revenue share percentage of net collected revenues through the end of the technology lifecycle if certain new cancer tests are developed and commercialized using Insight technology.

Registration Rights

Pursuant to the Merger Agreement, Oncocyte agreed to file a registration statement with the SEC and to use reasonable efforts to register under the Securities Act the resale of the shares of common stock issued in connection with the Merger within six months following the closing.

Workforce

In connection with the closing of the Merger, Oncocyte did not assume sponsorship of the Insight Equity Incentive Plan. Accordingly, the Insight Equity Incentive Plan and all related stock options to purchase shares of Insight common stock outstanding immediately prior to the Merger, were canceled on the Merger Date for no consideration. At the Merger Date, all of Insight’s employees ceased employment with Insight and Oncocyte offered employment agreements to certain of those former Insight employees, principally in laboratory roles and certain administrative roles (“New Oncocyte Employees”), including granting of new equity awards under the Oncocyte 2018 Equity Incentive Plan. All Oncocyte stock option awards granted to the New Oncocyte Employees have vesting terms and conditions consistent with stock options granted to most other Oncocyte employees.

Stock Option Grants

In February 2020, Oncocyte granted stock options to purchase 2.1 million common shares with an exercise price of $2.63 per share to its employees, including to “New Oncocyte Employees”, under the 2018 Incentive Plan. These grants are subject to the customary vesting terms and conditions in accordance with the 2018 Incentive Plan.

ATM Agreement

On March 20, 2020, Oncocyte entered into an Equity Distribution Agreement (“ATM Agreement”) with Piper Sandler & Co. as “Sales Agent”, which Oncocyte may utilize to raise up to $25 million of additional equity capital through the sale of shares of Oncocyte common stock in “at-the- market” transactions through the Sales Agent.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter our fiscal year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO. Based on this assessment, management believes that, as of that date, our internal control over financial reporting was effective.

Item 9B. Other Information

Oncocyte has adopted, effective March 2020, the Oncocyte Corporation Change in Control and Severance Plan (the “CIC Plan”) which provides change in control and other severance benefits to a select group of our management or highly compensated employees. The CIC Plan is effective for eligible employees who receive and execute a Change in Control and Severance Agreement (“CIC Agreement”) and who otherwise satisfy the conditions set forth in their CIC Agreement and the provisions of the CIC Plan.

As the CIC Plan Administrator, Oncocyte has the full and sole discretionary authority to administer and interpret the CIC Plan, including discretionary authority to determine eligibility for participation in and for benefits under the CIC Plan and to determine the amount of benefits payable per participant. The CIC Plan is unfunded, and all benefits will be paid from the general corporate assets. No contributions are required under the CIC Plan.

The CIC Plan is designed to be an “employee welfare benefit plan,” as defined in Section 3(1) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). As CIC Plan Administrator, Oncocyte is the “named fiduciary” of the CIC Plan for purposes of ERISA and will be subject to the applicable fiduciary standards of ERISA when acting in such capacity. The Company may delegate in writing to any other person all or a portion of its authority.

Pursuant to the CIC Plan, we have entered into CIC Agreements with certain employees, including our President and Chief Executive Officer, Ronald Andrews, our Chief Financial Officer, Mitchell Levine, and our Chief Scientific Officer, Dr. Lyndal Hesterberg. Each of their CIC Agreements provides that if we terminate the executive’s employment without “cause” or if the executive resigns for “good reason” otherwise than within three months before or twelve months after a “change in control,” as those terms are defined in the CIC Agreement, the executive will receive a severance payment in the amount of 12 months of his base salary and accelerated vesting of stock options, restricted stock units, and any other equity awards (“Equity Awards”) that were schedule to vest based on the passage of time during the 12 months following the termination of his employment. If we terminate the executive’s employment without “cause” or if the executive resigns for “good reason” within three months before or twelve months after a “change in control,” the executive will receive a severance payment in the amount of 12 months of his base salary, his target bonus for the year, and accelerated vesting of all unvested Equity Awards. In addition to the foregoing, the terminated executive will receive a lump sum payment (which shall not be grossed up for applicable income and employment taxes) equal to twelve months of the premium costs of group health plan continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) to the same extent provided under Oncocyte’s group health plan. In order to receive the severance benefits, the executive must execute and comply with a separation agreement and general release of all claims against Oncocyte.

The foregoing descriptions of the CIC Plan and the CIC Agreements are a summaries only, do not purport to be complete, and are qualified in all respects by the full terms of the CIC Plan and the form of CIC Agreement, copies of which are filed as exhibits to this Report and are incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information about each of our directors and each nominee for election as a director is contained under the caption “Election of Directors” in our Proxy Statement for our 2020 Annual Meeting of Shareholders and is incorporated herein by reference. Information about our executive officers, and committees of the Board of Directors, reported under the caption “Corporate Governance,” in our Proxy Statement for our 2020 Annual Meeting of Shareholders is incorporated herein by reference.

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

Information about our compliance with Section 16(a) of the Securities Exchange Act of 1934 reported under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement for our 2020 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Executive Compensation

Information about compensation of our executive officers reported under the caption “Executive Compensation,” and information about compensation of directors reported under the caption “Director Compensation,” in our Proxy Statement for our 2020 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Information on the number of common shares of Oncocyte beneficially owned by each shareholder known by us to be the beneficial owner of 5% or more of our common shares, and by each director and named executive officer, and by all directors and named executive officers as a group, contained under the caption “Principal Shareholders” in our Proxy Statement for our 2020 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information about transactions with related persons; review, and approval or ratification of transactions with related persons reported under the caption “Principal Shareholders,” and information about director independence reported under the caption “Election of Directors,” in our Proxy Statement for our 2020 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information about our Audit Committee’s pre-approval policy for audit services, and information on our principal accounting fees and services reported under the caption “Ratification of the Selection of Our Independent Auditors” in our Proxy Statement for our 2020 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a-1)	Financial Statements.

The following financial statements of OncoCyte Corporation are filed in the Form 10-K:

Balance Sheets

Statements of Operations

Statements of Comprehensive Loss

Statements of Shareholders’ Equity

Statements of Cash Flows

Exhibit Numbers	Exhibit Description
2.1	Subscription and Stock Purchase Agreement, dated September 4, 2019, among OncoCyte Corporation, Encore Clinical, Inc., and Razor Genomics Inc.† (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

2.2	Agreement and Plan of Merger, dated as of January 10, 2020, among OncoCyte Corporation, Cancer DX Sub, Inc., Insight Genetics, Inc., the Shareholders who became a Party to the Merger Agreement and the Equityholder Representative. (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2020)

3.1	Articles of Incorporation with all amendments (Incorporated by reference to OncoCyte Corporation’s Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

3.2	Amended and Restated By-Laws (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2020)

4.1	Specimen of Common Stock Certificate (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

4.2	Form of August 2016 Warrant (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2016)

4.3	Form of 2017 Warrant, Exercise Price $3.25 (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

4.4	Form of 2017 Warrant, Exercise Price $5.50 (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

4.5	Silicon Valley Bank Warrant (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

4.6	Form of July 2017 Warrant, Exercise Price $5.50; five-year term (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

4.7	Form of July 2017 Warrant, Exercise Price $3.25, five-year term (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

4.8	Form of July 2018 Warrant (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2018)

4.9	Warrant to Purchase Shares of Common Stock, dated August 1, 2019 (Incorporated by reference to OncoCyte Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019)

4.10	Warrant to Purchase Common Stock, dated October 17, 2019, between OncoCyte Corporation and Silicon Valley Bank (Incorporated by Reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019)

4.11	Description of Securities*

10.1	Form of Director/Consultant Option Agreement (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.2	Form of Employee Incentive Stock Option Agreement (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.3	Registration Rights Agreement dated October 15, 2009 (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.4	Amendment of Registration Rights Agreement, dated August 23, 2011 (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.5	Second Amendment of Registration Rights Agreement, dated May 8, 2015 (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.6	Third Amendment to Registration Rights Agreement, dated November 16, 2015 (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) A-1 filed with the Securities and Exchange Commission on December 29, 2015)

10.7	License Agreement, dated January 22, 2016, between OncoCyte Corporation and The Wistar Institute of Anatomy and Biology (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016)

10.8	First Amendment to License Agreement, dated January 25, 2016, between OncoCyte Corporation and The Wistar Institute of Anatomy and Biology (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016)

10.9	Second Amendment to License Agreement, dated May 27, 2016, between OncoCyte Corporation and The Wistar Institute of Anatomy and Biology (Incorporated by reference to OncoCyte Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2016)

10.10	Employment Agreement, dated October 23, 2019, between OncoCyte Corporation and Lyndal Hesterberg*

10.11	Form of Alternate Warrant Exercise Agreement, dated February 17, 2017 (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2017)

10.12	Loan and Security Agreement, dated February 21, 2017, between OncoCyte Corporation and Silicon Valley Bank (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

10.13	2017 Amendment to 2010 Stock Option Plan (Incorporated by reference to Registration Statement on Form S-8, File Number 333-219109 filed with the Securities and Exchange Commission on June 30, 2017)

10.14	Form of July 2017 Warrant Exercise Agreement, dated July 21, 2017 (July 2017 Warrant for 100% of shares received on exercise of Original Warrant, at $5.50 exercise price with five-year term) (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

10.15	Form of July 2017 Warrant Exercise Agreement, dated July 21, 2017 (July 2017 Warrant for 50% of shares received on exercise of Original Warrant, at $3.25 exercise price with five-year term) (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

10.16	Employment Agreement, dated November 15, 2017, between OncoCyte Corporation and Mitchell Levine (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018)

10.17	Securities Purchase Agreement, dated March 28, 2018 (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2018)

10.18	Form of Securities Purchase Agreement dated July 26, 2018, by and among OncoCyte Corporation and the investors signatory thereto (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2018)

10.19	2018 Equity Incentive Plan (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.20	Form of 2018 Equity Incentive Plan Employee Stock Option Agreement (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.21	Form of 2018 Equity Incentive Plan Non-Employee Director Stock Option Agreement (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.22	Form of 2018 Equity Incentive Plan Restricted Stock Unit Agreement (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.23	Employment Agreement, dated August 6, 2018, between OncoCyte Corporation and Albert P. Parker (Incorporated by reference to OncoCyte Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2018)

10.24	Employment Agreement, dated May 22, 2019, between OncoCyte Corporation and Padma Sundar*

10.25	Employment Agreement, dated June 4, 2019, between OncoCyte Corporation and Ronald Andrews (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2019)

10.26	Transition Agreement, dated July 1, 2019, between OncoCyte Corporation and William Annett (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2019)

10.27	Amendment to 2018 Equity Incentive Plan (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2019)

10.28	Form of Minority Holder Stock Purchase Agreement, between OncoCyte Corporation and the persons named therein (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

10.29	Development Agreement, dated September 30, 2019, among OncoCyte Corporation, Encore Clinical, Inc., and Razor Genomics Inc.† (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

10.30	Sublicense and Distribution Agreement, dated September 30, 2019, among OncoCyte Corporation, Encore Clinical, Inc., and Razor Genomics Inc.† (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

10.31	Laboratory Services Agreement, dated August 15, 2015, as amended, among OncoCyte Corporation, Encore Clinical, Inc., and Razor Genomics Inc.† (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

10.32	First Amendment to Loan and Security Agreement, dated October 17, 2019, between OncoCyte Corporation and Silicon Valley Bank† (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019)

10.33	Office Lease Agreement, dated December 23, 2019, as amended between OncoCyte Corporation and Cushing Ventures, LLC (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2019)

10.34	Lease Agreement, dated November 10, 2011, between Insight Genetics, Inc. and MPC Holdings, LLC, as renewed by notice dated January 3, 2019*

10.35	Oncocyte Corporation Change in Control and Severance Plan*

10.36	Form of Change in Control and Severance Agreement*

21	Subsidiaries

23.1	Consent of OUM & Co. LLP *

31	Rule 13a-14(a)/15d-14(a) Certification *

32	Section 1350 Certification *

101	Interactive Data Files *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

† Portions of this exhibit have been omitted because the omitted information is (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March 2020.

ONCOCYTE CORPORATION

By:	/s/ Ronald Andrews
Ronald Andrews
President and Chief Executive Officer

Signature	Title	Date

/s/ Ronald Andrews	President and Chief Executive Officer and Director	March 25, 2020
RONALD ANDREWS	(Principal Executive Officer)

/s/ Mitchell Levine	Chief Financial Officer	March 25, 2020
MITCHELL LEVINE	(Principal Financial and Accounting Officer)

/s/ Tony Kalajian	Sr. Vice President, Chief Accounting Officer	March 25, 2020
TONY KALAJIAN	(Principal Accounting Officer)

/s/ Melinda Griffith	Director	March 25, 2020
MELINDA GRIFFITH

/s/ Andrew Arno	Director	March 25, 2020
ANDREW ARNO

/s/ Alfred D. Kingsley	Director	March 25, 2020
ALFRED D. KINGSLEY

/s/ Andrew Last	Director	March 25, 2020
ANDREW LAST

/s/ Aditya Mohanty	Director	March 25, 2020
ADITYA MOHANTY

/s/ Cavan Redmond	Director	March 25, 2020
CAVAN REDMOND

