Form 10-K/A
period 2019-12-31
OncoCyte Corp
filed 2020-04-28
CIK 1642380

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

References to this Report mean our Annual Report on Form 10-K for the year ended December 31, 2019, as amended by this Amendment No. 1.

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2020, to include the information required by Items 10 through 14 of Part III of Form 10-K. We previously omitted this information from our Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits that information to be incorporated in the Form 10-K by reference from a definitive proxy statement if the proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 solely to provide the information required in Part III of Form 10-K because our definitive proxy statement containing this information will not be filed until a later date. The reference on the cover of the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the original Form 10-K is hereby deleted.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

The names and ages of our directors are:

Ronald Andrews, 60, joined our Board of Directors in April 2018 and has served as our President and Chief Executive Officer since July 1, 2019. Mr. Andrews is the founder and former principal of the Bethesda Group, a consulting firm that advises companies in the molecular diagnostics and genomics fields. Prior to founding the Bethesda Group in 2015, Mr. Andrews served as President, Genetic Sciences Division of Thermo Fisher Scientific from September 2013 to December 2014, and as President, Medical Sciences Venture for Life Technologies from February 2012 to September 2013 when Life Technologies was acquired by Thermo Fisher. From 2004 to December 2010, Mr. Andrews was the Chief Executive Officer and Vice Chairman of the Board of Clarient, Inc., a cancer diagnostics company, and from December 2010 to February 2012 he served as CEO of GE Molecular Diagnostics after Clarient was acquired by GE Healthcare. Mr. Andrews also held management positions with companies in diagnostics and related medical fields, including Roche Molecular Diagnostics, Immucor, Inc. and Abbott Labs. Mr. Andrews also serves as a director of Oxford ImmunoTec. Mr. Andrews is also a member of the Board of Governors of CancerLinQ LLC, a wholly-owned non-profit subsidiary of the American Society of Clinical Oncology.

Andrew Arno, 60, joined our Board of Directors in June 2015 and has 30 years of experience working with emerging growth companies. He is currently Vice Chairman of “The Special Equities Group” at Bradley Woods, a privately held investment banking firm, after serving as a Vice Chairman at Chardan Capital Markets, LLC. From June 2013 until July 2015 Mr. Arno served as Managing Director of Emerging Growth Equities, an investment bank, and Vice President of Sabr, Inc., a family investment group. He was previously President of LOMUSA Limited, an investment banking firm. From 2009 to 2012, Mr. Arno served as Vice Chairman and Chief Marketing Officer of Unterberg Capital, LLC, an investment advisory firm that he co-founded. He was also Vice Chairman and Head of Equity Capital Markets of Merriman Capital LLC, an investment banking firm, and served on the board of the parent company, Merriman Holdings, Inc. Mr. Arno currently serves on the boards of directors of Smith Micro Software, Inc. and served as a director of Asterias Biotherapeutics, Inc. from August 2014 until it was acquired by Lineage Cell Therapeutics, Inc. in March 2019.

Melinda Griffith, 65, joined our Board of Directors in July 2019. Ms. Griffith has been Vice President of Strategic Alliance Management and Chief Legal Counsel at the Parker Institute for Cancer Immunotherapy since 2016. Since 2015, Ms. Griffith has served as the Chair of the Board of Directors of Thrive Networks, a non-profit organization supporting healthcare, water and sanitation, and education projects in Vietnam, Cambodia and Laos. Previously, Ms. Griffith worked at Clarient, Inc., a CLIA-certified cancer testing lab, where she served as Senior Vice President from 2010 through 2013, as General Counsel from 2010 to 2011, and as Chief Compliance Officer and head of Business Development and Product Strategy from 2011 to 2013, where she aided the company through the public tender offer and sale process to GE Healthcare. Ms. Griffith previously served in executive roles at Axys Pharmaceuticals from 1992 to 1995, Genelabs Technologies from 1995 to 1998, Tethys Bioscience from 2008 to 2009, and CardioDx from 2014 to 2015. Additionally, Ms. Griffith served as the global head of licensing and law for Hoffmann La-Roche’s molecular diagnostic business from 1998 to 2007, where she oversaw the worldwide PCR licensing programs and directed its IP strategy and litigation in U.S. and foreign courts and agencies. Ms. Griffith directed GE Healthcare’s Congressional and Medicare lobbying efforts to address CMS coverage and reimbursement determinations for in vitro diagnostic tests from 2011 to 2013, and was on the Board of Directors of the California Clinical Laboratory Association from 2012 to 2013. Ms. Griffith received a JD from the University of California, Hastings College of the Law, and a Bachelor of Science degree in Business Administration from the University of California, Berkeley. She is admitted to practice law in New York and California.

Alfred D. Kingsley, 77, joined the Board of Directors during September 2009 and served as Chairman of the Board from December 2010 until April 2018. Mr. Kingsley is also the Chairman of the Board of Directors of Lineage Cell Therapeutics, Inc. (Lineage), formerly BioTime, Inc.. Mr. Kingsley has been general partner of Greenway Partners, L.P., a private investment firm, and President of Greenbelt Corp., a business consulting firm, since 1993. Greenbelt Corp. served as Lineage’s financial advisor from 1998 until June 30, 2009. Mr. Kingsley was Senior Vice-President of Icahn and Company and its affiliated entities for more than 25 years. Mr. Kingsley served as a director of Asterias Biotherapeutics, Inc. from September 2012 until it was acquired by Lineage in March 2019. Mr. Kingsley holds a BS degree in economics from the Wharton School of the University of Pennsylvania, and a J.D. degree and LLM in taxation from New York University Law School.

Andrew J. Last, 60, joined the Board of Directors during December 2015. In April 2019, Dr. Last was appointed as Executive Vice President and Chief Operating Officer of Bio-Rad Laboratories, Inc. Dr. Last previously served as Chief Commercial Officer at Berkeley Lights Inc. and as Chief Operating Officer of Intrexon Corporation. From 2010 to 2016, Dr. Last was Executive Vice President and Chief Operating Officer of Affymetrix. Before joining Affymetrix, Dr. Last served as Vice President, Global and Strategic Marketing of BD Biosciences and as General Manager of Pharmingen from 2004 to 2010. From 2002 to 2004, Dr. Last held management positions at Applied Biosystems, Inc., including as Vice President and General Manager from 2003-2004 and Vice President of Marketing 2002-2003. Earlier in his career, he served in a variety of management positions at other companies, including Incyte Genomics and Monsanto. Dr. Last holds Ph.D. and MS degrees with specialization in Agrochemical Chemicals and Bio-Aeronautics, respectively, from Cranfield University, and a BS degree in Biological Sciences from the University of Leicester in the United Kingdom.

Cavan Redmond, 59, joined our Board of Directors in August of 2015 and was appointed Chairman of the Board during April 2018. Since 2014, Mr. Redmond has served as Partner for Zarsy, LLC. Mr. Redmond served as Chief Executive Officer of WebMD from May 2012 until May 2013. From August 2011 until May 2012, Mr. Redmond served as Group President, Animal Health, Consumer Healthcare and Corporate Strategy of Pfizer Inc., a pharmaceutical company. He served as Pfizer’s Group President, Animal Health, Consumer Healthcare, Capsugel and Corporate Strategy from December 2010 until August 2011 and as its Senior Vice President and Group President, Pfizer Diversified Businesses from October 2009 until December 2010. Prior to Pfizer’s acquisition of Wyeth, a pharmaceutical company, Mr. Redmond served as President, Wyeth Consumer Healthcare and Animal Health Business. Before that, he held the positions of President, Wyeth Consumer Healthcare from December 2007 until May 2009 and served on Wyeth Parmaceuticals’ Executive Leadership Team. At Wyeth, Mr. Redmond served as General Manager and Executive Vice President of Wyeth Bioparhma which grew into a leading global biotech company under his leadership. Mr. Redmond also served as a director of Lineage Cell Therapeutics, Inc. from February 2018 through July 2019 and has served on the boards of directors of The Wistar Institute of Anatomy and Biology and the Arthritis Foundation.

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

The members of the Audit Committee are Andrew Arno (Chair), Andrew J. Last, and Cavan Redmond. Ronald Andrews also served as a member of the Audit Committee until July 2019. The purpose of the Audit Committee is to recommend the engagement of our independent registered public accountants, to review their performance and the plan, scope, and results of the audit, and to review and approve the fees we pay to our independent registered public accountants. The Audit Committee also will review our accounting and financial reporting procedures and controls.

Our Board of Directors has determined that Andrew Arno meets the criteria of an “audit committee financial expert” within the meaning of the SEC’s regulations based on his many years of experience in the investment banking industry, and his audit committee service at another company, including the evaluation of financial statements.

Executive Officers

Ronald Andrews, Chief Executive Officer and President, Mitchell Levine, Chief Financial Officer, Albert Parker, Chief Operating Officer, Lyndal K. Hesterberg, Chief Scientific Officer, Douglas Ross, M.D., Chief Medical Officer, Tony Kalajian, Sr. Vice President and Chief Accounting Officer, and Padma Sundar, Sr. Vice President-Marketing and Market Access, are our other executive officers. William Annett served as our Chief Executive Officer until June 30, 2019.

Mitchell Levine joined Oncocyte as Chief Financial Officer in November 2017. In 2000, Mr. Levine founded Enable Capital Management. LLC, the general partner of Enable Growth Partners, L.P. which provided growth capital to private and publicly traded companies, catalyzing transformative corporate innovation, job growth, and economic expansion in technology, life sciences, consumer products, and energy. Prior to founding Enable, Mr. Levine was a founding member of The Shemano Group, a leading San Francisco-based investment bank that focused on the capital needs of growth companies. He has also worked at Bear Stearns and Lehman Brothers. Mr. Levine received his BA from the University of California, Davis.

Albert P. Parker joined Oncocyte as Chief Operating Officer during August 2018. Prior to joining Oncocyte, Mr. Parker was the managing shareholder of GC Legal Advisors, a law firm established to provide or supplement in-house legal support on an interim, part-time, or project basis for companies operating across various industries. Mr. Parker also served as Executive Vice President, General Counsel and Corporate Secretary of Sunovion Pharmaceuticals from 2013 to 2014. From 2000-2010, Mr. Parker served in a number of management and legal positions at the Vice President or Senior Vice President and Chief Counsel level at Wyeth Pharmaceuticals (now a part of Pfizer). Before joining Wyeth Pharmaceuticals, Mr. Parker served as an Assistant General Counsel at Warner-Lambert Company, and was a partner in a Philadelphia law firm. Mr. Parker holds a J.D. from the University of Pennsylvania Law School and a B.A. from Pennsylvania State University

Lyndal K. Hesterberg, Ph.D. was appointed Chief Scientific Officer during March 2019 after serving as our Senior Vice President-Research and Development since November 2016. Dr. Hesterberg began providing consulting services to Oncocyte in 2015 and was named Vice President of Development in February of 2016. Dr. Hesterberg also provided counsel on clinical trial design, product development, and corporate strategy as a consultant to medical and biotech companies. Until 2012, Dr. Hesterberg was the Chief Technology Officer of Crescendo Biosciences where he was responsible for clinical trial, laboratory operations, manufacturing and quality systems and helped bring to market Vectra DA. Previously, he was the president and Chief Executive Officer of Barofold, Inc., where he led the company from product conception through its clinical stage, and recruited a senior leadership team that developed a pipeline of proprietary drug candidates. Dr. Hesterberg received his Ph.D. in biochemistry from the University of St. Louis and a Bachelor of Sciences from the University of Illinois.

Douglas Ross, M.D. was appointed Chief Medical Officer during March 2020. Prior to joining Oncocyte, Dr. Ross was a principal of the Bethesda Group, LLC, biomedical consulting company that he co-founded in 2015. From 2014, until founding Bethesda Group, Dr. Ross served as Chief Scientific Officer of CardioDx, Inc. In 2011 Dr. Ross joined the Medical Science Division of Life Technologies and served as its Chief Scientific Officer on a consulting basis until that company was acquired by Thermo Fisher Scientific in 2013. Dr. Ross’s private sector career started in 2000 as Chief Scientific Officer of Applied Genomics, Inc. (AGI), a company he co-founded after post-doctoral training at Stanford University. AGI translated insights from gene expression patterns into immunohistochemistry multivariate assays targeted to actionable clinical problems. In 2009, Clarient, Inc., a national pathology reference laboratory, acquired AGI and Dr. Ross continued his role as Chief Scientific Officer. General Electric Healthcare acquired Clarient in December 2010, and Dr. Ross continued as Chief Scientific Officer, working with the business development and partnership teams at Clarient and capital teams at GE Healthcare. Dr. Ross obtained his M.D. and his Ph.D. in Pathology from the University of Washington while studying at the Fred Hutchinson Cancer Research Center in Seattle, Washington.

Tony Kalajian was appointed Sr. Vice President and Chief Accounting Officer during August 2019. Prior to joining Oncocyte, Mr. Kalajian, served as Vice President and Chief Accounting Officer for Oncocyte’s former parent company Lineage Cell Therapeutics, Inc. (formerly known as BioTime, Inc.). While at Lineage from May 2016 to August 2019, Mr. Kalajian concurrently managed and oversaw the financial reporting, compliance and accounting for three other public companies spun off from Lineage, including Oncocyte, Asterias Biotherapeutics, Inc. and AgeX Therapeutics, Inc. Prior to joining Lineage, Mr. Kalajian was the Senior Director of Finance at STAAR Surgical Company, a publicly traded multi-national medical-device developer and manufacturer. Mr. Kalajian is a certified public accountant (CPA) with the State of California and brings over 20 years of finance and public accounting experience, including domestic and international financial reporting, initial public offerings, management, business consulting and tax services in various industries including medical devices, ophthalmic, diagnostic, start-ups, ecommerce, alternative energy, manufacturing and retail. Mr. Kalajian held various positions at the public accounting firm of PricewaterhouseCoopers (PwC), where he was a Senior Manager in Audit and Advisory Services. Mr. Kalajian holds a B.S. in accounting, theory and practice from California State University, Northridge and an M.B.A. from the University of Southern California Marshall School of Business

Padma Sundar joined Oncocyte as Senior Vice President—Marketing and Market Access in May 2019. Before joining Oncocyte, Ms. Sundar served as Vice President of Strategy and Market Access at CellMax Life, a liquid biopsy company, from 2017 until 2019, and she served as Director of Marketing at Guardant Health, Inc., cancer diagnostics company, from 2016 until 2017. Previously, Ms. Sundar was Senior Director at Roche Sequencing and was Senior Director for the oncology portfolio at Affymetrix. Ms. Sundar began her career at McKinsey and Company, and received her M.B.A. and M.P.H. from the University of California, Berkeley, and her B.A. in Chemistry from the University of Delhi.

Delinquent Section 16(a) Reports

Section 16(a) of Exchange Act, requires our directors and executive officers and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other Oncocyte equity securities.

To our knowledge, based solely on our review of the copies of Forms, 3 and 4 and amendments thereto filed during the last fiscal year, and Forms 5 and amendments thereto filed with respect to the last fiscal year, by the Reporting Persons, or written representation from the Reporting Persons that no Form 5 was required, Aditya Mohanty was delinquent in filing one Form 4 late and Tony Kalajian was delinquent in filing a Form 3.

Item 11. Executive Compensation

Director Compensation

Directors and members of committees of the Board of Directors who are salaried employees of Oncocyte are entitled to receive compensation as employees but are not compensated for serving as directors or attending meetings of the Board or committees of the Board. All directors are entitled to reimbursements for their out-of-pocket expenses incurred in attending meetings of the Board or committees of the Board.

Non-employee directors, other than the Chairman of the Board of Directors, received an annual fee of $35,000 in cash during 2019. In addition to cash fees, non-employee directors received options to purchase 45,000 shares of common stock under our 2018 Equity Incentive Plan (the “Incentive Plan”) during 2019. In 2019, our Chairman received an annual cash fee of $70,000 and an annual award of options to purchase 50,000 shares of Oncocyte common stock.

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

Directors who served on the Audit Committee, the Compensation Committee, the Nominating/Corporate Governance Committee, Science and Technology Committee or the Finance Committee during 2019 received, in addition to other fees payable to them as directors, the following annual fees:

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

The following table summarizes certain information concerning the compensation paid during the past fiscal year to each of the persons who served as directors during the year ended December 31, 2019 and who were not our employees on the date the compensation was earned.

Name	Fees Earned Or Paid in Cash	Option Awards (1)		Total
Ronald Andrews(2)	$36,250	$-		$36,250
Andrew Arno	$65,000	$65,341	(3)	$130,341
Melinda Griffith	$25,000	$65,341	(3)	$90,341
Alfred D. Kingsley	$40,000	$65,341	(3)	$105,341
Andrew J. Last	$72,500	$65,341	(3)	$137,841
Aditya Mohanty	$35,000	$150,510	(3)(4)	$185,510
Cavan Redmond	$82,500	$72,602	(5)	$155,102

(1)	Options granted will vest and become exercisable one year from the date of grant, subject to the non-employee director’s continued service as a director of Oncocyte or a subsidiary from the date of grant until the vesting date or, if earlier, until the next annual meeting of shareholders, but must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. Values are computed in accordance with FASB Accounting Standards Codification (ASC) Topic 718, Compensation - Stock Compensation. We used the Black-Scholes Pricing Model to compute option fair values based on applicable exercise and stock prices, an expected option term, volatility assumptions, and risk-free interest rates.

(2)	Mr. Andrews became our President and Chief Executive Officer on July 1, 2019 and no longer receives compensation as a non-employee director. The cash fees and value of option awards shown in this table do not include other compensation that Mr. Andrews received in his capacity as President and Chief Executive Officer, which is shown the in Summary Compensation Table in the Executive Compensation section of this Report.

(3)	Mr. Arno, Ms. Griffith, Mr. Kingsley, Mr. Last and Mr. Mohanty each received 45,000 stock options on July 17, 2019. The options are exercisable at an exercise price of $2.12 per share.

(4)	Mr. Mohanty received 33,750 stock options on February 15, 2019 as compensation for continuing to serve as a director of Oncocyte after his departure from Lineage Cell Therapeutics, Inc. in September 2018. Mr. Mohanty did not receive compensation as a director of Oncocyte while he concurrently served as Co-Chief Executive Officer of Lineage. The options are exercisable at an exercise price of $3.80 per share. Mr. Mohanty’s term as a director will expire at the Meeting.

(5)	Mr. Redmond received 50,000 stock options on July 17, 2019. The options are exercisable at an exercise price of $2.12 per share.

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

The following tables show certain information relating to the compensation of our President and Chief Executive Officer, the two highest paid individuals who were serving as executive officers at year end whose total individual compensation exceeded $100,000 during 2019, and our former Chief Executive Officer. We refer to such executive officers referred to as our “Named Executive Officers.

Summary Compensation Table

Name and principal position	Year	Salary		Bonus	Stock Awards(1)		Option Awards(1)		All Other Compensation(2)		Total
Ronald Andrews President and Chief Executive Officer	2019	$276,250	(3)	$—	$163,150	(4)	$1,626,562	(4)	$—		$2,065,962

Lyndal K. Hesterberg	2019	$298,448		$60,000			$857,112	(6)	$1,250		$1,216,810
Chief Scientific Officer(5)	2018	$216,691		$311,820			$314,940	(7)	$7,132		$850,583

Mitchell Levine	2019	$343,063		$131,670	$70,400	(8)	$600,142	(8)	$12,662		$1,157,937
Chief Financial Officer	2018	$330,000	(9)	$200,000			$359,287	(9)	$—		$889,287

William Annett(10)	2019	$275,833		$73,500			$955,545	(11)	$324,000	(12)	$1,628,878
Former President and Chief Executive Officer	2018	$400,000		$220,000			$292,058	(13)	$13,750		$925,808

7

(1)

Option awards granted under our 2010 Employee Stock Option Plan (the “Option Plan”) or under our Incentive Plan are valued at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. Except as otherwise indicated below, one quarter of the options will vest upon completion of 12 full months of continuous employment measured from the grant date, and the balance of the options shall vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, based upon the completion of each month of continuous employment. Amounts shown in this column do not reflect dollar amounts actually received by our Named Executive Officers. Instead, these amounts reflect the aggregate grant date fair value of each stock option granted, computed in accordance with the provisions of FASB ASC Topic 718. For stock options that have performance-based (sometimes referred to as milestone-based) vesting conditions indicated below, although the aggregate grant date fair value is included in the table above, stock based compensation is recognized in the period only when it is probable that the vesting condition will be, or has been, met. We used the Black-Scholes Pricing Model to compute option fair values based on applicable exercise and stock prices, an expected option term, volatility assumptions, and risk-free interest rates. Our Named Executive Officers will only realize compensation upon exercise of the stock options and to the extent the trading price of our common stock is greater than the exercise price of such stock options at the time of exercise.

Stock awards, consisting entirely of restricted stock units, except as otherwise indicated elsewhere in this Report, are valued at the aggregate grant date fair value based on the closing price of Oncocyte common stock as quoted on the NYSE American as if all stock awards were fully vested.

(2)	Except as otherwise indicated below, other compensation consists entirely of employer contributions to employee accounts under our 401(k) plan.

(3)	Mr. Andrews was appointed President and Chief Executive Officer effective July 1, 2019. Amounts shown as salary in the table above includes $36,250 of cash fees that Mr. Andrews received for services as a non-employee director prior to July 1, 2019, which is also included in the Director Compensation table elsewhere in this Report.

(4)	In July 2019, Mr. Andrews was granted (i) options to purchase 950,000 shares of common stock, effective on the date his employment commenced, at an exercise price of $2.51 per share, (ii) options to purchase 50,000 shares of common stock effective on upon completion of one year of continuous service as an employee which are not included in the table as the grant of the options will not be effective until and unless Mr. Andrews completes a year of continuous service as an employee, and (iii) restricted stock units (RSUs) with respect to 65,000 shares of common stock, effective upon his completion of one year of continuous service as an employee. The fair value of the RSUs, measured as of July 1, 2019, is shown in the table above under Stock Awards. In accordance with ASC 718, the RSUs were considered granted on July 1, 2019 and Oncocyte is recognizing stock based compensation over its effective two-year vesting period beginning on July 1, 2019.

(5)	Dr. Hesterberg served as our Sr. Vice President of Research & Development during 2018 and was appointed Chief Scientific Officer during March 2019.

(6)	In March 2019, Dr. Hesterberg was granted 350,000 stock options exercisable at an exercise price of $3.52 per share.

(7)	In May 2018, Dr. Hesterberg was granted 150,000 stock options exercisable at an exercise price of $2.35 per share. One third of the options shall vest when a clinical validation study of DetermaDx™ (formerly known as DetermaVu™) is complete, one third shall vest on the filing of a Medicare dossier for a local coverage determination (“LCD Approval”) for DetermaDx™ and one third shall vest on the earlier of the third anniversary of the date of grant or the date of LCD Approval for DetermaDx™.

In October 2018, Dr. Hesterberg was granted 54,000 stock options exercisable at an exercise price of $1.95 per share. The options shall vest in three equal annual installments from the date of grant.

(8)	In March 2019, Mr. Levine was granted 245,000 stock options exercisable at an exercise price of $3.52 per share and 20,000 RSUs. The RSUs vested on March 14, 2020. The fair value of the RSUs, measured as of the March 14, 2019 grant date based on the closing price of Oncocyte common stock quoted on the NYSE American, is shown in the table above under Stock Awards.

(9)	In May 2018, Mr. Levine was granted 50,000 stock options exercisable at an exercise price of $2.35 per share that will vest as follows: one quarter of the options vested upon completion of 12 full months of continuous employment measured from the grant date, and the balance of the options shall vest in 36 equal monthly installments thereafter based upon the completion of each month of continuous services as an employee. Mr. Levine also was granted 125,000 stock options exercisable at an exercise price of $2.35 per share which contain performance-based vesting conditions as follows: one third of the options shall vest when a clinical validation study of DetermaDx™ is complete, one third shall vest on the filing of a Medicare dossier for LCD Approval for DetermaDx™ and one third shall vest on the earlier of the third anniversary of the date of grant or the date of LCD Approval of DetermaDx™.

In June 2018, Mr. Levine agreed to a 10% salary reduction effective from June 10, 2018 through January 1, 2019. Accordingly, Mr. Levine’s actual salary paid in cash for the year ended December 31, 2018 was $314,008. In consideration of his agreement to the salary reduction, Mr. Levine was granted 45,000 performance-based stock options exercisable at an exercise price of $2.55 per share. One half of the options shall vest upon acceptance for publication of a clinical validation study manuscript for DetermaDx™, and one-half of the options shall vest upon the commencement of a clinical utility study of DetermaDx™. As of December 31, 2019, none of the milestones for vesting had been met.

(10)	Mr. Annett’s service as President and Chief Executive Officer ended on June 30, 2019.

(11)	In March 2019, Mr. Annett was granted 390,000 stock options exercisable at an exercise price of $3.52 per share.

(12)	Mr. Annett received $210,000 in severance payments and $100,000 for consulting services from September through December 31, 2019, on which date his consulting services were terminated.

(13)	During 2018, Mr. Annett was granted 180,000 stock options exercisable at an exercise price of $2.35 per share. One quarter of the options were designated to vest when a clinical validation study of DetermaDx™ is complete and Oncocyte receives a publication date for an article describing the results of the study, and the balance of the options were designated to vest when Oncocyte receives LCD Approval for DetermaDx™. As a result of the termination of Mr. Annett’s employment, those options will lapse to the extent that the conditions to vesting are not met by June 30, 2020.

Executive Employment Agreements and Change of Control Provisions

We have entered into Employment Agreements with our Named Executive Officers.

Pursuant to his employment agreement, the annual salary of our President and Chief Executive Officer Ronald Andrews, was set at $480,000. Mr. Andrews is also eligible to receive annual bonuses, to the extent approved by the Board of Directors in its discretion, based on the achievement of predetermined company and individual objectives set by the Board of Directors or its Compensation Committee from time to time.

Mr. Andrews received or will receive the following equity awards under the Incentive Plan: (i) options to purchase 950,000 shares of Oncocyte common stock effective on the date his employment commenced (the “Initial Grant”); (ii) options to purchase 50,000 shares of common stock, effective on upon his completion of one year of continuous service as an employee (the “Second Grant”); and (iii) restricted stock units (“RSUs”) with respect to 65,000 shares of common stock, effective upon his completion of one year of continuous service as an employee. The exercise price of the options in the Initial Grant and Second Grant will be the fair market value of a share of Oncocyte common stock on the applicable effective date of grant, determined in accordance with the Incentive Plan.

The options in the Initial Grant will vest and thereby become exercisable as follows: twenty-five percent of the options will vest upon Mr. Andrew’s completion of one year of continuous service as an employee, and the balance of the options will vest in 36 equal monthly installments, commencing on the first anniversary of the effective date of the Initial Grant, subject to his continued service as an employee on the applicable vesting date.

The options in the Second Grant and the RSUs will vest upon Mr. Andrew’s completion of one year of continuous service as an employee from the effective date of the Second Grant. Vested RSUs will be settled in shares of common stock, unless Oncocyte elects to pay cash or part cash and part common stock in lieu of delivering only shares of common stock for vested RSUs.

During March 2019, the annual salary of Mitchell Levine our Chief Financial Officer was increased from $330,000 to $346,500. Pursuant to Mr. Levine’s employment agreement he is eligible to receive annual cash incentive bonus awards determined by the Board of Directors, with a target bonus of not less than 40% of his base salary, based on his achievement of specific, objectively determinable, performance goals at target levels for the year.

During March 2019, Dr. Lyndal Hesterberg was promoted from Sr. Vice President-Research & Development to Chief Scientific Officer and his annual salary was increased from $289,400 to $347,280. Pursuant to his employment agreement, Dr. Hesterberg is eligible to receive annual cash incentive bonus awards determined by the Board of Directors, with a target bonus of 40% of his base salary, based on his performance and achievement of goals or milestones set by the Board of Directors. We granted Dr. Hesterberg options purchase 350,000 shares of Oncocyte common stock at an exercise price of $3.52 per share which will vest and thereby become exercisable as follows: 25% will vest upon the completion of one year of continuous service as an employee from the date of grant, and the balance will vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, subject to Dr. Hesterberg’s continuous service as an officer or employee on the applicable vesting date. We also agreed to provide certain “relocation benefits” to Dr. Hesterberg consisting of payments for certain expenses related to the relocation of his residence to the metropolitan area where our principal office, research laboratory or clinical laboratory is located, plus a $5,000 related expense allowance, and a tax “gross up” payment to the extent the relocation related expenses we pay are taxable to him for federal income tax purposes. Dr. Hesterberg is obligated to reimburse us for the relocation benefits we pay if within two years after the relocation of his residence his employment is terminated for “cause” as defined in his employment agreement or if he resigns other than for “good reason” within one year of a “change of control,” as such terms are defined in his employment agreement.

Change in Control and Severance Plan

We have adopted the OncoCyte Corporation Change in Control and Severance Plan (the “CIC Plan”) which provides change in control and other severance benefits to a select group of our management or highly compensated employees, including our executive officers, who have executed a Change in Control and Severance Agreement (“CIC Agreement”) and who otherwise satisfy the conditions set forth in their CIC Agreement and the provisions of the CIC Plan. Pursuant to the CIC Plan, we have entered into CIC Agreements with certain employees, including our President and Chief Executive Officer, Ronald Andrews, our Chief Financial Officer, Mitchell Levine, and our Chief Scientific Officer, Dr. Lyndal Hesterberg. Each of their CIC Agreements has the effect of modifying the executive’s employment agreement and provides that if we terminate the executive’s employment without “cause” or if the executive resigns for “good reason”, the executive will receive a severance payment in the amount of 12 months of his or her base salary and accelerated vesting of stock options, restricted stock units, and any other equity awards (“Equity Awards”) that were schedule to vest based on the passage of time during the 12 months following the termination of employment. In addition to those severance benefits, if a termination of the executive’s employment without “cause” or a resignation for “good reason” occurs within three months before or twelve months after a “change in control,” the executive will also receive his or her target bonus for the year and the vesting of all Equity Awards will be fully accelerated. In addition to the foregoing, the terminated executive will receive a lump sum payment (which shall not be grossed up for applicable income and employment taxes) equal to twelve months of the premium costs of group health plan continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) to the same extent provided under Oncocyte’s group health plan. In order to receive the severance benefits, the executive must execute and comply with a separation agreement and general release of all claims against Oncocyte.

Transition Agreement with William Annett

On July 1, 2019, we entered into a Transition Agreement with our former President and Chief Executive Officer, William Annett in connection with the termination of his employment. Pursuant to the Transition Agreement, and consistent with the terms of his former employment agreement, he received (i) a cash payment of $210,000, (ii) his accrued but unpaid salary through June 30, 2019, (iii) a portion of his “target bonus” under his employment agreement prorated for the period January 1 through June 30, 2019; (iv) a lump-sum payment that represents the value of his accrued unused vacation and all vested benefits under any Oncocyte retirement, deferred compensation plan or equity plan, and (v) COBRA coverage continuation rights under Oncocyte health care plans, in accordance with the terms of the plans and applicable law. We also agreed to pay the premium for COBRA coverage for up to six months. Pursuant to the Transition Agreement, Mr. Annett provided certain consulting services to Oncocyte through December 31, 2019, for which he received aggregate payments of $170,000 for that period.

Mr. Annett’s unvested Oncocyte stock options continued to vest during the period for which he performed consulting services under the Transition Agreement (the “Consulting Period”). The Consulting Period ended on December 31, 2019 and, as of that date, and according to the terms of Mr. Annett’s original employment agreement, Mr. Annett’s unvested stock options vested with respect to the number of unvested options that would otherwise have vested during the six month period ending June 30, 2020 had he continued to provide services to Oncocyte during that period, including certain performance based stock options that may vest to the extent that the performance milestones are attained during that six month period ending June 30, 2020. The post-employment exercise period of all of Mr. Annett’s vested options was extended until December 31, 2020, which is one year after the end of the Consulting Period in accordance with his employment agreement.

Equity Awards Outstanding at Year End

The following table summarizes certain information concerning stock options and other equity awards granted by us under the Option Plan and the Incentive Plan held as of December 31, 2019 by our Named Executive Officers:

Equity Awards Outstanding At Year-End

Option awards									Stock awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable (1)		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)		Option Exercise Price	Option Expiration Date	Number of shares or units of stock that have not vested (#)		Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Ronald Andrews	20,000	(2)	—		—		$2.10	April 1, 2028	65,000	(5)	$146,250	—	—
	45,000	(3)	—		—		$2.40	August 29, 2028	—		—	—	—
	—		950,000	(4)	—		$2.51	June 30, 2029

Lyndal K. Hesterberg	12,500		—		12,500	(6)	$3.06	February 15, 2026	—
	96,354		28,646	(7)			$4.05	October 31, 2026
	10,200		4,200	(8)			$4.70	February 16, 2027
	—		—		150,000	(9)	$2.35	May 22, 2028
	18,000		36,000	(10)			$1.95	October 16, 2028
	—		350,000	(11)			$3.52	March 13, 2029

Mitchell Levine	104,168		95,832	(12)			$5.90	November 15, 2027
	19,791		30,209	(13)			$2.35	May 22, 2028
	—		—		125,000	(9)	$2.35	May 22, 2028
	—		—		45,000	(14)	$2.55	June 12, 2028
	—		245,000	(11)			$3.52	March 13, 2029
	—		—				n/a	n/a	20,000	(15)	$45,000

William Annett(16)	5,000		—				$2.20	January 8, 2025(16)
	5,000		—				$2.20	June 15, 2025(16)
	600,000		—	(17)			$2.20	June 15, 2025(16)
	250,000		—	(18)			$3.06	February 15, 2026(16)
	187,496		—	(8)			$4.70	February 16, 2027(16)
	—		—		180,000	(19)	$2.35	May 22, 2028(16)
	121,875	(11)	—				$3.52	March 13, 2029(16)

(1)	Except as otherwise indicated below, one quarter of the options shall vest upon completion of 12 full months of continuous employment measured from the date of grant, and the balance of the options will vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, based upon the completion of each month of continuous employment.

(2)	The date of grants was April 2, 2018 for services of Mr. Andrews as a non-employee director of Oncocyte. The options vested on the first anniversary of the grant date.

(3)	The date of grant was August 30, 2018 for services of Mr. Andrews as a non-employee director of Oncocyte. The options vested on the first anniversary of the grant date.

(4)	The date of grant was July 1, 2019.

(5)	The date of grant of the RSUs was July 1, 2019. The RSUs will vest upon completion of two years of continuous service as an employee from the grant date. The market value of the RSUs was determined based on the closing price of Oncocyte common stock as quoted on the NYSE American on December 31, 2019.

(6)	These options were granted to Dr. Hesterberg in the capacity of a consultant on February 16, 2016. One quarter of the options vested upon completion of 12 full months of continuous service provided to the company measured from the date of grant, the second quarterly installment shall vest upon the completion of the validation of a second product (bladder cancer, lung cancer small nodule, or lung cancer screening), the third quarterly installment shall vest upon achievement of successful launch of a lung cancer test, and the last one quarter vested on the second anniversary of the option grant date.

(7)	The date of grant was November 1, 2016 at which time Dr. Hesterberg became an employee of Oncocyte.

(8)	The date of grant was February 17, 2017.

(9)	The date of grant was May 23, 2018. One third of the options shall vest when a clinical validation study of DetermaDx™ is complete, one third shall vest on the filing of a Medicare dossier for a LCD Approval for DetermaDx™ and one third shall vest on the earlier of the third anniversary of the date of grant or the date of LCD Approval for DetermaDx™.

(10)	The date of grant was October 17, 2018. The options shall vest in three equal annual installments from the date of grant.

(11)	The date of grant was March 14, 2019.

(12)	These options were granted to Mr. Levine upon his appointment as Chief Financial Officer on November 16, 2017.

(13)	The date of grant was May 23, 2018.

(14)	The date of grant was June 13, 2018. One half of the options shall vest upon completion of a clinical validation study manuscript for DetermaDx™, and one-half of the options shall vest upon the commencement of a clinical utility study of DetermaDx™.

(15)	The date of the grant was March 14, 2019 and the 20,000 restricted stock units vested one year from the date of grant. The market value of the RSUs was determined based on the closing price of Oncocyte common stock as quoted on the NYSE American on December 31, 2019.

(16)	Mr. Annett’s employment as President and Chief Executive Officer ended on June 30, 2019. As a result of the termination of Mr. Annett’s employment, options to purchase 59,377 shares of common stock immediately vested. Mr. Annett’s vested options will expire on December 31, 2020.

(17)	The date of grant was June 16, 2015.

(18)	The date of grant was February 16, 2016.

(19)	The date of grant was May 23, 2018. One quarter of the options were designated to vest when a clinical validation study of DetermaDx™ is complete and Oncocyte receives a publication date for an article describing the results of the study, and the remaining options were designated to vest when Oncocyte receives LCD Approval for DetermaDx™. As a result of the termination of Mr. Annett’s employment, these options will lapse to the extent that the conditions to vesting are not met by June 30, 2020.

The Incentive Plan

The following summary of the Incentive Plan is a summary only and does not purport to include all of the terms of the Inventive Plan, and is qualified by the full terms of the Incentive Plan.

We have adopted the Incentive Plan that permits us to grant awards, or Awards, consisting of stock options, the grant or sale of restricted stock (“Restricted Stock”), the grant of stock appreciation rights (“SARs”), and the grant of hypothetical units issued with reference to our common stock (“Restricted Stock Units” or “RSUs”), for up to 11,000,000 shares of our common stock. The Incentive Plan also permits Oncocyte to issue such other securities as our Board of Directors (the “Board”) or the Compensation Committee (the “Committee”) administering the Incentive Plan may determine. Awards of stock options, Restricted Stock, SARs, and RSUs (“Awards”) may be granted under the Incentive Plan to Oncocyte employees, directors, and consultants.

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

No person shall be granted, during any one-year period, options to purchase, or SARs with respect to, more than 1,000,000 shares in the aggregate, or any Awards of Restricted Stock or RSUs with respect to more than 500,000 shares in the aggregate. If an Award is to be settled in cash, the number of shares on which the Award is based shall not count toward the individual share limit.

No Awards may be granted under the Incentive Plan more than ten years after the date upon which the Incentive Plan was adopted by the Board, and no options or SARS granted under the Incentive Plan may be exercised after the expiration of ten years from the date of grant.

Stock Options

Options granted under the Incentive Plan may be either “incentive stock options” within the meaning of Section 422(b) of the Internal Revenue Code of 1986, as amended, or “non-qualified” stock options that do not qualify incentive stock options. Incentive stock options may be granted only to Oncocyte employees and employees of subsidiaries. The exercise price of stock options granted under the Incentive Plan must be equal to the fair market of our common stock on the date the option is granted. In the case of an optionee who, at the time of grant, owns more than 10% of the combined voting power of all classes of Oncocyte stock, the exercise price of any incentive stock option must be at least 110% of the fair market value of the common stock on the grant date, and the term of the option may be no longer than five years. The aggregate fair market value of common stock (determined as of the grant date of the option) with respect to which incentive stock options become exercisable for the first time by an optionee in any calendar year may not exceed $100,000.

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

Restricted Stock and Restricted Stock Units

In lieu of granting options, we may enter into purchase agreements with employees under which they may purchase or otherwise acquire Restricted Stock or RSUs subject to such vesting, transfer, and repurchase terms, and other restrictions. The price at which Restricted Stock may be issued or sold will be not less than 100% of fair market value. Employees or consultants, but not executive officers or directors, who purchase Restricted Stock may be permitted to pay for their shares by delivering a promissory note or an installment payment agreement that may be secured by a pledge of their Restricted Stock. Restricted Stock may also be issued for services actually performed by the recipient prior to the issuance of the Restricted Stock. Unvested Restricted Stock for which we have not received payment may be forfeited, or we may have the right to repurchase unvested shares upon the occurrence of specified events, such as termination of employment.

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

The terms and conditions of a grant of RSUs shall be determined by the Board or Committee. No shares of common stock shall be issued at the time a RSU is granted. A recipient of Restricted Stock Units shall have no voting rights with respect to the RSUs. Upon the expiration of the restrictions applicable to a RSU, we will either issue to the recipient, without charge, one share of common stock per RSU or cash in an amount equal to the fair market value of one share of common stock.

At the discretion of the Board or Committee, each RSU (representing one share of common stock) may be credited with cash and stock dividends paid in respect of one share (“Dividend Equivalents”). Dividend Equivalents shall be withheld for the recipient’s account, and interest may be credited on the amount of cash Dividend Equivalents withheld. Dividend Equivalents credited to a recipient’s account and attributable to any particular RSU (and earnings thereon, if applicable) shall be distributed in cash or in shares of common stock having a fair market value equal to the amount of the Dividend Equivalents and earnings, if applicable, upon settlement of the RSU. If a RSU is forfeited, the recipient shall have no right to the related Dividend Equivalents.

SARs

An SAR is the right to receive, upon exercise, an amount payable in cash or shares, or a combination of shares and cash, equal to the number of shares subject to the SAR that is being exercised, multiplied by the excess of (a) the fair market value of a common share on the date the SAR is exercised, over (b) the exercise price specified in the SAR Award agreement. SARs may be granted either as free-standing SARs or in tandem with options. No SAR may be exercised later than 10 years after the date of grant.

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

Risk Considerations and Recoupment Policies

The Compensation Committee of our Board of Directors considers, in establishing and reviewing the executive compensation program, whether the program encourages unnecessary or excessive risk taking. Our executive compensation arrangements include a fixed salary that provides a steady income so that executives do not feel pressured to focus exclusively on stock price performance or short-term financial targets to the detriment of our long-term operational and strategic objectives. We supplement fixed salaries with discretionary bonus awards based on the executive’s performance as well as the performance of Oncocyte. Most of the stock options that we have granted to our executive officers under our Option Plan vest over four years, assuring that the executives take a long-term perspective in viewing their equity ownership.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Principal Shareholders

The following table sets forth information as of March 31, 2020 concerning beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of 5% or more of our outstanding shares of common stock. Information concerning certain beneficial owners of more than 5% of the outstanding common stock is based upon information disclosed by such owners in their reports on Schedule 13D or Schedule 13G.

Security Ownership of Certain Beneficial Owners

Shareholder	Number of Shares	Percent of Total

Broadwood Partners, L.P. (1) Broadwood Capital, Inc. Neal Bradsher 724 Fifth Avenue, 9th Floor New York, New York 10019	14,725,311	23.17%

Lineage Cell Therapeutics, Inc. (2) 2173 Salk Avenue, Suite 200 Carlsbad, CA 92008	6,041,154	9.67%

Pura Vida Investments, LLC (3) Efrem Kamen 150 East 52nd Street, Suite 32001 New York, NY 10022	5,696,576	9.12%

George Karfunkel 126 East 56th Street/15th Floor New York, New York 10022	5,120,000	8.19%

(1)	Includes 14,722,166 shares owned by Broadwood Partners, L.P. and 3,145 shares owned by Neal Bradsher. Broadwood Capital, Inc. is the general partner of Broadwood Partners, L.P. Neal Bradsher is the President of Broadwood Capital, Inc. Mr. Bradsher and Broadwood Capital, Inc. share voting power over and may be deemed to beneficially own the shares owned by Broadwood Partners, L.P. The shares owned by Broadwood Partners, L.P. include 1,055,961 shares that may be acquired upon the exercise of certain warrants. Does not include 1,050,000 shares of common stock that Broadwood agreed to purchase from Oncocyte during April 2020.

(2)	Does not reflect shares sold by Lineage during April 2020 as reported by Lineage on April 27, 2020 in an amendment to its report on Schedule 13D, which discloses that as of that date Lineage beneficially owned 4,265,904 shares of Oncocyte common stock representing 6.3% of the outstanding common stock.

(3)	Includes shares held by Pura Vida Master Fund, Ltd. (the “Pura Vida Master Fund”) and certain separately managed accounts (the “Accounts”). Pura Vida Investments, LLC (“Pura Vida”) serves as the investment manager to the Pura Vida Master Fund and the Accounts. Efrem Kamen serves as the managing member of Pura Vida. Pura Vida and Mr. Kamen may be deemed to have shared voting and dispositive power with respect to the shares owned directly by the Pura Vida Master Fund and the Accounts. Pura Vida and Mr. Kamen disclaim beneficial ownership of those shares except to the extent of their pecuniary interest therein. Does not include 600,000 shares of common stock that certain funds and accounts managed by Pura Vida agreed to purchase from Oncocyte during April 2020.

Security Ownership of Management

The following table sets forth information as of March 31, 2020 concerning beneficial ownership of our common stock and equity awards by each member of the Board of Directors, all Named Executive Officers, and all executive officers and directors as a group.

	Number of Shares	Percent of Total
Ronald Andrews (1)	145,180	*%

Lyndal K. Hesterberg (2)	255,405	*%

Mitchell Levine (3)	251,532	*%

William Annett (4)	1,176,371	1.85%

Alfred D. Kingsley (5)	744,338	1.18%

Andrew Arno (6)	256,414	*%

Andrew J. Last (7)	115,506	*%

Cavan Redmond (8)	211,414	*%

Aditya Mohanty (9)	33,750	*%

Melinda Griffith (10)	-	*%

All executive officers and directors as a group (14 persons) (11)	3,438,243	5.27%

*Less than 1%

(1)	Includes 65,000 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days and 17,482 shares that may be acquired upon the exercise of certain warrants. Excludes 950,000 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days. Also excludes shares that may be acquired upon the exercise of 50,000 stock options and upon vesting of 65,000 RSUs that Oncocyte has agreed to grant to Mr. Andrews under the terms of his employment agreement upon his completion of one year of continuous service as an employee.

(2)	Includes 253,657 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days and 874 shares that may be acquired upon the exercise of certain warrants. Excludes 464,743 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(3)	Includes 221,458 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days and 3,495 shares that may be acquired upon the exercise of certain warrants. Excludes 647,542 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(4)	Mr. Annett’s employment as President and Chief Executive Officer ended on June 30, 2019. Includes 1,169,371 shares that may be acquired through the exercise of stock options that are presently exercisable and 3,500 shares that may be acquired upon the exercise of certain warrants.

(5)	Includes 303,995 shares held solely by Mr. Kingsley, and 75,345 shares held by Greenbelt Corp. and 18,767 shares held by Greenway Partners, LP, which are affiliates of Mr. Kingsley. Mr. Kingsley disclaims beneficial ownership of 15,069 shares held by Greenbelt Corp. Includes 361,300 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days. Excludes 45,000 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(6)	Includes 101,520 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days and 52,447 shares that may be acquired upon the exercise of certain warrants. Excludes 45,000 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(7)	Includes 101,520 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days and 6,993 shares that may be acquired upon the exercise of certain warrants. Excludes 45,000 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(8)	Includes 106,520 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days and 52,447 shares that may be acquired upon the exercise of certain warrants. Excludes 50,000 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(9)	Includes 33,750 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days. Excludes 45,000 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(10)	Excludes 45,000 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(11)	Includes 2,652,429 shares and that may be acquired upon the exercise of certain stock options that are presently exercisable or that may become exercisable within 60 days and 137,238 shares that may be acquired upon the exercise of certain warrants. Excludes 4,096,950 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days. Also excludes shares that may be acquired upon the exercise of 50,000 stock options and upon vesting of 65,000 RSUs that Oncocyte has agreed to grant to Mr. Andrews under the terms of his employment agreement upon his completion of one year of continuous service as an employee.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Shared Facilities Agreement and Relationship with Lineage

During 2009 Oncocyte and Lineage entered into a Shared Facilities Agreement pursuant to which Lineage provided Oncocyte with the use of office and laboratory facilities, laboratory and office equipment and supplies, utilities, insurance, and the services of Lineage employees and contractors, for which we have reimbursed Lineage, either through cash payments, shares of our common stock, or delivering convertible promissory notes. Lineage provided us with the use of its facilities, equipment and supplies, utilities, and personnel at its cost until 2016, and at its cost plus 5% thereafter. Oncocyte ceased using shared services from Lineage during October 2019 and ceased using Lineage’s office and laboratory facilities under the Shared Facilities Agreement effective December 31, 2019 at which time the Shared Facilities Agreement terminated. As of December 31, 2018, Oncocyte had $2.1 million outstanding and payable to Lineage and affiliates in connection with the costs incurred under the Shared Facilities Agreement during 2018 and prior periods, which Oncocyte paid in full during February 2019. Total fees incurred under the Shared Facilities Agreement during 2019 were $1.2 million, which have been paid in full.

Alfred D. Kingsley, who is a member of our Board of Directors, is also a director of Lineage. Broadwood Partners, L.P. and Mr. Kingsley each beneficially own more than 5% of the outstanding common shares of Lineage. All of our directors and executive officers, and beneficial owners of more than 5% of our outstanding common stock (“5% Shareholders”) as reported in this Report, in the aggregate beneficially own more than 20% of the outstanding common shares of Lineage. The fact that certain of our executive officers and directors and 5% Shareholders own Lineage common shares should not be considered to mean that they constitute or are acting in concert as a “group” with respect to those shares or that they otherwise share power or authority to vote or dispose of the shares that each of them own.

Certain Sales of Equity Securities

During March 2018, Oncocyte entered into securities purchase agreements with Broadwood Partners, L.P. (“Broadwood”) and George Karfunkel, each of whom beneficially own more than 5% of our outstanding common stock, pursuant to which Broadwood purchased 3,968,254 shares of common stock, and Mr. Karfunkel purchased 3,968,254 shares of common stock for $1.26 per share. Under the securities purchase agreements, we agreed to register the shares for resale under the Securities Act of 1933, as amended (the “Securities Act”), not later than 60 days after the closing of the sale of the shares. We also agreed to pay liquidated damages calculated in the manner provided in the securities purchase agreement if we did not file the registration statement in a timely manner. Because the registration statement was not filed as required by the securities purchase agreement, during 2019 we paid $300,000 to Broadwood on account of liquidated damages owed.

On July 26, 2018, Cavan Redmond and Andrew Arno, who are members of our Board of Directors, each agreed to purchase from Oncocyte 52,447 shares of common stock and warrants to purchase 52,447 shares of common stock for $150,000 pursuant to a Securities Purchase Agreement. The shares of common stock and warrants were sold in a registered direct offering in “units,” with each unit consisting of one share of common stock and one warrant, at a price of $2.86 per unit. Each warrant entitles the warrant holder to purchase one share of common stock at an exercise price of $3.00 per share. The warrants became exercisable six months after the date of issue and will expire five years after the date they become exercisable.

During February 2019, Broadwood purchased 533,333 shares of our common stock for $3.75 per share, the same price paid by other investors, in an underwritten public offering of our common stock.

During November 2019, we sold a total of 5,058,824 shares of common stock for $1.70 per share in cash in an offering registered under the Securities Act. Broadwood purchased 1,176,471 shares, and certain funds and accounts managed by Pura Vida Investments, LLC (“Pura Vida”) purchased 2,941,176 shares, on the same terms as other investors.

During January 2020, we sold 768,376 shares of common stock to Broadwood, and 2,755,400 shares of common stock to certain funds and accounts managed by Pura Vida, for $2.156 per share in an offering registered under the Securities Act.

During April 2020, we agreed to sell a total of 4,733,700 shares of common stock for $2.27 per share in cash in an offering registered under the Securities Act. Broadwood agreed to purchase 1,050,000 shares, and certain funds and accounts managed by Pura Vida agreed to purchase 600,000 shares, on the same terms as other investors.

Director Independence

Our Board of Directors has determined that Andrew Arno, Melinda Griffith, Andrew Last, and Cavan Redmond, qualify as “independent” in accordance with Section 803(A) of the NYSE American Company Guide. The members of our Audit Committee meet the additional independence standards under Section 803(B)(2) of the NYSE American Company Guide and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the members of our Compensation Committee meet the additional independence standards under Section 805(c)(1) of the NYSE American Company Guide. Our independent directors received no compensation or remuneration for serving as directors except as disclosed under “Director Compensation” in Item 11 of this Report. None of these directors, nor any of the members of their respective families, have participated in any transaction with us that would disqualify them as “independent” directors under the standards described above.

Ronald Andrews does not qualify as “independent” because he is our Chief Executive Officer and President. The Board of Directors determined that Alfred D. Kingsley does not qualify as “independent” at this time because of his past service as our Executive Chairman and his service as Chairman of our former parent company Lineage.

Item 14. Principal Accounting Fees and Services

OUM & Co., LLP (“OUM”) has served as our independent registered public accountants since the fourth quarter of 2015, and audited our annual financial statements for the fiscal years ended December 31, 2019 and 2018.

Audit Fees, Audit Related Fees, Tax Fees and Other Fees

The following table sets forth the aggregate fees billed to us during the fiscal years ended December 31, 2019 and 2018 by OUM:

	2019	2018
Audit Fees (1)	$179,780	$168,170
Audit Related Fees (2)	80,064	8,000
Total Fees	$259,844	$176,170

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of Oncocyte’s annual financial statements included in our Annual Report on Form 10-K, and review of the interim financial statements included in our Quarterly Reports on Form 10-Q, as applicable, and services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to non-routine SEC filings.

Pre-Approval of Audit and Permissible Non-Audit Services

Our Audit Committee requires pre-approval of all audit and non-audit services. Other than de minimis services incidental to audit services, non-audit services shall generally be limited to tax services such as advice and planning and financial due diligence services. All fees for such non-audit services must be approved by the Audit Committee, except to the extent otherwise permitted by applicable SEC regulations. The Committee may delegate to one or more designated members of the Committee the authority to grant pre-approvals, provided such approvals are presented to the Committee at a subsequent meeting. During 2019, all of the fees paid to OUM were approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a-1) Financial Statements.

The following financial statements of OncoCyte Corporation are filed in the Form 10-K:

Balance Sheets

Statements of Operations

Statements of Comprehensive Loss

Statements of Shareholders’ Equity

Statements of Cash Flows

Exhibit Numbers	Exhibit Description
2.1	Subscription and Stock Purchase Agreement, dated September 4, 2019, among OncoCyte Corporation, Encore Clinical, Inc., and Razor Genomics Inc.† (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

2.2	Agreement and Plan of Merger, dated as of January 10, 2020, among OncoCyte Corporation, Cancer DX Sub, Inc., Insight Genetics, Inc., the Shareholders who became a Party to the Merger Agreement and the Equityholder Representative. (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2020)

3.1	Articles of Incorporation with all amendments (Incorporated by reference to OncoCyte Corporation’s Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

3.2	Amended and Restated By-Laws (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2020)

4.1	Specimen of Common Stock Certificate (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

4.2	Form of August 2016 Warrant (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2016)

4.3	Form of 2017 Warrant, Exercise Price $3.25 (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

4.4	Form of 2017 Warrant, Exercise Price $5.50 (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

4.5	Silicon Valley Bank Warrant (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

4.6	Form of July 2017 Warrant, Exercise Price $5.50; five-year term (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

4.7	Form of July 2017 Warrant, Exercise Price $3.25, five-year term (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

4.8	Form of July 2018 Warrant (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2018)

4.9	Warrant to Purchase Shares of Common Stock, dated August 1, 2019 (Incorporated by reference to OncoCyte Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019)

4.10	Warrant to Purchase Common Stock, dated October 17, 2019, between OncoCyte Corporation and Silicon Valley Bank (Incorporated by Reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019)

4.11	Description of Securities*

10.1	Form of Director/Consultant Option Agreement (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.2	Form of Employee Incentive Stock Option Agreement (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.3	Registration Rights Agreement dated October 15, 2009 (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.4	Amendment of Registration Rights Agreement, dated August 23, 2011 (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.5	Second Amendment of Registration Rights Agreement, dated May 8, 2015 (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.6	Third Amendment to Registration Rights Agreement, dated November 16, 2015 (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) A-1 filed with the Securities and Exchange Commission on December 21, 2015)

10.7	License Agreement, dated January 22, 2016, between OncoCyte Corporation and The Wistar Institute of Anatomy and Biology (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016)

10.8	First Amendment to License Agreement, dated January 25, 2016, between OncoCyte Corporation and The Wistar Institute of Anatomy and Biology (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016)

10.9	Second Amendment to License Agreement, dated May 27, 2016, between OncoCyte Corporation and The Wistar Institute of Anatomy and Biology (Incorporated by reference to OncoCyte Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2016)

10.10	Employment Agreement, dated October 23, 2019, between OncoCyte Corporation and Lyndal Hesterberg*

10.11	Form of Alternate Warrant Exercise Agreement, dated February 17, 2017 (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2017)

10.12	Loan and Security Agreement, dated February 21, 2017, between OncoCyte Corporation and Silicon Valley Bank (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

10.13	2017 Amendment to 2010 Stock Option Plan (Incorporated by reference to Registration Statement on Form S-8, File Number 333-219109 filed with the Securities and Exchange Commission on June 30, 2017)

10.14	Form of July 2017 Warrant Exercise Agreement, dated July 21, 2017 (July 2017 Warrant for 100% of shares received on exercise of Original Warrant, at $5.50 exercise price with five-year term) (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

10.15	Form of July 2017 Warrant Exercise Agreement, dated July 21, 2017 (July 2017 Warrant for 50% of shares received on exercise of Original Warrant, at $3.25 exercise price with five-year term) (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

10.16	Employment Agreement, dated November 15, 2017, between OncoCyte Corporation and Mitchell Levine (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018)

10.17	Securities Purchase Agreement, dated March 28, 2018 (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2018)

10.18	Form of Securities Purchase Agreement dated July 26, 2018, by and among OncoCyte Corporation and the investors signatory thereto (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2018)

10.19	2018 Equity Incentive Plan (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.20	Form of 2018 Equity Incentive Plan Employee Stock Option Agreement (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.21	Form of 2018 Equity Incentive Plan Non-Employee Director Stock Option Agreement (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.22	Form of 2018 Equity Incentive Plan Restricted Stock Unit Agreement (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.23	Employment Agreement, dated August 6, 2018, between OncoCyte Corporation and Albert P. Parker (Incorporated by reference to OncoCyte Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2018)

10.24	Employment Agreement, dated May 22, 2019, between OncoCyte Corporation and Padma Sundar*

10.25	Employment Agreement, dated June 4, 2019, between OncoCyte Corporation and Ronald Andrews (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2019)

10.26	Transition Agreement, dated July 1, 2019, between OncoCyte Corporation and William Annett (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2019)

10.27	Amendment to 2018 Equity Incentive Plan (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2019)

10.28	Form of Minority Holder Stock Purchase Agreement, between OncoCyte Corporation and the persons named therein (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

10.29	Development Agreement, dated September 30, 2019, among OncoCyte Corporation, Encore Clinical, Inc., and Razor Genomics Inc.† (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

10.30	Sublicense and Distribution Agreement, dated September 30, 2019, among OncoCyte Corporation, Encore Clinical, Inc., and Razor Genomics Inc.† (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

10.31	Laboratory Services Agreement, dated August 15, 2015, as amended, among OncoCyte Corporation, Encore Clinical, Inc., and Razor Genomics Inc.† (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

10.32	First Amendment to Loan and Security Agreement, dated October 17, 2019, between OncoCyte Corporation and Silicon Valley Bank† (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019)

10.33	Office Lease Agreement, dated December 23, 2019, as amended between OncoCyte Corporation and Cushing Ventures, LLC (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2019)

10.34	Lease Agreement, dated November 10, 2011, between Insight Genetics, Inc. and MPC Holdings, LLC, as renewed by notice dated January 3, 2019*

10.35	OncoCyte Corporation Change in Control and Severance Plan*

10.36	Form of Change in Control and Severance Agreement*

21	Subsidiaries*

23.1	Consent of OUM & Co. LLP *

31	Rule 13a-14(a)/15d-14(a) Certification **

32	Section 1350 Certification **

101	Interactive Data Files *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Previously filed

** Filed herewith

† Portions of this exhibit have been omitted because the omitted information is (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of April 2020.

ONCOCYTE CORPORATION

By:	/s/ Ronald Andrews
Ronald Andrews
President and Chief Executive Officer

