Form 10-Q
period 2020-03-31
OncoCyte Corp
filed 2020-05-12
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

(949) 409-7600

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

The number of shares of common stock outstanding as of May 7, 2020 was 67,217,906.

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

Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those discussed in this Report under Item 1 of the Notes to Condensed Consolidated Interim Financial Statements, under Risk Factors in this Report and those Risk Factors in Part I, Item 1A of our most recent Annual Report on Form 10-K as filed with the Securities Exchange Commission. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

The forward-looking statements in this Report also include, among other things, statements about:

●	the timing and potential achievement of future milestones;

●	the timing and our ability to obtain and maintain coverage and reimbursements from the Centers for Medicare and Medicaid Services and other third-party payers;

●	our plans to pursue research and development of diagnostic test;

●	the potential commercialization of our diagnostic tests currently in development;

●	the timing and success of future clinical trials and the period during which the results of the clinical trials will become available;

●	the potential receipt of revenue from future sales of our diagnostic tests or diagnostic tests in development;

●	our assumptions regarding obtaining reimbursement and reimbursement rates;

●	our estimates regarding future orders of tests and our ability to perform a projected number of tests;

●	our estimates and assumptions around patient populations, market size and price points for reimbursement for our diagnostic tests

●	our estimates regarding future revenues and operating expenses, and future capital requirements;

●	our intellectual property position;

●	the impact of government laws and regulations; and

●	our competitive position.

References to “Oncocyte,” “our” or “we” means OncoCyte Corporation.

The description or discussion, in this Form 10-Q, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

Item 1. Financial Statements

ONCOCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2020 (Notes 2 and 5)	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,577	$22,072
Accounts receivable	13	-
Marketable equity securities	325	379
Prepaid expenses and other current assets	1,224	505
Total current assets	18,139	22,956

NONCURRENT ASSETS
Right-of-use assets, machinery and equipment, net	4,298	3,728
Equity method investment in Razor	10,635	10,964
Goodwill	9,187	-
Intangibles, net	15,075	-
Deposits and other noncurrent assets	2,169	2,211
TOTAL ASSETS	$59,503	$39,859

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Amount due to Lineage and affiliates	$-	$6
Accounts payable	1,635	469
Accrued expenses and other current liabilities	3,420	2,610
Loan payable, current	1,500	1,125
Right-of-use and financing lease liabilities, current	373	230
Total current liabilities	6,928	4,440

NONCURRENT LIABILITIES
Loan payable, net of deferred financing costs, noncurrent	1,565	1,905
Financing lease and right of use liabilities, noncurrent	3,097	2,676
Contingent consideration liabilities	11,130	-
Deferred tax liability	158	-
TOTAL LIABILITIES	22,878	9,021

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value, 85,000 shares authorized; 62,484 and 57,032 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	138,102	124,583
Accumulated other comprehensive loss	-	-
Accumulated deficit	(101,477)	(93,745)
Total shareholders’ equity	36,625	30,838
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$59,503	$39,859

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ONCOCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
REVENUE
Total revenue	$16	$-

TOTAL COSTS AND OPERATING EXPENSES
Cost of revenues	173	-
Research and development	2,159	1,343
General and administrative	4,625	2,449
Sales and marketing	1,490	205
Total costs and operating expenses	8,447	3,997

Loss from operations	(8,431)	(3,997)

OTHER INCOME (EXPENSES), NET
Interest expense, net	(22)	(19)
Unrealized gain (loss) on marketable equity securities	(53)	178
Pro rata loss from equity method investment in Razor	(329)	-
Other income (expenses), net	8	(26)
Total other income (expenses), net	(396)	133

LOSS BEFORE INCOME TAXES	(8,827)	(3,864)

Income tax benefit	1,095	-

NET LOSS	$(7,732)	$(3,864)

Net loss per share; basic and diluted	$(0.13)	$(0.08)

Weighted average shares outstanding; basic and diluted	61,459	46,647

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

4

ONCOCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019

NET LOSS	$(7,732)	$(3,864)
Other comprehensive loss, net of tax	-	-
COMPREHENSIVE LOSS	$(7,732)	$(3,864)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ONCOCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,732)	$(3,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	60	110
Amortization of intangible assets	15	-
Amortization of right-of-use assets and liabilities	152	-
Pro rata loss from equity method investment in Razor	329	-
Amortization of prepaid maintenance	36	9
Stock-based compensation	937	686
Unrealized (gain) loss on marketable equity securities	53	(178)
Amortization of debt issuance costs	35	12
Deferred income tax benefit	(1,095)	-
Other	-	26
Changes in operating assets and liabilities:
Accounts receivable	8	-
Amount due to Lineage and affiliates	(6)	(2,101)
Prepaid expenses and other assets	(909)	(950)
Accounts payable and accrued liabilities	1,247	(468)
Net cash used in operating activities	(6,870)	(6,718)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Insight Genetics, net of cash acquired	(6,189)	-
Purchase of equipment	(44)	(7)
Security deposit and other	42	54
Net cash provided by (used in) investing activities	(6,191)	47

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	943
Proceeds from sale of common shares	7,597	40,250
Financing costs to issue common shares	(1)	(2,965)
Common shares received and retired for employee taxes paid	(14)	-
Repayment of loan payable	-	(200)
Repayment of financing lease obligations	(17)	(134)
Net cash provided by financing activities	7,565	37,894

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,496)	31,223
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	23,773	8,034
At end of the period	$18,277	$39,257

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$43	$30

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Common stock issued for acquisition of Insight Genetics	$5,000	$-
Initial fair value of contingent consideration at acquisition date	11,130	-
Holdback liability	600	-
Deferred final commitment fee for bank loan	35	-
Equipment purchased under financing leases	-	-
See Note 13 for additional disclosures around leases

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ONCOCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

Oncocyte holds a 25% equity interest in Razor Genomics, Inc. (“Razor”), a privately held company, that has developed and licensed to Oncocyte the lung cancer treatment stratification laboratory test that Oncocyte is commercializing as DetermaRx™ (see Notes 7 and 14).

On January 31, 2020 (the “Merger Date”), Oncocyte completed its acquisition of Insight Genetics, Inc. (“Insight”) through a merger with a newly incorporated wholly-owned subsidiary of Oncocyte (the “Merger”) under the terms of an Agreement and Plan of Merger (the “Merger Agreement”). Prior to the Merger, Insight was a privately held company specializing in the discovery and development of the multi-gene molecular, laboratory-developed diagnostic tests that Oncocyte has branded as DetermaIO™. DetermaIO™ is a proprietary gene expression assay with promising data supporting its potential to help identify patients likely to respond to checkpoint inhibitor drugs. This new class of drugs modulate the immune response and show activity in multiple solid tumor types including non-small cell lung cancer (NSCLC), and triple negative breast cancer (TNBC). Insight has a CLIA-certified diagnostic laboratory with the capacity to support clinical trials or assay design on certain commercially available analytic platforms that may be used to develop additional diagnostic tests. Insight has also performed assay development and clinical testing services for pharmaceutical and biotechnology companies. The Merger has been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires, among other things, that the assets and liabilities assumed be recognized at their fair values as of the acquisition date. See Note 5 for a full discussion of the Merger.

Oncocyte is currently devoting substantially all of its efforts on developing and commercializing its cancer diagnostic tests DetermaDx™, DetermaRx™ and DetermaIO™.

Liquidity

For all periods presented, Oncocyte generated no significant revenues. Since inception, Oncocyte has financed its operations through the sale of common stock, warrants, warrant exercises, bank loans, and sales of Lineage Cell Therapeutics, Inc. (“Lineage”) common shares that it holds as marketable equity securities. Lineage also provided Oncocyte with accounting, billing, bookkeeping, payroll, treasury, payment of accounts payable, and other similar administrative services, and the use of Lineage office and laboratory facilities, under a Shared Facilities and Services Agreement (the “Shared Facilities Agreement”), which was terminated as to all services on September 30, 2019, and as to all use of facilities on December 31, 2019 (see Note 8). Lineage’s ownership interest in Oncocyte has decreased to below 10% and Lineage no longer exercises significant influence over the operations and management of Oncocyte. However, Oncocyte may still be considered an affiliate of Lineage.

Oncocyte has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $101.5 million as of March 31, 2020. Oncocyte expects to continue to incur operating losses and negative cash flows for the foreseeable future.

On March 20, 2020, Oncocyte entered into an Equity Distribution Agreement with Piper Sandler & Co for an at-the-market sales agreement (“ATM Agreement”) with Piper Sandler & Co. as “Sales Agent”. Oncocyte may raise up to $25 million of additional equity capital through the sale of shares of Oncocyte common stock from time to time in at-the-market transactions under the ATM Agreement.

In April 2020, Oncocyte entered into a series of stock purchase agreements pursuant to which Oncocyte sold a total of 4,733,700 shares of common stock for approximately $10.75 million in cash in an offering registered under the Securities Act of 1933, as amended (the “Securities Act”) (see Note 14). Oncocyte believes that its current cash, cash equivalents and marketable equity securities, and its access to additional capital through the ATM Agreement are sufficient to carry out current operations through at least twelve months from the issuance date of the condensed consolidated interim financial statements included in this Report.

Oncocyte will need to raise additional capital to finance its operations, including the development and commercialization of its cancer diagnostic tests, until such time as it is able to generate sufficient revenues from the commercialization of one or more of its cancer diagnostic tests to cover its operating expenses. Presently, Oncocyte is devoting substantially all of its efforts on initial commercialization efforts for DetermaRx™ and completing development and planning commercialization of its cancer diagnostic tests DetermaDx™ and DetermaIO™. While Oncocyte plans to primarily market its diagnostic tests in the United States through its own sales force, it is also beginning to make marketing arrangements with distributors in other countries. In order to reduce capital needs and the risks associated with the timelines and uncertainty for attaining the Medicare and commercial reimbursement approvals that will be essential for the successful commercialization of its cancer tests, Oncocyte may also pursue marketing arrangements with other diagnostic companies through which Oncocyte might receive a royalty on sales, or through which it might form a joint venture to market its cancer tests and share in net revenues, in the United States or abroad.

Delays in the development of DetermaDx™ or DetermaIO™, or both, or obtaining reimbursement coverage from Medicare for those diagnostic tests could prevent Oncocyte from raising sufficient additional capital to finance the completion of development and commercial launch of those tests. Investors may also be reluctant to provide Oncocyte with capital until its tests are approved for reimbursement by Medicare or private insurers or healthcare providers. The unavailability or inadequacy of financing or revenues to meet future capital needs could force Oncocyte to modify, curtail, delay, or suspend some or all aspects of planned operations. Sales of additional equity securities could result in the dilution of the interests of its shareholders. Oncocyte cannot assure that adequate financing will be available on favorable terms, if at all.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated interim financial statements presented herein, and discussed below, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by GAAP. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Oncocyte’s Annual Report on Form 10-K for the year ended December 31, 2019.

Prior to January 1, 2020, to the extent Oncocyte did not have its own employees or human resources for its operations, Lineage or Lineage subsidiaries provided certain employees for administrative or operational services, as necessary, for the benefit of Oncocyte (see Note 8). Lineage allocated expenses such as salaries and payroll related expenses incurred and paid on behalf of Oncocyte based on the amount of time that particular employees devoted to Oncocyte affairs. Other expenses such as legal, accounting, human resources, marketing, travel, and entertainment expenses were allocated to Oncocyte to the extent that those expenses were incurred by or on behalf of Oncocyte. Lineage also allocated certain overhead expenses such as facilities rent, utilities, property taxes, insurance, and internet and telephone expenses based on a percentage determined by management. These allocations have been made based upon activity-based allocation drivers such as time spent, percentage of square feet of office or laboratory space used, and percentage of personnel devoted to Oncocyte’s operations or management. Management has evaluated the appropriateness of the percentage allocations on a periodic basis and believes that this basis for allocation is reasonable.

Principles of consolidation

On January 31, 2020, with the consummation of the Merger, Insight became Oncocyte’s wholly owned subsidiary and on that date Oncocyte began consolidating Insight’s operations and results with its own operations and results (see Note 5).

The accompanying condensed consolidated interim financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Oncocyte’s financial condition and results of operations. The condensed consolidated results of operations are not necessarily indicative of the results to be expected for any other interim period or for the entire year. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates estimates which are subject to significant judgment, including, but not limited to, valuation methods used, assumptions requiring the use of judgment to prepare financial projections, timing of potential commercialization of acquired in-process intangible assets, applicable discount rates, probabilities of the likelihood of multiple outcomes of certain events related to contingent consideration, comparable companies or transactions, determination of fair value of the assets acquired and liabilities assumed including those relating to contingent consideration, assumptions related to the going concern assessments, allocation of direct and indirect expenses, useful lives associated with long-lived intangible assets, key assumptions in operating and financing leases including incremental borrowing rates, loss contingencies, valuation allowances related to deferred income taxes, and assumptions used to value debt and stock-based awards and other equity instruments. Actual results may differ materially from those estimates.

Business Combinations and Fair Value Measurements

Oncocyte accounts for business combinations in accordance with ASC 805, which requires the purchase consideration transferred to be measured at fair value on the acquisition date in accordance with ASC 820, Fair Value Measurement. ASC 820 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

When a part of the purchase consideration consists of shares of Oncocyte common stock, Oncocyte calculates the purchase price attributable to those shares, a Level 1 security, by determining the fair value of those shares quoted on the NYSE American as of the acquisition date. Oncocyte recognizes estimated fair values of the tangible assets and identifiable intangible assets acquired, including in-process research and development, and liabilities assumed, including any contingent consideration, as of the acquisition date. Goodwill is recognized as any amount of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in excess of the consideration transferred. ASC 805 precludes the recognition of an assembled workforce as an asset, effectively subsuming any assembled workforce value into goodwill.

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles – Goodwill and Other, in-process research and development (“IPR&D”) projects acquired in a business combination that are not complete as of the acquisition date are capitalized and accounted for as indefinite-lived intangible assets until completion or abandonment of the related research and development efforts. Upon successful completion of the project, the capitalized amount is amortized over its estimated useful life. If a project is abandoned, all remaining capitalized amounts are written off immediately. Oncocyte considers various factors and risks for potential impairment of IPR&D assets, including the current legal and regulatory environment and the competitive landscape. Adverse clinical trial results, significant delays or inability to obtain local determination coverage (“LCD”) and CMS reimbursement for a diagnostic test, the inability to bring a diagnostic test to market and the introduction or advancement of competitors’ diagnostic tests could result in partial or full impairment of the related intangible assets. Consequently, the eventual realized value of the IPR&D project may vary from its fair value at the date of acquisition, and IPR&D impairment charges may occur in future periods. During the period between completion or abandonment, the IPR&D assets will not be amortized but will be tested for impairment on an annual basis and between annual tests if Oncocyte becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts (see Notes 5 and 6).

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill, similar to IPR&D, is not amortized but is tested for impairment at least annually, or if circumstances indicate its value may no longer be recoverable. Qualitative factors considered in this assessment include industry and market conditions, overall financial performance, and other relevant events and factors affecting Oncocyte’s business. Based on the qualitative assessment, if it is determined that the fair value of goodwill is more likely than not to be less than its carrying amount, the fair value of a reporting unit will be calculated and compared with its carrying amount and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value. Oncocyte continues to operate in one segment and considered to be the sole reporting unit and, therefore, goodwill is tested for impairment at the enterprise level.

Oncocyte does not have intangible assets with indefinite useful lives other than goodwill and the acquired IPR&D discussed in Notes 5 and 6. As of March 31, 2020, there has been no impairment of goodwill and intangible assets.

Obligations related to royalties

Certain of Oncocyte’s asset and business acquisitions involve the potential for future payment of consideration to third-parties and former selling shareholders that is contingent upon the royalty payments that would be due on future net revenues generated from diagnostic tests, subject to annual minimums to the licensors, as defined in the applicable agreements. The fair value of such liabilities is determined at the acquisition date using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows and the risk-adjusted discount rate used to present value the cash flows (see Notes 5 and 7).

Investments in capital stock of privately held companies

Oncocyte evaluates whether investments held in common stock of other companies require consolidation of the company under, first, the variable interest entity (“VIE”) model, and then under the voting interest model in accordance with accounting guidance for consolidations under Accounting Standards Codification (“ASC”) 810-10. If consolidation of the entity is not required under either the VIE model or the voting interest model, Oncocyte determines whether the equity method of accounting should be applied in accordance with ASC 323, Investments – Equity Method and Joint Ventures. The equity method applies to investments in common stock or in-substance common stock if Oncocyte exercises significant influence over, but does not control, the entity, where significant influence is typically represented by ownership of 20% or more, but less than majority ownership, of the voting interests of a company.

Oncocyte initially records equity method investments at fair value on the date of the acquisition with subsequent adjustments to the investment balance based on Oncocyte’s share of earnings or losses from the investment. The equity method investment balance is shown in noncurrent assets on the condensed balance sheets.

Oncocyte reviews investments accounted for under the equity method for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be fully recoverable. If a determination is made that an “other-than-temporary” impairment exists, Oncocyte writes down its investment to fair value. On September 30, 2019, Oncocyte acquired a 25% ownership interest in Razor accounted for under the equity method of accounting as further discussed in Note 7.

Revenue recognition

Prior to January 1, 2020, Oncocyte generated no revenues. Effective on January 1, 2020, Oncocyte adopted the revenue recognition standard ASC Topic 606, Revenue from Contracts with Customers (ASC) 606. Pursuant to ASC 606, revenues are recognized when control of services performed is transferred to customers, in an amount that reflects the consideration Oncocyte expects to be entitled to in exchange for those services. ASC 606 provides for a five-step model that includes, (i) identifying the contract with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue when, or as, an entity satisfies a performance obligation.

Pharma services revenue

Revenues recognized during the three months ended March 31, 2020, were generated primarily from pharma services performed by Oncocyte’s Insight subsidiary. Insight provides a range of molecular diagnostic services to its pharmaceutical customers (referred to as “pharma services”) including testing for biomarker discovery, assay design and development, clinical trial support, and a broad spectrum of biomarker tests in its CLIA-certified laboratory. These pharma services are generally performed under individual scope of work (“SOW”) arrangements with specific deliverables defined by the customer. Pharma services are generally made on a time and materials basis. Upon Insight’s completion of the service to the customer in accordance with the SOW, Insight has the right to bill the customer for the agreed upon price (either on a per test or per deliverable basis) and recognizes the pharma service revenue at that time. Insight identifies each sale of its pharma service offering as a single performance obligation. Completion of the service and satisfaction of the performance obligation is typically evidenced by access to the report made available to the customer or any other form or applicable manner of delivery defined in the SOW.

DetermaRx™ testing revenue

During the three months ended March 31, 2020, Oncocyte commercially launched DetermaRx™ and commenced performing tests on clinical samples through orders received from physicians, hospitals and other healthcare providers. In determining whether all of the criteria (i) through (v) above are met with respect to DetermaRx™ tests, each test result is considered a single performance obligation and is generally delivered or made available to the physician electronically and, as such, there are no shipping or handling fees incurred by Oncocyte or billed to customers. Oncocyte recognizes revenue on a cash basis rather than accrual basis when it cannot conclude that all the revenue recognition criteria have been met. Because there are no current reimbursement arrangements with government or third-party payers, the transaction price represents variable consideration. Application of the constraint for variable consideration is an area that requires significant judgment. Oncocyte currently is unable to conclude that significant reversal of revenue will not occur based on uncertainty of payment of any amount. Oncocyte expects to recognize revenue on a cash basis until it has a sufficient history to reliably estimate payment patterns or has contractual reimbursement arrangements, or both, in place. On April 30, 2020, Palmetto GBA, a Medicare Administrative Contractor for the Centers for Medicare & Medicaid Services (“CMS”), issued a final local coverage decision for DetermaRx™ which makes the test eligible for Medicare reimbursement for diagnostic services performed on or after June 14, 2020. Oncocyte has not yet been informed of CMS’ pricing decision for reimbursement. After a final Medicare coverage price has been established and while Medicare coverage is in effect, we expect to recognize revenue when DetermaRx™ tests are performed for Medicare patients rather than on a cash basis.

Cost of revenues

Cost of revenues generally consists of cost of materials, direct labor including benefits, bonus and stock-based compensation, equipment and infrastructure expenses, clinical sample related costs associated with performing pharma services and DetermaRx™ tests, and license fees due to third parties, and also include amortization of acquired customer relationship intangible assets. Infrastructure expenses include depreciation of laboratory equipment, allocated rent costs, leasehold improvements and allocated information technology costs for operations at Oncocyte’s CLIA laboratories in California and Tennessee. Costs associated with performing diagnostic tests are recorded as the tests are performed regardless of whether revenue was recognized with respect to that test. Royalties or revenue share payments for licensed technology calculated as a percentage of revenues generated using the associated technology are recorded as expenses at the time the related revenues are recognized. As discussed above, Oncocyte generated no revenues or cost of revenues prior to January 1, 2020.

Research and development expenses

Research and development expenses are comprised of costs incurred to develop technology and include salaries and benefits, including stock-based compensation, reagents and supplies used in research and development laboratory work, infrastructure expenses, including allocated facility occupancy costs, contract services and other outside costs. Indirect research and development expenses are allocated primarily based on headcount, project or space occupied, as applicable, and include laboratory supplies, laboratory expenses, rent and utilities, common area maintenance, telecommunications, property taxes and insurance. Research and development costs are expensed as incurred. For periods prior to January 1, 2020, indirect research and development expenses included overhead costs incurred and allocated by Lineage to Oncocyte under the Shared Facilities Agreement as expenses that benefited or supported Oncocyte’s research and development functions. The Shared Facilities Agreement was terminated as of December 31, 2019 (see Note 8).

General and administrative expenses

General and administrative expenses include both direct expenses incurred by Oncocyte and, prior to January 1, 2020, indirect overhead costs incurred by Lineage and allocated to Oncocyte under the Shared Facilities Agreement as expenses that benefited or supported Oncocyte’s general and administrative functions. Direct general and administrative expenses consist primarily of compensation and related benefits, including stock-based compensation, for executive and corporate personnel, and professional and consulting fees. Indirect general and administrative expenses allocated by Lineage to Oncocyte under the Shared Facilities Agreement, which was terminated as of December 31, 2019 (see Note 8), were primarily based on headcount or space occupied, as applicable, and include costs for financial reporting and compliance, rent and utilities, common area maintenance, telecommunications, property taxes and insurance.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel costs and related benefits, including stock-based compensation, trade show expenses, branding and positioning expenses, and consulting fees. Prior to January 1, 2020, a portion of the expenses allocated by Lineage under the Shared Facilities Agreement were designated by Oncocyte as sales and marketing expenses to the extent Oncocyte determined that such expenses were fairly allocable to sales and marketing functions, including overhead.

Accounting for Lineage and AgeX shares of common stock

Oncocyte accounts for the Lineage and AgeX shares of common it holds as marketable equity securities in accordance with ASC 320-10-25, Investments – Debt and Equity Securities, as amended by Accounting Standards Update (“ASU”) 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, as the shares have a readily determinable fair value quoted on the NYSE American and are held principally to meet future working capital purposes, as necessary. The securities are measured at fair value and reported as current assets on the condensed consolidated balance sheets based on the closing trading price of the security as of the date being presented. For the three months ended March 31, 2020 and 2019, Oncocyte recorded an unrealized loss and gain of $53,000 and $178,000, respectively, included in other income and expenses, net, due to the decrease or increase, as applicable, in fair market value of the marketable equity securities from the respective balance sheet dates.

As of March 31, 2020, Oncocyte held 353,264 and 35,326 shares of common stock of Lineage and AgeX, respectively, as marketable equity securities with a combined fair market value of $325,000.

Net loss per common share

All potentially dilutive common stock equivalents are antidilutive because Oncocyte reported a net loss for all periods presented. The following common stock equivalents were excluded from the computation of diluted net loss per common share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended March 31, (Unaudited)
	2020	2019
Stock options	6,350	3,971
Warrants	3,384	4,035

Leases

On January 1, 2019, Oncocyte adopted Accounting Standards Update 2016-02, Leases (Topic 842, “ASC 842”) using the modified retrospective method. Oncocyte management determines if an arrangement is a lease at inception. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the statements of operations. When determining whether a lease is a finance lease or an operating lease, ASC 842 does not specifically define criteria to determine “major part of remaining economic life of the underlying asset” and “substantially all of the fair value of the underlying asset.” For lease classification determination, Oncocyte continues to use (i) 75% or greater to determine whether the lease term is a major part of the remaining economic life of the underlying asset and (ii) 90% or greater to determine whether the present value of the sum of lease payments is substantially the fair value of the underlying asset. Oncocyte uses either the rate implicit in the lease or its incremental borrowing rate as the discount rate in lease accounting, as applicable. Operating leases require the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet.

The adoption of ASC 842 did not have a material impact to Oncocyte’s financial statements because Oncocyte did not have any significant operating leases at the time of adoption. During 2019, Oncocyte entered into various operating leases and an embedded operating lease in accordance with ASC 842 discussed in Note 13. Oncocyte’s accounting for financing leases (previously referred to as “capital leases”) remained substantially unchanged. Financing leases are included in machinery and equipment, and in financing lease liabilities, current and noncurrent, in Oncocyte’s condensed balance sheets (see Note 13).

Recently issued accounting pronouncements not yet adopted

The recently issued accounting pronouncements applicable to Oncocyte that are not yet effective are disclosed in Oncocyte’s Annual Report on Form 10-K for the year ended December 31, 2019.

3. Selected Balance Sheet Components

Restricted cash

ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash, and that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. Prior to the adoption of ASU 2016-18, restricted cash was not included with cash and cash equivalents on the statements of cash flows.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet dates that comprise the total of the same such amounts shown in the condensed consolidated statements of cash flows for all periods presented in accordance with ASU 2016-18 (in thousands):

	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
	(unaudited)		(unaudited)
Cash and cash equivalents	$16,577	$22,073	$39,257	$8,034
Restricted cash included in deposits and other noncurrent assets (see Note 13)	1,700	1,700	-	-

Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows	$18,277	$23,773	$39,257	$8,034

Prepaid expenses and other current assets

As of March 31, 2020 and December 31, 2019, prepaid expenses and other current assets were comprised of the following (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Prepaid insurance	$943	$80
Prepaid vendors, deposits and service agreements	261	389
Other	20	36
Total prepaid expenses and other current assets	$1,224	$505

Deposits and other noncurrent assets

As of March 31, 2020 and December 31, 2019, deposits and other noncurrent assets were comprised of the following (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Restricted cash and security deposit for the Irvine Lease (Note 13)	$1,850	$1,850
Long-term prepaid maintenance contracts	281	268
Other	38	93
Total deposits and other noncurrent assets	$2,169	$2,211

Accrued expenses and other current liabilities

As of March 31, 2020 and December 31, 2019, accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Accrued compensation	$1,029	$1,287
Accrued insurance	616	-
Cash holdback liability (see Note 5)	600	-
Accrued vendor and other expenses	1,175	1,323
Total accrued expenses and other current liabilities	$3,420	$2,610

4. Right-of-use assets, machinery and equipment, net

As of March 31, 2020 and December 31, 2019, rights-of-use assets, machinery and equipment, net were as follows (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Right-of-use assets (1)	$3,391	$2,856
Machinery and equipment	1,417	1,215
Accumulated depreciation and amortization	(510)	(343)
Right-of-use assets, machinery and equipment, net	$4,298	$3,728

(1)	Oncocyte recorded certain right-of-use assets and liabilities for operating leases in accordance with ASC 842 (see Notes 5 and 13).

Depreciation expense amounted to $60,000 and $110,000 for the three months ended March 31, 2020 and 2019, respectively.

5. Acquisition of Insight

On January 31, 2020, Oncocyte completed its acquisition of Insight pursuant to the Merger Agreement.

Merger Consideration at Closing

Under the terms of the Merger Agreement, Oncocyte agreed to pay $7 million in cash and $5 million of Oncocyte common stock (the “Initial Merger Consideration”), subject to a holdback for indemnity claims not to exceed ten percent of the total Merger Consideration. The parties agreed to holdback $0.6 million in cash (“Cash Holdback”) and approximately 0.2 million shares of Oncocyte common stock (“Stock Holdback”) through December 31, 2020, in the event that Oncocyte has indemnity claims. The Stock Holdback shares are considered to be issued and outstanding shares of Oncocyte common stock as of the Merger Date but were placed in an escrow account and will be released from escrow after the holdback period, less any shares that may be returned to Oncocyte on account of any indemnity claims. Accordingly, on the Merger Date, Oncocyte delivered approximately $11.4 million in Merger Consideration, consisting of $6.4 million in cash, which was net of the $0.6 million cash holdback, and 1.9 million shares of Oncocyte common stock, which includes the stock holdback shares placed in escrow. The shares of Oncocyte common stock delivered were valued at $5 million, based on the average closing price of Oncocyte common stock on the NYSE American during the five trading days immediately preceding the date of the Merger Agreement.

Milestone Payments (Milestone Contingent Consideration)

In addition to the Initial Merger Consideration, Oncocyte may also pay contingent consideration of up to $6.0 million in any combination of cash or shares of Oncocyte common stock if certain milestones are achieved (the “Milestone Contingent Consideration”), which consist of (i) a $1.5 million clinical trial completion and data publication milestone, (ii) $3.0 million for an affirmative final local coverage determination from CMS for a specified lung cancer test, and (iii) up to $1.5 million for achieving certain CMS reimbursement milestones.

Revenue Share (Royalty Contingent Consideration)

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

Workforce

In connection with the closing of the Merger, Oncocyte did not assume sponsorship of the Insight Equity Incentive Plan. Accordingly, the Insight Equity Incentive Plan and all related stock options to purchase shares of Insight common stock outstanding immediately prior to the Merger were canceled on the Merger Date for no consideration. At the Merger Date, all of Insight’s employees ceased employment with Insight and Oncocyte offered employment to certain of those former Insight employees, principally in laboratory roles and certain administrative roles (“New Oncocyte Employees”), and granted new equity awards to the New Oncocyte Employees under the Oncocyte 2018 Equity Incentive Plan. All Oncocyte stock option awards granted to the New Oncocyte Employees have vesting terms and conditions consistent with stock options granted to most other Oncocyte employees.

Aggregate Merger Consideration and Purchase Price Allocation

The calculation of the aggregate merger consideration, consisting of the Initial Merger Consideration, Milestone Contingent Consideration and Royalty Contingent Consideration (the “Aggregate Merger Consideration”) transferred on January 31, 2020, at fair value, is shown in the following table (in thousands, except for share and per share amounts). The Milestone Contingent Consideration and the Royalty Contingent Consideration are collectively referred to as “Contingent Consideration”.

Cash consideration	$7,000	(1)

Stock consideration

Shares of Oncocyte common stock issued on the Merger Date	1,915,692	(2)

Closing price per share of Oncocyte common stock on the Merger Date	$2.61

Market value of Oncocyte common stock issued	$5,000

Contingent Consideration	$11,130	(3)

Total fair value of consideration transferred on the Merger Date	$23,130

(1) The cash consideration paid on the Merger Date was $6.4 million, which was net of a $0.6 million cash holdback discussed above, recorded as a holdback liability since Oncocyte retained the cash. In accordance with ASC 805, amounts held back for general representations and warranties of the sellers are included as part of the total consideration transferred.

(2) The 229,885 Stock Holdback shares were placed in an escrow account and considered to be issued and outstanding Oncocyte common stock. In accordance with ASC 805, amounts held back for general representations and warranties of the sellers, including escrowed shares of common stock, are included as part of the total consideration transferred.

(3) In accordance with ASC 805, Contingent Consideration, at fair value, is part of the total considered transferred on the Merger Date, as further discussed below.

Aggregate Merger Consideration allocation

Oncocyte allocated the Aggregate Merger Consideration transferred to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the Merger Date. The fair values of the identifiable intangible assets acquired and the liabilities assumed was determined based on inputs that were unobservable and significant to the overall fair value measurement, which is also based on estimates and assumptions made by management at the time of the Merger. As such, this was classified as Level 3 fair value hierarchy measurements and disclosures in accordance with ASC 820.

The following table sets forth the allocation of the Aggregate Merger Consideration transferred to Insight’s tangible and identifiable intangible assets acquired and liabilities assumed on the Merger Date, with the excess recorded as goodwill (in thousands):

Assets acquired:	January 31, 2020
Cash and cash equivalents	$36
Accounts receivable and other current assets	42
Right-of-use assets, machinery and equipment	585
Long-lived intangible assets – customer relationships	440
Acquired in-process research and development	14,650

Total identifiable assets acquired (a)	15,753

Liabilities assumed:
Accounts payable	61
Right-of-use liabilities – operating lease	495
Contingent Consideration transferred	11,130
Long-term deferred income tax liability	1,254

Total identifiable liabilities assumed (b)	12,940

Net assets acquired, excluding goodwill (a) - (b) = (c)	2,813

Total cash and stock consideration transferred (d)	12,000

Goodwill (d) - (c)	$9,187

The valuation of identifiable intangible assets and applicable estimated useful lives are as follows (in thousands, except for useful life):

	Estimated Asset Fair Value	Useful Life (Years)
In process research and development (“IPR&D”)	$14,650	n/a
Customer relationships	440	5
	$15,090

The following is a discussion of the valuation methods and significant assumptions used to determine the fair value of Insights’ material assets and liabilities in connection with the Merger:

Acquired In-Process Research and Development and Deferred Income Tax Liability – The fair value of identifiable IPR&D intangible assets consists of $14.7 million allocated to DetermaIO™.

Oncocyte determined the estimated aggregate fair value of DetermaIO™ using the Multi-Period Excess Earnings Method (“MPEEM”) under the income approach. MPEEM calculates the economic benefits by determining the income attributable to an intangible asset after the returns are subtracted for contributory assets such as working capital, assembled workforce, and fixed assets. The resulting after-tax net earnings are discounted at a rate commensurate with the risk inherent in the economic benefit projections of the assets.

To calculate fair value of DetermaIO™ under MPEEM, Oncocyte used probability-weighted, projected cash flows discounted at a rate considered appropriate given the significant inherent risks associated with similar assets. Cash flows were calculated based on projections of revenues and expenses related to the asset and were assumed to extend through a multi-year projection period. Revenues from commercialization of DetermaIO™ were based on the estimated market potential for the indications for use which may include tests for the treatment of certain lung cancers and tests for the treatment of certain breast cancers. The expected cash flows from DetermaIO™ were then discounted to present value using a weighted-average cost of capital for companies with profiles substantially similar to that of Oncocyte and the risk inherent in the economic benefit projections of similar assets, which Oncocyte believes represents the rate that market participants would use to value those assets. The discount rate used to value DetermaIO™ was approximately 35%. The projected cash flows were based on significant assumptions, including the time and resources needed to complete development of the asset, timing and reimbursement rates from CMS, regulatory approvals, if any, to commercialize the asset, estimates of the number of tests that might be performed, revenue and operating profit expected to be generated by the asset, the expected economic life of the asset, market penetration and competition, and risks associated with achieving commercialization, including delay or failure to obtain CMS and any required regulatory approval, failure of clinical trials, and intellectual property litigation.

Because the IPR&D (prior to completion or abandonment of the research and development) is considered an indefinite-lived asset for accounting purposes but is not recognized for tax purposes, the fair value of the IPR&D on the acquisition date generated a deferred income tax liability (“DTL”) in accordance with ASC 740, Income Taxes. This DTL is computed using the fair value of the IPR&D assets on the acquisition date multiplied by Oncocyte’s federal and state effective income tax rates. While this DTL would reverse on impairment or sale or commencement of amortization of the related intangible assets, ASC 740 allows Oncocyte to treat acquired available deferred tax assets (“DTAs”), such as Insight’s net operating loss carryfowards (“NOLs”) (subject to the annual limitation under Section 382 of the Internal Revenue Code) as available DTAs to offset against the DTLs, as the DTLs are expected to reverse within the NOL carryforward period. Any excess DTAs over those DTLs would be assessed for a valuation allowance in accordance with ASC 740. This accounting treatment is acceptable if, at the time of the acquisition, Oncocyte can both reasonably estimate a timeline to commercialization and the economic useful life of the IPR&D assets upon commercialization, which will be amortized during the carryforward period of the offsetting DTAs. On the Merger Date, Oncocyte estimated and recorded a net DTL of $1.3 million after offsetting the acquired available NOLs with the IPR&D generated DTLs (see Note 12).

Customer relationships – Insight provided a range of molecular diagnostic services to its pharmaceutical customers referred to as “pharma services,” including testing for biomarker discovery, assay design and development, clinical trial support and a broad spectrum of biomarker tests in its CLIA-certified laboratory. None of the pharma services are related to DetermaIO™. The pharma service customer relationships are considered separate long-lived intangible assets under ASC 805 and were valued primarily using the MPEEM discussed above, and will be amortized over their useful life, estimated to be 5 years based on the net income that can be expected from these relationships in future years and based on observed historical trends. The resulting cash flows were discounted to the valuation date based on a rate of return that recognizes a lower level of risk associated with these assets as compared to DetermaIO™ discussed above. As of the Merger Date, there were no uncompleted performance obligations by Insight under any of its pharma services contracts, therefore no deferred revenues were assumed.

Customer relationships generate similar DTLs to IPR&D as Oncocyte records this asset for accounting purposes but not for tax purposes. Accordingly, Oncocyte has offset all the acquired DTLs associated with the customer relationships with available acquired NOLs and included in the amount recorded discussed above (see Note 12).

Right-of-use assets and liabilities, machinery and equipment – Insight is a lessee under an operating lease with a third-party lessor for its facilities, including its laboratory, in Nashville, Tennessee (the “Nashville Lease”). In April 2019, the Nashville lease was renewed by Insight for a five-year term and is classified as an operating lease under ASC 842, Leases. In accordance with ASC 805, when a company acquired in a business combination is a lessee, the acquirer initially measures the lease liability and the right-of-use asset for an acquired operating lease as if the lease is new at the acquisition date. In other words, the lease liability is measured at the present value of the remaining lease payments as of the acquisition date and the right-of-use asset is generally measured at an amount equal to the lease liability, adjusted for favorable or unfavorable terms of the lease when compared with market terms. Since the Nashville Lease was renewed by Insight in proximity to the Merger Date, the terms of the Nashville Lease were considered by Oncocyte to be market terms at the Merger Date. Accordingly, Oncocyte measured the net present value of the remaining contractual Nashville Lease payments as of the Merger Date using an incremental borrowing rate consistent with Oncocyte’s other operating leases and recorded a right-of-use liability and a corresponding right-of-use asset of $0.5 million. In addition, $0.1 million was allocated to certain laboratory machinery and equipment approximating the fair value of those assets as of the Merger Date.

Contingent consideration liabilities – ASC 805 requires that contingent consideration be estimated and recorded at fair value as of the acquisition date as part of the total consideration transferred. Contingent consideration is an obligation of the acquirer to transfer additional assets or equity interests to the selling shareholders in the future if certain future events occur or conditions are met, such as the attainment of product development milestones. Contingent consideration also includes additional future payments to selling shareholders based on achievement of components of earnings, such as “earn-out” provisions or percentage of future revenues, including royalties paid to the selling shareholders based on a percentage of revenues generated from DetermaIO™ and Insight pharma services over their respective useful life. Accordingly, Oncocyte determined there are two types of contingent consideration in connection with the Merger, the Milestone Contingent Consideration and the Royalty Contingent Consideration discussed below, which are collectively referred to as the “Contingent Consideration”.

There are three milestones comprising the Milestone Contingent Consideration, collectively referred to as the Milestones, in connection with the Insight Merger which Oncocyte valued and recorded as part of Contingent Consideration as of the Merger Date (see table below), which consist of (i) a payment for clinical trial completion and related data publication (“Milestone 1”), (ii) a payment for an affirmative final local coverage determination from CMS for a specified lung cancer test (“Milestone 2”), and (iii) a payment for achieving specified CMS reimbursement milestones (“Milestone 3”). If achieved, any respective Milestone will be paid at the contractual value shown below, with the payment made either in cash or in shares of Oncocyte common stock as determined by Oncocyte. There can be no assurance that any of the Milestones will be achieved.

There are two separate components of the Royalty Contingent Consideration, collectively referred to as the Royalty Payments, in connection with the Merger which Oncocyte valued and recorded as part of Contingent Consideration as of the Merger Date (see table below); Royalty Payments consist of (i) revenue share payments based on a percentage of future sales generated from DetermaIO™ (“Royalty 1”), and (ii) revenue share payments based on percentage of future sales generated from current Insight pharma service offerings, as defined in the Merger Agreement (“Royalty 2”). There can be no assurance that any revenues on which the Royalty Payments are based will be generated from DetermaIO™ or pharma service offerings.

The following table shows the Merger Date contractual payment amounts, as applicable, and the corresponding fair value of each respective Contingent Consideration liability (in thousands):

	Contractual value	Fair value
Milestone 1	$1,500	$1,340
Milestone 2	3,000	1,830
Milestone 3 (a)	1,500	770
Royalty 1 (b)	See(b)	5,980
Royalty 2 (b)	See(b)	1,210
Total	$6,000	$11,130

(a)	Indicates the maximum payable if the Milestone achieved.
(b)	Royalty Payments are based on a percentage of future revenues of DetermaIO™ and pharma services over their respective useful life, as defined, accordingly, there is no fixed contractual value for the Royalty Contingent Consideration.

The fair value of the Milestone Contingent Consideration was determined using a scenario analysis valuation method which incorporates Oncocyte’s assumptions with respect to the likelihood of achievement of the Milestones, credit risk, timing of the Milestone Contingent Consideration payments and a risk-adjusted discount rate to estimate the present value of the expected payments. The discount rate was estimated at approximately 12% after adjustment for the probability of achievement of the Milestones. No Milestone Contingent Consideration is payable with respect to a particular Milestone unless and until the Milestone is achieved. Since the Milestone Contingent Consideration payments are based on nonfinancial, binary events, management believes the use of the scenario analysis method is appropriate. The fair value of each Milestone after the Merger Date will be reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s consolidated statements of operations.

The fair value of the Royalty Contingent Consideration was determined using a single scenario analysis method to value the Royalty Payments. The single scenario method incorporates Oncocyte’s assumptions with respect to specified future revenues generated from DetermaIO™ and current Insight pharma services over their respective useful lives, credit risk, and a risk-adjusted discount rate to estimate the present value of the expected royalty payments. The credit and risk-adjusted discount rate was estimated at approximately 47%. Since the Royalty Contingent Consideration payments are based on future revenues and linear payouts, management believes the use of the single scenario method is appropriate.

The fair value of the Contingent Consideration after the Merger Date will be reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s consolidated statements of operations. As of March 31, 2020, based on Oncocyte’s reassessment of the significant assumptions note above, there was no change to the fair value of the Contingent Consideration since the Merger Date.

Contingent consideration is not deductible for tax purposes, even if paid, therefore, no deferred tax assets related to the Contingent Consideration were recorded.

Goodwill – Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed, including Contingent Consideration. Goodwill also includes the $1.3 million of net deferred tax liabilities recorded principally related to DetermaIO™ and customer relationships discussed above. Goodwill is not amortized but is tested for impairment at least annually, or more frequently if circumstances indicate potential impairment (see Notes 2 and 6).

Goodwill and identifiable intangible assets may not be amortizable or deductible for tax purposes since these assets are not recognized for tax purposes.

6. Goodwill and Intangible Assets, net

At March 31, 2020 and December 31, 2019, goodwill and intangible assets, net, consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Goodwill (1)	$9,187	$-

Intangible assets:
Acquired IPR&D – DetermaIO™ (2)	$14,650	-
		-
Intangible assets subject to amortization:
Acquired intangible assets – customer relationship	440	-
Total intangible assets	15,090	-
Accumulated amortization	(15)	-
Intangible assets, net	$15,075	-

(1)	Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the Merger (see Note 5).

(2)	See Note 5 for information on the Merger which was consummated on January 31, 2020.

7. Equity Method Investment in Razor Genomics, Inc.

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

Purchase Option

Oncocyte has the option to acquire the balance of the outstanding shares of Razor common stock from Encore under the Purchase Agreement and from the Minority Shareholders under the Minority Purchase Agreements (the “Option”) for an additional $10 million in cash and Oncocyte common stock valued at $5 million in total (the “Additional Purchase Payment”). If the issuance of shares of Oncocyte common stock having a market value of $5 million would exceed the number of shares issuable without shareholder approval under applicable stock exchange rules, Oncocyte may deliver a number of shares of common stock that would not exceed the number of shares permissible under stock exchange rules and an amount of cash necessary to bring the combined value of cash and shares to $5 million.

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

Oncocyte will be responsible for all expenses for the Clinical Trial that exceed the Clinical Trial Expense Reserve up to the total budget amount approved by representatives of Oncocyte and Encore on a Steering Committee, which is expected to cover multiple years and is estimated to be up to $12 million for Oncocyte’s portion.

The Development Agreement provides for certain payments by Oncocyte to Encore if certain product reimbursement, Clinical Trial, and financing milestones are attained. Oncocyte has paid Encore $1 million in cash as a milestone payment for the receipt of a preliminary positive coverage decision from the Centers for Medicare and Medicaid Services Molecular Diagnostic Services Program (“CSM/MolDx”) for DetermaRx™ (the “Preliminary Coverage Milestone Payment”). In the event Razor receives the final positive coverage decision from CMS/MolDx for reimbursement of patient costs of DetermaRx™ within 12 months after the Initial Closing, Oncocyte will pay Encore $4 million (“CMS Final Milestone Payment”) (see Note 14). Oncocyte will account for those milestone payments as part of its equity method investment in Razor.

Upon completion of enrollment of the full number of patients for the Clinical Trial, Oncocyte will issue to Encore and the Minority Shareholders shares of Oncocyte common stock with an aggregate market value at the date of issue equal to $3 million (“Clinical Trial Milestone Payment”). If the issuance of shares of our common stock having a market value of $3 million would require us to issue a number of shares that, when combined with any shares we issued under the Purchase Agreement and the Minority Shareholder Purchase Agreements, would exceed the number of shares that may be issued without shareholder approval under applicable stock exchange rules, Oncocyte may deliver the number of shares permissible under stock exchange rules and an amount of cash necessary to bring the combined value of cash and shares to $3 million.

If within a specified time frame Encore is substantially responsible for obtaining funding to Oncocyte or Razor for the Clinical Trial from any third-party pharmaceutical company, a portion of such additional funding amount will be paid to Encore, subject to a $3 million cap on the payment to Encore if the funding is provided by a designated pharmaceutical company.

Sublicense Agreement

Under the Sublicense Agreement, Razor granted to Oncocyte an exclusive worldwide sublicense under certain patent rights applicable to DetermaRx™ in the field of use covered by the applicable license held by Razor for purposes of commercialization and development of DetermaRx™.

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

Laboratory Agreement

Under the Laboratory Agreement, Oncocyte has assumed Razor’s Laboratory Agreement payment obligations of $450,000 per year (see Note 13). The Laboratory Agreement gives Oncocyte the right to use Razor’s CLIA laboratory in Brisbane, California. Oncocyte pays Encore a quarterly fee for services related to operating and maintaining the CLIA laboratory, including certain staffing. The Laboratory Agreement will expire on September 29, 2021, but Oncocyte may extend the term for additional one-year periods, or Oncocyte may terminate the agreement at its option after it completes the purchase of the shares of Razor common stock from Razor stockholders pursuant to the Purchase Agreement and Minority Purchase Agreements. Oncocyte also has the right to terminate the Laboratory Agreement if there is an event or occurrence that adversely affects, in any material respect, DetermaRx™ or its prospects or its ability to be commercialized, and it remains continuing and uncured.

Accounting for the Razor Investment

The Razor investment is accounted for under the equity method of accounting under ASC 323 because Oncocyte exercises significant influence over, but does not control, the Razor entity. Oncocyte does not control the Razor entity because, among other factors, Oncocyte is entitled to designate one person to serve on a three-member board of directors of Razor, with the other two members designated by Encore, and any deadlocked decisions by a Steering Committee of Oncocyte and Encore representatives that makes decisions with respect to the Clinical Trial, other than with respect to the Clinical Trial budget, will be resolved by a member designated by Encore.

The Razor Preferred Stock is considered in-substance common stock for purposes of the ASC 323 equity method investment in Razor. The equity method investment in Razor is considered an asset, rather than a business, because, among other factors, Razor has no workforce, no commercial product, no revenues, no distribution system and no facilities. Substantially all of the fair value of Razor’s assets at the Initial Closing was concentrated in Razor’s intangible asset, DetermaRx™, thus satisfying the requirements of the screen test in accordance with Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The aggregate payments of $11.245 million, including $10 million for the Razor Preferred Stock, the $1 million Preliminary Coverage Milestone Payment, and $0.245 million in transaction expenses, made by Oncocyte will be amortized over a 10-year useful life of DetermaRx™ and will be reflected in Oncocyte’s pro rata earnings and losses of the equity method investment in Razor. Under ASC 323, contingent consideration arrangements, including the CMS Final Milestone Payment, the Clinical Trial Milestone Payment, and the Additional Purchase Payment discussed above, are recorded only if the consideration is both probable (milestone has been achieved) and estimable in accordance with ASC 450, Contingencies. As of March 31, 2020 and December 31, 2019, none of the contingent consideration payments were recorded as none of the applicable conditions were achieved as of those dates (see Note 14).

Summarized standalone financial data for Razor

The unaudited condensed results of operations for the three months ended March 31, 2020 of Razor is summarized below (in thousands):

Condensed Statement of Operations (1)	Three Months Ended March 31, 2020 (unaudited)
Research and development expense	$190
General and administrative expense	-
Loss from operations	(190)
Net loss	$(190)

(1)	The condensed statement of operations of Razor is provided for informational purposes only. Razor’s full results are not included in Oncocyte’s consolidated results of operations because Razor is not consolidated with Oncocyte’s financial statements for any period presented but accounted for under the equity method of accounting since the September 30, 2019 Initial Closing date. However, beginning on September 30, 2019, Oncocyte’s pro rata share of losses from the Razor investment are included in other income or expenses, net, on the consolidated statements of operations.

8. Related Party Transactions

Shared Facilities Agreement

On October 8, 2009, Oncocyte and Lineage executed the Shared Facilities Agreement. Beginning on October 1, 2019, Oncocyte ceased using shared services and has relied its own administrative, finance and accounting personnel. Effective December 31, 2019, Oncocyte terminated the Shared Facilities Agreement. Under the terms of the Shared Facilities Agreement, Lineage permitted Oncocyte to use Lineage’s office and laboratory facility and equipment located in Alameda, California. Through September 30, 2019, Lineage provided accounting, billing, bookkeeping, payroll, treasury, payment of accounts payable, and other similar administrative services to Oncocyte and through December 31, 2019, Lineage permitted Oncocyte the use of Lineage’s office and laboratory facilities and equipment. In January 2020, Oncocyte moved into its new corporate headquarters in Irvine, California, and also operates clinical laboratories in Brisbane, California and Nashville, Tennessee (see Note 13).

Lineage charged Oncocyte a “Use Fee” for services received and usage of facilities, equipment, and supplies. For each billing period, Lineage prorated and allocated costs incurred, as applicable, to Oncocyte. Such costs included services of Lineage employees, equipment, insurance, lease, professional, software, supplies and utilities. Allocation of expenses between Lineage and Oncocyte depended on key cost drivers including actual documented use, square footage of facilities used, time spent, costs incurred by or for Oncocyte, or upon proportionate usage by Lineage and Oncocyte, as reasonably estimated by Lineage. Lineage charged Oncocyte a 5% markup on such allocated costs as permitted by the Shared Facilities Agreement.

In addition to the Use Fees, Oncocyte reimbursed Lineage for any out of pocket costs incurred by Lineage for the purchase of office supplies, laboratory supplies, and other goods and materials and services for the account or use of Oncocyte based on invoices documenting such costs.

The Shared Facilities Agreement was not considered a lease under the provisions of ASC 842 discussed in Note 2, because, among other factors, a significant part of the Shared Facilities Agreement was a contract for services, not a tangible asset, and was cancelable by either party without penalty.

In the aggregate, Lineage charged Use Fees to Oncocyte during the three months ended March 31, 2019 as follows (in thousands):

2019
Research and development	$207
General and administrative	118
Sales and marketing	-
Total Use Fees	$325

As of March 31, 2020 and December 31, 2019, amounts owed to Lineage under the Shared Facilities Agreement were insignificant.

Financing Transactions

On January 2, 2020, Oncocyte entered into Subscription Agreements with selected investors, including Broadwood Partners, L.P. (“Broadwood”) and certain funds and accounts managed by Pura Vida Investments LLC (“Pura Vida”), in a registered direct offering of 3,523,776 shares of common stock, no par value, at an offering price of $2.156 per share, for an aggregate purchase price of approximately $7.6 million.

Consulting Services

During the three months ended March 31, 2020, Oncocyte incurred consulting fees of $0.3 million to a firm in which Oncocyte’s current President and Chief Executive Officer, Ronald Andrews, formerly was a partner. Mr. Andrews resigned from the firm as an active partner effective June 30, 2019, the date prior to commencement of his employment by Oncocyte.

9. Loan Payable to Silicon Valley Bank

On February 21, 2017, Oncocyte entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) pursuant to which Oncocyte borrowed $2.0 million. Payments of interest only on the principal balance were due monthly from the loan funding date, March 23, 2017, through October 31, 2017, and, beginning on November 1, 2017, monthly payments of principal of approximately $67,000 plus interest are due and payable.

The outstanding principal amount plus accrued interest was due and payable to the Bank at maturity on April 1, 2020, but was paid off through a loan refinancing completed in October 2019, including a payment of a $116,000 final payment fee due under the terms of the Loan Agreement. The Bank waived a 1.0% prepayment fee in connection with the refinancing of the loan.

Amended Loan Agreement

On October 17, 2019, Oncocyte entered into a First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”) with the Bank pursuant to which Oncocyte obtained a new $3 million secured credit facility (“Tranche 1”), a portion of which was used to repay the remaining balance of approximately $400,000 on outstanding loans from the Bank, plus a final payment of $116,000, under the February 21, 2017 Loan Agreement. The credit line under the Amended Loan Agreement may be increased by an additional $2 million (“Tranche 2”) if Oncocyte obtains at least $20 million of additional equity capital, as was the case with the original Loan Agreement, and a positive final coverage determination is received from the Centers for Medicate and Medicaid Services for DetermaRx™ at a specified minimum price point per test (the “Tranche 2 Milestone”), and Oncocyte is not in default under the Amended Loan Agreement.

Payments of interest only on the principal balance were due monthly from the draw date through March 31, 2020, followed by 24 monthly payments of principal and interest (see Note 14). The outstanding principal balance of the loan will bear interest at a stated floating annual interest equal to the greater of (a) the prime rate or (b) 5% per annum. As of March 31, 2020, the latest published prime rate was 3.25% per annum.

The principal amount of all loans plus accrued interest will be due and payable to the Bank at maturity on March 31, 2022 (see Note 14). At maturity, Oncocyte will also pay the Bank an additional final payment fee of $200,000, which was recorded as a deferred financing charge in October 2019 and is being amortized to interest expense over the term of the loan using the effective interest method. As of March 31, 2020, the unamortized deferred financing cost was $135,000.

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

The outstanding principal amount of the loan, with interest accrued, the final payment fee, and the prepayment fee may become due and payable prior to the applicable maturity date if an “Event of Default” as defined in the Amended Loan Agreement occurs. Oncocyte was in compliance with the Amended Loan Agreement as of the filing date of this Report.

Bank Warrants

In 2017, in connection with the Loan Agreement, Oncocyte issued common stock purchase warrants to the Bank (the “2017 Bank Warrants”) entitling the Bank to purchase shares of Oncocyte common stock in tranches related to the loan tranches under the Loan Agreement. In conjunction with the availability of the loan, the Bank was issued warrants to purchase 8,247 shares of Oncocyte common stock at an exercise price of $4.85 per share, through February 21, 2027. On March 23, 2017, the Bank was issued warrants to purchase an additional 7,321 shares at an exercise price of $5.46 per share, through March 23, 2027. The Bank may elect to exercise the 2017 Bank Warrants on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the applicable tranche is being exercised by (A) the excess of the fair market value of the common stock over the applicable exercise price, divided by (B) the fair market value of the common stock. The fair market value of the common stock will be the last closing or sale price on a national securities exchange, interdealer quotation system, or over-the-counter market.

On October 17, 2019, in conjunction with Tranche 1 becoming available under the Amended Loan Agreement, Oncocyte issued a common stock purchase warrant to the Bank (the “2019 Bank Warrant”) entitling the Bank to purchase 98,574 shares of Oncocyte common stock at the initial “Warrant Price” of $1.69 per share through October 17, 2029. The number of shares of common stock issuable upon the exercise of the 2019 Bank Warrant will increase on the date of each draw, if any, on Tranche 2. The number of additional shares of common stock issuable upon the exercise of the 2019 Bank Warrant will be equal to 0.02% of Oncocyte’s fully diluted equity outstanding for each $1 million draw under Tranche 2. The Warrant Price for Tranche 2 warrant shares will be determined upon each draw of Tranche 2 funds and will be closing price of Oncocyte common stock on the NYSE American or other applicable market on the date immediately before the applicable date on which Oncocyte borrows funds under Tranche 2. The Bank may elect to exercise the 2019 Bank Warrant on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the 2019 Bank Warrant is being exercised by (A) the excess of the fair market value of the common stock over the applicable Warrant Price, divided by (B) the fair market value of the common stock. The fair market value of the common stock will be last closing or sale price on a national securities exchange, interdealer quotation system, or over-the-counter market.

10. Shareholders’ Equity

Preferred Stock

Oncocyte is authorized to issue 5,000,000 shares of no par value preferred stock. As of March 31, 2020, no preferred shares were issued or outstanding.

Common Stock

Oncocyte has up to 85,000,000 shares of common stock, no par value, authorized. As of March 31, 2020 and December 31, 2019, respectively, Oncocyte had 62,484,206 and 57,031,654 shares of common stock issued and outstanding (see Note 14).

Common Stock Purchase Warrants

As of March 31, 2020, Oncocyte had an aggregate of 3,383,913 common stock purchase warrants issued and outstanding with exercise prices ranging from $1.69 to $5.50 per warrant. The warrants will expire on various dates through March 23, 2027. Certain warrants have “cashless exercise” provisions meaning that the value of a portion of warrant shares may be used to pay the exercise price rather than payment in cash, which may be exercised under any circumstances in the case of the 2017 Bank Warrants and 2019 Bank Warrants or, in the case of certain other warrants, only if a registration statement for the warrants and underlying shares of common stock is not effective under the Securities Act or a prospectus in the registration statement is not available for the issuance of shares upon the exercise of the warrants.

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

Reconciliation of Changes in Shareholders’ Equity

The following table shows changes in components of shareholders’ equity for the three months ended March 31, 2020 (unaudited and in thousands).

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Loss	Deficit	Equity
BALANCE AT JANUARY 1, 2020	57,032	$124,583	$-	$(93,745)	$30,838
Net loss	-	-	-	(7,732)	(7,732)
Stock-based compensation	-	937	-	-	937
Sale of common shares	3,523	7,597	-	-	7,597
Financing costs paid to issue common shares	-	(1)	-	-	(1)
Exercise of stock options	-	-	-	-	-
Shares issued upon vesting of RSU, net of shares retired to pay employees' taxes	13	(14)	-	-	(14)
Issuance of common stock for Insight Genetics, Inc. acquisition	1,916	5,000	-	-	5,000
BALANCE AT MARCH 31, 2020	62,484	$138,102	$-	$(101,477)	$36,625

The following table shows changes in components of shareholders’ equity for the three months ended March 31, 2019 (unaudited and in thousands).

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Loss	Deficit	Equity
BALANCE AT JANUARY 1, 2019	40,664	$74,742	$-	$(71,319)	$3,423
Net loss	-	-	-	(3,864)	(3,864)
Stock-based compensation	-	686	-	-	686
Sale of common shares	10,733	40,250	-	-	40,250
Financing costs paid to issue common shares	-	(3,251)	-	-	(3,251)
Exercise of stock options	576	943	-	-	943
BALANCE AT MARCH 31, 2019	51,973	$113,370	$-	$(75,183)	$38,187

11. Stock-Based Compensation

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

In 2018, under the 2010 Plan, Oncocyte granted certain stock options to employees and consultants, with exercise prices ranging from $2.30 per share to $3.15 per share that will vest in increments upon the attainment of specified performance conditions related to the development of DetermaDx™ and obtaining Medicare reimbursement coverage for that test (“Performance-Based Options”). During the three months ended March 31, 2020, certain performance conditions required for vesting were met, and, accordingly, 50,000 shares vested and $106,000 of stock-based compensation expense was recorded with regard to the Performance-Based Options. During the three months ended March 31, 2019, certain performance conditions required for vesting were met, and, accordingly, 47,500 shares vested and $101,000 of stock-based compensation expense was recorded with regard to the Performance-Based Options. As of March 31, 2020, there were 752,000 Performance-Based Options outstanding.

A summary of Oncocyte’s 2010 Plan activity and related information follows (in thousands except weighted average exercise price):

Options	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price

Balance at December 31, 2019	-	3,191	$3.08
Options exercised	-	-
Options forfeited, canceled and expired	-	(197)	3.68
Balance at March 31, 2020	-	2,994	$3.05
Exercisable at March 31, 2020		2,090	$3.16

As of March 31, 2020, 11,000,000 shares of common stock were reserved under the 2018 Incentive Plan for the grant of stock options or the sale of restricted stock or for the settlement of hypothetical units issued with reference to common stock (“RSUs”). Oncocyte may also grant stock appreciation rights under the 2018 Incentive Plan.

In February 2020, Oncocyte granted stock options to purchase 2.1 million common shares with an exercise price of $2.63 per share to its employees, including to New Oncocyte Employees, under the 2018 Incentive Plan. These grants are subject to customary time based vesting terms and conditions in accordance with the 2018 Incentive Plan.

A summary of Oncocyte’s 2018 Incentive Plan activity and related information follows (in thousands except weighted average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
Balance at December 31, 2019	6,742	4,088	85		$2.77
Restricted stock units vested	-	-	(20)	$	n/a
Options granted	(2,399)	2,399	-		$2.56
Options exercised	-	-	-		$-
Options forfeited/cancelled	65	(65)	-		$2.01
Balance at March 31, 2020	4,408	6,422	65		$2.70
Options exercisable at March 31, 2020		667			$3.06

Oncocyte recorded stock-based compensation expense in the following categories on the accompanying condensed statements of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenues	$5	$-
Research and development	194	130
General and administrative	634	554
Sales and marketing	104	2
Total stock-based compensation expense	$937	$686

The assumptions that were used to calculate the grant date fair value of Oncocyte’s employee and non-employee stock option grants for the three months ended March 31, 2020 and 2019 were as follows.

	Three Months Ended March 31,
	2020	2019
Expected life (in years)	6.0	6.07
Risk-free interest rates	1.34%	2.47%
Volatility	105.09%	79.18%
Dividend yield	-%	-%

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If Oncocyte had made different assumptions, its stock-based compensation expense and net loss for the three months ended March 31, 2020 and 2019 may have been significantly different.

Oncocyte does not recognize deferred income taxes for incentive stock option compensation expense and records a tax deduction only when a disqualified disposition has occurred.

12. Income Taxes

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

In connection with the Merger discussed in Note 5 and in accordance with ASC 805, a change in the acquirer’s valuation allowance that stems from a business combination should be recognized as an element of the acquirer’s income tax expense or benefit in the period of the acquisition. Accordingly, for the three months ended March 31, 2020, Oncocyte recorded a $1.1 million partial release of its valuation allowance and a corresponding income tax benefit stemming from the DTLs generated by the IPR&D and customer relationships intangible assets acquired in the Merger.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Other than the partial release discussed above, Oncocyte established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

Oncocyte did not record any provision or benefit for income taxes for the three months ended March 31, 2019 as Oncocyte had a full valuation allowance for the period presented.

Other tax matters

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Oncocyte is currently assessing the impact of the CARES Act, but it does not expect there to be a material impact on its consolidated financial statements.

13. Commitments and Contingencies

Oncocyte has certain commitments other than discussed in Notes 5 and 7.

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

The Irvine Lease has an initial term of 89 calendar months, plus any fraction of the calendar month in which the “Commencement Date” occurs (the “Term”). The Commencement Date is expected to be on June 1, 2020, 150 days after the date on which Oncocyte took possession of the Premises. Oncocyte has an option to extend the term of the Lease for a period of five years (the “Extended Term”).

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

To obtain the letter of credit, Oncocyte has provided the issuing bank with a restricted cash deposit that the bank will hold to cover its obligation to pay any draws on the letter of credit by the lessor. The restricted cash may not be used for any other purpose (see Note 3).

Application of leasing standard, ASC 842

The Irvine Lease is an operating lease under ASC 842 included in the tables below. The tables below provide the amounts recorded in connection with the application of ASC 842 as of, and during, the three months ended March 31, 2020, for Oncocyte’s operating and financing leases (see Note 2).

Under the Laboratory Agreement discussed in Note 7, Oncocyte assumed all of Razor’s Laboratory Agreement payment obligations amounting to $450,000 per year. Although Oncocyte is not a party to any lease agreement with Razor or Encore, under the terms of the Laboratory Agreement, Oncocyte received the landlord’s consent for the use of the laboratory at Razor’s Brisbane, California location (the “Brisbane Facility”) under the terms of a sublease to which Encore is the sublessee. The sublease expires on March 31, 2023 (the “Brisbane Lease”). The laboratory fee payments to Encore include both laboratory services and the use of the Brisbane Facility. Under the provisions of the Laboratory Agreement, if Oncocyte terminates the Laboratory Agreement prior to the expiration of the Brisbane Lease, Oncocyte shall assume the costs related to the subletting or early termination of the Brisbane Lease. If the Laboratory Agreement were to be terminated on March 31, 2020, the aggregate payments due to the landlord for early cancellation of the Brisbane Lease would be approximately $423,000 (aggregate payments from March 31, 2020 through March 31, 2023). Oncocyte determined that the Laboratory Agreement contains an embedded operating lease for the Brisbane Facility and Oncocyte allocated the aggregate payments to this lease component for purposes of calculating the net present value of the right-of-use asset and liability as of the inception of the Laboratory Agreement in accordance with ASC 842, as shown in the table below.

The following table presents supplemental cash flow information related to operating and financing leases for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of financing lease liabilities:
Operating cash flows from financing leases	$78	$12
Financing cash flows from financing leases	17	134
Right-of-use assets obtained in exchange for lease obligation:
Operating lease, including lease acquired in Insight Genetics business combination	536	n/a

The following table presents supplemental balance sheet information related to operating and financing leases as of March 31, 2020 (in thousands, except lease term and discount rate):

March 31, 2020
Operating leases
Right-of-use assets, net	$3,260

Right-of-use lease liabilities, current	$300
Right-of-use lease liabilities, noncurrent	3,058
Total operating lease liabilities	$3,358

Financing leases
Machinery and equipment, gross	$209
Accumulated depreciation	(110)
Machinery and equipment, net	$99

Current liabilities	$73
Noncurrent liabilities	39
Total financing lease liabilities	$112

Weighted average remaining lease term
Operating leases	6.8 years
Financing leases	1.5 years

Weighted average discount rate
Operating leases	11.1%
Financing leases	9.6%

Future minimum lease commitments are as follows (in thousands):

	Operating Leases	Financing Leases
Year Ending December 31,
2020	$474	$60
2021	1,031	61
2022	1,096	-
2023	1,000	-
2024	889	-
Thereafter	2,463
Total minimum lease payments	$6,953	$121
Less amounts representing interest	(2,275)	(9)
Less tenant improvement allowance (1)	(1,320)	-
Present value of net minimum lease payments	$3,358	$112

(1)	In accordance with ASC 842, a tenant allowance should be included in the measurement of the consideration in the lease agreement at inception and reflected as a reduction to the right-of-use asset and a corresponding reduction to the right-use-liability if the lessee both controls the construction of the tenant improvements and the expects to fully earn all of the tenant allowance. Oncocyte has met both conditions at the inception of the Irvine Lease and has recorded the Tenant Improvement Allowance accordingly. As the cash for the Tenant Improvement Allowance is received from the lessor under the terms of the Irvine Lease, the corresponding right-of-use liability will increase and will be amortized as part of the right-of use asset and liability amortization over the term of the Irvine Lease in accordance with ASC 842.

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

Employment Contracts

Oncocyte has entered into employment contracts with certain executive officers. Under the provisions of the contracts, Oncocyte may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives.

Indemnification

In the normal course of business, Oncocyte may provide indemnification of varying scope under Oncocyte’s agreements with other companies or consultants, typically Oncocyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Oncocyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Oncocyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Oncocyte’s diagnostic tests. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The Purchase Agreement also contains provisions under which Oncocyte has agreed to indemnify Razor and Encore from losses and expenses resulting from breaches or inaccuracy of Oncocyte’s representations and warranties and breaches or nonfulfillment of Oncocyte’s covenants, agreements, and obligations under the Purchase Agreement. The potential future payments Oncocyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, Oncocyte has not been subject to any claims or demands for indemnification. Oncocyte also maintains various liability insurance policies that limit Oncocyte’s financial exposure. As a result, Oncocyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, Oncocyte has not recorded any liabilities for these agreements as of March 31, 2020 and December 31, 2019.

14. Subsequent Events

Silicon Valley Bank Loan Principal Deferral

On April 2, 2020, as part of the Bank’s COVID-19 pandemic relief program, Oncocyte and Silicon Valley Bank entered into a Loan Deferral Agreement (“Loan Deferral”) with respect to the Amended Loan Agreement discussed in Note 9. Under the Loan Deferral Agreement, the Bank agreed to (i) extend the scheduled maturity date of the Amended Loan Agreement from March 31, 2022 to September 30, 2022, and (ii) deferred the principal payments by an additional 6 months whereby payments of interest only on the Bank loan principal balance will be due monthly from May 1, 2020 through October 1, 2020, then followed by 23 monthly payments of principal and interest beginning on November 1, 2020, all provided at no additional fees to Oncocyte. No other terms were changed or modified.

April financing

During April 2020, Oncocyte sold 4,733,700 shares of common stock, no par value, at an offering price of $2.27 per share, for an aggregate purchase price of approximately $10.75 million, in an offering registered under the Securities Act. Oncocyte paid no fees or commissions to broker-dealers or any underwriting or finder’s fees. Broadwood and certain funds and accounts managed by Pura Vida purchased shares in the offering.

Paycheck Protection Program Loan

On April 23, 2020, Oncocyte entered into a U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) promissory note in the principal amount of $1,140,930 payable to Silicon Valley Bank evidencing a PPP loan from the Bank. The PPP loan will bear interest at a rate of 1% per annum. No payments will be due on the PPP loan during a six-month deferral period commencing on the date of the promissory note. Commencing one month after the expiration of the deferral period, and continuing on the same day of each month thereafter until the maturity date of the PPP loan, Oncocyte will be obligated to make monthly payments of principal and interest, each in such equal amount required to fully amortize the principal amount outstanding on the PPP loan by the maturity date. The maturity date is April 23, 2022.

The principal amount of the PPP loan is subject to forgiveness under the PPP upon Oncocyte’s request to the extent that PPP loan proceeds are used to pay expense permitted by the PPP, including payroll, rent, and utilities. The Bank may forgive interest accrued on any principal forgiven if the SBA pays the interest. There can be no assurance that any part of the PPP loan will be forgiven.

The PPP loan promissory note contains customary borrower default provisions and lender remedies, including the right of the Bank to require immediate repayment in full the outstanding principal balance of the PPP loan with accrued interest.

CMS Future Local Coverage Determination

On April 30, 2020, Palmetto GBA, a Medicare Administrative Contractor for the Centers for Medicare & Medicaid Services (CMS), issued a local coverage decision to be effective on June 14, 2020 for DetermaRx™, which will make DetermaRx™ eligible for Medicare reimbursement for diagnostic services performed on or after that date. Oncocyte has not yet been informed of CMS’ pricing decision for reimbursement for DetermaRx™, which was launched during the three months ended March 31, 2020. When the final local coverage decision goes into effect, the CMS Final Milestone Payment of $4 million payable to Encore discussed in Note 7 will become payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements about any of the following: any projections of earnings, revenue, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans, and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While Oncocyte may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Oncocyte estimates change and readers should not rely on those forward-looking statements as representing Oncocyte views as of any date subsequent to the date of the filing of this Quarterly Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and Oncocyte can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of Oncocyte. A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2019, and our other reports filed with the SEC from time to time.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2020 to the matters that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, except as disclosed in Note 2 to our condensed consolidated interim financial statements included elsewhere in this Report.

Results of Operations

Comparison of three months ended March 31, 2020 and 2019

Revenues

	Three Months Ended March 31, (unaudited)		$ Increase/	% Increase/
	2020	2019	(Decrease)	(Decrease)
Revenues	$16	$-	$16	100%

We generated revenues for the first time this quarter since our company’s inception in 2009. We currently derive our revenues from pharma services generated by our wholly owned subsidiary, Insight, which we acquired on January 31, 2020, and from the cash basis receipts from the sale of our lung cancer stratification test, DetermaRx™, which we commercially launched in 2020. The revenues shown above were primarily generated from our pharma services performed by Insight.

Under U.S. generally accepted accounting principles, we may not be able to recognize revenues even if we have performed the diagnostic tests we have commercialized, until we have contracts for reimbursement from third-party payers and a history of experience of cash collections for the tests we perform. Until we develop that experience or have the contracts in place with payers, or both, we expect to recognize revenue on a cash basis for the tests that we perform. On April 30, 2020, Palmetto GBA, a Medicare Administrative Contractor for the Centers for Medicare & Medicaid Services (“CMS”), issued a final local coverage decision for DetermaRx™ which makes the test eligible for Medicare reimbursement for diagnostic services performed on or after June 14, 2020. We have not yet been informed of CMS’ pricing decision for reimbursement. After a final Medicare coverage price has been established and while Medicare coverage is in effect, we expect to recognize revenue when DetermaRx™ tests are performed for Medicare patients rather than on a cash basis. Accordingly, we will incur and accrue cost of revenues and other operating expenses discussed below related to our diagnostic tests, but the revenues from performing the tests may not be recognized until we receive payment. As a result cost of revenues and other operating expenses will be incurred and recognized in our consolidated statements of operations without any corresponding revenues.

Costs and Operating Expenses

	Three Months Ended March 31, (unaudited)		$ Increase/	% Increase/
	2020	2019	(Decrease)	(Decrease)
Cost of revenues	$173	$-	$173	—%
Research and development expenses	2,159	1,343	816	61%
General and administrative expenses	4,625	2,449	2,176	89%

Sales and marketing expenses	1,490	205	1,285	627%

Cost of revenues

Cost of revenues generally consists of cost of materials, direct labor including bonus, benefit and stock-based compensation, equipment and infrastructure expenses, clinical sample costs associated with performing pharma services and the DetermaRx™ test, and license fees due to third parties, and also include amortization of acquired customer relationship intangible assets. Infrastructure expenses include depreciation of laboratory equipment, allocated rent costs, leasehold improvements and allocated information technology costs for operations at our CLIA laboratories in California and Tennessee. Costs associated with performing the tests are recorded as the tests are performed regardless of whether revenue was recognized with respect to that test. Royalties payable by Oncocyte for licensed technology, calculated as a percentage of revenues generated using the associated technology, are recorded as expenses at the time the related revenues are recognized.

The cost of revenues for the three months ended March 31, 2020 were primarily incurred from performing our DetermaRx™ test. Oncocyte generated no cost of revenues prior to January 1, 2020.

We expect the cost of DetermaRx™ testing and pharma services to generally increase in line with the increase in the number of tests we perform, even if we have no corresponding revenues. We expect that our cost per test to decrease modestly over time due to the efficiencies we may gain if testing volume increases, and from automation and other cost reductions. There can be no assurance, however, that any of these efficiencies or cost savings will be achieved. Cost of revenues for pharma services will vary depending on the nature, timing, and scope of customer projects.

Research and development expenses

Research and development expenses increased by $0.8 million during the three months ended March 31, 2020, as compared to the same period in the prior year due to the following: an increase of $0.5 million in clinical consulting fees for our development programs, and an increase of $0.3 million in personnel and related expenses, including noncash stock-based compensation expense .

We expect to continue to incur a significant amount of research and development expenses during the foreseeable future. Among other expenses, future research and development expenses will include direct costs for the continued development of DetermaDx™, DetermaIOTM, clinical trials to promote commercialization of DetermaRx™, and allocated costs for leasing and operating our CLIA laboratories in California and Tennessee, to the extent allocated to the development of our diagnostic tests.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2020 increased by $2.2 million in comparison to the three months ended March 31, 2019. This increase is primarily attributable to the following: $0.8 million in personnel and related expenses, including noncash stock-based compensation expense; $0.8 million in legal, audit, investment banking, business development, license, patent and patent fee expenses, including costs incurred for the acquisition of Insight; $0.3 million in office and building maintenance and other related expenses for our new headquarters in Irvine, California; and $0.2 million in leasing expenses in connection with amortization of right of use assets recognized for our operating leases under the new accounting standard for leases.

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

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2020 increased by $1.3 million in comparison to the three months ended March 31, 2019. This increase is primarily attributable to the following: $0.9 million in personnel and related expenses, including noncash stock-based compensation expense, and $0.4 million in marketing and consulting expenses, including travel and entertainment primarily for the commercialization of DetermaRx™.

We expect to continue to incur a significant amount of sales and marketing expenses during the foreseeable future as we continue to market and sell our DetermaRx™ test, and begin commercialization efforts for DetermaIOTM, DetermaDx™ and any other diagnostic tests that we may successfully develop or acquire. Our sales and marketing efforts, and the amount of related expenses that we will incur in the near term, will largely depend upon the degree of success we have in commercializing DetermaRx™, and whether we can successfully complete the development and commercialization of DetermaDx™ and DetermaIOTM. Our commercialization efforts and expenses will also depend on the amount of capital that we are able to raise to finance commercialization of our diagnostic tests. Our future expenditures on sales and marketing will also depend on the amount of revenue that those efforts are likely to generate. Because physicians are more likely to prescribe a test for their patients if the cost is covered by Medicare or health insurance, demand for our diagnostic tests and our expenditures on sales and marketing are likely to increase if our diagnostic or other tests qualify for reimbursement by Medicare and private health insurance companies

Other income and expenses, net

Other income and expenses, net, is primarily comprised of interest income and interest expenses, net, pro rata loss from our equity method investment in Razor, and unrealized gains and losses on marketable equity securities we hold.

For the three months ended March 31, 2020 and March 31, 2019, we recorded interest expense, net, of $22,000 and $19,000, respectively, from our bank loan and financing leases. For the three months ended March 31, 2020, we recorded an unrealized loss of $53,000, due to the changes in fair market value of the marketable equity securities we hold from the applicable balance sheet dates. For the three months ended March 31, 2019, we recorded an unrealized gain of $0.2 million due to the increase in fair market value of the marketable equity securities we hold from the respective balance sheet dates. We did not sell any marketable securities during any of the periods presented. As of March 31, 2020 and December 31, 2019, we held marketable equity securities with a total fair market value of $0.3 million and $0.4 million, respectively.

Our $11.245 million equity method investment in Razor that we made in September 2019 is being amortized over a 10-year useful life related to the DetermaRx™ test, and that amortization, including our pro rata share of losses of Razor’s results, is included in other income and expenses, net, as a pro rata loss in our equity method investment in Razor. The $0.3 million loss we recognized is a combination of the amortization of our investment balance and our pro rata share of losses recognized by Razor for its operating results for the three months ended March 31, 2020.

Income taxes

In connection with the acquisition of Insight discussed in Note 5 to our condensed consolidated interim financial statements included elsewhere in this Report, and in accordance with business combination accounting standards, a change in the acquirer’s valuation allowance that stems from a business combination should be recognized as an element of the acquirer’s income tax expense or benefit in the period of the acquisition. Accordingly, for the three months ended March 31, 2020, we recorded a $1.1 million partial release of our valuation allowance with a corresponding income tax benefit stemming from the deferred tax liabilities generated by the acquired Insight in-process research and development (IPR&D) and customer relationships intangible assets.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Other than the partial release discussed above, we established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets.

We did not record any provision or benefit for income taxes for the three months ended March 31, 2019 as we had a full valuation allowance for the period presented.

Liquidity and Capital Resources

Since inception, we have financed our operations through the sale of our common stock, warrants, warrant exercises, bank loans, and sales of Lineage common shares that we hold as marketable equity securities. We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $101.5 million at March 31, 2020. We expect to continue to incur operating losses and negative cash flows for the near future.

We believe that our current cash, cash equivalents, marketable equity securities, and our access to additional capital through the ATM Agreement described below are sufficient to carry out our current operations through at least twelve months from the issuance date of the condensed consolidated interim financial statements included in this Report. As of March 31, 2020, we had $16.6 million of cash and cash equivalents and held shares marketable equity securities valued at $0.3 million, but we raised $11.85 million of additional capital since that date, including $1.1 million through a U.S. Small Business Administration (“SBA”) Paycheck Protection Program loan from Silicon Valley Bank, and $10.75 million through the sale of 4,733,700 shares of common stock in an offering registered under the Securities Act of 1933, as amended.

In March 2020, we entered into an Equity Distribution Agreement (the “ATM Agreement”) with Piper Sandler & Co as “Sales Agent” which we may utilize from time to time in the future to raise up to $25 million of additional equity capital through the sale of shares of our common stock in “at the market” transactions.

We expect that our operating expenses will increase as we build our marketing and sales force and add new equipment and personnel to our CLIA laboratories to commercialize DetermaRx™, followed by DetermaDx™ and DetermaIOTM after development is completed. We will also incur additional operating expenses as we explore or commence the development of, or acquire, additional diagnostic tests. Additional expenses will also arise from leasing and improving our new office and laboratory facilities in Irvine California, and from operating our CLIA laboratories in Brisbane, California and Nashville, Tennessee. We do not expect to generate significant revenues from marketing our diagnostic tests until we receive Medicare reimbursement approval for those tests and are able perform those tests for physicians and their patients. A local coverage determination for Medicare reimbursement coverage of DetermaRx™ has been authorized effective June 14, 2020, but we have not received notice of approved pricing for the test, our commercialization efforts for DetermaRx™ are still in the early stage. Although we intend to market our diagnostic tests in the United States through our own sales force, we are also beginning to make marketing arrangements with distributors in other countries. We may also explore a range of other commercialization options in order to enter overseas markets and to reduce our capital needs and expenditures, and the risks associated the timelines and uncertainty for attaining the Medicare reimbursement approvals that will be essential for the successful commercialization of additional cancer diagnostic tests. Those alternative arrangements could include marketing arrangements with other diagnostic companies through which we might receive a royalty on sales, or through which we might form a joint venture to market one or more tests and share in net revenues, in the United States or abroad.

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

Cash used in operations

During the three months ended March 31, 2020 and 2019, our total research and development expenses were $2.2 million and $1.3 million, respectively, our general and administrative expenses were $4.6 million and $2.4 million, respectively, and our sales and marketing expenses were $1.5 million and $0.2 million, respectively, and we also incurred $0.2 million in cost of revenues in the first quarter of 2020. Net loss for the three months ended March 31, 2020 amounted to $7.7 million and net cash used in operating activities amounted to $6.9 million. Our cash used in operating activities during the three months ended March 31, 2020 does not include the following noncash items: a $1.1 million income tax benefit associated with a partial release of our valuation allowance stemming from our acquisition of Insight; $0.9 million in stock-based compensation; $0.3 million in depreciation and amortization expenses; and $0.3 million in pro rata loss from our equity method investment in Razor. Changes in working capital were approximately $0.3 million as an additional source of cash.

Cash used in investing activities

During the three months ended March 31, 2020, net cash used in investing activities was $6.2 million, primarily attributable to the cash portion of the consideration paid for the acquisition of Insight in January 2020, net of cash acquired.

Cash provided by financing activities

During the three months ended March 31, 2020, net cash provided by financing operations was $7.6 million primarily attributable to net cash proceeds from the sale of 3,523,776 shares of our common stock in a public offering.

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Item 1A. Risk Factors

Our business, financial condition, results of operations and future growth prospects are subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2020 (the “2019 Form 10-K”), which we encourage you to review. There have been no material changes from the risk factors disclosed in the 2019 Form 10-K except for the following.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flows, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “2017 Tax Act”), enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the 2017 Tax Act may affect us, and certain aspects of the 2017 Tax Act repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the 2017 Tax Act. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, as applicable, and the deductibility of expenses under the 2017 Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use net operating loss carryforwards to offset taxable income could be limited.

We plan to use our current year operating losses to offset taxable income from any revenue generated from operations, including corporate collaborations. To the extent that our taxable income exceeds any current year operating losses, we plan to use our net operating loss carryforwards to offset income that would otherwise be taxable. Our net operating loss carryforwards generated in tax years ending on or prior to December 31, 2017, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the 2017 Tax Act, as modified by the CARES Act, our federal net operating losses generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses generated in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the 2017 Tax Act or the CARES Act.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

CMS Future Local Coverage Determination

On April 30, 2020, Palmetto GBA, a Medicare Administrative Contractor for the Centers for Medicare & Medicaid Services (CMS), issued a local coverage decision to be effective on June 14, 2020 for DetermaRx™, which will make DetermaRx™ eligible for Medicare reimbursement for diagnostic services performed on or after that date. Oncocyte has not yet been informed of CMS’ pricing decision for reimbursement for DetermaRx™, which was launched during the three months ended March 31, 2020. When the final local coverage decision goes into effect, the CMS Final Milestone Payment of $4 million payable to Encore discussed in Note 7 of the condensed consolidated interim financial statements included in this Report will become payable.

Item 6. Exhibits

Exhibit Numbers	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of January 10, 2020, among OncoCyte Corporation, Cancer DX Sub, Inc., Insight Genetics, Inc., the Shareholders who became a Party to the Merger Agreement and the Equityholder Representative. (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2020)

3.1	Articles of Incorporation with all amendments (Incorporated by reference to OncoCyte Corporation’s Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

3.2	Amended and Restated By-Laws (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2020)

10.1	Oncocyte Corporation Change in Control and Severance Plan (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2020)

10.2	Form of Change in Control and Severance Agreement (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2020)

10.3	Loan Deferral Agreement, dated April 2, 2020, between OncoCyte Corporation and Silicon Valley Bank*

10.4	U.S. Small Business Administration Paycheck Protection Program Note (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2020)

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101	Interactive Data Files*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

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

ONCOCYTE CORPORATION

Date: May 12, 2020	/s/ Ronald Andrews
Ronald Andrews
President and Chief Executive Officer

Date: May 12, 2020	/s/ Mitchell Levine
Mitchell Levine
Chief Financial Officer

