Form 10-Q
period 2020-06-30
OncoCyte Corp
filed 2020-07-29
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of common stock outstanding as of July 20, 2020 was 67,250,639.

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

The forward-looking statements in this Report also include, among other things, statements about:

●	the timing and potential achievement of future milestones;
●	the timing and our ability to obtain and maintain coverage and reimbursements from the Centers for Medicare and Medicaid Services and other third-party payers;
●	our plans to pursue research and development of diagnostic test;
●	the potential commercialization of our diagnostic tests currently in development;
●	the timing and success of future clinical trials and the period during which the results of the clinical trials will become available;
●	the potential receipt of revenue from future sales of our diagnostic tests or diagnostic tests in development;
●	our assumptions regarding obtaining reimbursement and reimbursement rates;
●	our estimates regarding future orders of tests and our ability to perform a projected number of tests;
●	our estimates and assumptions around patient populations, market size and price points for reimbursement for our diagnostic tests
●	our estimates regarding future revenues and operating expenses, and future capital requirements;
●	our intellectual property position;
●	the uncertainties associated with the coronavirus (COVID-19) pandemic, including its possible effects on our operations and the demand for our diagnostic tests and pharma services;
●	our ability to efficiently and flexibly manage our business amid uncertainties related to COVID-19;
●	the impact of government laws and regulations; and
●	our competitive position.

References to “Oncocyte,” “our” or “we” means OncoCyte Corporation.

The description or discussion, in this Form 10-Q, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

DetermaRx™, DetermaIO™, and DetermaDx™ are trademarks of OncoCyte Corporation regardless of whether the “TM” symbol accompanies the use of or reference to the applicable trademark in this Report.

Item 1. Financial Statements

ONCOCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2020 (Notes 2 and 5) (Unaudited)	December 31, 2019

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,795	$22,072
Accounts receivable	79	-
Marketable equity securities	341	379
Prepaid expenses and other current assets	1,230	505
Total current assets	18,445	22,956

NONCURRENT ASSETS
Right-of-use assets, machinery and equipment, net	4,387	3,728
Equity method investment in Razor	14,334	10,964
Goodwill	9,187	-
Intangibles, net	15,053	-
Deposits and other noncurrent assets	2,049	2,211
TOTAL ASSETS	$63,455	$39,859

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Amount due to Lineage and affiliates	$-	$6
Accounts payable	1,164	469
Accrued expenses and other current liabilities	3,820	2,610
Loan payable, current	1,482	1,125
Right-of-use and financing lease liabilities, current	376	230
Total current liabilities	6,842	4,440

NONCURRENT LIABILITIES
Loan payable, net of deferred financing costs, noncurrent	2,622	1,905
Financing lease and right of use liabilities, noncurrent	3,110	2,676
Contingent consideration liabilities	11,130	-
Deferred tax liability	158	-
TOTAL LIABILITIES	23,862	9,021

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value, 150,000 shares authorized; 67,218 and 57,032 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	150,178	124,583
Accumulated other comprehensive loss	-	-
Accumulated deficit	(110,585)	(93,745)
Total shareholders’ equity	39,593	30,838
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$63,455	$39,859

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ONCOCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE
Total revenue	$143	$-	$158	$-

TOTAL COSTS AND OPERATING EXPENSES
Cost of revenues	365	-	538	-
Research and development	3,225	1,508	5,385	2,851
General and administrative	3,759	3,636	8,383	6,085
Sales and marketing	1,562	318	3,052	523
Total costs and operating expenses	8,911	5,462	17,358	9,459

Loss from operations	(8,768)	(5,462)	(17,200)	(9,459)

OTHER INCOME (EXPENSES), NET
Interest income (expense), net	(75)	167	(97)	147
Unrealized gain (loss) on marketable equity securities	16	(88)	(38)	90
Pro rata loss from equity method investment in Razor	(301)	-	(630)	-
Other income (expenses), net	20	-	30	(25)
Total other income (expenses), net	(340)	79	(735)	212

LOSS BEFORE INCOME TAXES	(9,108)	(5,383)	(17,935)	(9,247)

Income tax benefit	-	-	1,095	-

NET LOSS	$(9,108)	$(5,383)	$(16,840)	$(9,247)

Net loss per share: basic and diluted	$(0.14)	$(0.10)	$(0.26)	$(0.19)

Weighted average shares outstanding: basic and diluted	65,833	51,973	63,628	49,324

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

4

ONCOCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

NET LOSS	$(9,108)	$(5,383)	$(16,840)	$(9,247)
Other comprehensive loss, net of tax	-	-	-	-
COMPREHENSIVE LOSS	$(9,108)	$(5,383)	$(16,840)	$(9,247)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ONCOCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,840)	$(9,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	127	194
Amortization of intangible assets	37	-
Amortization of right-of-use assets and liabilities	301	-
Impairment charge for long-lived assets	422	-
Pro rata loss from equity method investment in Razor	630	-
Amortization of prepaid maintenance	67	18
Stock-based compensation	2,298	1,388
Unrealized (gain) loss on marketable equity securities	38	(90)
Amortization of debt issuance costs	57	22
Deferred income tax benefit	(1,095)	-
Other	-	26
Changes in operating assets and liabilities:
Accounts receivable	(85)	-
Amount due to Lineage and affiliates	(6)	(2,096)
Prepaid expenses and other assets	(889)	(540)
Accounts payable and accrued liabilities	1,064	767
Net cash used in operating activities	(13,874)	(9,558)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Insight Genetics, net of cash acquired	(6,189)	-
Equity method investment in Razor	(4,000)	-
Purchase of equipment	(535)	(18)
Security deposit and other	43	54
Net cash provided by (used in) investing activities	(10,681)	36

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	943
Proceeds from sale of common shares	18,342	40,250
Financing costs to issue common shares	(31)	(3,252)
Common shares received and retired for employee taxes paid	(14)	-
Repayment of loan payable	(125)	(400)
Repayment of financing lease obligations	(35)	(227)
Proceeds from PPP loan	1,141	-
Net cash provided by financing activities	19,278	37,314

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,277)	27,792
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	23,772	8,034
At end of the period	$18,495	$35,826

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$45	$27

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Common stock issued for acquisition of Insight Genetics	$5,000	$-
Initial fair value of contingent consideration at acquisition date	11,130	-
Holdback liability	600	-
Equipment purchases included in accounts payable and accrued liabilities	180	-
See Note 13 for additional disclosures around leases

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

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

Oncocyte’s first product for commercial release is a proprietary treatment stratification test called DetermaRx™ that identifies which patients with early stage non-small cell lung cancer may benefit from chemotherapy, resulting in a significantly higher, five-year survival rate. Oncocyte holds a 25% equity interest in Razor Genomics, Inc. (“Razor”), a privately held company, that has developed and licensed to Oncocyte the lung cancer treatment stratification laboratory test that Oncocyte is commercializing as DetermaRx™ (see Note 7).

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

Oncocyte is currently devoting substantially all of its efforts on developing and commercializing its cancer diagnostic tests DetermaRx™ and DetermaIO™.

Liquidity

Oncocyte has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $110.6 million as of June 30, 2020. Oncocyte expects to continue to incur operating losses and negative cash flows for the foreseeable future. Oncocyte did not generate revenues from its operations prior to the first quarter of 2020, and revenues for the six months ended June 30, 2020 were not sufficient to cover Oncocyte’s operating expenses for that period. Since inception, Oncocyte has financed its operations through the sale of common stock, warrants, warrant exercises, bank loans, and sales of Lineage Cell Therapeutics, Inc. (“Lineage”) common shares that it holds as marketable equity securities. Lineage also provided Oncocyte with accounting, billing, bookkeeping, payroll, treasury, payment of accounts payable, and other similar administrative services, and the use of Lineage office and laboratory facilities, under a Shared Facilities and Services Agreement (the “Shared Facilities Agreement”), which was terminated as to all services on September 30, 2019, and as to all use of facilities on December 31, 2019 (see Note 8). Lineage’s ownership interest in Oncocyte has decreased to below 10% and Lineage no longer exercises significant influence over the operations and management of Oncocyte.

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

Oncocyte will need to raise additional capital to finance its operations, including the development and commercialization of its cancer diagnostic tests, until such time as it is able to generate sufficient revenues from the commercialization of one or more of its cancer diagnostic tests to cover its operating expenses. Presently, Oncocyte is devoting substantially all of its efforts on initial commercialization efforts for DetermaRx™ and completing development and planning commercialization of its cancer diagnostic test DetermaIO™, although DetermaIO™ is currently available for biopharma diagnostic development and research use only as a companion test in immunotherapy drug development to select patients for clinical trials. While Oncocyte plans to primarily market its diagnostic tests in the United States through its own sales force, it is also beginning to make marketing arrangements with distributors in other countries. In order to reduce capital needs and to expedite the commercialization of any new diagnostic tests that may become available for clinical use, , Oncocyte may also pursue marketing arrangements with other diagnostic companies through which Oncocyte might receive licensing fees and royalty on sales, or through which it might form a joint venture to market its cancer tests and share in net revenues, in the United States or abroad.

In addition to general economic and capital market trends and conditions, Oncocyte’s ability to raise sufficient additional capital to finance its operations from time to time will depend on a number of factors specific to Oncocyte’s operations such as operating revenues and expenses, progress in development of, or in obtaining reimbursement coverage from Medicare for, DetermaIO™ or any other future diagnostic tests that Oncocyte may develop or acquire. The availability of financing and Oncocyte’s ability to generate revenues from operating activities may be adversely impacted by the COVID-19 pandemic which could continue to cause deferrals of cancer surgeries that might otherwise have resulted in the utilization of DetermaRx, and which could continue to depress national and international economies and disrupt capital markets, supply chains, and aspects of Oncocyte’s operations. The extent to which the ongoing COVID-19 pandemic will ultimately impact Oncocyte’s business, results of operations, financial condition, or cash flows is highly uncertain and difficult to predict because it will depend on many factors that are outside Oncocyte’s control. The unavailability or inadequacy of financing or revenues to meet future capital needs could force Oncocyte to modify, curtail, delay, or suspend some or all aspects of planned operations. Sales of additional equity securities could result in the dilution of the interests of its shareholders. Oncocyte cannot assure that adequate financing will be available on favorable terms, if at all.

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

COVID-19 impact and related risks

The ongoing global outbreak of COVID-19, and the various attempts throughout the world to contain it, have created significant volatility, uncertainty and disruption. In response to government directives and guidelines, health care advisories and employee and other concerns, Oncocyte has altered certain aspects of its operations. A number of Oncocyte’s employees have had to work remotely from home and those on site have had to follow Oncocyte’s social distance guidelines, which could impact their productivity. COVID-19 could also disrupt Oncocyte’s operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who cannot effectively work remotely but who elect not to come to work due to the illness affecting others in Oncocyte’s office or laboratory facilities, or due to quarantines.

During the COVID-19 pandemic, Oncocyte may not be able to maintain its preferred level of physician or customer outreach and marketing of its diagnostic testing and pharma services, which could negatively impact potential new customers’ interest in those tests and services. Because of COVID-19, travel, visits, and in-person meetings related to Oncocyte’s business have been severely curtailed or canceled and Oncocyte has instead used on-line or virtual meetings to meet with potential customers and others.

In addition to operational adjustments, the consequences of the COVID-19 pandemic have led to uncertainties related to Oncocyte’s business growth and ability to forecast the demand for its diagnostic testing and pharma services and resulting revenues. Concerns over available hospital, staffing, equipment, and other resources, and the risk of exposure to the virus, has led to early stage lung cancer surgeries being delayed, and the continued deferral of lung cancer surgeries could result in delayed or reduced use of DetermaRx™ in the near term.

It is possible that impacts of COVID-19 on Oncocyte’s operations or revenues or its access to capital could prevent Oncocyte from complying, or could result in a material noncompliance, with one or more obligations or covenants under material agreements to which Oncocyte is a party, with the result that Oncocyte would be in material breach of the applicable obligation, covenant, or agreement. Any such material breach could cause Oncocyte to incur material financial liabilities or an acceleration of the date for paying a financial obligation to the other party to the applicable agreement, or could cause Oncocyte to lose material contractual rights, such as rights to use leased equipment or laboratory or office space, or rights to use licensed patents or other intellectual property the use of which is material to Oncocyte’s business. Similarly, it is possible that impacts of COVID-19 on the business, operations, or financial condition of any third party with whom Oncocyte has a contractual relationship could cause the third party to be unable to perform its contractual obligations to Oncocyte, resulting in Oncocyte’s loss of the benefits of a contract that could be material to Oncocyte’s business.

The full extent to which the COVID-19 pandemic and the various responses to it might impact Oncocytes’ business, operations and financial results will depend on numerous evolving factors that are not subject to accurate prediction and that are beyond Oncocyte’s control.

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

Similarly, Oncocyte assessed certain accounting matters that generally require consideration of forecasted financial information. The accounting matters assessed included, but were not limited to, Oncocyte’s equity investments, the carrying value of goodwill, acquired in-process intangible assets and other long-lived assets. Those assessments as well as other estimates referenced above were made in the context of information reasonably available to Oncocyte. While Oncocyte considered known or expected impacts of COVID-19 in making its assessments and estimates, the future impacts of COVID-19 are not presently determinable and could cause actual results to differ materially from Oncocyte’s estimates and assessments. Oncocyte’s future analysis or forecast of COVID-19 impacts could lead to changes in Oncocyte’s future estimates and assessments which could result in material impacts to Oncocyte’s consolidated financial statements in future reporting periods.

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

Oncocyte does not have intangible assets with indefinite useful lives other than goodwill and the acquired IPR&D discussed in Notes 5 and 6. As of June 30, 2020, there has been no impairment of goodwill and intangible assets.

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

Impairment of long-lived assets

Oncocyte assesses the impairment of long-lived assets, which consist primarily of right-of-use assets for operating leases, machinery and equipment, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.

As part of Oncocyte’s impairment assessment of its long-lived assets, Oncocyte determined that certain assets, mainly comprised of machinery and equipment and related prepaid service agreements used in the development of DetermaDx™ were impaired as of June 30, 2020 because Oncocyte determined to discontinue the development of that diagnostic test. Accordingly, Oncocyte recorded a noncash charge of $422,000 representing the net book value of those assets as of that date and included that charge in research and development expenses for the three and six months ended June 30, 2020 (see Note 4).

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

Pharma services revenue

Revenues recognized during the three and six months ended June 30, 2020, were generated primarily from pharma services performed by Oncocyte’s Insight subsidiary. Insight provides a range of molecular diagnostic services to its pharmaceutical customers (referred to as “pharma services”) including testing for biomarker discovery, assay design and development, clinical trial support, and a broad spectrum of biomarker tests in its CLIA-certified laboratory. These pharma services are generally performed under individual scope of work (“SOW”) arrangements with specific deliverables defined by the customer. Pharma services are generally performed on a time and materials basis. Upon Insight’s completion of the service to the customer in accordance with the SOW, Insight has the right to bill the customer for the agreed upon price (either on a per test or per deliverable basis) and recognizes the pharma service revenue at that time. Insight identifies each sale of its pharma service offering as a single performance obligation.

Completion of the service and satisfaction of the performance obligation under a SOW is typically evidenced by access to the report or test made available to the customer or any other form or applicable manner of delivery defined in the SOW. However, for certain SOWs under which work is performed pursuant to the customer’s highly customized specifications, Insight has the enforceable right to bill the customer for work completed, rather than upon completion of the SOW. For those SOWs, Insight recognizes revenue over a period of time during which the work is performed using a formula that accounts for expended efforts, generally measured in labor hours, as a percentage of total estimated efforts for the completion of the SOW. As Insight satisfies the performance obligation under the SOW, any amounts earned as revenue and billed to the customer are included in accounts receivable. Any revenues earned but not yet billed to the customer as of the date of Onocyte’s consolidated financial statements are recorded as contract assets and are included in prepaids and other current assets as of the financial statement date. Amounts recorded in contract assets are reclassified to accounts receivable in Oncocyte’s consolidated financial statements when the customer is invoiced according to the billing schedule in the contract.

Insight establishes an allowance for doubtful accounts based on the evaluation of the collectability of its pharma services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. Insight continuously monitors collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts. As of June 30, 2020, Oncocyte has not recorded any losses or allowance for doubtful accounts on its account receivables from pharma services.

As of June 30, 2020, Oncocyte had accounts receivable and contract assets from pharma services customers of $79,000 and $27,000, respectively.

DetermaRx™ testing revenue

In the first quarter of 2020, Oncocyte commercially launched DetermaRx™ and commenced performing tests on clinical samples through orders received from physicians, hospitals and other healthcare providers. In determining whether all of the revenue recognition criteria (i) through (v) above are met with respect to DetermaRx™ tests, each test result is considered a single performance obligation and is generally delivered or made available to the physician electronically and, as such, there are no shipping or handling fees incurred by Oncocyte or billed to customers. Oncocyte recognizes revenue on a cash basis rather than accrual basis when it cannot conclude that all the revenue recognition criteria have been met. Because there are no current reimbursement arrangements with government or third-party payers, the transaction price represents variable consideration. Application of the constraint for variable consideration is an area that requires significant judgment. Oncocyte currently is unable to conclude that significant reversal of revenue will not occur based on uncertainty of payment of any amount. Oncocyte expects to recognize revenue on a cash basis until it has a sufficient history to reliably estimate payment patterns or has contractual reimbursement arrangements, or both, in place. On April 30, 2020, Palmetto GBA, a Medicare Administrative Contractor for the Centers for Medicare & Medicaid Services (“CMS”), issued a final local coverage decision for DetermaRx™ which makes the test eligible for Medicare reimbursement for diagnostic services performed on or after June 14, 2020. Oncocyte has not yet been informed of CMS’ pricing decision for reimbursement. After a final Medicare coverage price has been established and while Medicare coverage is in effect, Oncocyte expects to recognize revenue when DetermaRx™ tests are performed for Medicare patients rather than on a cash basis.

Cost of revenues

Cost of revenues generally consists of cost of materials, direct labor including benefits, bonus and stock-based compensation, equipment and infrastructure expenses, clinical sample related costs associated with performing pharma services and DetermaRx™ tests, and license fees due to third parties, and also include amortization of acquired customer relationship intangible assets. Infrastructure expenses include depreciation of laboratory equipment, allocated rent costs, leasehold improvements and allocated information technology costs for operations at Oncocyte’s CLIA laboratories in California and Tennessee. Costs associated with performing diagnostic tests and pharma services are recorded as the tests or services are performed regardless of whether revenue was recognized with respect to that test or pharma service. Royalties or revenue share payments for licensed technology calculated as a percentage of revenues generated using the associated technology are recorded as expenses at the time the related revenues are recognized. As discussed above, Oncocyte generated no revenues or cost of revenues prior to January 1, 2020.

Research and development expenses

Research and development expenses are comprised of costs incurred to develop technology, and include: salaries and benefits, including stock-based compensation; laboratory expenses, including reagents and supplies used in research and development laboratory work; infrastructure expenses, including allocated facility occupancy costs; and contract services and other outside costs. Indirect research and development expenses are allocated primarily based on headcount, as applicable, and include rent and utilities, common area maintenance, telecommunications, property taxes, and insurance. Research and development costs are expensed as incurred. For periods prior to January 1, 2020, indirect research and development expenses included overhead costs incurred and allocated by Lineage to Oncocyte under the Shared Facilities Agreement as expenses that benefited or supported Oncocyte’s research and development functions. The Shared Facilities Agreement was terminated as of December 31, 2019 (see Note 8).

General and administrative expenses

General and administrative expenses include both direct expenses incurred by Oncocyte and, prior to January 1, 2020, indirect overhead costs incurred by Lineage and allocated to Oncocyte under the Shared Facilities Agreement as expenses that benefited or supported Oncocyte’s general and administrative functions. Direct general and administrative expenses consist primarily of: compensation and related benefits, including stock-based compensation, for executive and corporate personnel; professional and consulting fees; rent and utilities; common area maintenance; telecommunications; property taxes; and insurance. Indirect general and administrative expenses allocated by Lineage to Oncocyte under the Shared Facilities Agreement, which was terminated as of December 31, 2019 (see Note 8), were primarily based on headcount or space occupied, as applicable, and include costs for financial reporting and compliance, rent and utilities, common area maintenance, telecommunications, property taxes, and insurance.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel costs and related benefits, including stock-based compensation, trade show expenses, branding and positioning expenses, and consulting fees. Sales and marketing expenses also include indirect expenses for applicable overhead allocated based on headcount, and include allocated costs for rent and utilities, common area maintenance, telecommunications, property taxes, and insurance. Prior to January 1, 2020, a portion of the expenses allocated by Lineage under the Shared Facilities Agreement were designated by Oncocyte as sales and marketing expenses to the extent Oncocyte determined that such expenses were fairly allocable to sales and marketing functions, including overhead.

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

As of June 30, 2020 and December 31, 2019, Oncocyte held 353,264 and 35,326 shares of common stock of Lineage and AgeX, respectively, as marketable equity securities with a combined fair market value of $341,000 and $379,000, respectively.

Net loss per common share

All potentially dilutive common stock equivalents are antidilutive because Oncocyte reported a net loss for all periods presented. The following common stock equivalents were excluded from the computation of diluted net loss per common share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2020	2019	2020	2019
Stock options	7,272	2,702	6,686	3,555
Warrants	3,384	4,035	3,384	4,035

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet dates that comprise the total of the same such amounts shown in the condensed consolidated statements of cash flows for all periods presented in accordance with ASU 2016-18 (in thousands):

	June 30, 2020 (unaudited)	December 31, 2019	June 30, 2019 (unaudited)	December 31, 2018

Cash and cash equivalents	$16,795	$22,072	$35,826	$8,034
Restricted cash included in deposits and other noncurrent assets (see Note 13)	1,700	1,700	-	-

Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows	$18,495	$23,772	$35,826	$8,034

Prepaid expenses and other current assets

As of June 30, 2020 and December 31, 2019, prepaid expenses and other current assets were comprised of the following (in thousands):

	June 30, 2020 (unaudited)	December 31, 2019

Prepaid insurance	$743	$80
Prepaid vendors, deposits and service agreements	426	389
Other	61	36
Total prepaid expenses and other current assets	$1,230	$505

Deposits and other noncurrent assets

As of June 30, 2020 and December 31, 2019, deposits and other noncurrent assets were comprised of the following (in thousands):

	June 30, 2020 (unaudited)	December 31, 2019

Restricted cash and security deposit for the Irvine Lease (Note 13)	$1,850	$1,850
Long-term prepaid maintenance contracts	161	268
Other	38	93
Total deposits and other noncurrent assets	$2,049	$2,211

Accrued expenses and other current liabilities

As of June 30, 2020 and December 31, 2019, accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2020 (unaudited)	December 31, 2019

Accrued compensation	$2,090	$1,287
Accrued insurance	387	-
Cash holdback liability (see Note 5)	600	-
Accrued vendor and other expenses	743	1,323
Total accrued expenses and other current liabilities	$3,820	$2,610

4. Right-of-use assets, machinery and equipment, net

As of June 30, 2020 and December 31, 2019, rights-of-use assets, machinery and equipment, net were as follows (in thousands):

	June 30, 2020 (unaudited)	December 31, 2019

Right-of-use assets (1)	$3,397	$2,856
Machinery and equipment	2,015	1,215
Accumulated depreciation and amortization	(1,025)	(343)
Right-of-use assets, machinery and equipment, net	$4,387	$3,728

(1)	Oncocyte recorded certain right-of-use assets and liabilities for operating leases in accordance with ASC 842 (see Notes 5 and 13).

Depreciation expense amounted to $67,000 and $84,000 for the three months ended June 30, 2020 and 2019, and $127,000 and $194,000 for the six months ended June 30, 2020 and 2019, respectively. Accumulated depreciation and amortization as of June 30, 2020 reflects a noncash impairment charge of $333,000 representing the net book value of certain machinery and equipment primarily used in the discontinued DetermaDx™ development program (see Note 2); the noncash charge is included in research and development expenses in the consolidated statements of operations for the three and six months ended June 30, 2020.

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

January 31, 2020
Assets acquired:
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

Because the IPR&D (prior to completion or abandonment of the research and development) is considered an indefinite-lived asset for accounting purposes but is not recognized for tax purposes, the fair value of the IPR&D on the acquisition date generated a deferred income tax liability (“DTL”) in accordance with ASC 740, Income Taxes. This DTL is computed using the fair value of the IPR&D assets on the acquisition date multiplied by Oncocyte’s federal and state effective income tax rates. While this DTL would reverse on impairment or sale or commencement of amortization of the related intangible assets, ASC 740 allows Oncocyte to treat acquired available deferred tax assets (“DTAs”), such as Insight’s net operating loss carryforwards (“NOLs”) (subject to the annual limitation under Section 382 of the Internal Revenue Code) as available DTAs to offset against the DTLs, as the DTLs are expected to reverse within the NOL carryforward period. Any excess DTAs over those DTLs would be assessed for a valuation allowance in accordance with ASC 740. This accounting treatment is acceptable if, at the time of the acquisition, Oncocyte can both reasonably estimate a timeline to commercialization and the economic useful life of the IPR&D assets upon commercialization, which will be amortized during the carryforward period of the offsetting DTAs. On the Merger Date, Oncocyte estimated and recorded a net DTL of $1.3 million after offsetting the acquired available NOLs with the IPR&D generated DTLs (see Note 12).

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

The fair value of the Milestone Contingent Consideration was determined using a scenario analysis valuation method which incorporates Oncocyte’s assumptions with respect to the likelihood of achievement of the Milestones, credit risk, timing of the Milestone Contingent Consideration payments and a risk-adjusted discount rate to estimate the present value of the expected payments. The discount rate was estimated at approximately 12% after adjustment for the probability of achievement of the Milestones. No Milestone Contingent Consideration is payable with respect to a particular Milestone unless and until the Milestone is achieved. Since the Milestone Contingent Consideration payments are based on nonfinancial, binary events, management believes the use of the scenario analysis method is appropriate. The fair value of each Milestone after the Merger Date will be reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s condensed consolidated statements of operations.

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

The fair value of the Contingent Consideration after the Merger Date will be reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s condensed consolidated statements of operations. As of June 30, 2020, based on Oncocyte’s reassessment of the significant assumptions note above, there was no change to the fair value of the Contingent Consideration since the Merger Date.

Contingent consideration is not deductible for tax purposes, even if paid; therefore, no deferred tax assets related to the Contingent Consideration were recorded.

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

6. Goodwill and Intangible Assets, net

At June 30, 2020 and December 31, 2019, goodwill and intangible assets, net, consisted of the following (in thousands):

	June 30, 2020 (unaudited)	December 31, 2019

Goodwill (1)	$9,187	$-

Intangible assets:
Acquired IPR&D – DetermaIO™ (2)	$14,650	$-
		-
Intangible assets subject to amortization:
Acquired intangible assets – customer relationship	440	-
Total intangible assets	15,090	-
Accumulated amortization	(37)	-
Intangible assets, net	$15,053	$-

(1)	Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the Merger (see Note 5).

(2)	See Note 5 for information on the Merger which was consummated on January 31, 2020.

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

The Development Agreement provides for certain payments by Oncocyte to Encore if certain product reimbursement, Clinical Trial, and financing milestones are attained. Oncocyte has paid Encore $1 million in cash as a milestone payment for the receipt of a preliminary positive coverage decision from the Centers for Medicare and Medicaid Services Molecular Diagnostic Services Program (“CSM/MolDx”) for DetermaRx™ (the “Preliminary Coverage Milestone Payment”). In June 2020, following Razor’s receipt of a positive final coverage decision from CMS/MolDx for reimbursement of patient costs of DetermaRx™, Oncocyte paid Encore $4 million (“CMS Final Milestone Payment”). Oncocyte accounted for those milestone payments as part of its equity method investment in Razor.

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

If, within a specified time frame, Encore is substantially responsible for obtaining funding to Oncocyte or Razor for the Clinical Trial from any third-party pharmaceutical company, a portion of such additional funding amount will be paid to Encore, subject to a $3 million cap on the payment to Encore if the funding is provided by a designated pharmaceutical company.

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

The aggregate Razor acquisition payments of $11.245 million incurred during September 2019, including $10 million paid for the Razor Preferred Stock, the $1 million Preliminary Coverage Milestone Payment, and $0.245 million in transaction expenses, and the $4 million CMS Final Milestone Payment made by Oncocyte during June 2020, will be amortized over a 10-year useful life of DetermaRx™ and will be reflected in Oncocyte’s pro rata earnings and losses of the equity method investment in Razor. Under ASC 323, the additional contingent consideration arrangements, including the Clinical Trial Milestone Payment and the Additional Purchase Payment discussed above, will be recorded only if the consideration is both probable (milestone has been achieved) and estimable in accordance with ASC 450, Contingencies, and as of June 30, 2020, none of those other contingent consideration payments were recorded as none of the applicable conditions were achieved as of that date.

Summarized standalone financial data for Razor

The unaudited results of operations for the three and six months ended June 30, 2020 of Razor is summarized below (in thousands):

Condensed Statement of Operations (1)	Three Months Ended June 30, 2020 (unaudited)	Six Months Ended June 30, 2020 (unaudited)
Research and development expense	$79	$269
General and administrative expense	-	-
Loss from operations	(79)	(269)
Net loss	$(79)	$(269)

(1)	The condensed statement of operations of Razor is provided for informational purposes only. Razor’s full results are not included in Oncocyte’s consolidated results of operations because Razor is not consolidated with Oncocyte’s financial statements for any period presented but accounted for under the equity method of accounting since the September 30, 2019 Initial Closing date. However, beginning on September 30, 2019, Oncocyte’s pro rata share of losses from the Razor investment are included in other income or expenses, net, on the condensed consolidated statements of operations.

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

In the aggregate, Lineage charged Use Fees to Oncocyte during the three and six months ended June 30, 2019 as follows (in thousands):

	Three Months Ended June 30, 2019 (unaudited)	Six Months Ended June 30, 2019 (unaudited)
Research and development	$212	$418
General and administrative	98	216
Sales and marketing	15	16
Total Use Fees	$325	$650

As of June 30, 2020 and December 31, 2019, amounts owed to Lineage under the Shared Facilities Agreement were insignificant.

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

During April 2020, Oncocyte sold 4,733,700 shares of common stock, no par value, at an offering price of $2.27 per share, for an aggregate purchase price of approximately $10.75 million, in a registered direct offering. Oncocyte paid no fees or commissions to broker-dealers or any underwriting or finder’s fees. Broadwood and certain funds and accounts managed by Pura Vida purchased shares in the offering.

Consulting Services

During the three and six months ended June 30, 2020, Oncocyte incurred consulting fees of $0.1 million and $0.4 million, respectively, to a firm in which Oncocyte’s current President and Chief Executive Officer, Ronald Andrews, formerly was a partner. Mr. Andrews resigned from the firm as an active partner effective June 30, 2019, the date prior to commencement of his employment by Oncocyte.

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

Payments of interest only on the principal balance were due monthly from the draw date through March 31, 2020, followed by 24 monthly payments of principal and interest, but the Bank has agreed to a deferral of principal payments, as discussed below. The outstanding principal balance of the loan will bear interest at a stated floating annual interest equal to the greater of (a) the prime rate or (b) 5% per annum. As of June 30, 2020, the latest published prime rate was 3.25% per annum.

On April 2, 2020, as part of the Bank’s COVID-19 pandemic relief program, Oncocyte and Silicon Valley Bank entered into a Loan Deferral Agreement (“Loan Deferral”) with respect to the Amended Loan Agreement. Under the Loan Deferral Agreement, the Bank agreed to (i) extend the scheduled maturity date of the Amended Loan Agreement from March 31, 2022 to September 30, 2022, and (ii) deferred the principal payments by an additional 6 months whereby payments of interest only on the Bank loan principal balance will be due monthly from May 1, 2020 through October 1, 2020, followed by 23 monthly payments of principal and interest beginning on November 1, 2020, all provided at no additional fees to Oncocyte. No other terms of the Amended Loan Agreement were changed or modified. The Loan Deferral was accounted for as a modification of debt in accordance with ASC 470-50, Debt – Modifications and Extinguishments, thus there was no gain or loss recognized on the transaction.

At maturity of the loan, Oncocyte will also pay the Bank an additional final payment fee of $200,000, which was recorded as a deferred financing charge in October 2019 and is being amortized to interest expense over the term of the loan using the effective interest method. As of June 30, 2020, the unamortized deferred financing cost was $113,000.

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

The principal amount of the PPP loan is subject to forgiveness by the Bank through the SBA under the PPP upon Oncocyte’s request to the extent that PPP loan proceeds are used to pay expense permitted by the PPP, including payroll, rent, and utilities. The Bank may forgive interest accrued on any principal forgiven if the SBA pays the interest. There can be no assurance that any part of the PPP loan will be forgiven.

The PPP loan promissory note contains customary borrower default provisions and lender remedies, including the right of the Bank to require immediate repayment in full the outstanding principal balance of the PPP loan with accrued interest.

10. Shareholders’ Equity

Preferred Stock

Oncocyte is authorized to issue 5,000,000 shares of no par value preferred stock. As of June 30, 2020, no preferred shares were issued or outstanding.

Common Stock

Oncocyte has 150,000,000 shares of common stock, no par value, authorized. As of June 30, 2020 and December 31, 2019, respectively, Oncocyte had 67,217,906 and 57,031,654 shares of common stock issued and outstanding.

Common Stock Purchase Warrants

As of June 30, 2020, Oncocyte had an aggregate of 3,383,913 common stock purchase warrants issued and outstanding with exercise prices ranging from $1.69 to $5.50 per warrant. The warrants will expire on various dates through March 23, 2027. Certain warrants have “cashless exercise” provisions meaning that the value of a portion of warrant shares may be used to pay the exercise price rather than payment in cash, which may be exercised under any circumstances in the case of the 2017 Bank Warrants and 2019 Bank Warrants or, in the case of certain other warrants, only if a registration statement for the warrants and underlying shares of common stock is not effective under the Securities Act or a prospectus in the registration statement is not available for the issuance of shares upon the exercise of the warrants.

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

Reconciliation of Changes in Shareholders’ Equity

The following tables show changes in components of shareholders’ equity for the periods from January 1, 2020 to June 30, 2020, and from March 31, 2020 to June 30, 2020 (unaudited and in thousands).

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Loss	Deficit	Equity
BALANCE AT JANUARY 1, 2020	57,032	$124,583	$-	$(93,745)	$30,838
Net loss	-	-	-	(16,840)	(16,840)
Stock-based compensation	-	2,298	-	-	2,298
Sale of common shares	8,257	18,342	-	-	18,342
Financing costs paid to issue common shares	-	(31)	-	-	(31)
Exercise of stock options	-	-	-	-	-
Shares issued upon vesting of RSU, net of shares retired to pay employees’ taxes	13	(14)	-	-	(14)
Issuance of common stock for Insight Genetics, Inc. acquisition	1,916	5,000	-	-	5,000
BALANCE AT JUNE 30, 2020	67,218	$150,178	$-	$(110,585)	$39,593

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Loss	Deficit	Equity
BALANCE AT MARCH 31, 2020	62,484	$138,102	$-	$(101,477)	$36,625
Net loss	-	-	-	(9,108)	(9,108)
Stock-based compensation	-	1,361	-	-	1,361
Sale of common shares	4,734	10,746	-	-	10,746
Financing costs paid to issue common shares	-	(31)	-	-	(31)
BALANCE AT JUNE 30, 2020	67,218	$150,178	$-	$(110,585)	$39,593

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

In 2018, under the 2010 Plan, Oncocyte granted certain stock options to employees and consultants, with exercise prices ranging from $2.30 per share to $3.15 per share that will vest in increments upon the attainment of specified performance conditions related to the development of DetermaDx™ and obtaining Medicare reimbursement coverage for that test (“Performance-Based Options”). Approximately 125,000 stock options granted in May 2018 contain a hybrid vesting condition which vest on the earlier to occur of three years of service from the grant date or achieving a defined Performance-Based Option milestone with respect to DetermaDx™ local decision coverage. These stock options are considered to be service-based awards for financial accounting purposes with the fair value of the options being recognized in stock-based compensation expense over an effective three-year service period. During the three and six months ended June 30, 2020, certain performance conditions required for vesting were met, and, accordingly, 215,000 and 265,000 shares vested, and $360,000 and $466,000 of stock-based compensation expense, respectively, was recorded with regard to the Performance-Based Options during these periods. During the three months ended June 30, 2019, none of the vesting conditions were met and, accordingly, no stock-based compensation expense was recorded during that period. During the six months ended June 30, 2019, certain performance conditions required for vesting were met, and, accordingly, 47,500 shares vested and $101,000 of stock-based compensation expense was recorded with regard to the Performance-Based Options. As of June 30, 2020, there were no Performance-Based Options outstanding.

A summary of Oncocyte’s 2010 Plan activity and related information follows (in thousands except weighted average exercise price):

Options	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price

Balance at December 31, 2019	-	3,191	$3.08
Options exercised	-	-	$-
Options forfeited, canceled and expired	-	(609)	$2.81
Balance at June 30, 2020	-	2,582	$3.15
Exercisable at June 30, 2020		2,264	$3.12

As of June 30, 2020, 11,000,000 shares of common stock were reserved under the 2018 Incentive Plan for the grant of stock options or the sale of restricted stock or for the settlement of hypothetical units issued with reference to common stock (“RSUs”). Oncocyte may also grant stock appreciation rights under the 2018 Incentive Plan.

In February 2020, Oncocyte granted stock options to purchase 2.1 million common shares with an exercise price of $2.63 per share to its employees, including to New Oncocyte Employees, under the 2018 Incentive Plan. These grants are subject to customary time-based vesting terms and conditions in accordance with the 2018 Incentive Plan.

A summary of Oncocyte’s 2018 Incentive Plan activity and related information follows (in thousands except weighted average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
Balance at December 31, 2019	6,742	4,088	85	$2.77
RSUs vested	-	-	(20)	$-
RSUs granted	(272)	-	136	$-
Options granted	(2,812)	2,812	-	$2.55
Options exercised	-	-	-	$-
Options forfeited/cancelled	65	(65)	-	$2.01
Balance at June 30, 2020	3,723	6,835	201	$2.69
Options exercisable at June 30, 2020		1,085		$2.97

Oncocyte recorded stock-based compensation expense in the following categories on the accompanying condensed statements of operations for the three and six months ended June 30, 2020 and 2019 (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$18	$-	$22	$-
Research and development	413	145	608	275
General and administrative	786	540	1,420	1,094
Sales and marketing	144	16	248	19
Total stock-based compensation expense	$1,361	$701	$2,298	$1,388

The assumptions that were used to calculate the grant date fair value of Oncocyte’s employee and non-employee stock option grants for the six months ended June 30, 2020 and 2019 were as follows (unaudited):

	Six Months Ended June 30,
	2020	2019
Expected life (in years)	6.00	6.07
Risk-free interest rates	1.20%	2.42%
Volatility	104.52%	79.09%
Dividend yield	-%	-%

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If Oncocyte had made different assumptions, its stock-based compensation expense and net loss for the three and six months ended June 30, 2020 and 2019 may have been significantly different.

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

In connection with the Merger discussed in Note 5 and in accordance with ASC 805, a change in the acquirer’s valuation allowance that stems from a business combination should be recognized as an element of the acquirer’s income tax expense or benefit in the period of the acquisition. Accordingly, for the six months ended June 30, 2020, Oncocyte recorded a $1.1 million partial release of its valuation allowance and a corresponding income tax benefit stemming from the DTLs generated by the IPR&D and customer relationships intangible assets acquired in the Merger.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Other than the partial release discussed above, Oncocyte established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

Oncocyte did not record any provision or benefit for income taxes for the three months ended June 30, 2020, and for the three and six months ended June 30, 2019 as Oncocyte had a full valuation allowance for the periods presented.

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

Application of leasing standard, ASC 842

The Irvine Lease is an operating lease under ASC 842 included in the tables below. The tables below provide the amounts recorded in connection with the application of ASC 842 as of, and during, the six months ended June 30, 2020, for Oncocyte’s operating and financing leases (see Note 2).

Under the Laboratory Agreement discussed in Note 7, Oncocyte assumed all of Razor’s Laboratory Agreement payment obligations amounting to $450,000 per year. Although Oncocyte is not a party to any lease agreement with Razor or Encore, under the terms of the Laboratory Agreement, Oncocyte received the landlord’s consent for the use of the laboratory at Razor’s Brisbane, California location (the “Brisbane Facility”) under the terms of a sublease to which Encore is the sublessee. The sublease expires on March 31, 2023 (the “Brisbane Lease”). The laboratory fee payments to Encore include both laboratory services and the use of the Brisbane Facility. Under the provisions of the Laboratory Agreement, if Oncocyte terminates the Laboratory Agreement prior to the expiration of the Brisbane Lease, Oncocyte shall assume the costs related to the subletting or early termination of the Brisbane Lease. If the Laboratory Agreement were to be terminated on June 30, 2020, the aggregate payments due to the landlord for early cancellation of the Brisbane Lease would be approximately $391,000 (aggregate payments from June 30, 2020 through March 31, 2023). Oncocyte determined that the Laboratory Agreement contains an embedded operating lease for the Brisbane Facility and Oncocyte allocated the aggregate payments to this lease component for purposes of calculating the net present value of the right-of-use asset and liability as of the inception of the Laboratory Agreement in accordance with ASC 842, as shown in the table below.

The following table presents supplemental cash flow information related to operating and financing leases for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of financing lease liabilities:
Operating cash flows from financing leases	$174	$22
Financing cash flows from financing leases	35	227
Right-of-use assets obtained in exchange for lease obligation:		-
Operating lease, including lease acquired in Insight Genetics business combination	536	-

The following table presents supplemental balance sheet information related to operating and financing leases as of June 30, 2020 (in thousands, except lease term and discount rate):

June 30, 2020
Operating leases
Right-of-use assets, net	$3,151

Right-of-use lease liabilities, current	$301
Right-of-use lease liabilities, noncurrent	3,091
Total operating lease liabilities	$3,392

Financing leases
Machinery and equipment	$209
Accumulated depreciation	(128)
Machinery and equipment, net	$81

Current liabilities	$75
Noncurrent liabilities	19
Total financing lease liabilities	$94

Weighted average remaining lease term
Operating leases	6.6 years
Financing leases	1.3 years

Weighted average discount rate
Operating leases	11.1%
Financing leases	9.6%

Future minimum lease commitments are as follows (in thousands):

	Operating Leases	Financing Leases
Year Ending December 31,
2020	$378	$40
2021	1,031	61
2022	1,096	-
2023	1,000	-
2024	890	-
Thereafter	2,463	-
Total minimum lease payments	$6,858	$101
Less amounts representing interest	(2,146)	(7)
Less tenant improvement allowance (1)	(1,320)	-
Present value of net minimum lease payments	$3,392	$94

(1)	In accordance with ASC 842, a tenant allowance should be included in the measurement of the consideration in the lease agreement at inception and reflected as a reduction to the right-of-use asset and a corresponding reduction to the right-use-liability if the lessee both controls the construction of the tenant improvements and the expects to fully earn all of the tenant allowance. Oncocyte has met both conditions at the inception of the Irvine Lease and has recorded the Tenant Improvement Allowance accordingly. As the cash for the Tenant Improvement Allowance is received from the lessor under the terms of the Irvine Lease, the corresponding right-of-use liability will increase and will be amortized as part of the right-of use asset and liability amortization over the term of the Irvine Lease in accordance with ASC 842.

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

Indemnification

In the normal course of business, Oncocyte may provide indemnification of varying scope under Oncocyte’s agreements with other companies or consultants, typically Oncocyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Oncocyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Oncocyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Oncocyte’s diagnostic tests. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The Purchase Agreement also contains provisions under which Oncocyte has agreed to indemnify Razor and Encore from losses and expenses resulting from breaches or inaccuracy of Oncocyte’s representations and warranties and breaches or nonfulfillment of Oncocyte’s covenants, agreements, and obligations under the Purchase Agreement. The potential future payments Oncocyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, Oncocyte has not been subject to any claims or demands for indemnification. Oncocyte also maintains various liability insurance policies that limit Oncocyte’s financial exposure. As a result, Oncocyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, Oncocyte has not recorded any liabilities for these agreements as of June 30, 2020 and December 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements about any of the following: uncertainties associated with the coronavirus (COVID-19) pandemic, including its possible effects on our operations, the demand for our diagnostic tests and pharma services, and our ability to raise capital to finance our operations; our ability to efficiently and flexibly manage our business amid uncertainties related to COVID-19; any projections of earnings, revenue, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans, and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While Oncocyte may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Oncocyte estimates change and readers should not rely on those forward-looking statements as representing Oncocyte views as of any date subsequent to the date of the filing of this Quarterly Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and Oncocyte can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of Oncocyte. A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2019, and our other reports filed with the SEC from time to time.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended June 30, 2020 to the matters that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, except as disclosed in Note 2 to our condensed consolidated interim financial statements included elsewhere in this Report.

Results of Operations

The ongoing global outbreak of COVID-19, and the various attempts throughout the world to contain it, have created significant financial volatility, economic uncertainty, and changes to the way Oncocyte conducts certain aspects of its operations. The COVID-19 pandemic has had, and may continue to have, significant effects on our operations, ability to generate revenues, and financing activities. In response to government directives and guidelines, health care advisories and employee and other concerns, a number of our employees have had to work remotely from home and those on site have had to follow our social distance guidelines, which could impact their productivity. Travel and visits related to our business and business meetings, including planned or expected travel and in-person meetings to market DetermaRx, have been eliminated or severely curtailed. Although employee absenteeism due to COVID-19 illness has not had an adverse impact on our operations as of the date of this Report, we face the risk of losing, at least temporarily, the services of employees if they become ill.

The consequences of the COVID-19 pandemic have led to uncertainties related to our growth and our ability to forecast the demand for our diagnostic testing and pharma services and resulting revenues, as we have not had time to establish a base of customers, revenues or other relevant trends prior to the outbreak of COVID-19. We had no commercial revenues until the first quarter of 2020 when we launched our first commercial diagnostic test, DetermaRx, and acquired the pharma services business of Insight Genetics Inc. (“Insight”). We had expected that initial DetermaRx revenues would be constrained by the lack of Medicare coverage. CMS Medicare reimbursement approval for DetermaRx did not become effective until mid-June 2020, by which time deferrals in lung cancer surgeries due to COVID-19 may have reduced demand for DetermaRx, but because of the lack of historical DetermaRx revenues, with and without Medicare reimbursement, we are unable to determine the extent to which the deferral of those surgeries impacted our DetermaRx revenues. The lack of in-person interaction with healthcare providers for our promotion of the use of DetermaRx has also placed a constraint on our ability to market that test, but we cannot determine the extent to which that has impacted our revenues due to the absence of historical revenues. Similarly, our pharma services revenues commenced with our acquisition of Insight during the first quarter of 2020, and because we do not have a prior history of pharma services revenues we cannot assess how COVID-19 may have impacted those revenues.

The pandemic is affecting our revenue-generating activities. During the COVID-19 pandemic, we have not and may not be able to maintain our preferred level of physician or customer outreach and marketing of our diagnostic testing and pharma services, which could negatively impact our potential new customers’ interest in our tests and services. Even if government and other COVID-19 related restrictions are relaxed and lung cancer surgeries are performed at or close to pre-pandemic levels, any growth and anticipated adoption of our diagnostic tests may not occur. Although we have not yet experienced COVID-19 related supply chain disruptions impacting our testing capacity, if the vendors of equipment and reagents used in our diagnostic laboratories experience supply, operational, or financial disruptions due to the COVID-19 pandemic, we could experience supply constraints in the future that could cause increased costs or delays in performing DetermaRx tests and pharma services and in continuing the development of new diagnostic tests, including DetermaIO.

The full extent to which the COVID-19 pandemic and the various responses might impact our business, operations and financial results will depend on numerous evolving factors that we will not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability and cost to access COVID-19 tests, vaccines and therapies; the effect on our potential customers and their demand for our diagnostic testing and pharma services; the effect on our suppliers and their ability to provide the necessary equipment and materials to support our tests and services; disruptions or restrictions on our employees’ ability to work and travel; interruptions or restrictions related to the distribution of our tests in foreign markets, including impacts on logistics of shipping and receiving patient samples; and any stoppages, disruptions or increased costs associated with development, production and marketing of our diagnostic tests. In addition to the direct impacts to our business operations, the global economy is likely to continue to be significantly weakened as a result of actions taken in response to the COVID-19 pandemic and to the extent that such a weakened global economy impacts customers’ ability or willingness to purchase and pay for our tests, our business and results of operation could be negatively impacted. Due to the uncertain scope and duration of the COVID-19 pandemic and uncertain timing of any recovery or normalization, we are currently unable to estimate the resulting impacts on our operations and financial results. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our operations, as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, our customers, and our shareholders.

Comparison of three and six months ended June 30, 2020 and 2019

Revenues

	Three Months Ended June 30, (unaudited)		$ Increase/	% Increase/
	2020	2019	(Decrease)	(Decrease)
Revenues	$143	$-	$143	n/a

	Six Months Ended June 30, (unaudited)		$ Increase/	% Increase/
	2020	2019	(Decrease)	(Decrease)
Revenues	$158	$-	$158	n/a

This year we generated revenues for the first time since our company’s inception in 2009. We currently derive our revenues from pharma services generated by our wholly owned subsidiary, Insight, which we acquired on January 31, 2020, and from the cash basis receipts from the sale of our lung cancer stratification test, DetermaRx™, which we commercially launched in early 2020.

The revenues shown above were primarily generated from our pharma services performed by Insight, as revenues from DetermaRx tests were recognized only when we received cash payment for the test rather than on an accrual basis when the tests were performed, as required by applicable accounting standards. Under U.S. generally accepted accounting principles, we may not recognize revenues even if we have performed the diagnostic tests we have commercialized until we have contracts for reimbursement from third-party payers and a history of experience of cash collections for the tests we perform. Until we develop that experience or have the contracts in place with payers, or both, we must recognize revenue on a cash basis for the tests that we perform. Accordingly, for financial accounting purposes, we incurred and accrued costs of revenues and other operating expenses discussed below related to our diagnostic tests, but the revenues from performing the tests could not be recognized except to the extent that we received payment during the applicable accounting periods. On April 30, 2020, Palmetto GBA, a Medicare Administrative Contractor for the Centers for Medicare & Medicaid Services (“CMS”), issued a final local coverage decision for DetermaRx™ which makes the test eligible for Medicare reimbursement for diagnostic services performed on or after June 14, 2020. We have not yet been informed of CMS’ pricing decision for reimbursement. After a final Medicare coverage price has been established and while Medicare coverage is in effect, we expect to recognize revenue when DetermaRx™ tests are performed for Medicare patients rather than on a cash basis.

Costs and Operating Expenses

	Three Months Ended June 30, (unaudited)		$ Increase/	% Increase/
	2020	2019	(Decrease)	(Decrease)
Cost of revenues	$365	$-	$365	n/a
Research and development expenses	3,225	1,508	1,717	114%
General and administrative expenses	3,759	3,636	123	3%
Sales and marketing expenses	1,562	318	1,244	391%

	Six Months Ended June 30, (unaudited)		$ Increase/	% Increase/
	2020	2019	(Decrease)	(Decrease)
Cost of revenues	$538	$-	$538	n/a
Research and development expenses	5,385	2,851	2,534	89%
General and administrative expenses	8,383	6,085	2,298	38%
Sales and marketing expenses	3,052	523	2,529	483%

Cost of revenues

Cost of revenues generally consists of cost of materials; direct labor including payroll, payroll taxes, bonus, benefit and stock-based compensation; equipment and infrastructure expenses; clinical sample costs associated with performing pharma services and the DetermaRx™ tests; license fees due to third parties, and amortization of acquired customer relationship intangible assets. Infrastructure expenses include depreciation of laboratory equipment; allocated rent costs; leasehold improvements; and allocated information technology costs for operations at our CLIA laboratories in California and Tennessee. Costs associated with performing the tests are recorded as the tests are performed regardless of whether revenue was recognized with respect to that test. Royalties payable by Oncocyte for licensed technology, calculated as a percentage of revenues generated using the associated technology, are recorded as expenses at the time the related revenues are recognized.

The cost of revenues for the three and six months ended June 30, 2020 were primarily incurred from performing our DetermaRx™ tests and pharma services. Oncocyte generated no cost of revenues prior to January 1, 2020.

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

Research and development expenses

Research and development expenses increased by $1.7 million during the three months ended June 30, 2020, as compared to the same period in the prior year. This increase is primarily attributable to the following: $0.9 million in personnel and related expenses, including noncash stock-based compensation expense; $0.5 million in outside services and clinical consulting for our development programs; and $0.4 million in impairment charges associated with certain fixed assets and service agreements previously used for our DetermaDx™ development program, which was discontinued in June 2020.

Research and development expenses increased by $2.5 million during the six months ended June 30, 2020 as compared to the same period in the prior year. This increase is primarily attributable to the following: $1.3 million in personnel and related expenses, including noncash stock-based compensation expense; and $1.0 million in clinical consulting and outside services fees for our development programs.

We expect to continue to incur a significant amount of research and development expenses during the foreseeable future. Near the end of June 2020, our management decided to terminate any further significant product development work for our DetermaDx™ product line. Among other expenses, future research and development expenses will include direct costs for the continued development of DetermaIO, clinical trials to promote commercialization of DetermaRx, and allocated costs for leasing and operating our CLIA laboratories in California and Tennessee, to the extent allocated to the development of our diagnostic tests.

The COVID-19 global pandemic has negatively impacted, and is expected to continue to negatively impact, patient recruitment for clinical trials necessary for us to promote the use of DetermaRx by physicians, and clinical trials of immunotherapies by pharma companies that may use DetermaIO in selecting patients for their trials. We believe that our planned DetermaRx clinical trials are critical to gaining physician adoption and driving favorable coverage decisions by private payers, and we expect our investment in the DetermaRx clinical trial to increase over time. We may also commence our own clinical trials of DetermaIO if we develop that diagnostic test to the point where we determine that its use as a clinical diagnostic may be feasible.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2020 were relatively unchanged from expenses incurred during the three months ended June 30, 2019.

General and administrative expenses for the six months ended June 30, 2020 increased by $2.3 million in comparison to the six months ended June 30, 2019. This increase is primarily attributable to the following: $1.5 million in personnel and related expenses, including noncash stock-based compensation expense; and $0.7 million in legal, audit, investment banking, business development, license, patent and patent fee expenses, including costs incurred for the acquisition of Insight.

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

Sales and marketing expenses

Sales and marketing expenses for the three months ended June 30, 2020 increased by $1.2 million in comparison to the three months ended June 30, 2019. This increase is primarily attributable to the following: $0.9 million in personnel and related expenses, including noncash stock-based compensation expense.

Sales and marketing expenses for the six months ended June 30, 2020 increased by $2.5 million in comparison to the six months ended June 30, 2019. This increase is primarily attributable to the following: $1.7 million in personnel and related expenses, including noncash stock-based compensation expense; $0.5 million in marketing and consulting expenses, including travel and entertainment primarily for the commercialization of DetermaRx™.

We expect to continue to incur a significant amount of sales and marketing expenses during the foreseeable future as we continue to market and sell DetermaRx™ and, if we successfully complete product development, begin commercialization efforts for DetermaIO™ as a clinical test. Sales and marketing expenses will also increase if we successfully develop or acquire other diagnostic tests. Our sales and marketing efforts, and the amount of related expenses that we will incur in the near term, will largely depend upon the degree of success we have in commercializing DetermaRx™, and whether we can successfully complete the development and commercialization of DetermaIO™ as a clinical test. Our commercialization efforts and expenses will also depend on the amount of capital that we are able to raise to finance commercialization of our diagnostic tests. Our future expenditures on sales and marketing will also depend on the amount of revenue that those efforts are likely to generate. Because physicians are more likely to prescribe a test for their patients if the cost is covered by Medicare or health insurance, demand for our diagnostic tests and our expenditures on sales and marketing are likely to increase if our diagnostic or other tests qualify for reimbursement by Medicare and private health insurance companies

Other income and expenses, net

Other income and expenses, net, is primarily comprised of interest income and interest expenses, net, pro rata loss from our equity method investment in Razor, and unrealized gains and losses on marketable equity securities we hold.

For the three and six months ended June 30, 2020, we recorded interest expense, net, of $75,000 and $97,000, respectively, from our bank loan and financing leases. For the three and six months ended June 30, 2020, we recorded an unrealized gain of $16,000 and an unrealized loss of $38,000 due to the changes in fair market value of the marketable equity securities we hold from the applicable balance sheet dates. We did not sell any marketable securities during any of the periods presented. As of June 30, 2020 and December 31, 2019, we held marketable equity securities with a total fair market value of $0.3 million and $0.4 million, respectively.

Our $11.245 million equity method investment in Razor that we made in September 2019, plus the $4.0 million milestone payment we made in June 2020, are being amortized over a 10-year useful life from the investment date, and that amortization, including our pro rata share of Razor’s losses, is included in other income and expenses, net, as a pro rata loss in our equity method investment in Razor. The losses of $0.3 million and $0.6 million, respectively, we recognized for the three and six months ended June 30, 2020 reflect a combination of the amortization of our investment balance and our pro rata share of losses recognized by Razor for its operating results for the three and six months ended June 30, 2020.

Income taxes

In connection with the acquisition of Insight discussed in Note 5 to our condensed consolidated interim financial statements included elsewhere in this Report, and in accordance with business combination accounting standards, a change in the acquirer’s valuation allowance that stems from a business combination should be recognized as an element of the acquirer’s income tax expense or benefit in the period of the acquisition. Accordingly, for the six months ended June 30, 2020, we recorded a $1.1 million partial release of our valuation allowance with a corresponding income tax benefit stemming from the deferred tax liabilities generated by the acquired Insight in-process research and development (IPR&D) and customer relationships intangible assets.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Other than the partial release discussed above, we established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets.

We did not record any provision or benefit for income taxes for the three months ended June 30, 2020 and for the three and six months ended June 30, 2019 as we had a full valuation allowance for the periods presented.

Liquidity and Capital Resources

Since inception, we have financed our operations through the sale of our common stock, warrants, warrant exercises, bank loans, and sales of Lineage common shares that we hold as marketable equity securities. We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $110.6 million at June 30, 2020. We expect to continue to incur operating losses and negative cash flows for the near future.

We believe that our current cash, cash equivalents, marketable equity securities, and our access to additional capital through the ATM Agreement described below are sufficient to carry out our current operations through at least twelve months from the issuance date of the condensed consolidated interim financial statements included in this Report. As of June 30, 2020, we had $16.8 million of cash and cash equivalents and held marketable equity securities valued at $0.3 million.

In March 2020, we entered into an Equity Distribution Agreement (the “ATM Agreement”) with Piper Sandler & Co as “Sales Agent” which we may utilize from time to time in the future to raise up to $25 million of additional equity capital through the sale of shares of our common stock in “at the market” transactions.

We expect that our operating expenses will increase as we build our marketing and sales force and add new equipment and personnel to our CLIA laboratories to commercialize DetermaRx™, followed by DetermaIOTM after development is completed, although DetermaIO™ is currently available for biopharma diagnostic development and research use only as a companion test for selecting patients for clinical trials of immunotherapies. We will also incur additional operating expenses as we explore or commence the development of, or acquire, additional diagnostic tests. Additional expenses will also arise from leasing and improving our new office and laboratory facilities in Irvine California, and from operating our CLIA laboratories in Brisbane, California and Nashville, Tennessee. Generally, we do not expect to generate significant revenues from marketing our diagnostic tests until we receive Medicare reimbursement approval for those tests and are able perform those tests for physicians and their patients. A local coverage determination for Medicare reimbursement coverage of DetermaRx™ became effective June 14, 2020, but we have not received notice of approved pricing for the test and our commercialization efforts are still in the early stage. Although we intend to market our diagnostic tests in the United States through our own sales force, we are also beginning to make marketing arrangements with distributors in other countries. We may also explore a range of other commercialization options in order to enter overseas markets and to reduce our capital needs and expenditures, and the risks associated the timelines and uncertainty for attaining the Medicare reimbursement approvals that will be essential for the successful commercialization of additional cancer diagnostic tests. Those alternative arrangements could include marketing arrangements with other diagnostic companies through which we might receive a licensing fee and royalty on sales, or through which we might form a joint venture to market one or more tests and share in net revenues, in the United States or abroad.

We will need to continue to raise additional capital to finance our operations, including the development and commercialization of our diagnostic tests, and making payments that become due under our obligations to Razor shareholders and Insight shareholders, until such time as we are able to generate sufficient revenues to cover our operating expenses. Delays in the development of DetermaIOTM, or obtaining reimbursement coverage from Medicare for that diagnostic test or any other diagnostic tests that we may develop or acquire, could prevent us from raising sufficient additional capital to finance the completion of development and commercial launch of those tests. Investors may be reluctant to provide us with capital until our tests are approved for reimbursement by Medicare or reimbursement by private healthcare insurers or healthcare providers. The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Sales of additional equity securities could result in the dilution of the interests of our shareholders. We cannot assure that adequate financing will be available on favorable terms, if at all.

Our ability to generate revenues from operating activities and the availability of financing may be adversely impacted by the COVID-19 pandemic which could continue to cause deferrals of cancer surgeries that might otherwise have resulted in the utilization of DetermaRx, or could cause the deferral of clinical development of therapies that might otherwise have resulted in the utilization of DetermaIO or our pharma services. The commercial release of DetermaRx™ during the COVID-19 pandemic has rendered it more difficult for prospective investors to forecast the demand for our diagnostic testing and pharma services and to assess our opportunities for growth. COVID-19 also could continue to depress national and international economies and disrupt capital markets, supply chains, and aspects of our operations, all of which may render it more difficult for us to secure additional financing when needed. The extent to which the ongoing COVID-19 pandemic will ultimately impact our business, results of operations, financial condition, or cash flows is highly uncertain and difficult to predict because it will depend on many factors that are outside of our control, such as the duration, scope and severity of the pandemic, steps required or mandated by governments to mitigate the impact of the pandemic, and whether COVID-19 can be effectively prevented, detected, contained and treated. We do not yet know the extent to which COVID-19 will negatively impact our financial results or liquidity.

Cash used in operations

During the six months ended June 30, 2020 and 2019, our total research and development expenses were $5.4 million and $2.9 million, respectively, our general and administrative expenses were $8.4 million and $6.1 million, respectively, and our sales and marketing expenses were $3.1 million and $0.5 million, respectively, and we also incurred $0.5 million in cost of revenues in the first six months of 2020. Net loss for the six months ended June 30, 2020 amounted to $16.8 million and net cash used in operating activities amounted to $13.9 million. Our cash used in operating activities during the six months ended June 30, 2020 does not include the following noncash items: a $1.1 million income tax benefit associated with a partial release of our valuation allowance stemming from our acquisition of Insight; $2.3 million in stock-based compensation; $1.0 million in depreciation and amortization expenses, including a $0.4 million noncash impairment charge for long-lived assets; and $0.6 million in pro rata loss from our equity method investment in Razor. Changes in working capital were approximately $0.1 million as an additional source of cash.

Cash used in investing activities

During the six months ended June 30, 2020, net cash used in investing activities was $10.7 million, primarily attributable to the $6.2 million cash portion of the consideration paid for the acquisition of Insight in January 2020, net of cash acquired; the $4.0 million CMS Final Milestone Payment to Razor; and $0.5 million paid for the purchase of equipment.

Cash provided by financing activities

During the six months ended June 30, 2020, net cash provided by financing operations was $19.3 million primarily attributable to $18.3 million of net cash proceeds from the sale of common shares and the $1.1 million we borrowed under the Paycheck Protection Program. See Notes 8 and 9 to our condensed consolidated interim financial statements included elsewhere in this Report.

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that a number of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

The ongoing COVID-19 global pandemic and the worldwide attempts to contain it could harm our business and our results of operations and financial condition could be adversely impacted by such pandemic.

The ongoing global outbreak of the coronavirus COVID-19, and the various attempts throughout the world to contain it, have created significant volatility, uncertainty and disruption. The COVID-19 pandemic has had, and may continue to have, significant effects on our operations, ability to generate revenues, and financing activities. In response to government directives and guidelines, health care advisories and employee and other concerns, we have altered certain aspects of our operations. A number of our employees have had to work remotely from home and those on site have had to follow our social distance guidelines, which could impact their productivity. COVID-19 could also disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who cannot effectively work remotely but who elect not to come to work due to the illness affecting others in our office or laboratory facilities, or due to quarantines. COVID-19 illness could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

The pandemic is affecting our revenue-generating activities. During the COVID-19 pandemic, we have not and may not be able to maintain our preferred level of physician or customer outreach and marketing of our diagnostic testing and pharma services, which could negatively impact our potential new customers’ interest in our tests and services. Because of COVID-19, travel, visits, and in-person meetings related to our business have been severely curtailed or canceled and we have instead used on-line or virtual meetings to meet with potential customers and others.

The concern over available hospital, staffing, equipment, and other resources, and the risk of exposure to the virus, has led to early stage lung cancer surgeries being delayed, and the continued deferral of lung cancer surgeries could result in delayed or reduced use of DetermaRx™ in the near term. Even if COVID-19 related restrictions are relaxed and lung cancer surgeries are performed at or close to pre-pandemic levels, any growth and anticipated adoption of our diagnostic tests may not occur due to reasons other than COVID-19.

The consequences of the COVID-19 pandemic have led to uncertainties related to our growth and our ability to forecast the demand for our diagnostic testing and pharma services and resulting revenues, as we have not had time to establish a base of customers, revenues or other relevant trends. We have had no commercial revenues until the first quarter of 2020 when we launched of our first commercial diagnostic test, DetermaRx, and acquired the pharma services business of Insight. We had expected that initial DetermaRx revenues would be constrained by the lack of Medicare coverage. Medicare reimbursement approval for DetermaRx did not become effective until mid-June by which time deferrals in lung cancer surgeries due to COVID-19 may have reduced demand for DetermaRx, but because of the lack of historical DetermaRx revenues, with or without Medicare reimbursement, we are unable to determine the extent to which the deferral of those surgeries impacted our DetermaRx revenues. The lack of in-person interaction with healthcare providers for our promotion of the use of DetermaRx has also placed a constraint on our ability to market that test, but we cannot determine the extent to which that has impacted our revenues due to the absence of historical revenues. Similarly, our pharma services revenues commenced with our acquisition of Insight during the first quarter of 2020 and because we do not have a prior history of pharma services revenues we cannot assess how COVID-19 may have impacted those revenues.

Although we have not yet experienced COVID-19 related supply chain disruptions impacting our testing capacity, if the vendors of equipment and reagents used in our diagnostic laboratories experience supply, operational, or financial disruptions due to the COVID-19 pandemic, we could experience supply constraints in the future that could cause increased costs or delays in performing DetermaRx tests and pharma services and in continuing the development of new diagnostic tests, including DetermaIO.

Additionally, the anticipated economic consequences of the COVID-19 pandemic have adversely impacted financial markets, resulting in high share price volatility, reduced market liquidity, and substantial declines in the market prices of the securities of some publicly traded companies. Volatile or declining markets for equities could adversely affect our ability to raise capital when needed through the sale of shares of common stock or other securities. Accordingly, we cannot assure that adequate financing will be available on favorable terms, if at all. If we are not able to raise the capital we need, we could be forced to modify, curtail, delay, or suspend some or all aspects of planned operations. Sales of additional equity securities could result in significant dilution of the interests of our shareholders.

It is possible that impacts of COVID-19 on our operations or revenues or our access to capital could prevent us from complying, or could result in a material noncompliance, with one or more obligations or covenants under material agreements to which we are a party, with the result that we would be in material breach of the applicable obligation, covenant, or agreement. Any such material breach could cause us to incur material financial liabilities or an acceleration of the date for paying a financial obligation to the other party to the applicable agreement, or could cause us to lose material contractual rights, such as rights to use leased equipment or laboratory or office space, or rights to use licensed patents or other intellectual property the use of which is material to our business. Similarly, it is possible that impacts of COVID-19 on the business, operations, or financial condition of any third party with whom we have a contractual relationship could cause the third party to be unable to perform its contractual obligations to us, resulting in Oncocyte’s loss of the benefits of a contract that could be material to our business.

The full extent to which the COVID-19 pandemic and the various responses might impact our business, operations and financial results will depend on numerous evolving factors that we will not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability and cost to access COVID-19 tests, vaccines and therapies; the effect on our potential customers and their demand for our diagnostic testing and pharma services; and the effect on our suppliers and their ability to provide the necessary equipment and materials to support our tests and services. In addition to the direct impacts to our business operations, the global economy is likely to continue to be significantly weakened as a result of actions taken in response to the COVID-19 pandemic and to the extent that such a weakened global economy impacts customers’ ability or willingness to purchase and pay for our tests, our business and results of operation could be negatively impacted. Due to the uncertain scope and duration of the COVID-19 pandemic and uncertain timing of any recovery or normalization, we are currently unable to estimate the resulting impacts on our operations and financial results. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our operations, as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, any customers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our financial results.

The discontinuation of our DetermaDx program could impact our future revenues and prospects.

Based on the results of our DetermaDx clinical validation study, we determined to discontinue the development of that test and to focus our efforts on maximizing the opportunities for DetermaRx and DetermaIO. As a result, we will now be relying on a smaller group of diagnostic tests as sources of revenue, which could reduce our future revenue, make it more difficult for us to finance our operations, and impair our prospects for profitability and growth. We are already commercializing DetermaRx for clinical use in treatment selection for early stage lung cancer management, but DetermaIO is currently available only for biopharma diagnostic development and research use. We plan to continue DetermaIO development, initially for use as a companion test in immunotherapy drug development to select patients for clinical trials, and subsequently as a full companion diagnostic for clinical use to help physicians determine which patients are most likely to have a sustained response to immunotherapies. However, there is no assurance that our development plans for DetermaIO will be successful or that we will be generate sufficient revenues from commercialization of DetermaRx and DetermaIO to finance our operations and earn a profit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Numbers	Exhibit Description

3.1	Articles of Incorporation with all amendments*

3.2	Amended and Restated By-Laws (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2020)

10.1	Employment Agreement, dated March 23, 2020, between OncoCyte Corporation and Douglas Ross*

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101	Interactive Data Files*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOCYTE CORPORATION

Date: July 29, 2020	/s/ Ronald Andrews
Ronald Andrews
President and Chief Executive Officer

Date: July 29, 2020	/s/ Mitchell Levine
Mitchell Levine
Chief Financial Officer

