Form 10-Q
period 2020-09-30
OncoCyte Corp
filed 2020-11-12
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of common stock outstanding as of November 6, 2020 was 67,250,639.

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

The forward-looking statements in this Report also include, among other things, statements about:

●	the timing and potential achievement of future milestones;
●	the timing and our ability to obtain and maintain coverage and reimbursements from the Centers for Medicare and Medicaid Services and other third-party payers;
●	our plans to pursue research and development of diagnostic test;
●	the potential commercialization of our diagnostic tests currently in development;
●	the timing and success of future clinical trials and the period during which the results of the clinical trials will become available;
●	the potential receipt of revenue from future sales of our diagnostic tests or diagnostic tests in development;
●	our assumptions regarding obtaining reimbursement and reimbursement rates;
●	our estimates regarding future orders of tests and our ability to perform a projected number of tests;
●	our estimates and assumptions around patient populations, market size and price points for reimbursement for our diagnostic tests
●	our estimates regarding future revenues and operating expenses, and future capital requirements;
●	our intellectual property position;
●	the uncertainties associated with the coronavirus (COVID-19) ongoing pandemic, including its possible effects on our operations and the demand for our diagnostic tests and pharma services;
●	our ability to efficiently and flexibly manage our business amid uncertainties related to COVID-19;
●	the impact of government laws and regulations; and
●	our competitive position.

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

Item 1. Financial Statements

ONCOCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2020 (Notes 2 and 5) (Unaudited)	December 31, 2019

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,292	$22,072
Accounts receivable	366	-
Marketable equity securities	361	379
Prepaid expenses and other current assets	953	505
Total current assets	11,972	22,956

NONCURRENT ASSETS
Right-of-use assets, machinery and equipment, net, and construction in progress	5,657	3,728
Equity method investment in Razor	13,852	10,964
Goodwill	9,187	-
Intangibles, net	15,031	-
Deposits and other noncurrent assets	2,077	2,211
TOTAL ASSETS	$57,776	$39,859

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Amount due to Lineage and affiliates	$-	$6
Accounts payable	1,264	469
Accrued expenses and other current liabilities	5,115	2,610
Loans payable, current	2,061	1,125
Right-of-use and financing lease liabilities, current	456	230
Total current liabilities	8,896	4,440

NONCURRENT LIABILITIES
Loans payable, net of deferred financing costs, noncurrent	2,065	1,905
Financing lease and right of use liabilities, noncurrent	3,868	2,676
Contingent consideration liabilities	8,150	-
Deferred tax liability	158	-
TOTAL LIABILITIES	23,137	9,021

Commitments and contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 150,000 shares authorized; 67,251 and 57,032 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	152,007	124,583
Accumulated deficit	(117,368)	(93,745)
Total shareholders’ equity	34,639	30,838
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,776	$39,859

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

-

ONCOCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE
Total revenue	$555	$-	$713	$-

TOTAL COSTS AND OPERATING EXPENSES
Cost of revenues	601	-	1,139	-
Research and development	2,615	1,625	8,000	4,476
General and administrative	4,995	3,002	13,378	9,087
Sales and marketing	1,568	630	4,620	1,153
Change in fair value of contingent consideration	(2,980)	-	(2,980)	-
Total costs and operating expenses	6,799	5,257	24,157	14,716

Loss from operations	(6,244)	(5,257)	(23,444)	(14,716)

OTHER INCOME (EXPENSES), NET
Interest income (expense), net	(78)	135	(175)	282
Unrealized gain (loss) on marketable equity securities	20	(103)	(18)	(13)
Pro rata loss from equity method investment in Razor	(482)	-	(1,112)	-
Other income (expenses), net	1	-	31	(25)
Total other income (expenses), net	(539)	32	(1,274)	244

LOSS BEFORE INCOME TAXES	(6,783)	(5,225)	(24,718)	(14,472)

Income tax benefit	-	-	1,095	-

NET LOSS	$(6,783)	$(5,225)	$(23,623)	$(14,472)

Net loss per share: basic and diluted	$(0.10)	$(0.10)	$(0.36)	$(0.29)

Weighted average shares outstanding: basic and diluted	67,247	51,973	64,843	50,217

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

4

ONCOCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

NET LOSS	$(6,783)	$(5,225)	$(23,623)	$(14,472)
Other comprehensive loss, net of tax	-	-	-	-
COMPREHENSIVE LOSS	$(6,783)	$(5,225)	$(23,623)	$(14,472)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ONCOCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,623)	$(14,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	529	278
Amortization of intangible assets	59	-
Amortization of right-of-use assets and liabilities	959	-
Impairment charge for long-lived assets	88	-
Pro rata loss from equity method investment in Razor	1,112	-
Amortization of prepaid maintenance	52	28
Stock-based compensation	4,081	2,209
Unrealized loss on marketable equity securities	18	13
Amortization of debt issuance costs	80	30
Warrants issued for advisory services	-	234
Change in fair value of contingent consideration	(2,980)	-
Deferred income tax benefit	(1,095)	-
Other	-	25
Changes in operating assets and liabilities:		-
Accounts receivable	(372)	-
Amount due to Lineage and affiliates	(6)	(2,100)
Prepaid expenses and other assets	(575)	(238)
Accounts payable and accrued liabilities	1,843	(416)
Net cash used in operating activities	(19,830)	(14,409)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Insight Genetics, net of cash acquired	(6,189)	-
Equity method investment in Razor	(4,000)	(11,245)
Purchases of furniture and equipment	(1,061)	(18)
Security deposit and other	(6)	64
Net cash used in investing activities	(11,256)	(11,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	72	943
Proceeds from sale of common shares	18,343	40,250
Financing costs to issue common shares	(58)	(3,252)
Common shares received and retired for employee taxes paid	(14)	-
Repayment of loan payable	(125)	(600)
Repayment of financing lease obligations	(53)	(323)
Proceeds from PPP loan	1,141	-
Net cash provided by financing activities	19,306	37,018

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(11,780)	11,410
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	23,772	8,034
At end of the period	$11,992	$19,444

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$131	$76

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Common stock issued for acquisition of Insight Genetics	$5,000	$-
Initial fair value of contingent consideration at acquisition date	11,130	-
Holdback liability	600	-
Construction in progress, machinery and equipment purchases included in accounts payable, accrued liabilities and landlord liability	1,109	353
See Note 14 for additional disclosures around leases

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

On January 31, 2020 (the “Merger Date”), Oncocyte completed its acquisition of Insight Genetics, Inc. (“Insight”) through a merger with a newly incorporated wholly-owned subsidiary of Oncocyte (the “Merger”) under the terms of an Agreement and Plan of Merger (the “Merger Agreement”). Prior to the Merger, Insight was a privately held company specializing in the discovery and development of the multi-gene molecular, laboratory-developed diagnostic tests that Oncocyte has branded as DetermaIO™. DetermaIO is a proprietary gene expression assay with promising data supporting its potential to help identify patients likely to respond to checkpoint inhibitor drugs. This new class of drugs modulate the immune response and show activity in multiple solid tumor types including non-small cell lung cancer (NSCLC), and triple negative breast cancer (TNBC). Insight has a CLIA-certified diagnostic laboratory with the capacity to support clinical trials or assay design on certain commercially available analytic platforms that may be used to develop additional diagnostic tests. Insight has also performed assay development and clinical testing services for pharmaceutical and biotechnology companies. The Merger has been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires, among other things, that the assets and liabilities assumed be recognized at their fair values as of the acquisition date. See Note 5 for a full discussion of the Merger.

Oncocyte is currently devoting substantially all of its efforts on developing and commercializing its cancer diagnostic tests DetermaRx and DetermaIO.

Liquidity

Oncocyte has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $117.4 million as of September 30, 2020. Oncocyte expects to continue to incur operating losses and negative cash flows for the foreseeable future. Oncocyte did not generate revenues from its operations prior to the first quarter of 2020, and revenues for the nine months ended September 30, 2020 were not sufficient to cover Oncocyte’s operating expenses for that period. Since inception, Oncocyte has financed its operations through the sale of common stock, warrants, warrant exercises, bank loans, and sales of Lineage Cell Therapeutics, Inc. (“Lineage”) common shares that it holds as marketable equity securities. Lineage also provided Oncocyte with accounting, billing, bookkeeping, payroll, treasury, payment of accounts payable, and other similar administrative services, and the use of Lineage office and laboratory facilities, under a Shared Facilities and Services Agreement (the “Shared Facilities Agreement”), which was terminated as to all services on September 30, 2019, and as to all use of facilities on December 31, 2019 (see Note 8). Lineage’s ownership interest in Oncocyte has decreased to below 10% and Lineage no longer exercises significant influence over the operations and management of Oncocyte.

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

Oncocyte will need to raise additional capital to finance its operations, including the development and commercialization of its cancer diagnostic tests, until such time as it is able to generate sufficient revenues from the commercialization of one or more of its cancer diagnostic tests to cover its operating expenses. Presently, Oncocyte is devoting substantially all of its efforts on initial commercialization efforts for DetermaRx and completing development and planning commercialization of its cancer diagnostic test DetermaIO, although DetermaIO is currently available for biopharma diagnostic development and research use only as a companion test in immunotherapy drug development to select patients for clinical trials. While Oncocyte plans to primarily market its diagnostic tests in the United States through its own sales force, it is also beginning to make marketing arrangements with distributors in other countries. In order to reduce capital needs and to expedite the commercialization of any new diagnostic tests that may become available for clinical use, Oncocyte may also pursue marketing arrangements with other diagnostic companies through which Oncocyte might receive licensing fees and royalty on sales, or through which it might form a joint venture to market its cancer tests and share in net revenues, in the United States or abroad.

In addition to general economic and capital market trends and conditions, Oncocyte’s ability to raise sufficient additional capital to finance its operations from time to time will depend on a number of factors specific to Oncocyte’s operations such as operating revenues and expenses, progress in development of, or in obtaining reimbursement coverage from Medicare for, DetermaIO or any other future diagnostic tests that Oncocyte may develop or acquire. The availability of financing and Oncocyte’s ability to generate revenues from operating activities may be adversely impacted by the ongoing COVID-19 pandemic which could continue to cause deferrals of cancer surgeries that might otherwise have resulted in the utilization of DetermaRx, and which could continue to depress national and international economies and disrupt capital markets, supply chains, and aspects of Oncocyte’s operations. The extent to which the ongoing COVID-19 pandemic will ultimately impact Oncocyte’s business, results of operations, financial condition, or cash flows is highly uncertain and difficult to predict because it will depend on many factors that are outside Oncocyte’s control. The unavailability or inadequacy of financing or revenues to meet future capital needs could force Oncocyte to modify, curtail, delay, or suspend some or all aspects of planned operations. Sales of additional equity securities could result in the dilution of the interests of its shareholders. Oncocyte cannot assure that adequate financing will be available on favorable terms, if at all.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated interim financial statements presented herein, and discussed below, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Oncocyte’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

In addition to operational adjustments, the consequences of the COVID-19 pandemic have led to uncertainties related to Oncocyte’s business growth and ability to forecast the demand for its diagnostic testing and pharma services and resulting revenues. Concerns over available hospital, staffing, equipment, and other resources, and the risk of exposure to the virus, has led to early stage lung cancer surgeries being delayed, and the continued deferral of lung cancer surgeries due to resurgence in COVID-19 cases could result in delayed or reduced use of DetermaRx.

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

Goodwill and intangible assets

In accordance with ASC 350, Intangibles – Goodwill and Other, in-process research and development (“IPR&D”) projects acquired in a business combination that are not complete as of the acquisition date are capitalized and accounted for as indefinite-lived intangible assets until completion or abandonment of the related research and development efforts. Upon successful completion of the project, the capitalized amount is amortized over its estimated useful life. If a project is abandoned, all remaining capitalized amounts are written off immediately. Oncocyte considers various factors and risks for potential impairment of IPR&D assets, including the current legal and regulatory environment and the competitive landscape. Adverse clinical trial results, significant delays or inability to obtain local determination coverage (“LCD”) from the Centers for Medicare and Medicaid Services (“CMS”) for Medicare reimbursement for a diagnostic test, the inability to bring a diagnostic test to market and the introduction or advancement of competitors’ diagnostic tests could result in partial or full impairment of the related intangible assets. Consequently, the eventual realized value of the IPR&D project may vary from its fair value at the date of acquisition, and IPR&D impairment charges may occur in future periods. During the period between completion or abandonment, the IPR&D assets will not be amortized but will be tested for impairment on an annual basis and between annual tests if Oncocyte becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts (see Notes 5 and 6).

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

Oncocyte does not have intangible assets with indefinite useful lives other than goodwill and the acquired IPR&D discussed in Notes 5 and 6. As of September 30, 2020, there has been no impairment of goodwill and intangible assets.

Obligations related to royalties

Certain of Oncocyte’s asset and business acquisitions involve the potential for future payment of consideration to third-parties and former selling shareholders in amounts determined as a percentage of future net revenues generated, or upon attainment of net revenue milestones, from pharma services or diagnostic tests, as applicable, or annual minimum royalties to certain licensors, as provided in the applicable agreements. The fair value of such liabilities is determined using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows and the risk-adjusted discount rate used to present value the cash flows (see Notes 5 and 7).

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

Oncocyte reviews investments accounted for under the equity method for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be fully recoverable. If a determination is made that an “other-than-temporary” impairment exists, Oncocyte writes down its investment to fair value. On September 30, 2019, Oncocyte acquired a 25% ownership interest in Razor that is accounted for under the equity method of accounting as further discussed in Note 7.

Impairment of long-lived assets

Oncocyte assesses the impairment of long-lived assets, which consist primarily of right-of-use assets for operating leases and machinery and equipment whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.

As part of Oncocyte’s impairment assessment of its long-lived assets, Oncocyte determined that certain assets, mainly comprised of machinery and equipment and related prepaid service agreements used in the development of DetermaDx™ were impaired as of June 30, 2020 because Oncocyte determined to discontinue the development of that diagnostic test. Accordingly, Oncocyte recorded a noncash charge of $422,000 representing the net book value of those assets as of that date and included that charge in research and development expenses for the nine months ended September 30, 2020 (see Note 4).

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

Pharma services revenue

Revenues recognized during the three and nine months ended September 30, 2020, were generated primarily from pharma services performed by Oncocyte’s Insight subsidiary. Insight provides a range of molecular diagnostic services to its pharmaceutical customers (referred to as “pharma services”) including testing for biomarker discovery, assay design and development, clinical trial support, and a broad spectrum of biomarker tests in its CLIA-certified laboratory. These pharma services are generally performed under individual scope of work (“SOW”) arrangements with specific deliverables defined by the customer. Pharma services are generally performed on a time and materials basis. Upon Insight’s completion of the service to the customer in accordance with the SOW, Insight has the right to bill the customer for the agreed upon price (either on a per test or per deliverable basis) and recognizes the pharma service revenue at that time. Insight identifies each sale of its pharma service offering as a single performance obligation.

Completion of the service and satisfaction of the performance obligation under a SOW is typically evidenced by access to the report or test made available to the customer or any other form or applicable manner of delivery defined in the SOW. However, for certain SOWs under which work is performed pursuant to the customer’s highly customized specifications, Insight has the enforceable right to bill the customer for work completed, rather than upon completion of the SOW. For those SOWs, Insight recognizes revenue over a period of time during which the work is performed using a formula that accounts for expended efforts, generally measured in labor hours, as a percentage of total estimated efforts for the completion of the SOW. As Insight satisfies the performance obligation under the SOW, any amounts earned as revenue and billed to the customer are included in accounts receivable. Any revenues earned but not yet billed to the customer as of the date of Oncocyte’s consolidated financial statements are recorded as contract assets and are included in prepaids and other current assets as of the financial statement date. Amounts recorded in contract assets are reclassified to accounts receivable in Oncocyte’s consolidated financial statements when the customer is invoiced according to the billing schedule in the contract.

Insight establishes an allowance for doubtful accounts based on the evaluation of the collectability of its pharma services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. Insight continuously monitors collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts. As of September 30, 2020, Oncocyte has not recorded any losses or allowance for doubtful accounts on its account receivables from pharma services.

As of September 30, 2020, Oncocyte had accounts receivable and contract assets from pharma services customers of $231,000 and $27,000, respectively (see Note 13).

DetermaRx testing revenue

In the first quarter of 2020, Oncocyte commercially launched DetermaRx and commenced performing tests on clinical samples through orders received from physicians, hospitals and other healthcare providers. In determining whether all of the revenue recognition criteria (i) through (v) above are met with respect to DetermaRx tests, each test result is considered a single performance obligation and is generally delivered or made available to the prescribing physician electronically and, as such, there are no shipping or handling fees incurred by Oncocyte or billed to customers. Although Oncocyte bills a list price for all tests ordered and completed for all payer types, Oncocyte recognizes realized revenue on a cash basis rather than accrual basis when it cannot conclude that all the revenue recognition criteria have been met. Because there are no current reimbursement arrangements with third-party payers other than Medicare, the transaction price represents variable consideration. Application of the constraint for variable consideration is an area that requires significant judgment. For all payers other than Medicare, Oncocyte must take into account the uncertainty of receiving payment, or being subject to claims for refund, from payors with whom it does not have a sufficient payment collection history or contractual reimbursement agreements. Accordingly, for those payers, Oncocyte expects to continue to recognize revenue on a cash basis until it has a sufficient history to reliably estimate payment patterns or has contractual reimbursement arrangements, or both, in place. In September 2020, Oncocyte received a final pricing decision for DetermaRx from CMS and with Medicare coverage in effect, Oncocyte commenced recognizing revenue when DetermaRx tests are performed for Medicare patients, or when payment was approved by Medicare in the case of certain tests performed prior to September 2020, rather than on a cash basis.

As of September 30, 2020, Oncocyte had accounts receivable from Medicare of $135,000 for completed DetermaRx tests (see Note 13).

Cost of revenues

Cost of revenues generally consists of cost of materials, direct labor including benefits, bonus and stock-based compensation, equipment and infrastructure expenses, clinical sample related costs associated with performing pharma services and DetermaRx tests, and license fees due to third parties, and also includes amortization of acquired customer relationship intangible assets. Infrastructure expenses include depreciation of laboratory equipment, allocated rent costs, leasehold improvements and allocated information technology costs for operations at Oncocyte’s CLIA laboratories in California and Tennessee. Costs associated with performing diagnostic tests and pharma services are recorded as the tests or services are performed regardless of whether revenue was recognized with respect to that test or pharma service. Royalties or revenue share payments for licensed technology calculated as a percentage of revenues generated using the associated technology are recorded as expenses at the time the related revenues are recognized. As discussed above, Oncocyte generated no revenues or cost of revenues prior to January 1, 2020.

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

As of September 30, 2020 and December 31, 2019, Oncocyte held 353,264 and 35,326 shares of common stock of Lineage and AgeX, respectively, as marketable equity securities with a combined fair market value of $361,000 and $379,000, respectively.

Net loss per common share

All potentially dilutive common stock equivalents are antidilutive because Oncocyte reported a net loss for all periods presented. The following common stock equivalents were excluded from the computation of diluted net loss per common share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2020	2019	2020	2019
Stock options	9,256	2,146	8,583	3,158
Warrants	3,384	3,285	3,384	3,285

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

The adoption of ASC 842 did not have a material impact to Oncocyte’s financial statements because Oncocyte did not have any significant operating leases at the time of adoption. During 2019, Oncocyte entered into various operating leases and an embedded operating lease in accordance with ASC 842 discussed in Note 14. Oncocyte’s accounting for financing leases (previously referred to as “capital leases”) remained substantially unchanged. Financing leases are included in machinery and equipment, and in financing lease liabilities, current and noncurrent, in Oncocyte’s condensed balance sheets (see Note 14).

Recently issued accounting pronouncements not yet adopted

The recently issued accounting pronouncements applicable to Oncocyte that are not yet effective are disclosed in Oncocyte’s Annual Report on Form 10-K for the year ended December 31, 2019, and as follows:

In August 2020, the Financial Accounting Standards Board issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This update simplifies the accounting for convertible debt instruments and amends the accounting for certain contracts and freestanding financial instruments in an entity’s own equity, including warrants and preferred stock. The new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the computation of diluted EPS. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. Oncocyte is currently evaluating the impact of this guidance on its consolidated financial statements.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet dates that comprise the total of the same such amounts shown in the condensed consolidated statements of cash flows for all periods presented in accordance with ASU 2016-18 (in thousands):

	September 30, 2020 (unaudited)	December 31, 2019

Cash and cash equivalents	$10,292	$22,072
Restricted cash included in deposits and other noncurrent assets (see Note 14)	1,700	1,700
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows	$11,992	$23,772

Prepaid expenses and other current assets

As of September 30, 2020 and December 31, 2019, prepaid expenses and other current assets were comprised of the following (in thousands):

	September 30, 2020 (unaudited)	December 31, 2019

Prepaid insurance	$509	$80
Prepaid vendors, deposits and service agreements	390	389
Other	54	36
Total prepaid expenses and other current assets	$953	$505

Deposits and other noncurrent assets

As of September 30, 2020 and December 31, 2019, deposits and other noncurrent assets were comprised of the following (in thousands):

	September 30, 2020 (unaudited)	December 31, 2019

Restricted cash and security deposit for the Irvine Lease (Note 14)	$1,850	$1,850
Long-term prepaid maintenance contracts	140	268
Other	87	93
Total deposits and other noncurrent assets	$2,077	$2,211

Accrued expenses and other current liabilities

As of September 30, 2020 and December 31, 2019, accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30, 2020 (unaudited)	December 31, 2019

Accrued compensation (1)	$3,723	$1,287
Accrued insurance	156	-
Cash holdback liability (see Note 5)	600	-
Accrued vendor and other expenses	636	1,323
Total accrued expenses and other current liabilities	$5,115	$2,610

(1) Includes approximately $1.3 million in severance accrual as of September 30, 2020, in accordance with the severance benefits provided under certain employment and severance benefit agreements, in connection with Oncocyte’s partial reduction in force plan and salary reduction agreements instituted in September 2020 (see Note 14).

4. Right-of-use assets, machinery and equipment, net, and construction in progress

As of September 30, 2020 and December 31, 2019, rights-of-use assets, machinery and equipment, net, and construction in progress were as follows (in thousands):

	September 30, 2020 (unaudited)	December 31 2019

Right-of-use assets (1)	$3,397	$2,856
Machinery and equipment	1,458	1,089
Accumulated depreciation and amortization	(1,209)	(343)
Right-of-use assets, machinery and equipment, net	$3,646	$3,602
Construction in progress	2,011	126
Right-of-use assets, machinery and equipment, net, and construction in progress	$5,657	$3,728

(1)	Oncocyte recorded certain right-of-use assets and liabilities for operating leases in accordance with ASC 842 (see Notes 5 and 14).

Depreciation expense amounted to $69,000 and $84,000 for the three months ended September 30, 2020 and 2019, and $617,000 and $278,000 for the nine months ended September 30, 2020 and 2019, respectively. Accumulated depreciation and amortization as of September 30, 2020 reflects a noncash impairment charge of $333,000 representing the net book value of certain machinery and equipment primarily used in the discontinued DetermaDx development program (see Note 2); the noncash charge is included in research and development expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020.

Construction in progress

Construction in progress as of September 30, 2020 includes $1.3 million for leasehold improvements, consisting primarily of a laboratory buildout, at the Oncocyte Irvine, California facilities. Of this amount, $0.6 million is being financed by the landlord and is included in landlord liability (see Note 14). Construction in progress is not depreciated until the underlying asset is placed into service.

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
	$15,090

The following is a discussion of the valuation methods and significant assumptions used to determine the fair value of Insights’ material assets and liabilities in connection with the Merger:

Acquired In-Process Research and Development and Deferred Income Tax Liability – The fair value of identifiable IPR&D intangible assets consists of $14.7 million allocated to DetermaIO.

Oncocyte determined the estimated aggregate fair value of DetermaIO using the Multi-Period Excess Earnings Method (“MPEEM”) under the income approach. MPEEM calculates the economic benefits by determining the income attributable to an intangible asset after the returns are subtracted for contributory assets such as working capital, assembled workforce, and fixed assets. The resulting after-tax net earnings are discounted at a rate commensurate with the risk inherent in the economic benefit projections of the assets.

To calculate fair value of DetermaIO under MPEEM, Oncocyte used probability-weighted, projected cash flows discounted at a rate considered appropriate given the significant inherent risks associated with similar assets. Cash flows were calculated based on projections of revenues and expenses related to the asset and were assumed to extend through a multi-year projection period. Revenues from commercialization of DetermaIO were based on the estimated market potential for the indications for use which may include tests for the treatment of certain lung cancers and tests for the treatment of certain breast cancers. The expected cash flows from DetermaIO were then discounted to present value using a weighted-average cost of capital for companies with profiles substantially similar to that of Oncocyte and the risk inherent in the economic benefit projections of similar assets, which Oncocyte believes represents the rate that market participants would use to value those assets. The discount rate used to value DetermaIO was approximately 35%. The projected cash flows were based on significant assumptions, including the time and resources needed to complete development of the asset, timing and reimbursement rates from CMS, regulatory approvals, if any, to commercialize the asset, estimates of the number of tests that might be performed, revenue and operating profit expected to be generated by the asset, the expected economic life of the asset, market penetration and competition, and risks associated with achieving commercialization, including delay or failure to obtain CMS and any required regulatory approval, failure of clinical trials, and intellectual property litigation.

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

Customer relationships – Insight provided a range of molecular diagnostic services to its pharmaceutical customers referred to as “pharma services,” including testing for biomarker discovery, assay design and development, clinical trial support and a broad spectrum of biomarker tests in its CLIA-certified laboratory. None of the pharma services are related to DetermaIO. The pharma service customer relationships are considered separate long-lived intangible assets under ASC 805 and were valued primarily using the MPEEM discussed above, and will be amortized over their useful life, estimated to be 5 years based on the net income that can be expected from these relationships in future years and based on observed historical trends. The resulting cash flows were discounted to the valuation date based on a rate of return that recognizes a lower level of risk associated with these assets as compared to DetermaIO discussed above. As of the Merger Date, there were no uncompleted performance obligations by Insight under any of its pharma services contracts, therefore no deferred revenues were assumed.

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

Contingent consideration liabilities – ASC 805 requires that contingent consideration be estimated and recorded at fair value as of the acquisition date as part of the total consideration transferred. Contingent consideration is an obligation of the acquirer to transfer additional assets or equity interests to the selling shareholders in the future if certain future events occur or conditions are met, such as the attainment of product development milestones. Contingent consideration also includes additional future payments to selling shareholders based on achievement of components of earnings, such as “earn-out” provisions or percentage of future revenues, including royalties paid to the selling shareholders based on a percentage of revenues generated from DetermaIO and Insight pharma services over their respective useful life. Accordingly, Oncocyte determined there are two types of contingent consideration in connection with the Merger, the Milestone Contingent Consideration and the Royalty Contingent Consideration discussed below, which are collectively referred to as the “Contingent Consideration”.

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

There are two separate components of the Royalty Contingent Consideration, collectively referred to as the Royalty Payments, in connection with the Merger which Oncocyte valued and recorded as part of Contingent Consideration as of the Merger Date (see table below); Royalty Payments consist of (i) revenue share payments based on a percentage of future sales generated from DetermaIO (“Royalty 1”), and (ii) revenue share payments based on percentage of future sales generated from current Insight pharma service offerings, as defined in the Merger Agreement (“Royalty 2”). There can be no assurance that any revenues on which the Royalty Payments are based will be generated from DetermaIO or pharma service offerings.

The following table shows the Merger Date contractual payment amounts, as applicable, and the corresponding fair value of each respective Contingent Consideration liability (in thousands):

	Contractual Value	Fair Value
Milestone 1	$1,500	$1,340
Milestone 2	3,000	1,830
Milestone 3 (a)	1,500	770
Royalty 1 (b)	See(b)	5,980
Royalty 2 (b)	See(b)	1,210
Total	$6,000	$11,130

(a)	Indicates the maximum payable if the Milestone achieved.
(b)	Royalty Payments are based on a percentage of future revenues of DetermaIO and pharma services over their respective useful life, as defined, accordingly, there is no fixed contractual value for the Royalty Contingent Consideration.

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

The fair value of the Royalty Contingent Consideration was determined using a single scenario analysis method to value the Royalty Payments. The single scenario method incorporates Oncocyte’s assumptions with respect to specified future revenues generated from DetermaIO and current Insight pharma services over their respective useful lives, credit risk, and a risk-adjusted discount rate to estimate the present value of the expected royalty payments. The credit and risk-adjusted discount rate was estimated at approximately 47%. Since the Royalty Contingent Consideration payments are based on future revenues and linear payouts, management believes the use of the single scenario method is appropriate.

The fair value of the Contingent Consideration after the Merger Date will be reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s condensed consolidated statements of operations. As of September 30, 2020, based on Oncocyte’s reassessment of the significant assumptions note above, there was a reduction of approximately $3 million to the fair value of the Contingent Consideration primarily attributable to revised estimates of the timing of the possible future payouts and, accordingly, this decrease was recorded as an unrealized gain in the consolidated statements of operations for the three and nine months ended September 30, 2020.

The following table reflects the activity for Oncocyte’s Contingent Consideration since the Merger Date, measured at fair value using Level 3 inputs (in thousands):

Fair Value
Balance at January 31, 2020, March 31, 2020 and June 30, 2020	$11,130
Change in estimated fair value	(2,980)
Balance at September 30, 2020	$8,150

Contingent consideration is not deductible for tax purposes, even if paid; therefore, no deferred tax assets related to the Contingent Consideration were recorded.

Goodwill – Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed, including Contingent Consideration. Goodwill also includes the $1.3 million of net deferred tax liabilities recorded principally related to DetermaIO and customer relationships discussed above. Goodwill is not amortized but is tested for impairment at least annually, or more frequently if circumstances indicate potential impairment (see Notes 2 and 6).

Goodwill and identifiable intangible assets may not be amortizable or deductible for tax purposes since these assets are not recognized for tax purposes.

6. Goodwill and Intangible Assets, net

At September 30, 2020 and December 31, 2019, goodwill and intangible assets, net, consisted of the following (in thousands):

	September 30, 2020 (unaudited)	December 31, 2019
Goodwill (1)	$9,187	$-

Intangible assets:
Acquired IPR&D – DetermaIO (2)	$14,650	$-
		-
Intangible assets subject to amortization:
Acquired intangible assets – customer relationship	440	-
Total intangible assets	15,090	-
Accumulated amortization	(59)	-
Intangible assets, net	$15,031	$-

(1)	Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the Merger (see Note 5).

(2)	See Note 5 for information on the Merger which was consummated on January 31, 2020.

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

Oncocyte has agreed to exercise the Option if, within a specified time frame, certain milestones are met related to the contracting of clinical trial sites for a clinical trial of DetermaRx. Even if DetermaRx clinical trial milestones are not met within the time frame referenced in the Purchase Agreement and the Minority Purchase Agreements, Oncocyte will have the option, but not the obligation, to purchase the balance of the outstanding Razor common stock from Encore and the Minority Shareholders for the Additional Purchase Payment that would be applicable if the milestones were met. Oncocyte’s obligations to purchase the Razor shares from Encore and the Minority Shareholders are subject to the satisfaction of certain conditions customary for a transaction of this kind.

Development Agreement

Under the Development Agreement, Razor reserved as a “Clinical Trial Expense Reserve” $4 million of the proceeds it received at the Initial Closing from the sale of the Preferred Stock to Oncocyte, to fund Razor’s share of costs incurred in connection with a clinical trial of DetermaRx for purposes of promoting commercialization (“Clinical Trial”).

Oncocyte will be responsible for all expenses for the Clinical Trial that exceed the Clinical Trial Expense Reserve up to the total budget amount approved by representatives of Oncocyte and Encore on a Steering Committee, which is expected to cover multiple years and is estimated to be up to $12 million for Oncocyte’s portion.

The Development Agreement provides for certain payments by Oncocyte to Encore if certain product reimbursement, Clinical Trial, and financing milestones are attained. Oncocyte has paid Encore $1 million in cash as a milestone payment for the receipt of a preliminary positive coverage decision from CMS for DetermaRx (the “Preliminary Coverage Milestone Payment”). In June 2020, following Razor’s receipt of a positive final coverage decision from CMS for reimbursement of patient costs of DetermaRx, Oncocyte paid Encore $4 million (“CMS Final Milestone Payment”). Oncocyte accounted for those milestone payments as part of its equity method investment in Razor.

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

Sublicense Agreement

Under the Sublicense Agreement, Razor granted to Oncocyte an exclusive worldwide sublicense under certain patent rights applicable to DetermaRx in the field of use covered by the applicable license held by Razor for purposes of commercialization and development of DetermaRx.

Oncocyte will make royalty payments to Encore and the Minority Shareholders based on the net cash revenues actually collected from the commercialization of DetermaRx, less certain related costs including certain payments by Oncocyte to third parties as royalties and revenue share payments owed by Razor to third parties with respect to revenues from the commercialization of DetermaRx. The initial royalty rate payable to Encore and the Minority Shareholders will be a low double-digit percentage and will decline as certain cumulative net revenue benchmarks are reached, with a single digit royalty rate payable to them as the benchmarks are attained. Royalties will be payable to Encore and the Minority Shareholders on a quarterly basis.

Laboratory Agreement

Under the Laboratory Agreement, Oncocyte has assumed Razor’s Laboratory Agreement payment obligations of $450,000 per year (see Note 14). The Laboratory Agreement gives Oncocyte the right to use Razor’s CLIA laboratory in Brisbane, California. Oncocyte pays Encore a quarterly fee for services related to operating and maintaining the CLIA laboratory, including certain staffing. The Laboratory Agreement will expire on September 29, 2021, but Oncocyte may extend the term for additional one-year periods, or Oncocyte may terminate the agreement at its option after it completes the purchase of the shares of Razor common stock from Razor stockholders pursuant to the Purchase Agreement and Minority Purchase Agreements. Oncocyte also has the right to terminate the Laboratory Agreement if there is an event or occurrence that adversely affects, in any material respect, DetermaRx or its prospects or its ability to be commercialized, and it remains continuing and uncured.

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

The Razor Preferred Stock is considered in-substance common stock for purposes of the ASC 323 equity method investment in Razor. The equity method investment in Razor is considered an asset, rather than a business, because, among other factors, Razor has no workforce, no commercial product, no revenues, no distribution system and no facilities. Substantially all of the fair value of Razor’s assets at the Initial Closing was concentrated in Razor’s intangible asset, DetermaRx, thus satisfying the requirements of the screen test in accordance with Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.

The aggregate Razor acquisition payments of $11.245 million incurred during September 2019, including $10 million paid for the Razor Preferred Stock, the $1 million Preliminary Coverage Milestone Payment, and $0.245 million in transaction expenses, and the $4 million CMS Final Milestone Payment made by Oncocyte during June 2020, will be amortized over a 10-year useful life of DetermaRx and will be reflected in Oncocyte’s pro rata earnings and losses of the equity method investment in Razor. Under ASC 323, the additional contingent consideration arrangements, including the Clinical Trial Milestone Payment and the Additional Purchase Payment discussed above, will be recorded only if the consideration is both probable (milestone has been achieved) and estimable in accordance with ASC 450, Contingencies, and as of September 30, 2020, none of those other contingent consideration payments were recorded as none of the applicable conditions were achieved as of that date.

Summarized standalone financial data for Razor

The unaudited results of operations for the three and nine months ended September 30, 2020 of Razor is summarized below (in thousands):

Condensed Statement of Operations (1)	Three Months Ended September 30, 2020 (unaudited)	Nine Months Ended September 30, 2020 (unaudited)
Research and development expense	$233	$502
General and administrative expense	-	-
Loss from operations	(233)	(502)
Net loss	$(233)	$(502)

(1)	The condensed statement of operations of Razor is provided for informational purposes only. Razor’s full results are not included in Oncocyte’s consolidated results of operations because Razor is not consolidated with Oncocyte’s financial statements for any period presented but accounted for under the equity method of accounting since the September 30, 2019 Initial Closing date. However, beginning on September 30, 2019, Oncocyte’s pro rata share of losses from the Razor investment are included in other income or expenses, net, on the condensed consolidated statements of operations.

8. Related Party Transactions

Shared Facilities Agreement

On October 8, 2009, Oncocyte and Lineage executed the Shared Facilities Agreement. Beginning on October 1, 2019, Oncocyte ceased using shared services and has relied its own administrative, finance and accounting personnel. Effective December 31, 2019, Oncocyte terminated the Shared Facilities Agreement. Under the terms of the Shared Facilities Agreement, Lineage permitted Oncocyte to use Lineage’s office and laboratory facility and equipment located in Alameda, California. Through September 30, 2019, Lineage provided accounting, billing, bookkeeping, payroll, treasury, payment of accounts payable, and other similar administrative services to Oncocyte and through December 31, 2019, Lineage permitted Oncocyte the use of Lineage’s office and laboratory facilities and equipment. In January 2020, Oncocyte moved into its new corporate headquarters in Irvine, California, and also operates clinical laboratories in Brisbane, California and Nashville, Tennessee (see Note 14).

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

In the aggregate, Lineage charged Use Fees to Oncocyte during the three and nine months ended September 30, 2019 as follows (in thousands):

	Three Months Ended September 30, 2019 (unaudited)	Nine Months Ended September 30, 2019 (unaudited)
Research and development	$160	$579
General and administrative	125	341
Sales and marketing	53	69
Total Use Fees	$338	$989

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

Consulting Services

During the three and nine months ended September 30, 2020, Oncocyte incurred consulting fees of $0.1 million and $0.6 million, respectively, to a firm in which Oncocyte’s current President and Chief Executive Officer, Ronald Andrews, formerly was a partner. Mr. Andrews resigned from the firm as an active partner effective June 30, 2019, the date prior to commencement of his employment by Oncocyte.

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

Amended Loan Agreement

On October 17, 2019, Oncocyte entered into a First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”) with the Bank pursuant to which Oncocyte obtained a new $3 million secured credit facility (“Tranche 1”), a portion of which was used to repay the remaining balance of approximately $400,000 on outstanding loans from the Bank, plus a final payment of $116,000, under the February 21, 2017 Loan Agreement. The credit line under the Amended Loan Agreement may be increased by an additional $2 million (“Tranche 2”) if Oncocyte obtains at least $20 million of additional equity capital, as was the case with the original Loan Agreement, and a positive final coverage determination is received from the Centers for Medicate and Medicaid Services for DetermaRx at a specified minimum price point per test (the “Tranche 2 Milestone”), and Oncocyte is not in default under the Amended Loan Agreement.

Payments of interest only on the principal balance were due monthly from the draw date through March 31, 2020, followed by 24 monthly payments of principal and interest, but the Bank has agreed to a deferral of principal payments, as discussed below. The outstanding principal balance of the loan will bear interest at a stated floating annual interest equal to the greater of (a) the prime rate or (b) 5% per annum. As of September 30, 2020, the latest published prime rate was 3.25% per annum.

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

At maturity of the loan, Oncocyte will also pay the Bank an additional final payment fee of $200,000, which was recorded as a deferred financing charge in October 2019 and is being amortized to interest expense over the term of the loan using the effective interest method. As of September 30, 2020, the unamortized deferred financing cost was $90,000.

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

10. Shareholders’ Equity

Preferred Stock

Oncocyte is authorized to issue 5,000,000 shares of no par value preferred stock. As of September 30, 2020, no preferred shares were issued or outstanding.

Common Stock

Oncocyte has 150,000,000 shares of common stock, no par value, authorized. As of September 30, 2020 and December 31, 2019, respectively, Oncocyte had 67,250,639 and 57,031,654 shares of common stock issued and outstanding.

Common Stock Purchase Warrants

As of September 30, 2020, Oncocyte had an aggregate of 3,383,913 common stock purchase warrants issued and outstanding with exercise prices ranging from $1.69 to $5.50 per warrant. The warrants will expire on various dates through March 23, 2027. Certain warrants have “cashless exercise” provisions meaning that the value of a portion of warrant shares may be used to pay the exercise price rather than payment in cash, which may be exercised under any circumstances in the case of the 2017 Bank Warrants and 2019 Bank Warrants or, in the case of certain other warrants, only if a registration statement for the warrants and underlying shares of common stock is not effective under the Securities Act or a prospectus in the registration statement is not available for the issuance of shares upon the exercise of the warrants.

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

Reconciliation of Changes in Shareholders’ Equity

The following tables show changes in components of shareholders’ equity for the periods from January 1, 2020 to September 30, 2020, and from June 30, 2020 to September 30, 2020 (unaudited and in thousands).

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Loss	Deficit	Equity
BALANCE AT JANUARY 1, 2020	57,032	$124,583	$-	$(93,745)	$30,838
Net loss	-	-	-	(23,623)	(23,623)
Stock-based compensation	-	4,081	-	-	4,081
Sale of common shares	8,257	18,343	-	-	18,343
Financing costs paid to issue common shares		(58)	-	-	(58)
Exercise of stock options	33	72	-	-	72
Shares issued upon vesting of RSU, net of shares retired to pay employees’ taxes	13	(14)	-	-	(14)
Issuance of common stock for Insight Genetics, Inc. acquisition	1,916	5,000	-	-	5,000
BALANCE AT SEPTEMBER 30, 2020	67,251	$152,007	$-	$(117,368)	$34,639

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Loss	Deficit	Equity
BALANCE AT JUNE 30, 2020	67,218	$150,178	$-	$(110,585)	$39,593
Net loss	-	-	-	(6,783)	(6,783)
Stock-based compensation	-	1,784	-	-	1,784
Financing costs paid to issue common shares	-	(27)	-	-	(27)
Exercise of stock options	33	72	-	-	72
BALANCE AT SEPTEMBER 30, 2020	67,251	$152,007	$-	$(117,368)	$34,639

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

In 2018, under the 2010 Plan, Oncocyte granted certain stock options to employees and consultants, with exercise prices ranging from $2.30 per share to $3.15 per share with vesting in tranches based on the attainment of specified performance conditions related to the development of DetermaDx and obtaining Medicare reimbursement coverage for that test (“Performance-Based Options”). The Medicare reimbursement conditions will not be met as Oncocyte has determined not to pursue commercialization of DetermaDx. Approximately 125,000 stock options granted in May 2018 contain a hybrid vesting condition which vest on the earlier to occur of three years of service from the grant date or achieving a defined Performance-Based Option milestone with respect to DetermaDx local decision coverage. These stock options are considered to be service-based awards for financial accounting purposes with the fair value of the options being recognized in stock-based compensation expense over an effective three-year service period. During the three months ended September 30, 2020 and 2019, none of the vesting conditions were met and, accordingly, no stock-based compensation expense was recorded during those periods. During the nine months ended September 30, 2020, certain performance conditions required for vesting were met, and, accordingly, 265,000 shares vested and $466,000 of stock-based compensation expense was recorded with regard to the Performance-Based Options during this period. During the nine months ended September 30, 2019, certain performance conditions required for vesting were met, and, accordingly, 47,500 shares vested and $101,000 of stock-based compensation expense was recorded with regard to the Performance-Based Options. As of September 30, 2020, there were no Performance-Based Options outstanding.

A summary of Oncocyte’s 2010 Plan activity and related information follows (in thousands except weighted average exercise price):

Options	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price

Balance at December 31, 2019	-	3,191	$3.08
Options exercised	-	(33)	$(2.20)
Options forfeited, canceled and expired	-	(734)	$(2.33)
Balance at September 30, 2020	-	2,424	$3.20
Exercisable at September 30, 2020		2,325	$3.14

As of September 30, 2020, 11,000,000 shares of common stock were reserved under the 2018 Incentive Plan for the grant of stock options or the sale of restricted stock or for the settlement of hypothetical units issued with reference to common stock (“RSUs”). Oncocyte may also grant stock appreciation rights under the 2018 Incentive Plan.

In February 2020, Oncocyte granted stock options to purchase 2.1 million common shares with an exercise price of $2.63 per share to its employees, including to New Oncocyte Employees, under the 2018 Incentive Plan. These grants are subject to customary time-based vesting terms and conditions in accordance with the 2018 Incentive Plan.

A summary of Oncocyte’s 2018 Incentive Plan activity and related information follows (in thousands except weighted average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
Balance at December 31, 2019	6,742	4,088	85	$2.77
RSUs vested	-	-	(20)	$-
RSUs granted	(272)	-	136	$-
Options granted	(3,042)	3,042	-	$2.46
Options exercised	-	-	-	$-
Options forfeited/cancelled	143	(143)	-	$(2.47)
Balance at September 30, 2020	3,571	6,987	201	$2.64
Options exercisable at September 30, 2020		1,926		$2.83

Oncocyte recorded stock-based compensation expense in the following categories on the accompanying condensed statements of operations for the three and nine months ended September 30, 2020 and 2019 (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$38	$-	$60	$-
Research and development	462	165	1,070	439
General and administrative	1,131	617	2,551	1,711
Sales and marketing	153	39	400	59
Total stock-based compensation expense (1)	$1,784	$821	$4,081	$2,209

(1) For the three and nine months ended September 30, 2020, stock-based compensation expense includes approximately $0.7 million in an accelerated stock option vesting charge recorded in accordance with the severance benefits provided under certain employment and severance benefit agreements, in connection with Oncocyte’s partial reduction in force plan and salary reduction agreements instituted in September 2020 (see Note 14).

The assumptions that were used to calculate the grant date fair value of Oncocyte’s employee and non-employee stock option grants for the nine months ended September 30, 2020 and 2019 were as follows (unaudited):

	Nine Months Ended September 30,
	2020	2019
Expected life (in years)	6.00	6.03
Risk-free interest rates	1.14%	2.10%
Volatility	104.24%	78.92%
Dividend yield	-%	-%

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If Oncocyte had made different assumptions, its stock-based compensation expense and net loss for the three and nine months ended September 30, 2020 and 2019 may have been significantly different.

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

In connection with the Merger discussed in Note 5 and in accordance with ASC 805, a change in the acquirer’s valuation allowance that stems from a business combination should be recognized as an element of the acquirer’s income tax expense or benefit in the period of the acquisition. Accordingly, for the nine months ended September 30, 2020, Oncocyte recorded a $1.1 million partial release of its valuation allowance and a corresponding income tax benefit stemming from the DTLs generated by the IPR&D and customer relationships intangible assets acquired in the Merger.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Other than the partial release discussed above, Oncocyte established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

Oncocyte did not record any provision or benefit for income taxes for the three months ended September 30, 2020, and for the three and nine months ended September 30, 2019 as Oncocyte had a full valuation allowance for the periods presented.

Other tax matters

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Oncocyte is currently assessing the impact of the CARES Act, but it does not expect there to be a material impact on its condensed consolidated financial statements.

13. Disaggregation of Revenues and Concentration Risk

The following table presents the percentage of consolidated revenues generated by unaffiliated customers that individually represent greater than ten percent of consolidated revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Medicare for DetermaRx	35%	-	27%	-
Pharma services Company A	28%	-	22%	-
Pharma services Company B	20%	-	16%	-
Pharma services Company C	*	-	21%	-

*Less than 10%

The following table presents the percentage of consolidated revenues attributable to products or services classes that represent greater than ten percent of consolidated revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
DetermaRx	37%	-	31%	-
Pharma Services	63%	-	69%	-
Total	100%	-	100%	-

The following table presents the percentage of consolidated revenues attributable to geographical locations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	63%	-	56%	-
Outside of the United States – Pharma Services	37%	-	44%	-
Total	100%	-	100%	-

The following table presents accounts receivable, as a percentage of total consolidated accounts receivables, from third-party payers and other customers that provided in excess of 10% of Oncocyte’s total accounts receivable.

	September 30, 2020	December 31, 2019
Pharma Services Company A	39%	-
Medicare for DetermaRx	34%	-
Pharma Services Company B	13%	-

14. Commitments and Contingencies

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

The Irvine Lease has an initial term of 89 calendar months, plus any fraction of the calendar month in which the “Commencement Date” occurs (the “Term”), which occurred on June 1, 2020. Oncocyte has an option to extend the term of the Lease for a period of five years (the “Extended Term”).

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

The lessor has agreed to provide Oncocyte with a “Tenant Improvement Allowance” in the amount of $1,340,000 to pay for the plan, design, permitting, and construction of the improvements constituting Tenant’s Work. The lessor shall be entitled to retain 1.5% of the Tenant Improvement Allowance as an administrative fee. As of September 30, 2020, the lessor had provided $0.6 million of the total Tenant Improvement Allowance.

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

Application of leasing standard, ASC 842

The Irvine Lease is an operating lease under ASC 842 included in the tables below. The tables below provide the amounts recorded in connection with the application of ASC 842 as of, and during, the nine months ended September 30, 2020, for Oncocyte’s operating and financing leases (see Note 2).

Under the Laboratory Agreement discussed in Note 7, Oncocyte assumed all of Razor’s Laboratory Agreement payment obligations amounting to $450,000 per year. Although Oncocyte is not a party to any lease agreement with Razor or Encore, under the terms of the Laboratory Agreement, Oncocyte received the landlord’s consent for the use of the laboratory at Razor’s Brisbane, California location (the “Brisbane Facility”) under the terms of a sublease to which Encore is the sublessee. The sublease expires on March 31, 2023 (the “Brisbane Lease”). The laboratory fee payments to Encore include both laboratory services and the use of the Brisbane Facility. Under the provisions of the Laboratory Agreement, if Oncocyte terminates the Laboratory Agreement prior to the expiration of the Brisbane Lease, Oncocyte shall assume the costs related to the subletting or early termination of the Brisbane Lease. If the Laboratory Agreement were to be terminated on September 30, 2020, the aggregate payments due to the landlord for early cancellation of the Brisbane Lease would be approximately $360,000 (aggregate payments from September 30, 2020 through March 31, 2023). Oncocyte determined that the Laboratory Agreement contains an embedded operating lease for the Brisbane Facility and Oncocyte allocated the aggregate payments to this lease component for purposes of calculating the net present value of the right-of-use asset and liability as of the inception of the Laboratory Agreement in accordance with ASC 842, as shown in the table below.

The following table presents supplemental cash flow information related to operating and financing leases for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of financing lease liabilities:
Operating cash flows from financing leases	$363	$30
Financing cash flows from financing leases	53	323
Right-of-use assets obtained in exchange for lease obligation:
Operating lease, including lease acquired in Insight Genetics business combination	536	397

The following table presents supplemental balance sheet information related to operating and financing leases as of September 30, 2020 (in thousands, except lease term and discount rate):

September 30, 2020
Operating leases
Right-of-use assets, net	$3,036

Right-of-use lease liabilities, current	$287
Right-of-use lease liabilities, noncurrent	3,647
Total operating lease liabilities	$3,934

Financing leases
Machinery and equipment	$209
Accumulated depreciation	(145)
Machinery and equipment, net	$64

Current liabilities	$169
Noncurrent liabilities	221
Total financing lease liabilities	$390

Weighted average remaining lease term
Operating leases	6.4 years
Financing leases	2.6 years

Weighted average discount rate
Operating leases	11.14%
Financing leases	11.20%

Future minimum lease commitments are as follows (in thousands):

	Operating Leases	Financing Leases
Year Ending December 31,
2020	$189	$51
2021	1,031	185
2022	1,096	124
2023	1,000	93
2024	890	-
Thereafter	2,463	-
Total minimum lease payments	$6,669	$453
Less amounts representing interest	(2,016)	(63)
Less remaining tenant improvement allowance (1)	(719)	-
Present value of net minimum lease payments	$3,934	$390

(1)	In accordance with ASC 842, a tenant allowance should be included in the measurement of the consideration in the lease agreement at inception and reflected as a reduction to the right-of-use asset and a corresponding reduction to the right-use-liability if the lessee both controls the construction of the tenant improvements and the expects to fully earn all of the tenant allowance. Oncocyte has met both conditions at the inception of the Irvine Lease and has recorded the Tenant Improvement Allowance accordingly. As the cash for the Tenant Improvement Allowance is received from the lessor under the terms of the Irvine Lease, the corresponding right-of-use liability will increase and will be amortized as part of the right-of use asset and liability amortization over the term of the Irvine Lease in accordance with ASC 842. As of September 30, 2020, the lessor had provided $0.6 million of the total $1.3 million Tenant Improvement Allowance, leaving a balance of $0.7 million.

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

Employment Contracts

Oncocyte has entered into employment and severance benefit contracts with certain executive officers. Under the provisions of the contracts, Oncocyte may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives. As of September 30, 2020, Oncocyte accrued approximately $1.3 million in severance obligations for certain executive officers, in accordance with the severance benefit provisions of their respective employment and severance benefit agreements, related to Oncocyte’s partial reduction in force plan and salary reduction agreements instituted in September 2020.

Indemnification

In the normal course of business, Oncocyte may provide indemnification of varying scope under Oncocyte’s agreements with other companies or consultants, typically Oncocyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Oncocyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Oncocyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Oncocyte’s diagnostic tests. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The Purchase Agreement also contains provisions under which Oncocyte has agreed to indemnify Razor and Encore from losses and expenses resulting from breaches or inaccuracy of Oncocyte’s representations and warranties and breaches or nonfulfillment of Oncocyte’s covenants, agreements, and obligations under the Purchase Agreement. The potential future payments Oncocyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, Oncocyte has not been subject to any claims or demands for indemnification. Oncocyte also maintains various liability insurance policies that limit Oncocyte’s financial exposure. As a result, Oncocyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, Oncocyte has not recorded any liabilities for these agreements as of September 30, 2020 and December 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements about any of the following: uncertainties associated with the ongoing coronavirus (COVID-19) pandemic, including its possible effects on our operations, the demand for our diagnostic tests and pharma services, and our ability to raise capital to finance our operations; our ability to efficiently and flexibly manage our business amid uncertainties related to COVID-19; any projections of earnings, revenue, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans, and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While Oncocyte may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Oncocyte estimates change and readers should not rely on those forward-looking statements as representing Oncocyte views as of any date subsequent to the date of the filing of this Quarterly Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and Oncocyte can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of Oncocyte. A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2019, and our other reports filed with the SEC from time to time.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended September 30, 2020 to the matters that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, except as disclosed in Note 2 to our condensed consolidated interim financial statements included elsewhere in this Report.

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

The consequences of the COVID-19 pandemic have led to uncertainties related to our growth and our ability to forecast the demand for our diagnostic testing and pharma services and resulting revenues, as we have not had time to establish a base of customers, revenues or other relevant trends prior to the outbreak of COVID-19. We had no commercial revenues until the first quarter of 2020 when we launched our first commercial diagnostic test, DetermaRx, and acquired the pharma services business of Insight Genetics Inc. (“Insight”). We had expected that initial DetermaRx revenues would be constrained by the lack of Medicare coverage. CMS Medicare reimbursement pricing approval for DetermaRx did not become effective until September 2020. Deferrals in lung cancer surgeries due to COVID-19 may have reduced demand for DetermaRx, but because of the lack of historical DetermaRx revenues, with and without Medicare reimbursement, we are unable to determine the extent to which the deferral of those surgeries impacted our DetermaRx revenues. Resurgences in COVID-19 cases could cause additional deferrals of lung cancer surgeries during the course of the pandemic. The lack of in-person interaction with healthcare providers for our promotion of the use of DetermaRx has also placed a constraint on our ability to market that test, but we cannot determine the extent to which that has impacted our revenues due to the absence of historical revenues. Similarly, our pharma services revenues commenced with our acquisition of Insight during the first quarter of 2020, and because we do not have a prior history of pharma services revenues we cannot assess how COVID-19 may have impacted those revenues, although we are aware that certain planned clinical trials of new pharmaceuticals for which we had expected to provide pharma services were delayed due to the pandemic.

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

Comparison of three and nine months ended September 30, 2020 and 2019

Revenues

	Three Months Ended September 30, (unaudited)		$ Increase/	% Increase/
	2020	2019	(Decrease)	(Decrease)
Revenues	$555	$-	$555	n/a

	Nine Months Ended September 30, (unaudited)		$ Increase/	% Increase/
	2020	2019	(Decrease)	(Decrease)
Revenues	$713	$-	$713	n/a

We recognize testing revenues for our services in accordance with the provisions of ASC 606, Revenue from Contracts with Customers as further discussed in Note 2 of this Report. This year we generated revenues for the first time since our company’s inception in 2009. We currently derive our revenues from pharma services generated by our wholly owned subsidiary, Insight, which we acquired on January 31, 2020, and from the sale of our lung cancer stratification test, DetermaRx, which we commercially launched in early 2020.

Under U.S. generally accepted accounting principles, we may not recognize revenues even if we have performed the diagnostic tests we have commercialized until we have contracts for reimbursement from third-party payers and a history of experience of cash collections for the tests we perform. Until we develop that experience or have the contracts in place with payers or Medicare or other insurance coverage for a test, we recognize revenue on a cash basis for the tests that we perform. In September 2020, we received a final pricing decision for our DetermaRx test from CMS and commenced recognizing revenue on an accrual basis when DetermaRx tests are performed for Medicare covered patients, or when payment was approved by Medicare in the case of certain tests performed prior to September 2020, rather than on a cash basis. All other payers for the DetermaRx test are currently recognized on a cash basis. For financial accounting purposes, regardless of when, or whether revenues may be recognized, we incurred and accrued costs of revenues and other operating expenses discussed below related to any services we perform. Our ability to increase our testing revenue for DetermaRx will depend on our ability to penetrate the market and obtain coverage from additional third-party payers.

Pharma services are generally performed on a time and materials basis. Upon our completion of the service to the customer in accordance with the contract, we have the right to bill the customer for the agreed upon price (either on a per test or per deliverable basis) and recognize the pharma services revenue at that time, on an accrual basis.

The following table presents the percentage of consolidated revenues attributable to products or services classes that represent greater than ten percent of consolidated revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
DetermaRx	37%	-	31%	-
Pharma Services	63%	-	69%	-
Total	100%	-	100%	-

The following table presents the percentage of consolidated revenues received from unaffiliated customers that individually represent greater than ten percent of consolidated revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Medicare for DetermaRx	35%	-	27%	-
Pharma Services Company A	28%	-	22%	-
Pharma Services Company B	20%	-	16%	-
Pharma Services Company C	*	-	21%	-

*Less than 10%

Costs and Operating Expenses

	Three Months Ended September 30, (unaudited)		$ Increase/	% Increase/
	2020	2019	(Decrease)	(Decrease)
Cost of revenues	$601	$-	$601	n/a
Research and development expenses	2,615	1,625	990	61%
General and administrative expenses	4,995	3,002	1,993	66%
Sales and marketing expenses	1,568	630	938	149%

	Nine Months Ended September 30, (unaudited)		$ Increase/	% Increase/
	2020	2019	(Decrease)	(Decrease)
Cost of revenues	$1,139	$-	$1,139	n/a
Research and development expenses	8,000	4,476	3,524	79%
General and administrative expenses	13,378	9,087	4,291	47%
Sales and marketing expenses	4,620	1,153	3,467	301%

Cost of revenues

Cost of revenues generally consists of cost of materials; direct labor including payroll, payroll taxes, bonus, benefit and stock-based compensation; equipment and infrastructure expenses; clinical sample costs associated with performing pharma services and the DetermaRx tests; license fees due to third parties, and amortization of acquired customer relationship intangible assets. Infrastructure expenses include depreciation of laboratory equipment; allocated rent costs; leasehold improvements; and allocated information technology costs for operations at our CLIA laboratories in California and Tennessee. Costs associated with performing the tests are recorded as the tests are performed regardless of whether revenue was recognized with respect to that test. Royalties payable by Oncocyte for licensed technology, calculated as a percentage of revenues generated using the associated technology, are recorded as expenses at the time the related revenues are recognized.

The cost of revenues for the three and nine months ended September 30, 2020 were primarily incurred from performing our DetermaRx tests and pharma services. Oncocyte generated no cost of revenues prior to January 1, 2020.

We expect the cost of DetermaRx testing and pharma services to generally increase in line with the increase in the number of tests we perform, even if we have no corresponding revenues. We expect that our cost per test to decrease modestly over time due to the efficiencies we may gain if testing volume increases, and from automation and other cost reductions. There can be no assurance, however, that any of these efficiencies or cost savings will be achieved. Cost of revenues for pharma services will vary depending on the nature, timing, and scope of customer projects.

Research and development expenses

Research and development expenses increased by approximately $1.0 million during the three months ended September 30, 2020, as compared to the same period in the prior year. This increase is primarily comprised of $1.2 million in personnel and related expenses, including a noncash stock-based compensation expense increase of $0.3 million. Personnel and related expenses for the three months ended September 30, 2020 include a $0.4 million cash based severance charge and $0.2 million in accelerated noncash stock-based compensation expense recorded as part of the partial reduction in force plan and salary reduction agreements we instituted in September 2020.

Research and development expenses increased by $3.5 million during the nine months ended September 30, 2020 as compared to the same period in the prior year. This increase is primarily attributable to the following: $2.6 million in personnel and related expenses, including noncash stock-based compensation expense; and $0.9 million in clinical consulting and outside services fees for our development programs, primarily for our DetermaIO and DetermaDx tests. Personnel and related expenses for the nine months ended September 30, 2020 include the $0.4 million cash based severance charge and $0.2 million accelerated noncash stock-based compensation expense recorded during the third quarter as part of the partial reduction in force plan and salary reduction agreements we instituted in September 2020.

We expect to continue to incur a significant amount of research and development expenses during the foreseeable future. Near the end of June 2020, our management decided to terminate any further significant product development work for our DetermaDx product line. Among other expenses, future research and development expenses will include direct costs for the continued development of DetermaIO, clinical trials to promote commercialization of DetermaRx, and allocated costs for leasing and operating our CLIA laboratories in California and Tennessee, to the extent allocated to the development of our diagnostic tests.

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

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2020 increased by $2.0 million in comparison to the three months ended September 30, 2019. This increase is primarily comprised of $2.2 million in personnel and related expenses, including noncash stock-based compensation expense. Personnel and related expenses for the three months ended September 30, 2020 include a $0.9 million cash based severance charge and $0.5 million in accelerated noncash stock-based compensation expense recorded as part of the partial reduction in force plan and salary reduction agreements we instituted in September 2020.

General and administrative expenses for the nine months ended September 30, 2020 increased by $4.3 million in comparison to the nine months ended September 30, 2019. This increase is primarily attributable to the following: $3.7 million in personnel and related expenses, including noncash stock-based compensation expense; and $0.6 million in legal, audit, investment banking, business development, license, patent and patent fee expenses, including costs incurred for the acquisition of Insight. Personnel and related expenses for the nine months ended September 30, 2020 include a $0.9 million cash based severance charge and $0.5 million in accelerated noncash stock-based compensation expense recorded during the third quarter as part of the partial reduction in force plan and salary reduction agreements we instituted in September 2020.

We are no longer receiving services or use of facilities from Lineage under the Shared Facilities Agreement. We have hired our own accounting and administrative personnel and we are now bearing the full cost of their compensation and employee benefits, and we have acquired our own leased office and laboratory facilities and are bearing directly lease and other operating costs related to those facilities. Our general and administrative expenses increase during 2020 as we replaced services from Lineage with services from our own employees and leased and operated our own office and laboratory facilities.

Sales and marketing expenses

Sales and marketing expenses for the three months ended September 30, 2020 increased by $0.9 million in comparison to the three months ended September 30, 2019. This increase is primarily attributable to $0.8 million in personnel and related expenses, including noncash stock-based compensation expense, as we continued to ramp up our sales and marketing activities for DetermaRx.

Sales and marketing expenses for the nine months ended September 30, 2020 increased by $3.5 million in comparison to the nine months ended September 30, 2019. This increase is primarily attributable to the following: $2.6 million in personnel and related expenses, including noncash stock-based compensation expense; $0.5 million in marketing and consulting expenses, including travel and related expenses primarily for the commercialization of DetermaRx, and $0.4 million in allocation of facility, insurance, and information technology expenses.

We expect to continue to incur a significant amount of sales and marketing expenses during the foreseeable future as we continue to market and sell DetermaRx and, if we successfully complete product development, begin commercialization efforts for DetermaIO as a clinical test. Sales and marketing expenses will also increase if we successfully develop or acquire other diagnostic tests. Our sales and marketing efforts, and the amount of related expenses that we will incur in the near term, will largely depend upon the degree of success we have in commercializing DetermaRx, and whether we can successfully complete the development and commercialization of DetermaIO as a clinical test. Our commercialization efforts and expenses will also depend on the amount of capital that we are able to raise to finance commercialization of our diagnostic tests. Our future expenditures on sales and marketing will also depend on the amount of revenue that those efforts are likely to generate. Because physicians are more likely to prescribe a test for their patients if the cost is covered by Medicare or health insurance, demand for our diagnostic tests and our expenditures on sales and marketing are likely to increase if our diagnostic or other tests qualify for reimbursement by Medicare and private health insurance companies

Change in fair value of contingent consideration

The change in fair value of the contingent consideration is based on our reassessment of the key assumptions underlying the determination of this liability as changes in circumstances and conditions occur from the Insight acquisition date to the reporting period being presented, with the subsequent change in fair value recorded as part of our consolidated loss from operations for that period.

For the three and nine months ended September 30, 2020, we recorded an unrealized gain of approximately $3.0 million related to the decrease in the fair value of contingent consideration primarily attributable to a revised estimate of the timing of the possible future payouts.

Other income and expenses, net

Other income and expenses, net, is primarily comprised of interest income and interest expenses, net, pro rata loss from our equity method investment in Razor, and unrealized gains and losses on marketable equity securities we hold.

For the three and nine months ended September 30, 2020, we recorded interest expense, net, of $78,000 and $175,000, respectively, from our bank loan and financing leases.

Our $11.245 million equity method investment in Razor that we made in September 2019, plus the $4.0 million milestone payment we made in June 2020, are being amortized over a 10-year useful life from the investment date, and that amortization, including our pro rata share of Razor’s losses, is included in other income and expenses, net, as a pro rata loss in our equity method investment in Razor. The losses of $0.5 million and $1.1 million, respectively, that we recognized for the three and nine months ended September 30, 2020 reflect a combination of the amortization of our investment balance and our pro rata share of losses recognized by Razor for its operating results for the three and nine months ended September 30, 2020.

Income taxes

In connection with the acquisition of Insight discussed in Note 5 to our condensed consolidated interim financial statements included elsewhere in this Report, and in accordance with business combination accounting standards, a change in the acquirer’s valuation allowance that stems from a business combination should be recognized as an element of the acquirer’s income tax expense or benefit in the period of the acquisition. Accordingly, for the nine months ended September 30, 2020, we recorded a $1.1 million partial release of our valuation allowance with a corresponding income tax benefit stemming from the deferred tax liabilities generated by the acquired Insight in-process research and development (IPR&D) and customer relationships intangible assets.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Other than the partial release discussed above, we established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets.

We did not record any provision or benefit for income taxes for the three months ended September 30, 2020 and for the three and nine months ended September 30, 2019 as we had a full valuation allowance for the periods presented.

Liquidity and Capital Resources

Since inception, we have financed our operations through the sale of our common stock, warrants, warrant exercises, bank loans, and sales of Lineage common shares that we hold as marketable equity securities. We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $117.4 million at September 30, 2020. We expect to continue to incur operating losses and negative cash flows for the near future.

We believe that our current cash, cash equivalents, marketable equity securities, and our access to additional capital through the ATM Agreement described below are sufficient to carry out our current operations through at least twelve months from the issuance date of the condensed consolidated interim financial statements included in this Report. As of September 30, 2020, we had $10.3 million of cash and cash equivalents and held marketable equity securities valued at $0.4 million.

In March 2020, we entered into an Equity Distribution Agreement (the “ATM Agreement”) with Piper Sandler & Co as “Sales Agent” which we may utilize from time to time in the future to raise up to $25 million of additional equity capital through the sale of shares of our common stock in “at the market” transactions.

We expect that our operating expenses will increase as we build our marketing and sales force and add new equipment and personnel to our CLIA laboratories to commercialize DetermaRx, followed by DetermaIO after development is completed, although DetermaIO is currently available for biopharma diagnostic development and research use only as a companion test for selecting patients for clinical trials of immunotherapies. We will also incur additional operating expenses as we explore or commence the development of, or acquire, additional diagnostic tests. Additional expenses will also arise from leasing and improving our new office and laboratory facilities in Irvine California, and from operating our CLIA laboratories in Brisbane, California and Nashville, Tennessee. Oncocyte received a final pricing decision for DetermaRx from CMS during September 2020 and has begun recognizing revenue from the performance of that test for Medicare patients. We are also performing DetermaRx tests for non-Medicare patients. Although we intend to market our diagnostic tests in the United States through our own sales force, we are also beginning to make marketing arrangements with distributors in other countries. We may also explore a range of other commercialization options in order to enter overseas markets and to reduce our capital needs and expenditures, and the risks associated the timelines and uncertainty for attaining the Medicare reimbursement approvals that will be essential for the successful commercialization of additional cancer diagnostic tests. Those alternative arrangements could include marketing arrangements with other diagnostic companies through which we might receive a licensing fee and royalty on sales, or through which we might form a joint venture to market one or more tests and share in net revenues, in the United States or abroad.

We will need to continue to raise additional capital to finance our operations, including the development and commercialization of our diagnostic tests, and making payments that become due under our obligations to Razor shareholders and Insight shareholders, until such time as we are able to generate sufficient revenues to cover our operating expenses. Delays in the development of DetermaIO, or obtaining reimbursement coverage from Medicare for that diagnostic test or any other diagnostic tests that we may develop or acquire, could prevent us from raising sufficient additional capital to finance the completion of development and commercial launch of those tests. Investors may be reluctant to provide us with capital until our tests are approved for reimbursement by Medicare or reimbursement by private healthcare insurers or healthcare providers, or until we begin generating significant amounts of revenue from performing those tests. The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Sales of additional equity securities could result in the dilution of the interests of our shareholders. We cannot assure that adequate financing will be available on favorable terms, if at all.

Our ability to generate revenues from operating activities and the availability of financing may be adversely impacted by the COVID-19 pandemic which could continue to cause deferrals of cancer surgeries that might otherwise have resulted in the utilization of DetermaRx, or could cause the deferral of clinical development of therapies that might otherwise have resulted in the utilization of DetermaIO or our pharma services. The commercial release of DetermaRx during the COVID-19 pandemic has rendered it more difficult for prospective investors to forecast the demand for our diagnostic testing and pharma services and to assess our opportunities for growth. COVID-19 also could continue to depress national and international economies and disrupt capital markets, supply chains, and aspects of our operations, all of which may render it more difficult for us to secure additional financing when needed. The extent to which the ongoing COVID-19 pandemic will ultimately impact our business, results of operations, financial condition, or cash flows is highly uncertain and difficult to predict because it will depend on many factors that are outside of our control, such as the duration, scope and severity of the pandemic, steps required or mandated by governments to mitigate the impact of the pandemic, and whether COVID-19 can be effectively prevented, detected, contained and treated. We do not yet know the extent to which COVID-19 will negatively impact our financial results or liquidity.

Cash used in operations

During the nine months ended September 30, 2020 and 2019, our total research and development expenses were $8.0 million and $4.5 million, respectively, our general and administrative expenses were $13.4 million and $9.1 million, respectively, and our sales and marketing expenses were $4.6 million and $1.2 million, respectively, and we also incurred $1.1 million in cost of revenues in the first nine months of 2020. Net loss for the nine months ended September 30, 2020 amounted to $23.6 million and net cash used in operating activities amounted to $19.8 million. Our cash used in operating activities during the nine months ended September 30, 2020 does not include the following noncash items: $4.1 million in stock-based compensation; $3.0 million in gain from change in fair value of contingent consideration; $1.8 million in depreciation and amortization expenses, including a $0.4 million noncash impairment charge for long-lived assets; a $1.1 million income tax benefit associated with a partial release of our valuation allowance stemming from our acquisition of Insight; and $1.1 million in pro rata loss from our equity method investment in Razor. Changes in working capital were approximately $0.9 million as an additional source of cash.

Cash used in investing activities

During the nine months ended September 30, 2020, net cash used in investing activities was $11.3 million, primarily attributable to the $6.2 million cash portion of the consideration paid for the acquisition of Insight in January 2020, net of cash acquired; the $4.0 million CMS Final Milestone Payment to Razor; and $1.1 million paid for the purchase of furniture and equipment.

Cash provided by financing activities

During the nine months ended September 30, 2020, net cash provided by financing operations was $19.3 million primarily attributable to $18.3 million of net cash proceeds from the sale of common shares and the $1.1 million we borrowed under the Paycheck Protection Program. See Notes 8 and 9 to our condensed consolidated interim financial statements included elsewhere in this Report.

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

The concern over available hospital, staffing, equipment, and other resources, and the risk of exposure to the virus, has led to early stage lung cancer surgeries being delayed, and the continued deferral of lung cancer surgeries could result in delayed or reduced use of DetermaRx in the near term. Even if COVID-19 related restrictions are relaxed and lung cancer surgeries are performed at or close to pre-pandemic levels, any growth and anticipated adoption of our diagnostic tests may not occur due to reasons other than COVID-19.

The consequences of the COVID-19 pandemic have led to uncertainties related to our growth and our ability to forecast the demand for our diagnostic testing and pharma services and resulting revenues, as we have not had time to establish a base of customers, revenues or other relevant trends. We have had no commercial revenues until the first quarter of 2020 when we launched of our first commercial diagnostic test, DetermaRx, and acquired the pharma services business of Insight. We had expected that initial DetermaRx revenues would be constrained by the lack of Medicare coverage. Medicare reimbursement pricing approval for DetermaRx did not become effective until September 2020. Deferrals in lung cancer surgeries due to COVID-19 may have reduced demand for DetermaRx, but because of the lack of historical DetermaRx revenues, with or without Medicare reimbursement, we are unable to determine the extent to which the deferral of those surgeries impacted our DetermaRx revenues. Resurgences in COVID-19 cases could cause additional deferrals of lung cancer surgeries during the course of the pandemic. The lack of in-person interaction with healthcare providers for our promotion of the use of DetermaRx has also placed a constraint on our ability to market that test, but we cannot determine the extent to which that has impacted our revenues due to the absence of historical revenues. Similarly, our pharma services revenues commenced with our acquisition of Insight during the first quarter of 2020 and because we do not have a prior history of pharma services revenues we cannot assess how COVID-19 may have impacted those revenues, although we are aware that certain planned clinical trials of new pharmaceuticals for which we had expected to provide pharma services were delayed due to the pandemic.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Numbers	Exhibit Description
3.1	Articles of Incorporation with all amendments (Incorporated by reference to OncoCyte Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 29, 2020)

3.2	Amended and Restated By-Laws (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2020)

10.1	Reduction in Salary Agreement between OncoCyte Corporation and Albert Parker (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2020)

10.2	Reduction in Salary Agreement between OncoCyte Corporation and Lyndal Hesterberg (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2020)

10.3	Reduction in Salary Agreement between OncoCyte Corporation and Tony Kalajian (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2020)

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101	Interactive Data Files*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOCYTE CORPORATION

Date: November 12, 2020	/s/ Ronald Andrews
Ronald Andrews
President and Chief Executive Officer

Date: November 12, 2020	/s/ Mitchell Levine
Mitchell Levine
Chief Financial Officer

