Form 10-K
period 2020-12-31
OncoCyte Corp
filed 2021-03-19
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 1-37648

OncoCyte Corporation

(Exact name of registrant as specified in its charter)

California	27-1041563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Cushing

Irvine, California 92618

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (949) 409-7600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	OCX	The Nasdaq Stock Market LLC

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The approximate aggregate market value of shares of voting common stock held by non-affiliates computed by reference to the price at which shares of common stock were last sold as of June 30, 2020 was approximately $70.3 million. Shares held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2021, there were outstanding 88,914,144 shares of common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Shareholders are incorporated by reference in Part III

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

The forward-looking statements include, among other things, statements about:

●	the timing and potential achievement of future milestones;

●	the timing and our ability to obtain and maintain coverage and reimbursements from the Centers for Medicare and Medicaid Services and other third-party payers;

●	our plans to pursue research and development of diagnostic test candidates;

●	the potential commercialization of our diagnostic tests currently in development;

●	the timing and success of future clinical trials and the period during which the results of the clinical trials will become available;

●	the potential receipt of revenue from future sales of our diagnostic tests or tests in development;

●	our assumptions regarding obtaining reimbursement and reimbursement rates;

●	our estimates regarding future orders of tests and our ability to perform a projected number of tests;

●	our estimates and assumptions around patient populations, market size and price points for reimbursement for our diagnostic tests

●	our estimates regarding future revenues and operating expenses, and future capital requirements;

●	our intellectual property position;

●	the impact of government laws and regulations;

●	the uncertainties associated with the coronavirus (COVID-19) ongoing pandemic, including its possible effects on our operations and the demand for our diagnostic tests and Pharma Services;

●	our ability to efficiently and flexibly manage our business amid uncertainties related to COVID-19; and

●	our competitive position.

Unless the context otherwise requires, all references to “OncoCyte,” “we,” “us,” “our,” “the Company” or similar words refer to OncoCyte Corporation, together with our consolidated subsidiaries.

The description or discussion, in this Form 10-K, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

DetermaRx™, DetermaIO™, DetermaTx™, DetermaMx™ and DetermaDx™ are trademarks of OncoCyte Corporation regardless of whether the “TM” symbol accompanies the use of or reference to the applicable trademark in this Report.

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

Item 1. Business

Development of Our Business

Oncocyte is a molecular diagnostics company focused on developing and commercializing proprietary tests, initially offered as laboratory-developed tests (“LDTs), to serve unmet medical needs across the cancer care continuum. Our tests aim to provide actionable information to physicians and patients at critical decision points to optimize treatment decisions, including the selection of immunotherapy, improve patient outcomes, and reduce overall cost of care. During the early years of our cancer LDT development efforts we explored the development of non-invasive, liquid biopsies, for a variety of cancers. We subsequently determined to focus our resources on the development of a non-invasive confirmatory blood test for lung cancer that we called DetermaDx™ intended for use to clarify whether a potentially cancerous lung nodule is suspicious or likely benign.

To diversify and grow our business while DetermaDx™ was in development, we completed two strategic asset and business acquisitions during 2019 and early 2020 that transformed Oncocyte from a single product company to a company with a broader menu of laboratory-developed tests that physicians may use at different critical decision points in cancer diagnosis and treatment to support their decision-making. We believe that our effort to provide clinically actionable tests for certain key decision points along the continuum of diagnosis shown below will mitigate the inherent risk of being a single product company and should lead to greater revenue opportunities in rapidly emerging markets in lung cancer and beyond.

As part of the new strategy to become relevant in the broader diagnostic continuum of lung cancer, our first strategic transaction was an investment in Razor Genomics, Inc. (“Razor”) during September 2019 through which we acquired an equity position in Razor and a sublicense to complete development and to commercialize Razor’s test for early stage lung cancer management. This test, which we call DetermaRx™, is the first and only test to predict a post-surgery patient’s risk of cancer recurrence and their response to chemotherapy in early stage lung cancer, and is our first test to be commercialized and reimbursed by Medicare. DetermaRx serves an unmet clinical need given 30-50% mortality rates in these patients in the absence of timely chemotherapy treatment. During February 2021 we acquired all of the outstanding shares of Razor common stock and it is now a wholly-owned subsidiary of Oncocyte.

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

On the pharmaceutical services side, there are approximately 3,000 PD-1/PD-L1 ongoing clinical trials that are expected to recruit over 500,000 patients over the next 5 years. This represents a potential $1 billion market opportunity for immune-therapy clinical trial services alone. It is well established that multi-analyte testing is more sensitive than testing a single analyte. Our multi-analyte testing capabilities combining DNA and RNA should make us an attractive service provider to biopharmaceutical companies for biomarker discovery and companion diagnostic development compared to DNA based testing alone.

We discontinued the development of DetermaDx™ during the second quarter of 2020 after findings from a clinical validation study demonstrated that the performance of DetermaDx™ did not meet the predetermined endpoints for the study. The primary clinical validation study endpoint for the commercial launch of DetermaDx™ was to achieve a statistically significant improvement over and above the clinical factors being utilized by physicians today to help with the diagnosis of intermediate risk lung nodules, particularly those in the 0.8 cm to 2.2 cm size range. Since discontinuing DetermaDx™ we have focused our efforts on maximizing the opportunities for our two most advanced commercial LDTs, DetermaRx™ and DetermaIO™.

During February 2021, we and our newly organized wholly-owned subsidiary CNI Monitor Sub, Inc. entered into an Agreement and Plan of Merger (the “Chronix Merger Agreement”) pursuant to which we plan to acquire Chronix Biomedical, Inc. (“Chronix”) through a merger of Chronix with our subsidiary. By acquiring Chronix, we will add Chronix’s TheraSure™-CNI Monitor to our diagnostic test pipeline. The CNI Monitor, which we plan to market as DetermaCNI, is a patented, blood-based test for immunotherapy monitoring utilizing a copy number index or CNI that relies on the property of cancer to modify the normal genome of cells by accumulating mutations and variation in the number of copies of genes in the genome. The CNI Monitor test quantitatively measures the amount of that copy number variation present in blood that has been shed by dying tumor cells. Monitoring the change in the CNI over time for a patient on immunotherapy may allow a physician to monitor their patient’s response to the immunotherapy treatment or the progression of the disease and to adjust treatment accordingly. Our initial focus will be to offer the CNI Monitor to the pharma industry for research use and pharma trials in lung cancer and other solid tumor types treated by immunotherapy. Our ultimate goal will be to develop the CNI Monitor for clinical use as a blood-based immunotherapy monitoring test.

In addition to the CNI Monitor, Chronix has certain organ transplant technology. Chronix has laboratory operations in Germany that can support the continued development and commercial launch of the CNI Monitor and other tests, including our DetermaRx™ and DetermaIO™, in Germany and other EU member countries after completion of the merger.

We expect to complete the Chronix merger during April 2021 if the conditions to the merger under the Chronix Merger Agreement are met.

The Cancer Care Continuum

The cancer care continuum that is the focus of our business be divided into three important components of information that physicians require to manage their patients through the full term of cancer care:

1.	Diagnosing cancer, including the type of cancer.
2.	Determining the best course of treatment for the patient.
3.	Once the patient is treated, monitoring for therapeutic efficacy and disease recurrence.

This three-component continuum represents a large unmet total available market or TAM in the United States and the rest of the world as reflected in graphic below. Oncocyte’s mission is to address the second and third components of the continuum after cancer has been diagnosed, with the goal of ensuring that each patient has the best chance for disease free survival.

Since the advent of genomic scale characterization of cancer, oncologists have strived to apply genomic targeted testing to improvement in selection of treatment and management of disease progression. We are initially applying a comprehensive targeted approach to lung cancer where management paradigms are most mature and believe a similar approach will have utility across solid tumors grounded in their common features in responding to immune therapy. Our first indication for commercialization is lung cancer which remains the leading cause of cancer death in the United States and the rest of the world, making it one of the largest molecular diagnostic market opportunities.

While our sales efforts current focus on physicians managing patients with lung cancer, the pipeline of tests we plan to offer in the future will expand to all solid tumors and, strategically, our clinical studies and trials with pharma companies will not be limited to lung cancer given the early success of our test in other solid tumors. Our proprietary diagnostic tests are focused on the interrogation of RNA signatures, the coding component that converts DNA code into actual protein production within a cell, from tumor tissue or peripheral blood samples and target key clinical questions that are critical to better management of cancer, from treatment through monitoring of therapeutic efficacy and recurrence of certain cancers. As we expand the scope of our test offerings towards the goal of addressing more key clinical decision points in lung and other cancers, we remain technology agnostic, and aim to continue to identify tests that allow us to reduce to practice the findings from large scale genomic profiling leading to the best approach that addresses the needs of patients and physicians in a manner consistent with the need for rapid turnaround time and judicious use of precious tumor tissue or blood samples while delivering good health economic outcomes.

Our primary growth engines are tests that are novel and proprietary. Through our strategic acquisitions, we have added significant bioinformatics expertise in algorithm development and validation that we can use to analyze functional gene expression and other biological data in order to develop tests that address significant clinical challenges that have not been successfully addressed by currently available technologies. At the same time our tests are run on instruments with a high global installed base enabling decentralization of testing to labs worldwide.

Business Strategy

Why Treatment Selection in Cancer

Approximately 1.8 million people were diagnosed with cancer in 2020 in the United States, and an estimated 17 million worldwide, according to the American Cancer Society. Despite the advancements in therapeutics, cancer remains the second leading cause of death in the United States. Biomarkers are playing an increasingly important role in helping pharmaceutical companies and oncologists identify and select patients for established and new therapies to ensure the right patient gets the right treatment as early as possible post-diagnosis, in order to best improve patient outcomes.

We are building Oncocyte to be a “one stop lab” for treatment decisions for every patient diagnosed with a solid tumor, by delivering to the treating oncologist proprietary biomarker testing that offers incremental information to inform patient treatment and monitor response to therapy, in combination with the current standard of care testing they order today. Since DetermaRx and DetermaIO would only be offered by Oncocyte, our goal is to become the preferred lab for physicians for both our proprietary tests and more traditional tests otherwise offered by many different labs that we can perform in our CLIA laboratories. An example of this testing would be for a patient diagnosed with lung cancer, for whom standard of care targeting information on EGFR, ALK, PD-L1 would be offered, plus DetermaIO our proprietary test for informing immune therapy decisions, all using the same patient tumor or blood sample. This would allow informed selection of targeted immune-therapy and potentially the need for additional cytotoxic chemotherapy. For the course of treatment, we are developing blood based monitoring tools to detect non-response or progression on therapy to inform timely treatment changes.

This “one-stop” approach offers several practical advantages. Today, the testing needs of physicians managing cancer patients are met by several specialty reference labs, meaning the physician or hospital must split the sample and send portions to several different labs to complete the various tests needed to accurately diagnose the cancer type and select a therapy. Not only does this process consume a large amount of sparse patient biopsy sample risking depletion of the sample before completing all testing, but also the process can take up to three weeks for the compilation of all the results to make it back to the treating physician to inform therapeutic decision making. All too often in the existing paradigm, patients are committed to a therapeutic approach before all the information is returned from the different clinical labs. Oncocyte’s consolidation of testing modalities will allow the judicious use of limited patient biopsy samples and deliver results to the ordering physician within a more expeditious time frame for optimizing the treatment regimen. Our survey of cancer physicians indicates a significant demand for the attributes of consuming a minimal portion of patient biopsy sample and faster turnaround of testing results.

Our Laboratory Tests — Strategically Addressing Unmet Clinical Questions Across the Cancer Care Continuum

We are developing molecular LDTs that provide physicians information to enable the timely diagnosis and treatment of cancer with the ultimate goal of transforming this deadly cancer to a curable or chronic disease. We believe that the proprietary tests in our product pipeline will allow Oncocyte to be relevant in the early stage of decision making giving us unique access to the sample “tumor block” from the beginning of the diagnostic process, thus allowing us to offer other follow up tests without physicians needing to send patient samples to another laboratory. Although we may sometimes refer to our tests as “diagnostic tests,” our laboratory-developed tests are intended to support and help inform physician decision-making, but are not themselves diagnostic or prescriptive of treatment decisions.

DetermaRxTM – Treatment selection in early stage lung cancer

Oncocyte’s first commercially available laboratory-developed test is DetermaRxTM, the only predictive molecular test for early stage adenocarcinoma of the lung. This gene expression-based test provides information that a physician can use to help identify early-stage, surgically resected patients with Stage I and IIA non-squamous non-small cell lung cancer (NSCLC) who are at high-risk of recurrence and may benefit from chemotherapy.

NSCLC of the lung is the most common type of lung cancer accounting for 80% to 85% of incidence. Survival rates for patients diagnosed at an early stage are significantly higher than those for patients whose lung cancer is diagnosed at an advanced stage such as Stage III or Stage IV. Surgery is the standard of care for patients diagnosed with early stage (Stage I and Stage IIA) lung cancer. Yet even after complete surgical resection, between 30% to 50% of those early stage patients have a recurrence of the disease. Trials of chemotherapy treatment in early-stage disease have been inconclusive as to whether the early stage treatment improves outcomes in un-stratified patients. Current guidelines suggest risk stratification and use of adjuvant (post-surgery) chemotherapy in “high-risk” patients. However, the recommendations for assessment of risk are subjective and lack clinical studies that validate their usefulness in informing the use of chemotherapy.

DetermaRx™ is a 14-gene molecular stratification test performed on surgically resected tissue and is indicated for patients with Stage I and Stage IIA NSCLC to help determine who may benefit from adjuvant chemotherapy. Typically, thoracic surgeons or medical oncologists order the test after surgical resection. These surgical samples are processed as formalin fixed and paraffin embedded (FFPE) tissue samples. We receive blocks or scrolls of FFPE samples for testing in our CLIA-certified laboratory. A test report is generated classifying patient risk of recurrence and returned to the ordering physician, generally within 10 business days. This turnaround time enables the treating physician to have the report in time for discussion of a treatment plan with the patient, usually a month after surgery.

The results from the prospective study published in Clinical Lung Cancer 2018 and presented at the North American Lung Conference (NA IASCLC) in 2020 were compelling. Patients who were identified as “high risk” and treated with double platinum chemotherapy had a 3% recurrence rate compared to a 30% cancer recurrence rate in high risk patients who declined chemotherapy.

We believe that there is an annual U.S. market opportunity of approximately 40,000 patients or approximately $140 million for DetermaRx™ based on our reimbursement levels approved by CMS in 2020. This market is expected to grow as high-risk screening recommendations are adopted, resulting in more patients being screened through Low Dose CT (LDCT) scans and diagnosed at an early stage. The European market presents a similar number of patients per year, while China represents the largest patient population with over 250,000 early stage lung cancer cases per year.

DetermaRxTM has been validated in three independent cohorts with close to 1,400 patients and test data has been published in top-tier peer reviewed publications including Lancet Oncology, JAMA, and the Journal of Thoracic Oncology. Importantly, the impact of the use of chemotherapy in high-risk patients was demonstrated in a paper published in Clinical Lung Cancer in 2017. We have also initiated a prospective definitive clinical trial randomizing molecular high-risk patients to adjuvant chemotherapy or surgical intervention alone in order to gather the highest level of evidence supporting the predictive information of DetermaRx. If successful, this study will strongly support access to the entire global market, including countries whose regulatory entities require the most stringent evidence for test reimbursement or marketing.

DetermaIOTM – Immunotherapy treatment selection

For patients diagnosed with cancer, immunotherapies, particularly immune checkpoint inhibitors (ICI’s) targeting PD-1 and PD-L1, have emerged as a novel drug class that helps recruit the body’s immune system to attack the growing tumor. Pharmaceutical companies are investing heavily in this space, with hundreds of clinical trials ongoing, and a number of drugs approved by the FDA for all solid tumors, including pembrolizumab (KeytrudaTM), nivolumab (OpdivoTM), and atezolizumab (TecentriqTM).

Through the acquisition of Insight in January 2020, Oncocyte has expanded its portfolio to include a novel gene expression-based test called DetermaIO™, which is being developed to identify patients most likely to respond to immunotherapy drugs. Current predictive biomarkers, including PD-L1 and Tumor Mutational Burden or TMB, have shown only limited ability to accurately predict which patients will respond to an immunotherapy. For example, according to published literature, more than half of PD-L1 positive patients do not respond to immune- checkpoint inhibitors, and 1 in 6 patients who will respond are missed (referred to as a “false negative”).

While ICIs represent a significant advancement in treatment options for patients diagnosed with advanced solid cancers, the response rates have been modest, based on treatment directed by the current standard of care biomarker PD-L1 immunohistochemistry. Depending on the solid tumor type, only approximately 15% to 40% of PD-L1 positive tumors respond to ICIs, while a significant number of PDL-1 negative patients do respond. Another issue with ICIs is that although ICI treatments can be highly effective in the right patients, ICI’s also have significant side effects which include exacerbation of latent autoimmune disorders. There is a compelling medical and health economic unmet need for a biomarker that can provide three improvements to the use of ICIs: (1) the identification of additional patients who may respond to the treatment and missed by the existing biomarkers, (2) enable additional or alterative treatment options for the 60% to 85% of patients who may receive these expensive drugs without benefit but while still facing the risk of side effects associated with ICIs, and (3) inform the use of ICI’s in combination with traditional cytotoxic chemotherapy to enhance response rates.

DetermaIOTM represents an opportunity to enter a very large market to help identify patients who will respond to immune therapy, with more than 750,000 U.S. patients eligible for ICI therapy annually and growing with expanding indications for this type of treatment. As depicted in the image below, analyst predict the ICI spend in the US alone will exceed $125 billion by 2025 meaning the healthcare system will deploy well over $60 billion on drug therapies that will offer no benefit to many of the patients who would receive ICI therapy.

DetermaIOTM is a proprietary molecular test that has proven in clinical studies to date to provide incremental utility beyond the current tests being used to identify patients who will have a response to ICIs, and represents a solid opportunity to provide better information for patient management leading to better patient outcomes as well as saving the healthcare systems in the US significant cost. We completed the CLIA validation of DetermaIO™ in April of 2020 and launched the test for research use through our Pharma Services operations to enable pharmaceutical and biopharmaceutical companies to utilize it in clinical studies of ICIs that they are developing. There are approximately 3,000 PD-1/PD-L1 targeted therapy clinical trials ongoing that are expected to recruit over 500,000 patients. This represents a potential $1 billion market opportunity for immune-therapy clinical trial services to pharma companies developing ICIs which could be addressed by our Pharma Services operations. The test currently is only available as a research product for pharma studies, but there are currently several studies that have been submitted for publication that include clinical data to support use of DetermaIO as in clinical practice to predict which cancer patients are likely to respond to immunotherapies. Assuming successful publication or presentation of these studies, including the clinical data, at the upcoming American Association of Cancer Research (AACR) in April, the American Association of Clinical Oncology (ASCO) in early June and European Society of Medical Oncology (ESMO) in September, we expect to be able to launch DetermaIO in the clinical market in the late third or early fourth quarter of 2021.

We also believe, based on our projected reimbursable pricing model, that the clinical use of DetermaIO will address a potential $3 billion TAM opportunity. The actual TAM for DetermaIO™ in medical practice will depend upon a variety of factors including our ability to demonstrate the efficacy and clinical utility of the test, the extent of physician acceptance of the test, whether the test will be approved for Medicare reimbursement, and, if reimbursement is approved, the actual approved reimbursement price.

How DetermaIO May Inform the Choice of Therapies

Despite the potential benefit of immunotherapy, those therapies are associated with high cost and toxicity, making it very important to accurately identify both responders and non-responders to reduce overall morbidity and mortality. DetermaIO™ was developed for that purpose. The test measures the expression levels of 27 genes and algorithmically computes a quantitative score that incorporates information from the immune inflammatory infiltrates within and around the tumor combined with information from the wound response surrounding the tumor. An established threshold is used to classify patients as likely responder or likely non-responder which has now been validated in several independent clinical studies in multiple cancers. Initial data using DetermaIO™ as an immune therapy response predictor in NSCLC was presented at the 2019 Society for Immunotherapy of Cancer (SITC) conference that suggested the test may offer incremental utility beyond PD-L1 and TMB alone in identifying responders to checkpoint inhibitors. Similarly, data presented at the 2020 American Society of Clinical Oncology annual meeting (ASCO) demonstrated superiority to PDL-1 IHC in predicting pathologic complete response in neoadjuvant treated triple negative breast cancer.

The diagram below reflects the importance of the biology of the tissue immune micro-environment and explains why we believe DetermaIO is an important breakthrough complimenting the current therapy decision process for physicians considering immune checkpoint inhibitors. The figure depicts that every individual forms tumor cells during their lifetime, but our immune system recognizes these abnormal cells and attacks and removes them keeping them from growing into a clinically relevant cancer. When the immune system is over-active and reacts to normal cells, it results in autoimmune disorders. The balance between killing these near normal tumor cells and normal cells is called immune homeostasis and is largely governed by biologic systems called immune checkpoints. When tumors cells disrupt these checkpoints and overwhelm the immune system, a cancer develops. One mechanism by which tumor and the immune system regulate the intensity of immune surveillance is through modulating expression of PD-1 and PD-L1 that together regulate the activity immune effector cells. ICI therapeutics have been developed that block these receptor sites and allow the immune system to once again “see” the tumor and attack and restore the immune system’s ability to kill cancer cells. Because these drugs work on immune cells regardless of their targets, the side effects of these drugs can be enhanced autoimmunity. Unfortunately, response rates to ICI’s are only approximately 15% to 40% depending upon tumor type. However, responses are often durable although resistance does evolve during treatment in some patients. The early success of these drugs has stimulated deeper investigation into the mechanism by which tumors evade the immune system which has revealed a complex interplay between tumor evasion strategies, the activity of immune effector cells and the tissue repair mechanisms that modulate anti-tumor activity. The balance between signal from the tumor, signals from the inflammatory cells invading the tumor, and signals from the wound response are now understood to account for resistance to ICI’s and are the target of second-generation therapeutic strategies to overcome resistance.

DetermaIOTM was developed to measure the status of the immune system in immune and wound response tissue surrounding tumors. It incorporates measurement of the complete microenvironment including activity of genes expressed in immune effector cells, genes expressed in activated wound response cells, and in some cases, genes expressed by the tumor itself. It is the combination of measurement of these three signals that we believe distinguishes DetermaIOTM from most other approaches. Current biomarkers being used to assess the likelihood of immune response have shown only modest ability to predict responses to ICI’s. PDL-1 immunohistochemistry looks at the presence of PDL-1 receptors and tumor mutation burden (TMB) at the number of mutations (neoantigens) in the tumor genome. We believe DetermaIO is a direct measure the status of the immune microenvironment and as such identifies those tumors poised to respond to the addition of ICI’s. We believe and now have data to support that the integration of the signal from the “Hot” component of the tumor with the “Cold” immune repressive features, and in some cases the exclusion of immune cells altogether, the immune desert, is superior to measuring any of these physiologies alone.

The ability to accurately determine response to immunotherapies has important implications for both the patients themselves and the healthcare economy as a whole. For the patients that are likely to respond to immunotherapies, these drugs can be a much more effective and less toxic treatment option than standard chemotherapy. For the patients who are unlikely to respond, opting for a different course of treatment would eliminate exposure to potentially serious side effects such as autoimmune diseases, and could save payers in the healthcare industry use of extremely costly therapy regimens. The market continues to seek a test that is predictive, uses very little tissue, and can be performed rapidly. We believe DetermaIO™ meets all the important criteria for a precision medicine test that can be routinely use.

The origin of the gene expression classifier used in DetermaIO™ was work done to better classify triple negative breast cancer (TNBC) into four tumor cell subtypes that could be modified by the immune classifier. It started with a greater than 2200 gene unsupervised classifier that recognized both the physiological differences between tumor types within TNBC, and the activated immune and stromal signatures characteristic of advanced cancers. The original development team from Insight had success reducing the large gene signature to a 101-gene panel for classification of TNBC, and then recognized that the only twenty-seven RNAs from the tumor could provide the appropriate classification of the immune environment that has now matured into DetermaIO™, our CLIA certified PCR test for immune response classification. Since this immune classifier relies upon gene expression signatures derived primarily from inflammatory cells and activated stromal cells, there is no reason to assume that DetermaIO’s immune classification function would be limited to only these tissue types. This prompted our work in lung cancer where the unmodified classifier performed very similarly to breast cancer. We are working to validate the classification function and classifier threshold using publicly available gene expression datasets and testing the classifier as a predictor of response to ICI therapy in other solid tumor types. DetermaIO™ is now offered as part of our Pharma Services business as a CLIA validated PCR test, and can be assessed for clinical studies in whole transcriptome RNAseq data. In addition, the original 101-gene TNBC tumor classifier is advancing in studies elucidating its association with different targeted or cytotoxic chemotherapy treatment regimens in TNBC. We plan on investing in further studies to elucidate and validate the role of DetermaIO and the TNBC classifier in managing immune therapy in other tumor types and TNBC respectively.

Blood Based Monitoring Opportunity

The next emerging opportunity in cancer diagnostics is in the area of therapy response monitoring and recurrence monitoring. Analysts have estimated a worldwide TAM ranging from $5 billion to $10 billion for monitoring for therapeutic efficacy and disease recurrence. There are an estimated 15 million people “living with cancer” and over one million people diagnosed with a solid tumor each year in the US alone. Monitoring is a “repeat” testing opportunity and given the limitations of current standard of care, CT/MRI imaging, there is an emerging and potentially large market for a blood based test that can inform a treating physician that a tumor is becoming resistant to a patient’s current treatment protocol before an imaging technique can detect whether there is shrinkage in a tumor. Our mission is to provide relevant, high value information from our menu of tests to treating physicians throughout the “patient journey” for people with lung cancer and other solid tumors. DetermaRx and DetermaIO were developed to help physicians choose the right therapy, and our entry into blood based monitoring is a natural addition to our test menu to help physicians understand whether their therapeutic choice is working for their patient and to help them make appropriate changes to a patient’s protocol if the tumor is non-responsive. Once the patient’s tumor resolves and they become “Disease Free”, monitoring for recurrence 3 to 4 times a year using a simple blood test could become a way to help turn cancer into a chronic disorder versus a deadly disease, an important part of our corporate mission.

Most approaches to blood based detection and quantitation of tumor load involve genome scale sequencing of a patient’s tumor to identify “personal” mutations in the tumor and then develop a custom NGS panel assay to monitor for those mutations in each patient’s blood. This process requires significant investment in time and money upfront and complicated infrastructure to manage these “tumor informed” personalized custom panels. We believe there is an opportunity to develop tests that do not require this personalization and therefore eliminate the burdensome tissue requirement and shorten the time to initiate therapeutic monitoring. If we complete our planned acquisition of Chronix, we will add to our test pipeline their Therapy Monitoring solution, TheraSure CNI, which we expect to market as DetermaCNI. This new monitoring test does not require tumor sequencing prior to blood testing therefore is intended to be an alternative to the tumor informed approach that requires a tissue biopsy. Chronix will also bring to Oncocyte a world class assay development team with deep experience and a portfolio of intellectual property in the field of digital-PCR based detection of DNA in blood that will be the foundation for development of our next generation tumor monitoring products.)

Pharma Services

Our acquisition of Insight expanded our laboratory offerings to include a CLIA-certified laboratory that has been accredited by the College of American Pathologists (CAP). The lab is ISO 9001 201 and 21 CFR Part 820 compliant which allows it to support the key delivery of services to the pharmaceutical and biotechnology industry for biomarker discovery, clinical trials, and product development. Our pharma service business offers pharmaceutical companies comprehensive, multi-analyte test development and clinical trial services at our Nashville, Tennessee CLIA laboratory. The breadth of our expertise includes DNA and gene expression (RNA) test development, analysis and clinical testing for clinical studies and trials across multiple platforms including polymerase chain reaction (PCR) and next generation sequencing (NGS) including whole transcriptome analysis at the RNA level and whole exome analysis at the DNA level for tumor mutational burden (TMB) and genomic profiling for treatment selection. We currently provide the following services:

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

The quality credentialing and the multi-analyte capabilities described above enable our laboratory to provide end-to-end services to biopharmaceutical companies from discovery of a predictive biomarker, to its validation in clinical trials, and finally to the United States Food and Drug Administration (“FDA”) stage for approval of the biomarker as a “companion diagnostic” to be utilized in conjunction with the therapy to identify patients eligible for the drug.

Commercialization of our Molecular Diagnostic Tests

Our first commercial diagnostic test is DetermaRx™ which we began to commercialize in 2020. We are presently performing the DetermaRx tests at our CLIA certified laboratory in Brisbane, California. We are in the process to completing construction of a new laboratory at our facility in Irvine California which will be the home of our west coast CLIA operations and certain administrative functions. We expect to complete construction and certify the Irvine laboratory by June of 2021, after which we plan to decommission the Brisbane laboratory. We will then have a west coast CLIA lab in Irvine and an Eastern US CLIA lab and Pharma Services lab in Nashville, Tennessee that will serve as our Immune Diagnostic Center of Excellence, and at the close of the Chronix merger, we will acquire and operate our Blood Based Monitoring Center of Excellence from Gottingen, Germany.

In January 2020, we hired our first six sales representatives and trained them for the market launch of DetermaRxTM all of whom have extensive experience selling high value oncology molecular tests, and a medical educator who is a board-certified genetic counselor. The product was launched to seven Early Adopter Sites in February to establish and test our CLIA lab protocols and workflows, gain customer feedback on the final patient report and validate our logistical plan for sample transport. The decision was made to enter a full market launch in late February after successful validation of our processes, and full engagement started in early March. To expand our customer base for DetermaRx™, we have hired a limited sales force in focused regions of the country to identify and target hospitals and physicians that perform a high volume of surgical resections, which include large group practices (LGPs), as well as National Comprehensive Cancer Network (NCCN) and NCI cancer centers. Our primary call point is thoracic surgeons because they manage most early-stage lung cancer patients, and refer patients to medical oncologists for further treatment post-surgery as needed. Our sales representatives also call on medical oncologists who make the chemotherapy treatment decision for patients identified high-risk by the test. These are complimentary call points as often decisions to adopt a test are made by a multi-disciplinary team. Unfortunately, the world was facing the emergence of a pandemic of a Novel Coronavirus, called SARS- CoV2, which ultimately led to the COVID pandemic that severely impacted our sales forces’ ability to engage new accounts and surgeons in person at the critical early phase of full market launch. In late March 2020, our medical education team pivoted to a virtual training program and began to offer Medical Education events over virtual calls and video meetings which allowed our sales representatives to set up virtual presentations to educate physicians about DetermaRxTM. We believe the program was successful because through the end of 2020, the virtual programs had reached over 3,000 healthcare professionals. As of the filing of this Annual Report, we continue to rely on the virtual programs since our sales professionals have limited in person access to hospitals and surgical or oncologist’s offices.

Since our broad commercial launch in March 2020, DetermaRx has now been made available at more than 80 hospitals in the United States including multiple prestigious National Cancer Institute (NCI) and NCCN cancer centers and large community practices where most cancer is treated. The strategy we are pursuing to market DetermaRx™ is likely to be replicated in large measure for the market launch of our other cancer tests as we complete test development.

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

Market Access – Reimbursement

Billing, Coverage, and Reimbursement for our Diagnostic Tests

Currently DetermaRxTM is Oncocyte’s only commercialized clinical test. We expect that revenues from our clinical laboratory for this test will be derived from several different sources:

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

In August 2020, CMS delivered a final coverage and pricing decision, which is important for commercialization because approximately 70% of patients for whom the test is indicated are eligible for Medicare coverage. However, in the absence of reimbursement by a health insurance plan or Medicare, patients who would be candidates for the use of our tests may decline to use our tests, and physicians may be reluctant to prescribe our tests, due to the cost of the test to the patients. Because of this patient cost factor, revenues from any new cancer test that we market may experience slow growth until the test is approved for reimbursement by larger payer plans which cover many patients.

Medicare

For cancer diagnostics, Medicare or CMS reimbursement approval is critical. CMS relies on a network of Medicare Administrative Contractors (“MACs”) to make Local Coverage Decisions approving a test for reimbursement. The Molecular Diagnostics Services (“MolDx”) Program was developed by Palmetto GBA (the previous MAC for California) to identify and establish coverage and reimbursement for molecular diagnostics tests. The program has developed guidelines for the level of evidence of efficacy required to be obtained through clinical trials. Palmetto, which contracted with CMS to administer the MolDx, issues Local Coverage Determinations that affect coverage, coding, and billing of many molecular tests and the current MAC for California, Noridian Healthcare Solutions, LLC, has adopted the coverage policies from Palmetto. MACs also serve as the primary operational contact between the Medicare Fee-For-Service program, for paying Medicare claims, and approximately 1.5 million health care providers enrolled in the program.

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

We cannot predict whether, or under what circumstances, payers will reimburse for patients for our tests. We have a rigorous process for prior authorization and appeals to overturn denials and to get contracted with commercial payers. Full or partial denial of coverage by payers, or reimbursement at inadequate levels, would have a material adverse impact on our business and on market acceptance of our tests.

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

Corporate Information

We were incorporated in September 2009 in the state of California. Our principal executive offices are located at 15 Cushing, Irvine, California 92618. Our telephone number is (949) 409-7600. Our website is www.Oncocyte.com. Information contained on, or that can be accessed through, our website, is not, and shall not be deemed to be, incorporated into or be considered a part of this Report.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”); (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, or the SEC. We refer to the Jumpstart Our Business Startups Act of 2012 herein as the “JOBS Act,” and references herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Certain Razor Agreements

During February 2021 we acquired all of the shares of Razor common stock from its shareholders. Razor is now a wholly-owned subsidiary of Oncocyte. Razor holds an exclusive worldwide license from a state university under certain patent rights applicable to DetermaRx™. The license agreement includes certain royalty payment, sublicense revenue sharing, and test development and commercialization milestone provisions. If the development and commercialization milestones are not met in a timely manner UCSF could convert the license into a non-exclusive license. Royalties payable to the licensor will be in a mid-single digit percentage range depending on the source of revenue. The license agreement will remain in effect until the expiration or abandonment of the last of the licensed patent rights, but would terminate earlier if Oncocyte were to become subject to bankruptcy proceedings or if Oncocyte fails to perform or violates any term of the license agreement and does not cure the breach within the time allotted.

During September 2019, we entered into a Sublicense and Distribution Agreement (“Razor Sublicense Agreement”) with Razor and its then principal shareholder Encore Clinical, Inc. (“Encore”) pursuant to which Razor granted us exclusive worldwide sublicenses under certain patent rights applicable to DetermaRx™ for purposes of commercialization and development of DetermaRx™. Although we have since acquired all of the shares of Razor from its former shareholders, Oncocyte remains obligated on the Razor Sublicense Agreement to pay all royalties and all revenue sharing and earnout payments owed by Razor to certain third parties with respect to DetermaRx™ revenues, including the licensor of the patent rights, but those payments will be deducted from gross revenues to determine net revenues for the purpose of paying royalties to the Razor shareholders. Total royalty and earnout payments to the Razor shareholders, the licensor, and other third parties will be a low double-digit percentage, and in addition certain milestone payments may become due if cumulative net revenue benchmarks are reached. Royalties and earnout payments will be payable on a quarterly basis.

Development Agreement

During September 2019, in connection with our initial investment in Razor, we entered into a Development Agreement that governs certain matters pertaining to a clinical trial of DetermaRx (“Clinical Trial”). The Development Agreement sets forth (i) certain obligations and responsibilities of Oncocyte, Encore, and Razor, with respect to the Clinical Trial, including the obligations of Oncocyte and Razor to pay Clinical Trial costs and expenses, (ii) Encore’s obligation to provide consulting services to Razor and Oncocyte in support of the Clinical Trial, (iii) Oncocyte’s obligation to make certain payments in cash to Encore , and to issue additional shares of Oncocyte common stock to Encore and the Minority Shareholders, upon the attainment of certain Clinical Trial milestones, and (iv) Encore’s entitlement to certain cash payments if certain Clinical Trial funding is received.

Upon completion of enrollment of the full number of patients for the Clinical Trial, Oncocyte will issue to Encore and the other former Razor shareholders shares of Oncocyte common stock with an aggregate market value at the date of issue equal to $3 million. If the issuance of shares of our common stock having a market value of $3 million would require us to issue a number of shares that, when combined with any shares we issued under the Purchase Agreement and the Minority Shareholder Purchase Agreements, would exceed 19.99% of the issued and outstanding shares of our common stock or the outstanding voting power of our shares as of the date of the Purchase Agreement, we may deliver a number of shares of our common stock that would not exceed that combined 19.99% limit and an amount of cash necessary to bring the combined value of cash and shares to $3 million.

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

Materials

There is a limited number of manufacturers of molecular testing equipment and related chemical reagents necessary for the provision of our cancer tests. Additionally, the chemical reagents used with the testing equipment we chose are available only from the equipment manufacturer. This situation poses a risk to us. After encountering inconsistent results using testing equipment and reagents from one manufacturer, we switched to testing equipment from a different manufacturer. If issues were to arise with the testing equipment or reagents we are using causing us to acquire different testing equipment again, we would need to conduct additional laboratory studies to determine whether our previous test results can be reproduced using the new equipment. If similar issues were to arise after commercialization of a test, we could experience a disruption for a period of time in providing the tests to patients and we would lose revenues and potentially market share as a result.

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

We have certain exclusive rights to patents and patent applications co-owned by our subsidiary Razor and The University of California San Francisco. The claims are directed to compositions of matter and methods useful for treating and detection of lung cancer using specific biomarkers or a panel of specific biomarkers. Patents covered by the exclusive rights have issued in the United States, Australia, Europe, and Hong Kong with projected expiration dates in 2032 and 2033.

We and Razor also have exclusive sublicense rights to certain patents and patent applications owned by The University of California San Francisco. The claims are directed to compositions of matter and methods useful for treating and detection of lung cancer using specific biomarkers or a panel of specific biomarkers. Patents covered by the exclusive rights have issued in Australia, Europe, New Zealand, Japan, China, Canada, and Hong Kong and are pending in the United States with projected expiration dates in 2028.

Through our acquisition of Insight Genetics in January of 2020, we obtained exclusive rights to additional intellectual property, including trade secrets, registered trademarks, domain names, copyrights, issued and reissued patents and pending applications, and software material, and have sense the acquisition filed our own patents to protect DetermaIO.

In addition to relying on patents, we will rely on trade secrets, know-how, continuing technological advancement, and licensing opportunities to maintain our competitive position. The molecular diagnostics that we are developing use gene expression classifiers or algorithms, which are mathematical models that weight the biomarkers to produce a score. We will treat the mathematical models as trade secrets. We have entered into intellectual property, invention, and non-disclosure agreements with our employees, and it is our practice to enter into confidentiality agreements with our consultants. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of our trade secrets and know-how, or that others may not independently develop similar trade secrets and know-how or obtain access to our trade secrets, know-how, or proprietary technology.

General Risks Related to Obtaining and Enforcing Patent Protection

Our patents and patent applications are directed to compositions of matter, formulations, methods of use and/or methods of manufacturing. The patent positions of pharmaceutical and biotechnology companies, including ours, are generally uncertain and involve complex legal and factual questions. Our business could be negatively impacted by any of the following:

●	The claims of any patents that are issued may not provide meaningful protection, may not provide a basis for commercially viable diagnostic tests or may not provide us with any competitive advantages;

●	Our patents may be challenged by competitors or other third parties and if the third parties are successful in their challenge, they could use the patented inventions to compete with us;

●	Others may have patents that relate to our technology or business that may prevent us from marketing our diagnostic test candidates unless we are able to obtain a license to those patents;

●	Patent applications to which we have rights may not result in issued patents and the information disclosed in those applications could be used by our competitors;

●	Changes in government regulations or patent laws; and

●	We may not be successful in developing additional proprietary technologies that are patentable.

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

The United States Supreme Court’s decisions in Mayo Collaborative Services v. Prometheus Laboratories, Inc. and Association for Molecular Pathology v. Myriad Genetics may limit our ability to obtain patent protection on diagnostic methods that merely recite a correlation between a naturally occurring event and a diagnostic outcome associated with that event. Our cancer diagnostic tests are based on the presence of certain genetic markers for a variety of cancers. In Mayo Collaborative Services v. Prometheus Laboratories, Inc., the Supreme Court ruled that patent protection is not available for simple the use of a mathematical correlation of the presence of a well-known naturally occurring metabolite as a means of determining proper drug dosage. The claims in the contested patents that were the subject of that decision were directed to measuring the serum level of a drug metabolite and adjusting the dosing regimen of the drug based on the metabolite level. The Supreme Court said that a patent claim that merely claimed a correlation between the blood levels of a drug metabolite and the best dosage of the drug was not patentable subject matter because it did no more than recite a correlation that occurs in nature.

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

In Illumina, Inc. v. Ariosa Diagnostics, Inc., the Federal Circuit reversed and remanded the lower court and found that claims directed to methods of preparing plasma to isolate extracellular fetal DNA, based on the inventors’ discovery that fetal DNA strands in maternal plasma are relatively short compared to maternal DNA, were directed to patent-eligible subject matter. The majority reasoned that the claimed methods include process steps that lead to a DNA fraction that is different from the naturally-occurring fraction present in the mother’s blood due to enrichment of cell-free fetal DNA. Thus, the process achieves more than simply observing that fetal DNA is shorter than maternal DNA or detecting the presence of that phenomenon. The majority noted that the inclusion of specific techniques for carrying out the steps of the method, illustrated the concrete nature of the claimed process steps. These concrete process steps were used, not merely to observe the presence of the phenomenon that fetal DNA is shorter than maternal DNA, but to exploit that discovery in a method for preparation of a mixture enriched in fetal DNA and thus supported a finding of patent eligible subject matter.

While the cases discussed above are instructive, the United States Patent and Trademark Office (the “USPTO”) has also issued guidelines in light of the Supreme Court decisions indicating that process claims having a natural principle as a limiting step will be evaluated to determine if the claim includes additional steps that practically apply the natural principle such that the claim amounts to significantly more than the natural principle itself. Because the diagnostic tests that we are developing combine an innovative methodology with newly discovered compositions of matter, we are hopeful that this Supreme Court decision will not preclude the availability of patent protection for our diagnostic tests.

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

There is a risk that any patent applications that we file and any patents that we hold or later obtain could be challenged by third parties and declared invalid or infringing of third-party claims. A patent interference proceeding may be instituted with the USPTO when more than one person files a patent application covering the same technology, or if someone wishes to challenge the validity of an issued patent filed before March 16, 2013. At the completion of the interference proceeding, the USPTO will determine which competing applicant is entitled to the patent, or whether an issued patent is valid. Patent interference proceedings are complex, highly contested legal proceedings, and the USPTO’s decision is subject to appeal. This means that if an interference proceeding arises with respect to any of our patent applications, we may experience significant expenses and delay in obtaining a patent, and if the outcome of the proceeding is unfavorable to us, the patent could be issued to a competitor rather than to us. In addition to interference proceedings, the USPTO can reexamine issued patents at the request of a third party seeking to have the patent invalidated. Currently an inter partes review proceeding will allow third parties to challenge the validity, based on issues of novelty and non-obviousness, in view of patents and printed publications, of an issued patent where there is a reasonable likelihood of invalidity. This means that patents owned or licensed by us may be subject to re-examination and may be lost if the outcome of the re-examination is unfavorable to us.

Post Grant Review under the America Invents Act makes available opposition-like proceedings in the United States. As with the USPTO interference proceedings, Post Grant Review proceedings will be very expensive to contest and can result in significant delays in obtaining patent protection or can result in a denial of a patent application. To invoke a post-grant review, a challenge must be filed within nine months of a patent’s issuance or reissuance. Post-grant review can be sought based on any grounds that can be used to challenge the validity of a patent claim, with the exception of failure to disclose the best mode. Also, a derivation proceeding may be instituted by the USPTO or an inventor alleging that a patent or application was derived from the work of another inventor.

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

Government Regulation

CLIA—Clinical Laboratory Improvement Amendments of 1988 and State Regulation

We expect that DetermaRx™ and DetermaIO™ will be regulated under the Clinical Laboratory Improvements Amendment (“CLIA”) as laboratory developed tests or “LDTs” and will not be regulated as in vitro diagnostic test or IVDs” that will be subject to approval by the FDA and through the European Directive on in vitro diagnostics in the European Union. below. In 1988, Congress enacted CLIA, which established quality standards for all laboratories that provide testing services to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test is performed.

Under CLIA, a laboratory is defined as any facility that performs laboratory testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease, or the impairment of, or assessment of health of human beings. Because we meet this definition, CLIA requires that we hold a certificate applicable to the complexity of the categories of testing we perform and that we comply with certain standards. Laboratories performing high complexity testing are required to meet more stringent requirements than laboratories performing less complex tests. CLIA regulations require clinical laboratories like ours to comply with various operational, personnel, facilities administration, quality, and proficiency testing requirements intended to ensure that testing services are accurate, reliable and timely. CLIA certification is a prerequisite for reimbursement eligibility for services provided to state and federal health care program beneficiaries. CLIA is user-fee funded. Therefore, all costs of administering the program must be covered by the regulated facilities, including certification and survey costs.

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

In recent years, the FDA has stated it intends to end its policy of enforcement restraint and begin regulating certain LDTs as medical devices. In October 2014, the FDA issued two draft guidance documents, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs)”, respectively, that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs.

The FDA has indicated that it does not intend to modify its policy of enforcement restraint until the draft guidance documents are finalized. Subsequently, in January 2017, the FDA issued a Discussion Paper on LDTs (“Discussion Paper”), in which it outlined a substantially revised “possible approach” to the oversight of LTDs. The risk-based approach outlined focuses on new and significantly modified high and moderate risk LDTs and low risk LDTs, LDTs for rare diseases, traditional LDTs, LDTs intended solely for public health surveillance, certain LDTs used in CLIA certified labs, and LDTs intended solely for forensic use would not be expected to comply with premarket review, quality systems, and registration and listing requirements unless necessary to protect public health. With respect to the post-market surveillance of LDTs, the FDA’s Discussion Paper recommends that laboratories initially report serious adverse events for all tests except the exempted categories of tests, which include LDTs intended for public health surveillance, some stem cell/tissue/organ transplantation LDTs, and LDTs intended solely for forensic use. The Discussion Paper notes that it is not a final version of the 2014 draft guidance and that it does not intend to represent the FDA’s formal position but rather describes the evolution of the agency’s thinking about the regulatory framework for LDTs.

Responding to the COVID-19 pandemic, in August, 2020, the Department of Health and Human Services (“HHS”), the parent agency for FDA, formally rescinded FDA guidance and other informal statements concerning FDA’s premarket review of LDTs and announced that the FDA “will not require premarket review of [LDTs] absent notice-and comment rulemaking, as opposed through guidance documents, compliance manuals, website statements, or other informal issuances.” It is unclear at this time whether the Biden administration will revise or rescind this policy.

It is unclear at this time when or if the FDA will finalize its plans to end enforcement discretion, via notice and comment rulemaking or otherwise, and even then, new regulatory requirements are expected to be phased-in over time. Nevertheless, the FDA may attempt to regulate certain LDTs on a case-by-case basis at any time.

In December 2018, legislators released a draft bill called the Verifying Accurate, Leading-edge IVCT Development (“VALID”) Act, which features a precertification program. The term IVCT refers to in vitro clinical tests, a category that w comprises both test kits and lab-developed tests. Following years of discussion, on March 5, 2020, identical versions of the VALID Act were introduced in both chambers of Congress. As introduced, the VALID Act includes precertification proposed by the FDA, a process through which diagnostic developers could receive premarket approval or clearance for one test representative of a group of tests using the same technology and have other elements in common. Approval of that representative test would precertify other tests in the group and allow the lab to launch them without premarket review. The VALID Act would also create a new system for labs and hospitals to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it takes for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients. The introduced Valid Act also includes specific language designed to address public health emergencies, including COVID-19. The FDA estimates that between 40% and 50% of tests would qualify for precertification. If enacted, the impact of the VALID Act will be minimal for IVD manufacturers because of the alignment between the VALID Act and existing medical device statutory and regulatory requirements and the fact that such requirements have been enforced for IVD manufacturers for decades; however, it will have a significant impact on clinical laboratories as laboratories will need to comply with many new requirements, including: registration and listing with the FDA; quality requirements; investigational studies; premarket review and approval; adverse event reporting; and corrections and removals (recalls). While the VALID Act outlines a framework for these elements (among others), the law, if enacted, would direct the FDA to promulgate regulations and issue guidance documents, giving clinical laboratories and others ample opportunity to participate in shaping the new IVCT regulatory program.

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

While we cannot predict whether the either VALID Act or the VITAL Act as proposed, or any modified version of either act will be enacted into law, it is expected that some form of the acts will be incorporated into a broader health care legislative package. The likelihood that Congress will pass legislation and the extent to which such legislation may affect the FDA’s plans to regulate certain LDTs as medical devices is difficult to predict at this time. Until the VALID Act, VITAL Act, or other legislation is passed reforming the federal government’s regulation of LDTs, it is unknown how the FDA may regulate our tests in the future and what testing and data may be required to support any required clearance or approval.

If the FDA ultimately regulates certain LDTs, whether via final guidance, final regulation, or as instructed by Congress, our tests may be subject to certain additional regulatory requirements. Complying with the FDA’s requirements can be expensive, time-consuming, and subject us to significant or unanticipated delays. Insofar as we may be required to obtain premarket clearance or approval to perform or continue performing an LDT, we cannot assure that we will be able to obtain such authorization. Even if we obtain regulatory clearance or approval where required, such authorization may not be for the intended uses that we believe are commercially attractive or are critical to the commercial success of our tests. As a result, the application of the FDA’s requirements to our tests could materially and adversely affect our business, financial condition, and results of operations.

Notwithstanding the FDA’s current position with respect to oversight of our tests, we may voluntarily decide to pursue FDA pre-market review for our current tests and tests we may offer in the future if we determine that doing so would be appropriate from a strategic perspective.

Failure to comply with applicable FDA regulatory requirements may trigger a range of enforcement actions by the FDA including warning letters, civil monetary penalties, injunctions, criminal prosecution, recall or seizure, operating restrictions, partial suspension or total shutdown of operations, and denial of or challenges to applications for clearance or approval, as well as significant adverse publicity.

State Laboratory Licensing

In addition to federal certification requirements of laboratories under CLIA, we are required to maintain licensure under California law for our laboratory in Brisbane, California and under Tennessee law for our laboratory in Nashville, Tennessee. State laws generally include standards for the day-to-day operation of a clinical reference laboratory, including the training and skills required of personnel and quality control. In addition, those laws often mandate proficiency testing, which involves testing of specimens that have been specifically prepared for the laboratory.

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

Our laboratories are licensed by the appropriate state agencies in the states in which we do business, if such licensure is required. If a laboratory is out of compliance with state laws or regulations governing licensed laboratories, a state may impose penalties, which penalties vary from state to state but may include suspension, limitation, revocation or annulment of the license, assessment of financial penalties or fines, or imprisonment. We believe that we are in material compliance with all applicable licensing laws and regulations.

We may become aware from time to time of certain states that require out-of-state laboratories to obtain licensure to accept specimens from patients within the state. If we identify any other state with such requirements, or if we are contacted by any other state advising us of such requirements, we intend to follow all instructions from the state regulators regarding compliance with such requirements.

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

Until regulatory requirements suggested by the FDA or required by any new legislation are phased in, our current LDTs will not require FDA filing before launch and we will continue to follow the CLIA certification and inspection pathway.

If the new requirements are phased in or if we elect to develop IVDs, our future screenings diagnostics may require a 510(k) submission or a Premarket Approval (“PMA”) application to the FDA. In a 510(k) submission, the device sponsor must demonstrate that the new device is “substantially equivalent” to a predicate device in terms of intended use, technological characteristics, and performance testing. A 510(k) requires demonstration of substantial equivalence to another device that is legally marketed in the United States. Substantial equivalence means that the new device is at least as safe and effective as the predicate. A device is substantially equivalent if, in comparison to a predicate it (a) has the same intended use as the predicate and has the same technological characteristics as the predicate; or (b) has the same intended use as the predicate, has different technological characteristics, and the information submitted to the FDA does not raise new questions of safety and effectiveness, and is demonstrated to be at least as safe and effective as the legally marketed predicate device.

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

Health Insurance Portability and Accountability Act and Other Data Privacy and Security Laws

Under the Health Insurance Portability and Accountability Act (“HIPAA”), the HHS has issued regulations to protect the privacy and security of protected health information. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA regulations include civil and criminal penalties.

CMS and the Office of Civil Rights issued a final rule in February 2014 to amend both the HIPAA and CLIA regulations. The final rule amended the HIPAA privacy rule to remove the CLIA laboratory exceptions, and as a result, HIPAA-covered laboratories are now required to provide individuals, upon request, with access to their completed test reports. Under the 2014 rule, CLIA laboratories and CLIA-exempt laboratories may provide copies of a patient’s completed test reports that, using the laboratory’s authentication process, can be identified as belonging to that patient. These changes to the CLIA regulations and the HIPAA Privacy Rule were intended to provide individuals with a greater ability to access their health information. CLIA laboratories must create and maintain policies, procedures, and other documentation necessary to inform patients of the right to access laboratory test reports and how to exercise that right. In December 2020, aiming to remove regulations that impede communication and data exchange between providers and health plans and expand individuals’ rights to access their own digital health information, HHS proposed further changes to the HIPAA privacy rule. These most recently proposed updates of the HIPAA privacy rule are subject to public comment period until May 6, 2021.

In addition to the federal privacy regulations, there are a number of state laws regarding the privacy and security of health information and personal data that are applicable to clinical laboratories. The compliance requirements of these laws, including additional breach reporting requirements, and the penalties for violation vary widely and new privacy and security laws in this area are evolving. For example, California has implemented comprehensive privacy laws and regulations. The California Confidentiality of Medical Information Act imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition to the California Confidentiality of Medical Information Act, California also recently enacted the California Consumer Privacy Act of 2018, or CCPA, which became effective January 1, 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the E.U. General Data Protection Regulation. The CCPA establishes a new privacy framework for covered businesses in the State of California, by creating an expanded definition of personal information, establishing new data privacy rights for consumers imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While data subject to HIPAA and federal regulations governing the conduct of clinical trials is exempt from CCPA, certain of our business activities may be subject to CCPA. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that result from a business’ failure to implement and maintain reasonable data security procedures.

On November 3, 2020, California passed the California Privacy Rights Act (“CPRA”) through a ballot initiative. The CPRA will create a new California Privacy Protection Agency, an “independent watchdog” whose mission is both to “vigorously enforce” the CPRA and “ensure that businesses and consumers are well-informed about their rights and obligations.” Among other things, the CPRA will create a new category of “sensitive personal information” and offer consumers the right to limit processing of such information, impose purpose limitation, data minimization, data retention, and security compliance obligations on regulated businesses, and add or modify the rights available to consumers, including by providing a right to correct the information a business holds about them. The CPRA’s amendments to the CCPA will take effect on January 1, 2023, and will generally apply to personal information collected by businesses on or after January 1, 2022.

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

On November 20, 2020 CMS issued a final rule to modernize and clarify the regulations that interpret self-referral law. The final rule was issued in conjunction with the CMS Patients over Paperwork initiative and the HHS Regulatory Sprint to Coordinated Care and establishes exceptions to the physician self-referral law for certain value-based compensation arrangements between or among physicians, providers, and suppliers. It also establishes a new exception for certain arrangements under which a physician receives limited remuneration for items or services actually provided by the physician; establishes a new exception for donations of cybersecurity technology and related services; and amends the existing exception for electronic health records (EHR) items and services. While the final rule presents significant opportunities for new arrangements, it also necessitates revisions to current arrangements involving healthcare providers, others involved in the healthcare industry, and patients.

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

On May 1, 2020, the Office of the National Coordinator for Health Information Technology promulgated final regulations under the authority of the 21st Century Cures Act that impose new conditions to obtain and maintain certification of certified health information technology and prohibit certain covered actors, including operators of laboratories which are considered “health care providers” under the final regulation, from engaging in activities that are likely to interfere with the access, exchange, or use of electronic health information (information blocking). The final regulations further defined exceptions for activities that are permissible, even though they may have the effect of interfering with the access, exchange, or use of electronic health information. The information blocking effective date is April 5, 2021. Under the 21st Century Cures Act, health care providers that violate the information blocking prohibition will be subject to appropriate disincentives, which HHS services has yet to establish through required rulemaking. Developers of certified information technology and health information networks and health information exchanges, however, may be subject to civil monetary penalties of up to $1 million per violation. The HHS Office of Inspector General has the authority to impose such penalties and on April 24, 2020 published a proposed rule to codify its new authority in regulation, which the agency proposed would become effective 60 days after it issues a final rule, but in no event before November 2, 2020. HHS Office of Inspector General has not yet issued a final rule.

Employees

As of December 31, 2020, we employed 51 persons on a full-time basis.

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

Risks Related to Our Capital Resources

We may incur significant cash payment and common stock issuance obligations under our agreements arising from our investments in Razor and Insight and planned investment in Chronix.

As described in Note 7 to our consolidated financial statements, we have entered into certain agreements with Razor and its shareholders, including a Purchase Agreement, Minority Holder Stock Purchase Agreements, and a Development Agreement, under which we may incur significant cash payment and common stock issuance obligations. As described in Note 15 to our consolidated financial statements, we paid the amounts due to Razor under the Purchase Agreement and Minority Holder Stock Purchase Agreements.

Under the Development Agreement, upon completion of enrollment of the full number of patients for DetermaRx™ Clinical Trial, Oncocyte will be obligated to issue to the Razor shareholders shares of Oncocyte common stock with an aggregate market value equal to $3 million at the date of issue.

The number of shares of Oncocyte common stock issuable under the Purchase Agreement, the Minority Holder Purchase Agreements, and the Development Agreement on a combined basis is limited to 19.99% of the issued and outstanding shares of Oncocyte common stock or the outstanding voting power of Oncocyte shares as of the date of the Purchase Agreement, and if that number of shares has a value of less than $3 million on the date the Development Agreement obligation must be met, we would need to pay an amount of cash necessary to bring the combined value of cash and shares to $3 million to satisfy the Development Agreement obligation. The number of shares that may become issuable to satisfy the $3 million obligations cannot presently be determined because the number of shares will depend upon the market price of our common stock when the shares become issuable. The issuance of those shares of common stock will dilute the interests of our other common stockholders.

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

In addition, under the Merger Agreement pursuant to which we acquired Insight, as described in Note 5 to the consolidated financial statements included elsewhere in this Report, we have agreed to pay contingent consideration of up to $6.0 million in any combination of cash or shares of Oncocyte common stock if certain milestones related to DetermaIO™ are achieved (the “Contingent Consideration”), which consist of (i) a $1.5 million clinical trial completion and data publication milestone, (ii) $3.0 million for an affirmative final local coverage determination from CMS for a specified lung cancer test, and (iii) up to $1.5 million for achieving certain CMS reimbursement milestones.

If the Chronix merger is completed, we will issue 295,000 shares of OncoCyte common stock to holders of certain Chronix preferred stock, and we will provide $2.675 million in cash for the payment of certain Chronix liabilities and we will assume up to $5.575 million of additional Chronix liabilities. As additional consideration for the acquisition of Chronix, we have agreed to pay to holders of other classes and series of Chronix stock (i) up to $14 million in any combination of cash or OncoCyte common stock if certain milestones are achieved, (ii) earnout consideration of up to 15% of net collections for sales of specified tests and products during certain five to ten-year earnout periods, and (iii) up to 75% of net collections during a seven-year earnout period from the sale or license of Chronix’s patents to a third party for use in transplantation medicine.

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

Since our inception in September 2009, we have incurred operating losses and negative cash flows and we expect to continue to incur losses and negative cash flows in the future. Our net losses for the years ended December 31, 2020 and 2019 were $29.9 million and $22.4 million, respectively, and we had an accumulated deficit of $123.7 million as of December 31, 2020. We finance our operations primarily through sales of our common stock. There is no assurance that we will be able to obtain any additional financing that we may need, or that any such financing that may become available will be on terms that are favorable to us and our shareholders. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our success in developing and marketing or licensing our diagnostic tests and technology.

It is likely that we will need to issue additional equity or debt securities in order to raise additional capital needed to pay our operating expenses until such time as our revenues are sufficient to finance our operating expenses.

●	We plan to continue to incur substantial research and development expenses and we anticipate that we will be incurring significant sales and marketing costs as we develop and commercialize our diagnostic tests. Our research and development expenses may also increase if we work to develop tests for additional types of cancer or for other cancer related diagnostic purposes. The period of time for which our current cash and marketable securities will be sufficient to finance our operations will depend on the extent to which we expend funds on commercializing our tests and conducting new research and development programs. We will need to raise additional capital to pay operating expenses unless we are able to generate sufficient revenues from diagnostic test sales, royalties, and license fees to meet our operating expenses.

●	Our ability to raise additional equity or debt capital will depend not only on the successful completion of development of our diagnostic tests and receiving reimbursement approval from Medicare and other third-party payers for those tests, but also will depend on access to capital and conditions in the capital markets. Although we have received a Medicare reimbursement determination for DetermaRx™, obtaining Medicare reimbursement approval for our other diagnostic tests could take two to three years, and investors may be reluctant to provide us with additional capital until we obtain Medicare reimbursement approval for those tests or until we can demonstrate that private payers such as health insurance companies or HMOs are willing to pay for the use of our diagnostic tests at prices sufficient for us to earn a reasonable return on our investments in our diagnostic test portfolio. There is no assurance that we will be able to raise capital at times and in amounts needed to finance the development and commercialization of our diagnostic tests and general operations. Even if capital is available, it may not be available on terms that we or our shareholders would consider favorable.

●	Sales or other issuances of additional equity securities by us could result in the dilution of the interests of our shareholders.

Our rights to receive and retain certain payments from Burning Rock Biotech Limited under our Sublicense Agreement with them are subject to certain conditions.

We have entered into an Exclusive Sublicense Agreement in the PRC Territory (the “Sublicense Agreement”) with Burning Rock Biotech Limited (“Burning Rock”), Razor and Razor’s largest shareholder Encore Clinical Inc. pursuant to which rights to DetermaRx™ in the Peoples Republic of China, including Hong Kong, Macau, and Taiwan will be sublicensed to Burning Rock. Under the Burning Rock Sublicense Agreement we will be entitled to receive certain payments totaling $4 million subject to the successful transfer and installation of the DetermaRx™ technology on Burning Rock’s platforms, and additional payments if certain milestones are achieved. However, there is no assurance that the transfer and installation of the DetermaRx™ technology will be successfully completed within the time required by the Burning Rock Sublicense Agreement or that any of the additional payment milestones will be achieved. Further, even if we do receive the $4 million payment, we will be obligated to refund to Burning Rock all or a portion of that payment if certain subsequent events occur, including events that are not within our control. The refund obligation will lapse in installments of $250,000 every three months after the completion date of the technology installation required to launch the DetermaRx™ test, until the occurrence of an event trigger, the obligation to make a refund to Burning Rock or until March 31, 2025 when the refund obligation will expire in full.

Risks Related to Our Business Operations

Our revenues in the near term will depend on our ability to commercialize a small number of diagnostic tests and to grow our Pharma Services business.

Our near-term commercial efforts will focus on maximizing the opportunities for DetermaRx™ and DetermaIO™ and DetermaCNI™ if we complete the Chronix merger, as well as increasing our Pharma Services business. Our reliance on a small group of diagnostic tests as sources of revenue could limit our future revenue, make it more difficult for us to finance our operations, and impair our prospects for profitability and growth. DetermaIO™ is currently available only for biopharma diagnostic development and research use. We plan to continue DetermaIO™ development, initially for use as a companion test in immunotherapy drug development to select patients for clinical trials, and subsequently as a full companion diagnostic for clinical use to help physicians determine which patients are most likely to have a sustained response to immunotherapies. We also plan to develop DetermaCNI™ for clinical use if complete the Chronix merger. However, there is no assurance that our development plans for DetermaIO™ or DetermaCNI™ will be successful or that we will be generate sufficient revenues from commercialization of our diagnostic tests and from performing Pharma Services to finance our operations and earn a profit.

The research and development work we are doing is costly, time consuming, and uncertain as to its results.

We incurred research and development expenses amounting to approximately $9.8 million and $6.8 million during years ended December 31, 2020 and 2019, respectively. The current focus of our research and development efforts is a clinical trial of DetermaRx™ and the development of DetermaIO™ for clinical use. Other tests planned for our development pipeline include DetermaTx™, DetermaMx™ and, if we complete the Chronix merger, DetermaCNI™. If we are successful in developing a new technology or diagnostic test for additional types of cancer, refinement of the new technology or diagnostic test and definition of the practical applications and limitations of the technology or diagnostic test may take years and require the expenditure of large sums of money. There is no assurance that we will be successful in completing the development of our current diagnostic tests or in developing additional diagnostic tests regardless of the amount of our expenditures.

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

We have limited capital, marketing, sales, and regulatory compliance resources for the commercialization of our diagnostic tests.

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

If we complete the acquisition of Chronix we will face risks related to the integration of Chronix’s operations with ours.

Although we believe that our planned acquisition of Chronix will be beneficial to our business, including adding their LDT in development TheraSure™-CNI Monitor, adding their laboratory in Germany, and adding key personnel, there are a number of risks that we will face associated with the acquisition, including but not limited to: (i) the possibility that we will not realize the anticipated benefits of the acquisition or that the benefits will not justify the cost of the acquisition; (ii) unexpected expenditures or assumed liabilities that may be incurred as a result of the acquisition; (iii) unanticipated difficulties in conforming Chronix business practices with ours, including accounting policies, operating procedures, internal controls, and financial records, especially considering that Chronix has operations abroad; (iv) we may not have accurately forecasted the future performance of Chronix and cost of operations which could result in unforeseen adverse effects on our operating results; (v) synergies between Chronix and Oncocyte that we estimated may be materially different from actual results; (vi) we be unsuccessful in integrating and retaining Chronix personnel; (vii) we may need to devote a greater than estimated allocation of our resources to develop and commercialize Chronix laboratory tests and technologies; (viii) we may not be able to maintain the accreditation or certification of Chronix’s German laboratory; and (ix) managing a larger and more complex business enterprise, including managing operations overseas and complying with foreign laws, may strain our financial and management resources.

We may face technology transfer challenges and expenses in adding new tests to our portfolio and in expanding our reach into new geographical areas on new instrument platforms.

Our plan for expanding our business includes developing and acquiring additional teststhat can be transferred into our current lab footprint in the US and/or onto molecular testing instrument platforms for distribution in ex-US markets.. Due to differences in the hardware and software platforms available at different laboratories for running molecular tests, we may need to make adjustments to the configuration of the reagents that make up our LDTs in our US labs or as we convert them to kits, and there may be changes to the related software in order for the tests to be performed on particular hardware platforms. Making any such adjustments could take a considerable amount of time and expense, and there will be no assurance that we will succeed in running our tests on the hardware and software that we may encounter in different laboratories. To manage this issue and to attain uniformity among our laboratory locations, we may license or acquire our own instrument system and software from another company that has a platform that will be compatible with our tests. In addition to acquisition costs, operationally we will have to build out infrastructure for installing a new testing platform across multiple laboratory locations as well as support functions to help maintain these instrument systems in new customer labs, and we may also encounter unexpected technology issues in the process.

If our laboratory facilities become damaged or inoperable, or we are required to vacate any facility, our ability to provide services and pursue our research and development and commercialization efforts may be jeopardized.

We do not have any clinical laboratory facilities outside of our facilities in Brisbane, California, and Nashville, Tennessee. Our planned primary clinical laboratory facility in Irvine, California is still under construction and is expected to be completed in 2021. We also plan to acquire a laboratory in Germany through our planned merger with Chronix. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including fire, flooding and power outages, which may render it difficult or impossible for us to perform our tests or provide laboratory services for some period of time. The inability to perform our tests or the backlog of tests that could develop if any of our facilities is inoperable for even a short period of time may result in the loss of customers or harm to our reputation or relationships with key researchers, collaborators, and customers, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our facilities and the equipment we use to perform our research and development work could be costly and time-consuming to repair or replace.

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

Razor has rights to commercialize DetermaRx™ under a license which imposes certain obligations, including payment obligations and obligations to pursue development and commercialization of diagnostic tests under the licensed patents and technology. If the licensor believes that Razor and Oncocyte as Razor’s sublicensee have failed to meet those contractual obligations it could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation our ability to continue marketing DetermaRx™, and our ability to raise any capital that we might then need, could be significantly and negatively affected. If our license rights were lost, we would not be able to continue to use the licenses needed for DetermaRx™ in our business. Even if the licensor were to elect to convert our exclusive license to non-exclusive rights rather than terminating our license as a result of our failure to meet a license agreement obligation, the loss of exclusivity might result in our loss of revenue to any competitors that might acquire rights from the licensor to use the licensed patents in competition with us.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the U.S. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected. Our growth and entry into new diagnostic tests, technologies and markets will place significant additional pressure on our system of internal control over financial reporting. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. Because we are an emerging growth company and a smaller reporting issuer, we are exempt from the requirement of having our internal controls over financial reporting audited by our independent registered public accountants, which means that material weaknesses or significant deficiencies in our internal controls that might be detected by an audit may not be detected and remedied.

We are subject to laws and regulations governing corruption, which will require us to develop, maintain, and implement costly compliance programs.

We must comply with a wide range of laws and regulations to prevent corruption, bribery, and other unethical business practices, including the Foreign Corrupt Practices Act or FCPA, anti-bribery and anti-corruption laws in other countries. The creation and implementation of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

Anti-bribery laws prohibit us, our employees, and some of our agents or representatives from offering or providing any personal benefit to covered government officials to influence their performance of their duties or induce them to serve interests other than the missions of the public organizations in which they serve. Certain commercial bribery rules also prohibit offering or providing any personal benefit to employees and representatives of commercial companies to influence their performance of their duties or induce them to serve interests other than their employers. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the United States Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

Compliance with these anti-bribery laws is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the anti-bribery laws present particular challenges in the medical industry because in many countries including China, hospitals are state-owned or operated by the government, and doctors and other hospital employees are considered foreign government officials. Furthermore, in certain countries (China in particular), hospitals and clinics are permitted to sell pharmaceuticals to their patients and are primary or significant distributors of pharmaceuticals. Certain payments to hospitals in connection with clinical studies, procurement of pharmaceuticals and other work have been deemed to be improper payments to government officials that have led to vigorous anti-bribery law enforcement actions and heavy fines in multiple jurisdictions, particularly in the U.S. and China.

It is not always possible to identify and deter violations, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.

In the medical industry, corrupt practices include, among others, acceptance of kickbacks, bribes or other illegal gains or benefits by the hospitals and medical practitioners from manufacturers of pharmaceutical or other products, distributors or their third party agents in connection with the prescription of certain pharmaceuticals or sale of products. If our employees, affiliates, distributors or third party marketing firms violate these laws or otherwise engage in illegal practices with respect to their sales or marketing of our products or other activities involving our products, we could be required to pay damages or heavy fines by multiple jurisdictions where we operate, which could materially and adversely affect our financial condition and results of operations. There have been recent occurrences in which certain hospitals have denied access to sales representatives from pharmaceutical companies because the hospitals wanted to avoid the perception of corruption. If this attitude becomes widespread among our potential customers, our ability to promote our products to hospitals may be adversely affected.

If we and our subsidiaries expand operations internationally, we will need to increase the scope of our compliance programs to address the risks relating to the potential for violations of the FCPA and other anti-bribery and anti-corruption laws. Our compliance programs will need to include policies addressing not only the FCPA, but also the provisions of a variety of anti-bribery and anti-corruption laws in multiple foreign jurisdictions, provisions relating to books and records that apply to us as a public company, and include effective training for our personnel throughout our organization. The creation and implementation of anti-corruption compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required. Violation of the FCPA and other anti-corruption laws can result in significant administrative and criminal penalties for us and our employees, including substantial fines, suspension or debarment from government contracting, prison sentences, or even the death penalty in extremely serious cases in certain countries. The SEC also may suspend or bar us from trading securities on U.S. exchanges for violation of the FCPA’s accounting provisions. Even if we are not ultimately punished by government authorities, the costs of investigation and review, distraction of our personnel, legal defense costs, and harm to our reputation could be substantial and could limit our profitability or our ability to develop or commercialize our product candidates. In addition, if any of our competitors are not subject to the FCPA, they may engage in practices that will lead to their receipt of preferential treatment from foreign hospitals and enable them to secure business from foreign hospitals in ways that are unavailable to us.

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

Although the FDA has historically exercised enforcement discretion over most LDTs, it does not consider tests to be subject to this enforcement discretion if they were or are designed or manufactured completely, or partly, outside of the laboratory that offers and uses them, or if they are offered “over-the-counter” (as opposed to being available to patients only when prescribed by a health care provider). In recent years, however, the FDA has stated it intends to end its policy of general enforcement discretion and regulate certain LDTs as medical devices. To this end, on October 3, 2014, the FDA issued two draft guidance documents, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs),” respectively, that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. Subsequently, on January 13, 2017, the FDA published a “discussion paper” in which it outlined a substantially revised “possible approach” to the oversight of LDTs.

In August 2020, the U.S. Department of Health and Human Services, the parent agency for FDA, announced that the FDA “will not require premarket review of LDTs absent notice-and-comment rulemaking, as opposed to through guidance documents, compliance manuals, website statements, or other informal issuances.” It is unclear at this time whether this policy will be retained the Biden Administration, and if so, when the FDA might seek to begin the notice and comment rulemaking process.

Legislative proposals addressing the FDA’s oversight of LDTs have been introduced in previous Congresses, and we expect that new legislative proposals may be introduced from time-to-time. The likelihood that Congress will pass such legislation and the extent to which such legislation may affect the FDA’s plans to regulate certain LDTs as medical devices is difficult to predict at this time.

In March 2020, a bill titled the “Verifying Accurate Leading-edge IVCT Development Act of 2020,” or VALID Act, was officially introduced in Congress. The bill proposes a risk-based approach to regulate LDTs and creates a new in vitro clinical test, or IVCT, category of regulated products, which includes LDTs, and a regulatory structure under the FDA. As proposed, the bill grandfathers many existing tests from the proposed premarket approval, quality systems, and labeling requirements, respectively, but would require such tests to comply with other regulatory requirements (e.g., registration and listing, adverse event reporting). Later that month, Senator Paul introduced the Verified Innovative Testing in American Laboratories Act of 2020, or VITAL Act, which proposes that all aspects of “laboratory-developed testing procedures” be subject to regulation under CLIA, and that no aspects of such procedures be subject to regulation by the FDA. We cannot predict if either of these bills will be enacted in their current (or any other) form and cannot quantify the effect of these bills on our business.

If the FDA were to determine that our tests are not within the policy for LDTs for any reason, including new rules, policies, or guidance, or due to new legislation such as the proposed VALID Act, our tests may become subject to FDA requirements, including pre-market review. If required, the regulatory marketing authorization process may involve, among other things, successfully completing additional clinical trials and submitting a pre-market clearance (510(k)) submission or filing a de novo or pre-market approval application with the FDA. If pre-market review and approval is required by the FDA, we may need to incur additional expenses or require additional time to seek it, or we may be unable to satisfy FDA standards, and our tests may not be cleared or approved on a timely basis, if at all, and the labeling claims permitted by the FDA may not be consistent with our currently planned claims or adequate to support adoption of and reimbursement for our tests. Ongoing compliance with FDA regulations would increase the cost of conducting our business, and subject us to inspection by and the regulatory requirements of the FDA, for example registration and listing, adherence to good manufacturing practices under the Quality System Regulation, and medical device reporting, and enforcement action in the event we fail to comply with these requirements. Our laboratories are operating under CLIA and are not currently operating as device manufacturing facilities following FDA’s Quality System Regulation. Because these standards differ, we may face challenges establishing FDA-compliant quality systems or be unable to do so. If after commercialization under the LDT framework our tests are allowed to remain on the market but there is uncertainty about the regulatory status of our tests, including questions that may be raised if competitors object to our regulatory positioning as an LDT, we may encounter ongoing regulatory and legal challenges and related costs. Such challenges or related developments (for example if the labeling claims the FDA allows us to make are more limited than the claims we currently plan to make) may impact our commercialization efforts as orders or reimbursement may be less than anticipated. Any of these regulatory developments may cause our business to suffer.

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

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level, or how any future legislation or regulation may affect us. For instance, the payment reductions imposed by the Affordable Care Act (“ACA”) and the expansion of the federal and state governments’ role in the U.S. healthcare industry as well as changes to the reimbursement amounts paid by payers for our tests and future tests and products may reduce our profits and have a materially adverse effect on our business, financial condition, results of operations and cash flows. Notably, Congress enacted legislation in 2017 that eliminated the ACA’s “individual mandate” beginning in 2019, which may significantly impact the number of covered lives participating in exchange plans. The U.S. Supreme Court is currently reviewing the constitutionality of the ACA, although it is unclear when a decision will be made. Further, it is possible that additional governmental action be taken in response to the COVID-19 pandemic.

PAMA significantly altered the payment methodology under the Clinical Laboratory Fee Schedule that determines Medicare coverage for laboratory tests. Under PAMA (as amended by the Further Consolidated Appropriations Act, 2020 and the Coronavirus Aid, Relief, and Economic Security Act, respectively) and its implementing regulations, clinical laboratories must report to CMS private payer rates for clinical diagnostic laboratory tests. Laboratories that fail to timely report the required payment information may be subject to substantial civil money penalties. Medicare payments for clinical diagnostic laboratory tests are paid based upon these reported private payer rates. For certain clinical diagnostic laboratory tests that are not designated as advanced diagnostic laboratory tests, initial payment rates will be assigned by the cross-walk or gap-fill methodology. For laboratory tests that are designated as new advanced diagnostic laboratory tests initial payment rates will be based on the actual list charge for the laboratory test. The payment rates calculated under PAMA will be held at 2020 levels during 2021, and then, where applicable based upon median private payer rates reported, reduced by up to 15% per test per year in each of 2022 through 2024, with a second round of private payer rate reporting in 2022 to establish rates for 2023 through 2025.

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

Risks Related to the Covid-19 Pandemic

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

The pandemic is affecting our revenue-generating activities. During the COVID-19 pandemic, we have not been able, and may continue to not be able, to maintain our preferred level of physician or customer outreach and marketing of our diagnostic testing and Pharma Services, which may have negatively impacted, and may continue to negatively impact, our potential new customers’ interest in our tests and services. Because of COVID-19, travel, visits, and in-person meetings related to our business have been severely curtailed or canceled and we have instead used on-line or virtual meetings to meet with potential customers and others.

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

The consequences of the COVID-19 pandemic have led to uncertainties related to our growth and our ability to forecast the demand for our diagnostic testing and Pharma Services and resulting revenues, as we have not had time to establish a base of customers, revenues or other relevant trends. We have had no commercial revenues until the first quarter of 2020 when we launched of our first commercial diagnostic test, DetermaRx, and acquired the Pharma Services business of Insight. We had expected that initial DetermaRx™ revenues would be constrained by the lack of Medicare coverage. Medicare reimbursement pricing approval for DetermaRx™ did not become effective until September 2020. Deferrals in lung cancer surgeries due to COVID-19 may have reduced demand for DetermaRx™, but because of the lack of historical DetermaRx™ revenues, with or without Medicare reimbursement, we are unable to determine the extent to which the deferral of those surgeries impacted our DetermaRx™ revenues. Resurgences in COVID-19 cases could cause additional deferrals of lung cancer surgeries during the course of the pandemic. The lack of in-person interaction with healthcare providers for our promotion of the use of DetermaRx™ has also placed a constraint on our ability to market that test, but we cannot determine the extent to which that has impacted our revenues due to the absence of historical revenues. Similarly, our Pharma Services revenues commenced with our acquisition of Insight during the first quarter of 2020 and because we do not have a prior history of Pharma Services revenues we cannot assess how COVID-19 may have impacted those revenues, although we are aware that certain planned clinical trials of new pharmaceuticals for which we had expected to provide Pharma Services were delayed due to the pandemic.

Although we have not yet experienced COVID-19 related supply chain disruptions impacting our testing capacity, if the vendors of equipment and reagents used in our diagnostic laboratories experience supply, operational, or financial disruptions due to the COVID-19 pandemic, we could experience supply constraints in the future that could cause increased costs or delays in performing DetermaRx™ tests and Pharma Services and in continuing the development of new diagnostic tests, including DetermaIO™.

Additionally, the anticipated economic consequences of the COVID-19 pandemic may adversely impact financial markets, resulting in high share price volatility, reduced market liquidity, and substantial declines in the market prices of the securities of some publicly traded companies. Volatile or declining markets for equities could adversely affect our ability to raise capital when needed through the sale of shares of common stock or other securities. Accordingly, we cannot assure that adequate financing will be available on favorable terms, if at all. If we are not able to raise the capital we need, we could be forced to modify, curtail, delay, or suspend some or all aspects of planned operations. Sales of additional equity securities could result in significant dilution of the interests of our shareholders.

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

A FASB accounting standard could increase the risk that our future financial statements could be qualified by going concern uncertainty.

Under FASB accounting standard ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” in connection with preparing financial statements for each annual and interim reporting period our management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Oncocyte’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). As a result of the implementation of ASU No. 2014-15, we will be required to have more cash, cash equivalents, and liquid investments on hand on the date we issue or file our financial statements than had been the case during prior years in order to avoid going a concern qualification in our auditor’s report and in the footnotes to our financial statements. If our financial statements were to become subject to a going concern qualification or uncertainty or if we are unable to alleviate substantial doubt as part of our going concern assessment, or both, the market price of our common stock could decline.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 155,000,000 shares of capital stock consisting of 150,000,000 shares of common stock and 5,000,000 “blank check” shares of preferred stock. At December 31, 2020, there were 69,116,802 shares of common stock outstanding, 3,383,913 shares of common stock reserved for exercise of warrants and 8,428,821 shares of common stock reserved for issuance upon the exercise of options under our employee stock option plans. No shares of preferred stock are presently outstanding.

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

Our former parent company, may sell its Oncocyte shares to raise capital to finance its operations.

Prior to February 17, 2017, Oncocyte was a consolidated subsidiary of its former parent company Lineage Cell Therapeutics, Inc., formerly known as BioTime, Inc. (“Lineage”). Based on its most recent report of beneficial ownership on Schedule 13D, as of January 8, 2021 Lineage held 3,297,401 shares of Oncocyte common stock. Lineage has been periodically selling shares of Oncocyte common stock from its holdings and has announced its intention to continue to sell Oncocyte shares. The sale of such shares could have a depressing effect on the market value of Oncocyte common stock and the prices at which we can sell our own shares of common stock to raise capital to support our operations.

We are an “emerging growth company,” and may elect to comply with reduced public company reporting requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the fifth anniversary of the completion of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive and administrative offices are located in an office and laboratory facility of leased space in Irvine, California. The Irvine lease expires in September 2027. At this Irvine, California location, we are expanding the capacity of our CLIA laboratories as our planned primary clinical laboratory facility to perform a larger volume of cancer diagnostic tests to be performed, which is still under construction and is expected to be completed in 2021.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Beginning on March 8, 2021, our common stock began trading on the NASDAQ Global Market under the symbol “OCX”, and prior to that date our common stock was traded on the NYSE American under the same symbol. As of March 8, 2021, there were 88,914,144 shares of our common stock outstanding.

Holders

As of March 9, 2021, we had approximately 262 holders of record of our common stock. This number does not include shareholders whose shares of Oncocyte common stock are held in “street name” in accounts with securities broker-dealers or other financial institutions or fiduciaries.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows certain information concerning the options outstanding and available for issuance under all of our compensation plans and agreements as of December 31, 2020 (in thousands, except weighted average exercise price):

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of the Outstanding Options, Warrants and Rights (1)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (2)
Oncocyte Stock Option Plans Approved by Shareholders	8,630	$2.75	3,346

(1)	Includes both our 2010 Employee Stock Option Plan and our 2018 Equity Incentive Plan.
(2)	All shares remaining available for future issuance are under our 2018 Equity Incentive Plan.

Additional information concerning our 2010 Employee Stock Option Plan and our 2018 Equity Incentive Plan and stock options may be found in Note 11 to the consolidated financial statements found elsewhere in this Report.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the years ended December 31, 2020 and 2019, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. These historical consolidated financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Risk Factors.”

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a molecular diagnostics company focused on developing and commercializing proprietary laboratory-developed tests or LDTs to serve unmet medical needs across the cancer care continuum. We have prioritized lung cancer as our first indication. Lung cancer remains the leading cause of cancer death in the United States, despite the availability of molecular testing and novel therapies to treat patients.

Our first commercial diagnostic test is a proprietary treatment stratification test called DetermaRx™ that identifies which patients with early stage non-small cell lung cancer may benefit from chemotherapy, resulting in a significantly higher, five-year survival rate. We are also developing multi-gene molecular, laboratory-developed diagnostic tests that we have branded as DetermaIO™. DetermaIO™ is a proprietary gene expression assay with promising data supporting its potential to help identify patients likely to respond to checkpoint inhibitor drugs. This new class of drugs modulate the immune response and show activity in multiple solid tumor types including non-small cell lung cancer (NSCLC), and triple negative breast cancer (TNBC). DetermaIO™ is presently available for research use through our Pharma Services operations but one of our goals is to complete development of that assay and to make it available for clinical use later this year. We also perform other assay development and clinical testing services for pharmaceutical and biotechnology companies through our Pharma Services operations.

Other tests in our development pipeline include DetermaTx™, a test that we are targeting for commercial launch later this year and that is intended to compliment DetermaIO™ by assessing the mutational status of a tumor to help identify the appropriate targeted therapy. We also plan to initiate the development of DetermaMx™ as a blood based test to monitor cancer patients for recurrence of their disease. We plan to add to our diagnostic test pipeline the DetermaCNI™, a patented, blood-based test from Chronix for immunotherapy monitoring, if we complete the merger with Chronix.

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

We believe we have sufficient cash, cash equivalents, and marketable equity securities to carry out our current operations through at least twelve months from the issuance date of our consolidated financial statements included elsewhere in this Report. We expect that our operating expenses will continue to increase as we conduct our planned clinical trial of DetermaRx, and if we successfully complete the development of DetermaIO™, DetermaTx™ and DetermaMx™ and commercialize those tests. We have hired a sales and marketing team, we are expanding the capacity of our CLIA laboratories to perform a larger volume of cancer related tests by constructing a new primary clinical laboratory facility in Irvine, California, which is expected to be completed in 2021. We also plan to acquire a laboratory in Germany through our planned merger with Chronix and we will incur additional expenses resulting from the integration of Chronix operations with our existing operations, including costs related to adding the European laboratory and an increase in headcount. We are continuing to seek other opportunities to acquire ownership of or marketing rights to additional cancer tests. Because of the expected time frame to apply for and receive Medicare reimbursement approval for our tests, our pre-Medicare approval revenues from commercialization of our tests and revenues from services we perform for pharmaceutical companies are not expected to cover our operating expenses. We will need to obtain additional financing for our operations until such time as we generate sufficient revenues from the commercialization of our tests to cover our operating expenses. Our determination as to when we will seek new financing and the amount of financing that we will need will be based on our evaluation of the progress we make in our research and development programs, any changes to or the expansion of the scope and focus of our research, progress and results of commercializing our tests after completion of development, progress in receiving Medicare and other payor reimbursement approval, and our projection of future costs. See “Liquidity and Capital Resources” for a discussion of our available capital resources, our need for future financing, and possible sources of capital.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2 to our consolidated financial statements included elsewhere in this Report. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. On an ongoing basis, we evaluate estimates which are subject to significant judgment, including those related to the going concern assessments of our consolidated financial statements, allocation of direct and indirect expenses, useful lives associated with long-lived intangible assets, machinery and equipment, loss contingencies, valuation allowances related to deferred income taxes, and assumptions used to value stock-based awards, debt or other equity instruments. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. To the extent that there are material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe the assumptions and estimates associated with the following have the greatest potential impact on our consolidated financial statements.

Going concern assessment

With the implementation of FASB’s standard on going concern, ASU No. 2014-15, we assess going concern uncertainty in our consolidated financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital, including available loans or lines of credit, if any, to operate for a period of at least one year from the date our consolidated financial statements are issued, which is referred to as the “look-forward period” as defined by ASU No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to us, we consider various scenarios, forecasts, projections, and estimates, and we make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail those expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable those implementations can be achieved and we have the proper authority to execute them within the look-forward period in accordance with ASU No. 2014-15.

Business combinations

We account for business combinations, such as the Insight Merger, in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires the purchase price to be measured at fair value. When the purchase consideration consists, in part or entirely of our common shares, we calculate the purchase price by determining the fair value, as of the acquisition date, of shares issued in connection with the closing of the acquisition. We recognize estimated fair values of the tangible assets and intangible assets acquired, including in-process research and development (“IPR&D”), and liabilities assumed as of the acquisition date, and we record as goodwill any amount of the fair value of the tangible and intangible assets acquired and liabilities assumed in excess of the purchase price.

Contingent consideration liabilities

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

The fair value of milestone-based contingent consideration was determined using a scenario analysis valuation method which incorporates our assumptions with respect to the likelihood of achievement of the Insight milestones, as defined in the Merger Agreement, credit risk, timing of the contingent consideration payments and a risk-adjusted discount rate to estimate the present value of the expected payments, all of which require significant management judgment and assumptions. Since the contingent consideration payments are based on nonfinancial, binary events, management believes the use of the scenario analysis method is appropriate.

The fair value of royalty- or revenue share-based contingent consideration was determined using a single scenario analysis method to value those payments. The single scenario method incorporates our assumptions with respect to specified future revenues generated from DetermaIO™ and current Insight Pharma Services over their respective useful lives, credit risk, and a risk-adjusted discount rate to estimate the present value of the expected royalty payments, all of which require significant management judgment and assumptions. Since the royalty-based contingent consideration payments are based on future revenues and linear payouts, management believes the use of the single scenario method is appropriate.

The fair value of all contingent consideration after the Merger Date is reassessed by us as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in our consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities and, accordingly, the resulting gain or loss that we record in our consolidated financial statements. See Note 5 to our consolidated financial statements included elsewhere in this Report.

Goodwill and intangible assets

In accordance with ASC 350, Intangibles – Goodwill and Other, in-process research and development projects acquired in a business combination that are not complete as of the acquisition date are capitalized and accounted for as indefinite-lived intangible assets until completion or abandonment of the related research and development efforts. Upon successful completion of the project, the capitalized amount is amortized over its estimated useful life. If a project is abandoned, all remaining capitalized amounts are written off immediately. We consider various factors and risks for potential impairment of IPR&D assets, including the current legal and regulatory environment, uncertainties posed by the ongoing COVID-19 pandemic and the competitive landscape. Adverse clinical trial results, significant delays or inability to obtain local determination coverage (“LCD”) from the Centers for Medicare and Medicaid Services (“CMS”) for Medicare reimbursement for a diagnostic test, the inability to bring a diagnostic test to market and the introduction or advancement of competitors’ diagnostic tests could result in partial or full impairment of the related intangible assets. Consequently, the eventual realized value of the IPR&D project may vary from its fair value at the date of acquisition, and IPR&D impairment charges may occur in future periods. During the period between completion or abandonment, the IPR&D assets will not be amortized but will be tested for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts.

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill, similar to IPR&D, is not amortized but is tested for impairment at least annually, or if circumstances indicate its value may no longer be recoverable. Qualitative factors considered in this assessment include industry and market conditions, overall financial performance, and other relevant events and factors affecting our business. Based on the qualitative assessment, if it is determined that the fair value of goodwill is more likely than not to be less than its carrying amount, the fair value of a reporting unit will be calculated and compared with its carrying amount and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value. We continue to operate in one segment and considered to be the sole reporting unit and, therefore, goodwill is tested for impairment at the enterprise level.

Accounting for warrants

We determine the accounting classification of warrants we issue, as either liability or equity classified, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate us to settle the warrants or the underlying shares by paying cash or other assets, and warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet the liability classification under ASC 480-10, we assess the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, we also assess whether the warrants are indexed to our common stock and whether the warrants are classified as equity under ASC 815-40 or other GAAP. After all such assessments, we conclude whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. We do not have any liability classified warrants as of any period presented. See Note 10 to our consolidated financial statements included elsewhere in this Report.

Stock-based compensation

We recognize compensation expense related to share-based payments in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for share-based payment awards made to directors and employees based on estimated fair values. We estimate the fair value of employee stock-based payment awards on the grant-date and recognize the resulting fair value over the requisite service period on a straight-line basis. For stock-based awards that vest only upon the attainment of one or more performance goals, compensation cost is recognized if and when we determine that it is probable that the performance condition or conditions will be, or have been, achieved. We utilize the Black-Scholes option pricing model for determining the fair value of stock options. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. For the years ended December 31, 2020 and 2019, we estimated the expected volatility using our own stock price volatility to the extent applicable or a combination of our stock price volatility and the stock price volatility of stock of peer companies, for a period equal to the expected term of the options. The expected term of options granted is based on our own experience and, in part, based upon the “simplified method” provided under Staff Accounting Bulletin, Topic 14, or SAB Topic 14, as necessary. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. Although the fair value of employee stock options is determined in accordance with FASB guidance, the key inputs and assumptions may change as we develop our own company estimates, experience and key inputs including our expected term, and stock price volatility based on the trading history of our stock in the public market. Changes in these subjective assumptions can materially affect the estimated value of equity grants and the stock-based compensation that we record in our consolidated financial statements.

Leases

We account for leases in accordance with ASC 842, Leases. We determine if an arrangement is a lease at inception. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. Under the available practical expedients for the adoption of ASC 842, we account for the lease and non-lease components as a single lease component. We recognize right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months in the consolidated balance sheet. ROU assets represent the right to use an underlying asset during the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when it is readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating leases are included as right-of-use assets in machinery and equipment, and ROU lease liabilities, current and long-term, in the consolidated balance sheets. Financing leases are included in machinery and equipment, and in financing lease liabilities, current and long-term, in the consolidated balance sheets. We disclose the amortization of our ROU assets and operating lease payments as a net amount, “Amortization of right-of-use assets and liabilities”, on the consolidated statements of cash flows.

On January 1, 2019, the adoption date of ASC 842, and based on the available practical expedients under the standard, we did not reassess any expired or existing contracts, reassess the lease classification for any expired or existing leases and reassess initial direct costs for exiting leases. We also elected not to capitalize leases that have terms of twelve months or less.

The adoption of ASC 842 did not have a material impact to our consolidated financial statements because we did not have any significant operating leases at the time of adoption. During the years ended December 31, 2020 and 2019, we entered into various operating leases and an embedded operating lease in accordance with ASC 842 discussed in Notes 4 and 14 to the consolidated financial statements included elsewhere in this Report. Our accounting for financing leases (previously referred to as “capital leases”) remained substantially unchanged.

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

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. We will recognize accrued interest and penalties, if any, related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of the financial statement periods presented herein. We account for uncertain tax positions by assessing all material positions taken in any assessment or challenge by relevant taxing authorities. We are currently unaware of any tax issues under review. See Note 12 to our consolidated financial statements included elsewhere in this Report.

Revenue recognition

Prior to January 1, 2020, we generated no revenues. Effective on January 1, 2020, we adopted the revenue recognition standard ASC Topic 606, Revenue from Contracts with Customers (ASC) 606. Pursuant to ASC 606, revenues are recognized when control of services performed is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. ASC 606 provides for a five-step model that includes, (i) identifying the contract with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue when, or as, an entity satisfies a performance obligation.

DetermaRx™ testing revenue

In the first quarter of 2020, we commercially launched DetermaRx™ and commenced performing tests on clinical samples through orders received from physicians, hospitals and other healthcare providers. In determining whether all of the revenue recognition criteria (i) through (v) above are met with respect to DetermaRx™ tests, each test result is considered a single performance obligation and is generally considered complete when the test result is delivered or made available to the prescribing physician electronically and, as such, there are no shipping or handling fees incurred by us or billed to customers. Although we bill a list price for all tests ordered and completed for all payer types, we recognize realized revenue on a cash basis rather than accrual basis when we cannot conclude that all the revenue recognition criteria have been met. Because this is a novel test and there are no current reimbursement arrangements with third-party payers other than Medicare, the transaction price represents variable consideration. Application of the constraint for variable consideration is an area that requires significant judgment. For all payers other than Medicare, we must take into account the uncertainty of receiving payment, or being subject to claims for refund, from payers with whom we do not have a sufficient payment collection history or contractual reimbursement agreements. Accordingly, for those payers, we expect to continue to recognize revenue on a cash basis until we have a sufficient history to reliably estimate payment patterns or have contractual reimbursement arrangements, or both, in place. In September 2020, we received a final pricing decision for DetermaRx™ from CMS and with Medicare coverage in effect, we commenced recognizing revenue when DetermaRx™ tests are performed for Medicare patients, or when payment was approved by Medicare in the case of certain tests performed prior to September 2020, rather than on a cash basis.

Pharma Services revenue

Through our Insight subsidiary we provide a range of molecular diagnostic services to pharmaceutical customers referred to as “Pharma Services” including testing for biomarker discovery, assay design and development, clinical trial support, and a broad spectrum of biomarker tests in Insight’s CLIA-certified laboratory. These Pharma Services are generally performed under individual scope of work (“SOW”) arrangements with specific deliverables defined by the customer. Pharma Services are generally performed on a time and materials basis. Upon completion of the service to the customer in accordance with the SOW, we have the right to bill the customer for the agreed upon price (either on a per test or per deliverable basis) and we recognize the pharma service revenue at that time. We generally identify each sale of its pharma service offering as a single performance obligation.

Completion of the service and satisfaction of the performance obligation under a SOW is typically evidenced by access to the report or test made available to the customer or any other form or applicable manner of delivery defined in the SOW. However, for certain SOWs under which work is performed pursuant to the customer’s highly customized specifications, we have the enforceable right to bill the customer for work completed, rather than upon completion of the SOW. For those SOWs, we recognize revenue over a period of time during which the work is performed using a formula that accounts for expended efforts, generally measured in labor hours, as a percentage of total estimated efforts for the completion of the SOW. As the performance obligation under the SOW is satisfied, any amounts earned as revenue and billed to the customer are included in accounts receivable. Any revenues earned but not yet billed to the customer as of the date of our consolidated financial statements are issued are recorded as contract assets and are included in prepaids and other current assets as of the financial statement date. Amounts recorded in contract assets are reclassified to accounts receivable in our consolidated financial statements when the customer is invoiced according to the billing schedule in the contract.

We establish an allowance for doubtful accounts based on the evaluation of the collectability of Pharma Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses and uncollectible accounts, if any, based upon historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts. As of December 31, 2020, we have not recorded any losses or allowance for doubtful accounts on accounts receivables from Pharma Services.

Cost of revenues

Cost of revenues generally consists of cost of materials, direct labor including benefits, bonus and stock-based compensation, equipment and infrastructure expenses, clinical sample related costs associated with performing Pharma Services and DetermaRx™ tests, and license fees due to third parties, and also includes amortization of acquired customer relationship intangible assets. Infrastructure expenses include depreciation of laboratory equipment, allocated rent costs, leasehold improvements and allocated information technology costs for operations at our CLIA laboratories. Costs associated with performing diagnostic tests and Pharma Services are recorded as the tests or services are performed regardless of whether revenue was recognized with respect to that test or pharma service. Royalties or revenue share payments for licensed technology calculated as a percentage of revenues or determined based on achieving certain aggregated amounts of revenues generated using the associated technology are recorded as expenses at the time the related revenues are recognized. As discussed above, we generated no revenues or cost of revenues prior to January 1, 2020.

Research and development expenses

Research and development expenses are comprised of costs incurred to develop technology, and include: salaries and benefits, including stock-based compensation; laboratory expenses, including reagents and supplies used in research and development laboratory work; infrastructure expenses, including allocated facility occupancy costs; and contract services and other outside costs. Indirect research and development expenses are allocated primarily based on headcount, as applicable, and include rent and utilities, common area maintenance, telecommunications, property taxes, and insurance. Research and development costs are expensed as incurred. For periods prior to January 1, 2020, indirect research and development expenses included overhead costs incurred and allocated by Lineage to us under the Shared Facilities Agreement as expenses that benefited or supported our research and development functions. The Shared Facilities Agreement was terminated as of December 31, 2019.

General and administrative expenses

General and administrative expenses include both direct expenses incurred by us and, prior to January 1, 2020, indirect overhead costs incurred by Lineage and allocated to us under the Shared Facilities Agreement as expenses that benefited or supported our general and administrative functions. Direct general and administrative expenses consist primarily of: compensation and related benefits, including stock-based compensation, for executive and corporate personnel; professional and consulting fees; rent and utilities; common area maintenance; telecommunications; property taxes; and insurance. Indirect general and administrative expenses allocated by Lineage to us under the Shared Facilities Agreement, which was terminated as of December 31, 2019, were primarily based on headcount or space occupied, as applicable, and include costs for financial reporting and compliance, rent and utilities, common area maintenance, telecommunications, property taxes, and insurance.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel costs and related benefits, including stock-based compensation, trade show expenses, branding and positioning expenses, and consulting fees. Sales and marketing expenses also include indirect expenses for applicable overhead allocated based on headcount, and include allocated costs for rent and utilities, common area maintenance, telecommunications, property taxes, and insurance. Prior to January 1, 2020, a portion of the expenses allocated by Lineage under the Shared Facilities Agreement were designated by us as sales and marketing expenses to the extent we determined that such expenses were fairly allocable to sales and marketing functions, including overhead.

Results of Operations

The ongoing global outbreak of COVID-19, and the various attempts throughout the world to contain it, have created significant financial volatility, economic uncertainty, and changes to the way Oncocyte conducts certain aspects of its operations. The COVID-19 pandemic has had, and may continue to have, significant effects on our operations, ability to generate revenues, and financing activities. In response to government directives and guidelines, health care advisories and employee and other concerns, a number of our employees have had to work remotely from home and those on site have had to follow our social distance guidelines, which could impact their productivity. Travel and visits related to our business and business meetings, including planned or expected travel and in-person meetings to market DetermaRx™, have been eliminated or severely curtailed. Although employee absenteeism due to COVID-19 illness has not had an adverse impact on our operations as of the date of this Report, we face the risk of losing, at least temporarily, the services of employees if they become ill.

The consequences of the COVID-19 pandemic have led to uncertainties related to our growth and our ability to forecast the demand for our diagnostic testing and Pharma Services and resulting revenues, as we have not had time to establish a base of customers, revenues or other relevant trends prior to the outbreak of COVID-19. We had no commercial revenues until the first quarter of 2020 when we launched our first commercial diagnostic test, DetermaRx™, and acquired the Pharma Services business of Insight. We had expected that initial DetermaRx™ revenues would be constrained by the lack of Medicare coverage. CMS Medicare reimbursement pricing approval for DetermaRx™ did not become effective until September 2020. Deferrals in lung cancer surgeries due to COVID-19 may have reduced demand for DetermaRx™, but because of the lack of historical DetermaRx™ revenues, with and without Medicare reimbursement, we are unable to determine the extent to which the deferral of those surgeries impacted our DetermaRx™ revenues. Resurgences in COVID-19 cases could cause additional deferrals of lung cancer surgeries during the course of the pandemic. The lack of in-person interaction with healthcare providers for our promotion of the use of DetermaRx™ has also placed a constraint on our ability to market that test, but we cannot determine the extent to which that has impacted our revenues due to the absence of historical revenues. Similarly, our Pharma Services revenues commenced with our acquisition of Insight during the first quarter of 2020, and because we do not have a prior history of Pharma Services revenues we cannot assess how COVID-19 may have impacted those revenues, although we are aware that certain planned clinical trials of new pharmaceuticals for which we had expected to provide Pharma Services were delayed due to the pandemic.

The pandemic is affecting our revenue-generating activities. During the COVID-19 pandemic, we have not been, and may not be, able to maintain our preferred level of physician or customer outreach and marketing of our diagnostic testing and Pharma Services, which could negatively impact our potential new customers’ interest in our tests and services. Even if government and other COVID-19 related restrictions are relaxed and lung cancer surgeries are performed at or close to pre-pandemic levels, any growth and anticipated adoption of our diagnostic tests may not occur. Although we have not yet experienced COVID-19 related supply chain disruptions impacting our testing capacity, if the vendors of equipment and reagents used in our diagnostic laboratories experience supply, operational, or financial disruptions due to the COVID-19 pandemic, we could experience supply constraints in the future that could cause increased costs or delays in performing DetermaRx™ tests and Pharma Services and in continuing the development of new diagnostic tests.

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

Revenues for the Year Ended December 31, 2020

The year ended December 31, 2020 is the first year in which we generated revenues. We currently derive our revenues from Pharma Services generated by our wholly owned subsidiary, Insight, which we acquired on January 31, 2020, and from the sale of our novel lung cancer stratification test, DetermaRx™, which we commercially launched in early 2020.

The following table shows our revenues for the years ended December 31, 2020 (in thousands).

Year Ended
December 31, 2020
Revenues	$1,216

Under U.S. generally accepted accounting principles, we may not recognize revenues even if we have performed the diagnostic tests we have commercialized until we have contracts for reimbursement from third-party payers and a history of experience of cash collections for the tests we perform. Until we develop that experience or have the contracts in place with payers or Medicare or other insurance coverage for a test, we recognize revenue on a cash basis for the tests that we perform. In September 2020, we received a final pricing decision for our DetermaRx™ test from CMS and commenced recognizing revenue on an accrual basis when DetermaRx™ tests are performed for Medicare covered patients, or when payment was approved by Medicare in the case of certain tests performed prior to September 2020, rather than on a cash basis. All other payers for the DetermaRx™ test are currently recognized on a cash basis. For financial accounting purposes, regardless of when, or whether, revenues may be recognized, we incurred and accrued costs of revenues and other operating expenses discussed below related to any services we perform. Our ability to increase our testing revenue for DetermaRx™ will depend on our ability to penetrate the market and obtain coverage from additional third-party payers.

Despite COVID adversely impacting the number of surgeries performed, DetermaRx™ testing volume grew quarter over quarter in the first year of launch driven by our rapid pivot to virtual engagements of physicians via targeted educational programs, key opinion leader or KOL webinars, continuing medical education programs, and virtual molecular tumor boards attended by over 3000 medical professionals, including thoracic surgeons, medical oncologists, pathologists and nurse navigators. Following our commercial launch in the first quarter of 2020, DetermaRx™ tests ordered during the second, third and fourth quarter of 2020 were 64,175 and 238, respectively.

Pharma Services revenues in the fourth quarter of 2020 were lower sequentially when compared to the third quarter of 2020 due to delays in customer projects resulting from the COVID surge, causing those projects to be carried over into the first half of 2021. Pharma services are generally performed on a time and materials basis. Upon our completion of the service to the customer in accordance with the contract, we have the right to bill the customer for the agreed upon price (either on a per test or per deliverable basis) and recognize the pharma services revenue at that time, on an accrual basis.

The following table presents the percentage of consolidated revenues attributable to products or services classes that represent greater than ten percent of consolidated revenues:

Year Ended
December 31, 2020
DetermaRx™	45%
Pharma Services	55%
Total	100%

The following table presents the percentage of consolidated revenues received from unaffiliated customers that individually represent greater than ten percent of consolidated revenues:

Year Ended
December 31, 2020
Medicare for DetermaRx™	40%
Pharma Services Company A	23%
Pharma Services Company B	12%

Costs and Operating Expenses

The following tables show our costs and operating expenses for the years ended December 31, 2020 and 2019 (in thousands).

	Year Ended December 31,		$ Increase/	$ Increase/
	2020	2019	(Decrease)	(Decrease)
Cost of revenues	$1,855	$-	$1,855	n/a
Research and development expenses	9,800	6,794	3,006	44%
General and administrative expenses	16,788	13,281	3,507	26%
Sales and marketing expenses	6,494	2,164	4,330	200%

Cost of revenues

The cost of revenues for the year ended December 31, 2020 were primarily incurred from performing our DetermaRx™ tests and Pharma Services. Oncocyte generated no cost of revenues prior to January 1, 2020 because did not perform revenue generating tests and services during prior years. Cost of revenues for performing our DetermaRx™ novel test include all tests we performed regardless of payer type.

We expect the cost of DetermaRx™ testing to generally increase in line with the increase in the number of tests we perform, even if we have no corresponding revenues. We expect that our cost per test to decrease modestly over time due to the efficiencies we may gain if testing volume increases, and from automation and other cost reductions. There can be no assurance, however, that any of these efficiencies or cost savings will be achieved. Cost of revenues for Pharma Services will vary depending on the nature, timing, and scope of customer projects.

Research and development expenses

Research and development expenses for the year ended December 31, 2020 increased to $9.8 million from $6.8 million during 2019, an increase of $3.0 million primarily attributable to personnel and related expenses, including noncash stock-based compensation expense. Personnel and related expenses for the year ended December 31, 2020 include $0.4 million in cash-based severance charges and $0.2 million in accelerated noncash stock-based compensation expenses recorded during the third quarter as part of the partial reduction in force plan and salary reduction agreements we instituted in September 2020.

We expect to continue to incur a significant amount of research and development expenses during the foreseeable future. Although we have terminated development work for our DetermaDx product line, we will continue development of DetermaIO™, DetermaTx™, and DetermaMx™, clinical trials to promote commercialization of DetermaRx™, and development of our planned DetermaCNI™ test if we complete the Chronix merger. Our future research and development efforts and expenses will also depend on the amount of capital that we are able to raise to finance those activities and whether we acquire rights to any new diagnostic tests. A portion of our costs for leasing and operating our CLIA laboratories in California and Tennessee, and in Germany if we complete the Chronix merger, will also be included in research and development expenses to the extent allocated to the development of our diagnostic tests.

The COVID-19 global pandemic has negatively impacted, and is expected to continue to negatively impact, patient recruitment for clinical trials necessary for us to promote the use of DetermaRx™ by physicians, and clinical trials of immunotherapies by pharma companies that may use DetermaIO™ in selecting patients for their trials. We believe that our planned DetermaRx™ clinical trials are critical to gaining physician adoption and driving favorable coverage decisions by private payers, and we expect our investment in the DetermaRx™ clinical trial to increase over time. We may also commence our own clinical trials of DetermaIO™ if we develop that diagnostic test to the point where we determine that its use as a clinical diagnostic appears to be feasible.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2020 increased to $16.8 million from $13.3 million during 2019, an increase of $3.5 million primarily attributable to personnel and related expenses, including noncash stock-based compensation expense. Personnel and related expenses for the year ended December 31, 2020 include a $0.9 million cash-based severance charges and $0.5 million in accelerated noncash stock-based compensation expenses recorded during the third quarter as part of the partial reduction in force plan and salary reduction agreements we instituted in September 2020.

We are no longer receiving services or use of facilities from Lineage under the Shared Facilities Agreement. We have hired our own accounting and administrative personnel and we are now bearing the full cost of their compensation and employee benefits, and we have acquired our own leased office and laboratory facilities and are bearing directly lease and other operating costs related to those facilities. Our general and administrative expenses increased during 2020 as we replaced services from Lineage with services from our own employees and leased and operated our own office and laboratory facilities.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2020 increased to $6.5 million from $2.2 million during 2019. This $4.3 million increase is primarily attributable to: $3.4 million in personnel and related expenses, including noncash stock-based compensation expense; $0.5 million in marketing and consulting expenses, including travel and related expenses primarily for the commercialization of DetermaRx™, and $0.5 million in allocation of facility, insurance, and information technology expenses.

In January 2020, we hired our first six sales representatives and trained them for the market launch of DetermaRxTM all of whom have extensive experience selling high value oncology molecular tests, and a medical educator who is a board-certified genetic counselor. The product was launched to seven Early Adopter Sites in February to establish and test our CLIA lab protocols and workflows, gain customer feedback on the final patient report and validate our logistical plan for sample transport. The decision was made to enter a full market launch in late February after successful validation of our processes, and full engagement started in early March. To expand our customer base for DetermaRx™, we have hired a limited sales force in focused regions of the country to identify and target hospitals and physicians that perform a high volume of surgical resections. Unfortunately, the COVID pandemic severely impacted our sales forces’ ability to engage new accounts and surgeons in person at the critical early phase of full market launch. In late March 2020, our medical education team pivoted to a virtual training program and began to offer medical education events over virtual calls and video meetings which allowed our sales representatives to set up virtual presentations to educate physicians about DetermaRxTM. As of the filing of this Report, we continue to rely on the virtual programs since our sales professionals have limited in person access to hospitals and surgical or oncologist’s offices.

We expect to continue to incur a significant amount of sales and marketing expenses during the foreseeable future as we continue to market and sell DetermaRx™ and, if we successfully complete product development, begin commercialization efforts for DetermaIO™ as a clinical test. Sales and marketing expenses will also increase if we successfully develop and begin commercializing DetermaTx™ and DetermaMx™ or acquire and commercialize other diagnostic tests including DetermaCNI™. Our sales and marketing efforts, and the amount of related expenses that we will incur in the near term, will largely depend upon the degree of success we have in commercializing DetermaRx™, and whether we can successfully complete the development and commercialization of DetermaIO™ and our other planned clinical tests. Our commercialization efforts and expenses will also depend on the amount of capital that we are able to raise to finance commercialization of our diagnostic tests. Our future expenditures on sales and marketing will also depend on the amount of revenue that those efforts are likely to generate. Because physicians are more likely to prescribe a test for their patients if the cost is covered by Medicare or health insurance, demand for our diagnostic tests and our expenditures on sales and marketing are likely to increase if our diagnostic or other tests qualify for reimbursement by Medicare or private health insurance companies.

Change in fair value of contingent consideration

We will pay contingent consideration if various payment milestones are triggered under the merger agreement through which we acquired Insight. See Note 5 to our consolidated financial statements included in this Report. Changes in the fair value of the contingent consideration will be based on our reassessment of the key assumptions underlying the determination of this liability as changes in circumstances and conditions occur from the Insight acquisition date to the reporting period being presented, with the subsequent change in fair value recorded as part of our consolidated loss from operations for that period. For the year ended December 31, 2020, we recorded an unrealized gain of approximately $4.0 million related to the decrease in the fair value of contingent consideration primarily attributable to a revised estimate of the timing of the possible future payouts.

Other income and expenses, net

Other income and expenses, net, is primarily comprised of interest income and interest expenses, net, pro rata loss from our equity method investment in Razor, and unrealized gains and losses on Lineage and AgeX Therapeutics, Inc. (“AgeX”) marketable equity securities we hold. Interest income is earned from money market funds we hold for capital preservation. Interest expense was incurred under our loan payable to the Silicon Valley Bank, our loan from the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) and under financing lease obligations. Interest expense, net, reflects the interest expense incurred on our loans and financing obligations in excess of interest income earned from money market accounts.

For the year ended December 31, 2020, we recorded interest expense, net, of $0.3 million from our loans and financing leases. For the year ended December 31, 2019, we recorded interest income, net, of $0.3 million mainly from our money market fund investments for capital preservation. For the year ended December 31, 2020, we recorded $0.3 million of unrealized gain from the fair market value increase of the marketable equity securities we hold in shares of Lineage and AgeX common stock, and for the year ended December 31, 2019, we recorded an insignificant amount of unrealized loss from the fair market value decrease of those marketable equity securities. We did not sell any marketable securities during any of the periods presented. As of December 31, 2020 and 2019, we held marketable equity securities with a total fair market value of $0.7 million and $0.4 million, respectively.

Our $11.245 million equity method investment in Razor that we made in September 2019, plus the $4.0 million Razor milestone payment we made in June 2020, are being amortized over a 10-year useful life from the investment date, and that amortization, including our pro rata share of Razor’s losses, is included in other income and expenses, net, as a pro rata loss in our equity method investment in Razor. The loss of $1.5 million that we recognized in 2020 reflects a combination of the amortization of our investment balance and our pro rata share of losses recognized by Razor for its operating results for the year ended December 31, 2020.

Income taxes

As of December 31, 2020, we had net operating loss carryforwards of approximately $119.7 million for U.S. federal income tax purposes and $73.6 million for state income tax purposes. Federal net operating losses generated on or prior to December 31, 2017, expire in varying amounts between 2027 and 2037, while federal net operating losses generated after December 31, 2017, carryforward indefinitely. The state net operating losses expire in varying amounts between 2022 and 2040. We also have capital loss carryforwards for federal and state income tax purposes of $0.3 million each, which expire in 2022.

As of December 31, 2020, we had research and development credit carryforwards for federal and state purposes of $1.8 million and $1.7 million, respectively. The federal credits will expire between 2030 and 2040, while the state credits have no expiration.

In connection with the acquisition of Insight discussed in Note 5 to our consolidated financial statements included elsewhere in this Report, and in accordance with business combination accounting standards, a change in the acquirer’s valuation allowance that stems from a business combination should be recognized as an element of the acquirer’s income tax expense or benefit in the period of the acquisition. Accordingly, for the year ended December 31, 2020, we recorded a $1.25 million partial release of our valuation allowance with a corresponding income tax benefit stemming from the deferred tax liabilities generated by the acquired Insight in-process research and development and customer relationships intangible assets.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Other than the partial release discussed above for the year ended December 31, 2020, we established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. Accordingly, due to losses incurred for all periods presented, we did not record any provision or benefit for income taxes except for the tax benefit recorded in connection with the Insight acquisition discussed above.

Liquidity and Capital Resources

We finance our operations primarily through the sale of our common stock. We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $123.7 million at December 31, 2020. We expect to continue to incur operating losses and negative cash flows for the near future.

At December 31, 2020, we had $7.1 million of cash and cash equivalents and held shares of Lineage and AgeX common stock as marketable equity securities valued at $0.7 million. During January and February 2021 we raised an additional $69.6 million through the sale of shares of our common stock in public offerings, including $37.5 million during February 2021 in an underwritten public offering led by Piper Sandler & Co., $25 million during January through a registered direct offering to certain institutional investors that were previous investors in our common stock offerings, $6.3 million during January through sales of our common stock in “at-the-market” transactions through an Equity Distribution Agreement with Piper Sandler & Co., and $0.8 million through the exercise of stock purchase warrants that we had issued and sold during a prior period. In addition to applying a portion of our cash on hand to paying operating expenses, we used $10 million of the cash we raised to complete our acquisition of Razor during February 2021. We believe that our current cash, cash equivalents, and marketable equity securities are sufficient to finance our current operations through at least twelve months from the issuance date of the consolidated financial statements included in this Report.

On October 17, 2019, we refinanced our loan with Silicon Valley Bank (the “Bank”) as further discussed in Note 9 to our consolidated financial statements included elsewhere in this Report. The outstanding principal amount of the loan, with interest accrued, the final payment fee, and the prepayment fee may become due and payable prior to the applicable maturity date if an “Event of Default” as defined in the Loan and Security Agreement, as amended governing the loan (the “Loan Agreement”) occurs and is not cured within any applicable cure period. Upon the occurrence and during the continuance of an Event of Default, all obligations due to the Bank will bear interest at a rate per annum which is 5% above the then applicable interest rate. An Event of Default includes, among other events, failure to pay interest and principal when due, material adverse changes, which include a material adverse change in Oncocyte’s business, operations, or condition (financial or otherwise), failure to provide the bank with timely consolidated financial statements and copies of filings with the SEC, as required, legal judgments or pending or threatened legal actions of $50,000 or more, insolvency, and delisting from the national securities exchange on which our common stock trades. Oncocyte’s obligations under the Loan Agreement are collateralized by substantially all of its assets other than intellectual property such as patents and trade secrets that Oncocyte owns. Accordingly, if an Event of Default were to occur and not be cured, the Bank could foreclose on its security interest in the collateral. We are in compliance with the Loan Agreement, as amended, as of the filing date of this Report.

During April, 2020, we obtained a U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loan in the principal amount of $1,140,930 from the Bank. The PPP loan bears interest at a rate of 1% per annum and matures on April 23, 2022. Under the provisions of the PPP loan, the principal amount and accrued interest on the PPP loan is subject to forgiveness by the Bank through the SBA. Our loan forgiveness application is pending as of the date of this Report. Although the terms of the PPP loan obligated us to make monthly payments of principal and interest starting in November 2020, each in such equal amount required to fully amortize the principal amount outstanding on the PPP loan by the maturity date, we have not been billed or charged for any repayment amounts on the PPP loan because of our loan forgiveness application pending status. We continue to accrue interest on the PPP loan and there can be no assurance that any part of the PPP loan will be forgiven.

We expect that our operating expenses will increase as we build our marketing and sales force and add new equipment and personnel to our CLIA laboratories to commercialize DetermaRx™, followed by DetermaIO™ for clinical use and other diagnostic tests in our pipeline after development is completed, including DetermaCNI if we complete the Chronix merger. Although we intend to market our diagnostic tests in the United States through our own sales force, we are also beginning to make marketing arrangements with distributors in other countries. We may also explore a range of other commercialization options in order to enter overseas markets and to reduce our capital needs and expenditures, and the risks associated the timelines and uncertainty for attaining the Medicare reimbursement approvals that will be essential for the successful commercialization of additional cancer diagnostic tests. Those alternative arrangements could include marketing arrangements with other diagnostic companies through which we might receive a licensing fee and royalty on sales, or through which we might form a joint venture to market one or more tests and share in net revenues, in the United States or abroad.

In addition to sales and marketing expenses we will incur expenses from leasing and improving our new office and laboratory facilities in Irvine California, and from operating our CLIA laboratories in Brisbane, California and Nashville, Tennessee and our planned CLIA laboratory at our Irvine facility.

We will need to continue to raise additional capital to finance our operations, including the development and commercialization of our diagnostic tests, and making payments that may become due under our obligations to Razor shareholders and Insight shareholders, until such time as we are able to generate sufficient revenues to cover our operating expenses. Delays in the development of DetermaIO™, or obtaining reimbursement coverage from Medicare for that diagnostic test and for the other diagnostic tests that we may develop or acquire, could prevent us from raising sufficient additional capital to finance the completion of development and commercial launch of those tests. Investors may be reluctant to provide us with capital until our tests are approved for reimbursement by Medicare or reimbursement by private healthcare insurers or healthcare providers, or until we begin generating significant amounts of revenue from performing those tests. The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Sales of additional equity securities could result in the dilution of the interests of our shareholders. We cannot assure that adequate financing will be available on favorable terms, if at all.

Our ability to generate revenues from operating activities and the availability of financing may be adversely impacted by the COVID-19 pandemic which could continue to cause deferrals of cancer surgeries that might otherwise have resulted in the utilization of DetermaRx™, or could cause the deferral of clinical development of therapies that might otherwise have resulted in the utilization of DetermaIO™ or our Pharma Services. The commercial release of DetermaRx™ and our acquisition of the Insight Pharma Services business during the COVID-19 pandemic has rendered it more difficult for prospective investors to forecast the demand for our diagnostic testing and Pharma Services and to assess our opportunities for growth. Although the deployment of the recently developed vaccines may quell the impact of COVID-19, the pandemic could continue to depress national and international economies and disrupt capital markets, supply chains, and aspects of our operations for a period of time, all of which may render it more difficult for us to secure additional financing when needed. The extent to which the ongoing COVID-19 pandemic will ultimately impact our business, results of operations, financial condition, or cash flows is highly uncertain and difficult to predict because it will depend on many factors that are outside of our control, such as the duration, scope and severity of the pandemic, steps required or mandated by governments to mitigate the impact of the pandemic, and whether COVID-19 can be effectively prevented and contained by the new vaccines, and whether effective treatments may be developed. We do not yet know the extent to which COVID-19 will negatively impact our financial results or liquidity.

Cash used in operating activities

During the years ended December 31, 2020 and 2019, our total research and development expenses were $9.8 million and $6.8 million, respectively, our general and administrative expenses were $16.8 million and $13.3 million, respectively, and our sales and marketing expenses were $6.5 million and $2.2 million, respectively, and we also incurred $1.9 million in cost of revenues in the year 2020. Net loss for the years ended December 31, 2020 and 2019 amounted to $29.9 million and $22.4 million, respectively, and net cash used in operating activities amounted to $26.0 million and $19.7 million, respectively. Our cash used in operating activities during 2020 does not include the following noncash items: $5.1 million in stock-based compensation; $4.0 million in gain from the change in fair value of contingent consideration; $2.5 million in depreciation and amortization expenses, including a $0.4 million noncash impairment charge for long-lived assets; $1.5 million in pro rata loss from our equity method investment in Razor; and a $1.3 million income tax benefit associated with a partial release of our valuation allowance stemming from our acquisition of Insight. Changes in working capital were approximately $0.4 million as an additional source of cash.

Cash used in investing activities

During the year ended December 31, 2020, net cash used in investing activities was $11.7 million, primarily attributable to the $6.2 million cash portion of the consideration paid for the acquisition of Insight in January 2020, net of cash acquired; a $4.0 million CMS pricing milestone payment to Razor; $1.2 million paid for the purchase of furniture and equipment; and $0.3 million of deposits and exclusivity payments to Chronix, as part of a merger agreement, which will be offset against the total consideration payable upon completion of the merger.

Cash provided by financing activities

During the year ended December 31, 2020, cash provided by financing activities was $22.8 million. primarily attributable to $20.7 million of net cash proceeds from the sale of shares of common stock, including $2.4 million of net cash proceeds from at-the-market transactions, $1.4 million from exercises of stock options, and the $1.1 million we borrowed under the Paycheck Protection Program, offset by repayments of principal on loans payable and financing lease obligations of $0.4 million. See Note 9 to our consolidated financial statements included elsewhere in this Report.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

OncoCyte Corporation

Irvine, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OncoCyte Corporation (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ OUM & CO. LLP

San Francisco, California

March 19, 2021

We have served as the Company’s auditor since 2015.

Item 8. Financial Statements and Supplementary Data

ONCOCYTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,143	$22,072
Accounts receivable	203	-
Marketable equity securities	675	379
Prepaid expenses and other current assets	1,205	505
Total current assets	9,226	22,956

NONCURRENT ASSETS
Right-of-use assets, machinery and equipment, net and construction in progress	6,524	3,728
Equity method investment in Razor	13,417	10,964
Goodwill	9,187	-
Intangibles, net	15,009	-
Deposits and other noncurrent assets	2,056	2,211
TOTAL ASSETS	$55,419	$39,859

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Amount due to Lineage and affiliates	$-	$6
Accounts payable	432	469
Accrued expenses and other current liabilities	5,752	2,610
Loan payable, current	2,390	1,125
Right-of-use and financing lease liabilities, current	422	230
Total current liabilities	8,996	4,440

NONCURRENT LIABILITIES
Loan payable, net of deferred financing costs, noncurrent	1,508	1,905
Right-of-use and financing lease liabilities, noncurrent	4,312	2,676
Contingent consideration liabilities	7,120	-
TOTAL LIABILITIES	21,936	9,021

Commitments and contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value, 150,000 shares authorized; 69,117 and 57,032 shares issued and outstanding at December 31, 2020 and 2019, respectively	157,160	124,583
Accumulated deficit	(123,677)	(93,745)
Total shareholders’ equity	33,483	30,838
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,419	$39,859

The accompanying notes are an integral part of these consolidated financial statements.

ONCOCYTE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019
REVENUE
Total revenues	$1,216	$-

OPERATING EXPENSES
Cost of revenues	1,855	-
Research and development	9,800	6,794
General and administrative	16,788	13,281
Sales and marketing	6,494	2,164
Change in fair value of contingent consideration	(4,010)	-
Total costs and operating expenses	30,927	22,239

Loss from operations	(29,711)	(22,239)

OTHER INCOME (EXPENSES), NET
Loss on extinguishment of debt	-	(153)
Interest income (expense), net	(252)	299
Unrealized gain (loss) on marketable equity securities	297	(49)
Pro rata loss from equity method investment in Razor	(1,547)	(281)
Other income (expenses), net	27	(3)
Total other expenses, net	(1,475)	(187)

LOSS BEFORE INCOME TAXES	(31,186)	(22,426)

Income tax benefit	1,254	-

NET LOSS	$(29,932)	$(22,426)

Net loss per share; basic and diluted	$(0.46)	$(0.44)

Weighted average shares outstanding; basic and diluted	65,478	51,296

The accompanying notes are an integral part of these consolidated financial statements.

ONCOCYTE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2020	2019

NET LOSS	$(29,932)	$(22,426)
Other comprehensive loss, net of tax	-	-
COMPREHENSIVE LOSS	$(29,932)	$(22,426)

The accompanying notes are an integral part of these consolidated financial statements.

ONCOCYTE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Loss	Deficit	Equity
BALANCE AT DECEMBER 31, 2018	40,664	$74,742	$-	$(71,319)	$3,423
Net loss	-	-	-	(22,426)	(22,426)
Stock-based compensation	-	2,995	-	-	2,995
Sale of common shares	15,793	48,850	-	-	48,850
Financing costs paid to issue common shares	-	(3,317)	-	-	(3,317)
Exercise of stock options	575	943	-	-	943
Issuance of warrants	-	370	-	-	370
BALANCE AT DECEMBER 31, 2019	57,032	$124,583	$-	$(93,745)	$30,838
Net loss	-	-	-	(29,932)	(29,932)
Stock-based compensation	-	5,066	-	-	5,066
Sale of common shares	8,257	18,343	-	-	18,343
Financing costs paid to issue common shares	-	(58)	-	-	(58)
Sale of common shares under at-the-market transactions	1,137	2,732	-	-	2,732
Financing costs for at-the-market sales	-	(82)	-	-	(82)
Exercise of stock options	680	1,422	-	-	1,422
Shares issued upon vesting of RSU, net of shares retired to pay employees’ taxes	13	(15)	-	-	(15)
Issuance of common stock in lieu of cash for payment of board fees and deferred salaries	82	169	-	-	169
Issuance of common stock as partial consideration for Insight Genetics, Inc. acquisition	1,916	5,000	-	-	5,000
BALANCE AT DECEMBER 31, 2020	69,117	$157,160	$-	$(123,677)	$33,483

The accompanying notes are an integral part of these consolidated financial statements.

ONCOCYTE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,932)	$(22,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	313	344
Amortization of intangible assets	81	-
Amortization of right-of-use assets and liabilities	1,504	7
Impairment charge for long-lived assets	422	-
Pro rata loss from equity method investment in Razor	1,547	281
Amortization of prepaid maintenance	74	37
Stock-based compensation	5,066	2,995
Unrealized (gain) loss on marketable equity securities	(297)	49
Amortization of debt issuance costs	102	59
Loss on extinguishment of debt	-	153
Warrants issued for advisory services	-	234
Change in fair value of contingent consideration	(4,010)	-
Deferred income tax benefit	(1,254)	-
Other	5	107
Changes in operating assets and liabilities:
Accounts receivable	(182)	-
Amount due to Lineage and affiliates	(6)	(2,094)
Prepaid expenses and other current assets	(267)	(202)
Accounts payable and accrued liabilities	854	741
Net cash used in operating activities	(25,980)	(19,715)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Insight Genetics, net of cash acquired	(6,189)	-
Deposits paid for the Chronix merger agreement	(325)	-
Equity method investment in Razor	(4,000)	(11,245)
Purchases of furniture and equipment	(1,227)	(918)
Security deposit and other	(7)	(252)
Net cash used in investing activities	(11,748)	(12,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,445	943
Proceeds from sale of common shares	18,343	48,850
Financing costs to issue common shares	(58)	(3,288)
Proceeds from sale of common shares under at-the-market transactions	2,462	-
Financing costs for at-the-market sales	(74)	-
Common shares received and retired for employee taxes paid	(14)	-
Proceeds from refinance of bank loan	-	3,000
Payoff of principal and bank fees from refinancing of bank loan	-	(516)
Repayment of principal of loan payable prior to refinancing	(375)	(667)
Repayment of financing lease obligations	(71)	(454)
Proceeds from PPP loan	1,141	-
Net cash provided by financing activities	22,799	47,868

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(14,929)	15,738
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the year	23,772	8,034
At end of the year	$8,843	$23,772

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$209	$171

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Common stock issued for acquisition of Insight Genetics	5,000	-
Initial fair value of contingent consideration at acquisition date	11,130	-
Holdback liability	600	-
Construction in progress, machinery and equipment purchases included in accounts payable, accrued liabilities and landlord liability	2,049	-
Accounts receivable from agent for at-the-market sales of common stock, net of financing costs	262	-
Issuance of common stock in lieu of cash for payment of board fees and deferred salaries	169	-
Deferred final commitment fee for bank loan	-	200
See Note 14 for additional disclosures around leases

The accompanying notes are an integral part of these consolidated financial statements.

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

Oncocyte’s first product for commercial release is a proprietary treatment stratification test called DetermaRx™ that identifies which patients with early stage non-small cell lung cancer may benefit from chemotherapy, resulting in a significantly higher, five-year survival rate. Through December 31, 2020, Oncocyte held a 25% equity interest in Razor Genomics, Inc. (“Razor”), a privately held company, that has developed and licensed to Oncocyte the lung cancer treatment stratification laboratory test that Oncocyte is commercializing as DetermaRx™. Oncocyte has an option to acquire all of the outstanding shares of Razor common stock from the Razor stockholders(see Notes 7 and 15).

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

Other tests in the development pipeline include DetermaTx™, a test intended to compliment DetermaIO™ by assessing the mutational status of a tumor to help identify the appropriate targeted therapy. Oncocyte also plans to initiate the development of DetermaMx™ as a blood-based test to monitor cancer patients for recurrence of their disease. Oncocyte plans to add to its diagnostic test pipeline the TheraSure™-CNI Monitor, a patented, blood-based test for immunotherapy monitoring, through a merger with the developer of the test Chronix Biomedical, Inc. (“Chronix”) (see Note 15).

Liquidity

Oncocyte has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $123.7 million as of December 31, 2020. Oncocyte expects to continue to incur operating losses and negative cash flows for the foreseeable future. Oncocyte did not generate revenues from its operations prior to the first quarter of 2020, and revenues for the year ended December 31, 2020 were not sufficient to cover Oncocyte’s operating expenses for that period. Oncocyte finances its operations primarily through the sale of shares of its common stock. Oncocyte was formerly a subsidiary of Lineage Cell Therapeutics, Inc. (“Lineage”) and Lineage provided Oncocyte with accounting, billing, bookkeeping, payroll, treasury, payment of accounts payable, and other similar administrative services, and the use of Lineage office and laboratory facilities, under a Shared Facilities and Services Agreement (the “Shared Facilities Agreement”), which was terminated as to all services on September 30, 2019, and as to all use of facilities on December 31, 2019 (see Note 8). Lineage’s ownership interest in Oncocyte has decreased to below 5% and Lineage no longer exercises significant influence over the operations and management of Oncocyte.

As of December 31, 2020, Oncocyte had $7.1 million of cash and cash equivalents and held Lineage and AgeX Therapeutics, Inc. (“AgeX”) common stock as marketable equity securities with a combined fair market value of $0.7 million. On March 20, 2020, Oncocyte entered into an Equity Distribution Agreement with Piper Sandler & Co as “Sales Agent” (“ATM Agreement”) which Oncocyte may utilize in the future to raise up to $25 million of additional equity capital through the sale of shares of its common stock in “at the market” transactions. Oncocyte raised $69.6 million of additional capital through sales of its common stock during January and February 2021, which included sales through the ATM Agreement (see Note 15). A portion of the capital raised was used to purchase the outstanding Razor common stock form Razor stockholders (see Note 15). Oncocyte believes that its current cash, cash equivalents and marketable equity securities are sufficient to carry out current operations through at least twelve months from the issuance date of the consolidated financial statements included in this Report.

On April 23, 2020, Oncocyte obtained a U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loan in the principal amount of $1,140,930 from Silicon Valley Bank (the “Bank”). The PPP loan bears interest at a rate of 1% per annum (see Note 9) and matures on April 23, 2022. The principal amount and accrued interest on the PPP loan is subject to forgiveness by the Bank through the SBA under the provisions of the PPP loan program. Oncocyte’s application for forgiveness of principal and accrued interest for the PPP loan is pending as of the date of this Report. Although Oncocyte was obligated to make monthly payments of principal and interest on the PPP loan commending in November 2020, each in such equal amount required to fully amortize the principal amount outstanding by the maturity date, Oncocyte has not been billed or charged for any payments for the PPP loan because of its loan forgiveness application status pending. Oncocyte continues to accrue interest on the PPP loan and there can be no assurance that any part of the PPP loan will be forgiven.

Oncocyte will need to raise additional capital to finance its operations, including the development and commercialization of its cancer diagnostic tests, until such time as it is able to generate sufficient revenues from the commercialization of one or more of its cancer diagnostic tests and performing Pharma Services to cover its operating expenses. Presently, Oncocyte is devoting substantially all of its efforts on initial commercialization efforts for DetermaRx™ and completing development and planning commercialization of its cancer diagnostic test DetermaIO™, although DetermaIO™ is currently available for biopharma diagnostic development and research use only as a companion test in immunotherapy drug development to select patients for clinical trials. While Oncocyte plans to primarily market its diagnostic tests in the United States through its own sales force, it is also beginning to make marketing arrangements with distributors in other countries. In order to reduce capital needs and to expedite the commercialization of any new diagnostic tests that may become available for clinical use, Oncocyte may also pursue marketing arrangements with other diagnostic companies through which Oncocyte might receive licensing fees and royalty on sales, or through which it might form a joint venture to market its cancer tests and share in net revenues, in the United States or abroad.

In addition to general economic and capital market trends and conditions, Oncocyte’s ability to raise sufficient additional capital to finance its operations from time to time will depend on a number of factors specific to Oncocyte’s operations such as operating revenues and expenses, progress in development of, or in obtaining reimbursement coverage from Medicare for, DetermaIO™ and other future diagnostic tests that Oncocyte may develop or acquire. The availability of financing and Oncocyte’s ability to generate revenues from operating activities may be adversely impacted by the ongoing COVID-19 pandemic which could continue to cause deferrals of cancer surgeries that might otherwise have resulted in the utilization of DetermaRx™, and which could continue to depress national and international economies and disrupt capital markets, supply chains, and aspects of Oncocyte’s operations. The extent to which the ongoing COVID-19 pandemic will ultimately impact Oncocyte’s business, results of operations, financial condition, or cash flows is highly uncertain and difficult to predict because it will depend on many factors that are outside Oncocyte’s control. The unavailability or inadequacy of financing or revenues to meet future capital needs could force Oncocyte to modify, curtail, delay, or suspend some or all aspects of planned operations. Sales of additional equity securities could result in the dilution of the interests of its shareholders. Oncocyte cannot assure that adequate financing will be available on favorable terms, if at all.

2. Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Beginning on February 17, 2017, Lineage’s percentage ownership of the outstanding Oncocyte common stock declined below 50%, resulting in a loss of “control” of Oncocyte under GAAP and, as a result, Lineage deconsolidated Oncocyte’s financial statements from Lineage’s consolidated financial statements. As a result of this deconsolidation, since February 17, 2017 Oncocyte has no longer been considered a subsidiary of Lineage under GAAP. During the year ended December 31, 2019, because Lineage’s ownership interest in Oncocyte decreased to below 20%, Lineage no longer exercised significant influence over the operations and management of Oncocyte. As of the date of this Report, Lineage’s ownership interest in Oncocyte is less than 5%.

Prior to January 1, 2020, to the extent Oncocyte did not have its own employees or human resources for its operations, Lineage or Lineage subsidiaries provided certain employees for administrative or operational services, as necessary, for the benefit of Oncocyte (see Note 8). Lineage allocated expenses such as salaries and payroll related expenses incurred and paid on behalf of Oncocyte based on the amount of time that particular employees devoted to Oncocyte affairs. Other expenses such as legal, accounting, human resources, marketing, travel, and entertainment expenses were allocated to Oncocyte to the extent that those expenses were incurred by or on behalf of Oncocyte. Lineage also allocated certain overhead expenses such as facilities rent, utilities, property taxes, insurance, and internet and telephone expenses based on a percentage determined by management. These allocations were made based upon activity-based allocation drivers such as time spent, percentage of square feet of office or laboratory space used, and percentage of personnel devoted to Oncocyte’s operations or management. Management evaluated the appropriateness of the percentage allocations and believes that the basis for allocation is reasonable.

Principles of consolidation

On January 31, 2020, with the consummation of the Merger, Insight became a wholly owned subsidiary of Oncocyte, and on that date Oncocyte began consolidating Insight’s operations and results with Oncocyte’s operations and results (see Note 5).

The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Oncocyte’s financial condition and results of operations. All material intercompany accounts and transactions have been eliminated in consolidation.

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

During the COVID-19 pandemic, Oncocyte has not been able, and may continue to not be able, to maintain its preferred level of physician or customer outreach and marketing of its diagnostic testing and Pharma Services, which may have negatively impacted and may continue to negatively impact potential new customers’ interest in those tests and services. Because of COVID-19, travel, visits, and in-person meetings related to Oncocyte’s business have been severely curtailed or canceled and Oncocyte has instead used on-line or virtual meetings to meet with potential customers and others.

In addition to operational adjustments, the consequences of the COVID-19 pandemic have led to uncertainties related to Oncocyte’s business growth and ability to forecast the demand for its diagnostic testing and Pharma Services and resulting revenues. Concerns over available hospital, staffing, equipment, and other resources, and the risk of exposure to the virus, has led to early stage lung cancer surgeries being delayed, and the continued deferral of lung cancer surgeries due to resurgence in COVID-19 cases could result in delayed or reduced use of DetermaRx™.

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

Going concern assessment

In accordance with the Financial Accounting Standards Board’s (“FASB”) standard on going concern, Accounting Standard Update, or ASU No. 2014-15, Oncocyte assesses going concern uncertainty in its consolidated financial statements to determine if it has sufficient cash, cash equivalents and working capital on hand, including marketable equity securities, and any available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued, which is referred to as the “look-forward period” as defined by ASU No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to Oncocyte, it will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and its ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, Oncocyte makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent Oncocyte deems probable those implementations can be achieved and it has the proper authority to execute them within the look-forward period in accordance with ASU No. 2014-15.

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

In determining fair value, Oncocyte utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. For the periods presented, Oncocyte has no financial assets or liabilities recorded at fair value on a recurring basis, except for cash and cash equivalents consisting of money market funds and marketable equity securities of Lineage and AgeX common stock held by Oncocyte described below. These assets are measured at fair value using the period-end quoted market prices as a Level 1 input. Oncocyte also has certain contingent consideration liabilities which are carried at fair value based on Level 3 inputs (see Note 5).

The carrying amounts of cash equivalents, prepaid expenses and other current assets, amounts due to Lineage and other affiliates, accounts payable, accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.

The carrying amount of the Loan Payable to Silicon Valley Bank approximates fair value because the loan bears interest at a floating market rate, and the carrying amount of the PPP loan approximates fair value because of the SBA guarantee on the terms of the loan and the relatively recent funding date of the loan (see Note 9).

Cash and cash equivalents

Cash equivalents typically consist of money market fund investments for capital preservation, with maturities of three months or less when purchased. At December 31, 2020 and 2019, Oncocyte’s cash and cash equivalents balances totaled $7.1 million and $22.1 million, respectively.

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

Accounting for Lineage and AgeX shares of common stock

Oncocyte accounts for the Lineage and AgeX shares of common it holds as marketable equity securities in accordance with ASC 320-10-25, Investments – Debt and Equity Securities, as amended by Accounting Standards Update (“ASU”) 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, as the shares have a readily determinable fair value quoted on the NYSE American and are held principally to meet future working capital purposes, as necessary. The securities are measured at fair value and reported as current assets on the consolidated balance sheets based on the closing trading price of the security as of the date being presented.

As of December 31, 2020, Oncocyte held 353,264 and 35,326 shares of common stock of Lineage and AgeX, respectively, as marketable equity securities with a combined fair market value of $675,000.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet dates that comprise the total of the same such amounts shown in the statements of cash flows in accordance with ASU 2016-18 (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$7,143	$22,072
Restricted cash included in deposits and other noncurrent assets (see Note 14)	1,700	1,700
Total cash, cash equivalents, and restricted cash as shown in the statements of cash flows	$8,843	$23,772

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

Oncocyte does not have intangible assets with indefinite useful lives other than goodwill and the acquired IPR&D discussed in Notes 5 and 6. As of December 31, 2020, there has been no impairment of goodwill and intangible assets.

Contingent consideration liabilities

Certain of Oncocyte’s asset and business acquisitions involve the potential for future payment of consideration to third-parties and former selling shareholders in amounts determined as a percentage of future net revenues generated, or upon attainment of revenue milestones, from Pharma Services or diagnostic tests, as applicable, or annual minimum royalties to certain licensors, as provided in the applicable agreements. The fair value of such liabilities is determined using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows and the risk-adjusted discount rate used to present value the cash flows. These obligations are referred to as contingent consideration.

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

The fair value of contingent consideration after the acquisition date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in the consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities and, accordingly, the resulting gain or loss that Oncocyte records in its consolidated financial statements. See Notes 5 and 7 for a full discussion of these liabilities.

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

On February 24, 2021, Oncocyte acquired the remaining 75% ownership interest in Razor (see Note 15).

Leases

Oncocyte accounts for leases in accordance with ASC 842, Leases. Oncocyte determines if an arrangement is a lease at inception. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. Under the available practical expedients for the adoption of ASC 842, Oncocyte accounts for the lease and non-lease components as a single lease component. Oncocyte recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months in the consolidated balance sheet. ROU assets represent the right to use an underlying asset during the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most leases do not provide an implicit rate, Oncocyte uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Oncocyte uses the implicit rate when it is readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that Oncocyte will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating leases are included as right-of-use assets in machinery and equipment, and ROU lease liabilities, current and long-term, in the consolidated balance sheets. Financing leases are included in machinery and equipment, and in financing lease liabilities, current and long-term, in the consolidated balance sheets. Oncocyte discloses the amortization of our ROU assets and operating lease payments as a net amount, “Amortization of right-of-use assets and liabilities”, on the consolidated statements of cash flows.

On January 1, 2019, the adoption date of ASC 842, and based on the available practical expedients under the standard, Oncocyte did not reassess any expired or existing contracts, reassess the lease classification for any expired or existing leases and reassess initial direct costs for exiting leases. Oncocyte also elected not to capitalize leases that have terms of twelve months or less.

The adoption of ASC 842 did not have a material impact to Oncocyte’s consolidated financial statements because Oncocyte did not have any significant operating leases at the time of adoption. During the years ended December 31, 2020 and 2019, Oncocyte entered into various operating leases and an embedded operating lease in accordance with ASC 842 discussed in Note 14. Oncocyte’s accounting for financing leases (previously referred to as “capital leases”) remained substantially unchanged.

Machinery and equipment, construction in progress

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

Construction in progress, comprised primarily of leasehold improvements under construction, is not depreciated until the underlying asset is placed into service.

Long-lived intangible assets

Long-lived intangible assets, consisting primarily of acquired customer relationships, are stated at acquired cost, less accumulated amortization. Amortization expense is computed using the straight-line method over the estimated useful life of 5 years (see Note 5).

Impairment of long-lived assets

Oncocyte assesses the impairment of long-lived assets, which consist primarily of right-of-use assets for operating leases, customer relationships and machinery and equipment, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.

As part of Oncocyte’s impairment assessment of its long-lived assets, Oncocyte determined that certain assets, mainly comprised of machinery and equipment and related prepaid service agreements used in the development of DetermaDx™ were impaired as of June 30, 2020, because Oncocyte determined to discontinue the development of that diagnostic test. Accordingly, Oncocyte recorded a noncash charge of $422,000 representing the net book value of those assets as of that date and included that charge in research and development expenses for the year ended December 31, 2020 (see Note 4). As of December 31, 2020, there has been no other impairment of long-lived assets.

Accounting for warrants

Oncocyte determines the accounting classification of warrants it issues, as either liability or equity classified, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate Oncocyte to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480-10, Oncocyte assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, and in order to conclude equity classification, Oncocyte also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. After all relevant assessments, Oncocyte concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. Oncocyte does not have any liability classified warrants as of any period presented (see Note 10).

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

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Oncocyte will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2020 and 2019. Oncocyte is not aware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation for the years ended December 31, 2020 and 2019. Oncocyte is currently unaware of any tax issues under review.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “Cares Act”) was enacted. The CARES Act included loans and grants to certain businesses, and temporary amendments to the Internal Revenue Code which changed net loss carryforward and back provisions and the business interest expenses limitation. Under the CARES Act provisions, the most relevant income tax considerations to Oncocyte relate to the amounts received under the Paycheck Protection Program loan program and the possible forgiveness of those loans by the SBA. Oncocyte has applied for forgiveness for the PPP loan and the application is still pending a decision by the SBA as of the date of this Report.

On December 21, 2020, the U.S. president has signed into law the “Consolidated Appropriations Act, 2021” which includes further COVID-19 economic relief and extension of certain expiring tax provisions. The relief package includes a tax provision clarifying that businesses with forgiven PPP loans can deduct regular business expenses that are paid for with the loan proceeds for federal tax purposes. Additional pandemic relief tax measures include an expansion of the employee retention credit, enhanced charitable contribution deductions, and a temporary full deduction for business expenses for food and beverages provided by a restaurant (see Note 12).

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

DetermaRx™ testing revenue

In the first quarter of 2020, Oncocyte commercially launched DetermaRx™ and commenced performing tests on clinical samples through orders received from physicians, hospitals and other healthcare providers. In determining whether all of the revenue recognition criteria (i) through (v) above are met with respect to DetermaRx™ tests, each test result is considered a single performance obligation and is generally considered complete when the test result is delivered or made available to the prescribing physician electronically and, as such, there are no shipping or handling fees incurred by Oncocyte or billed to customers. Although Oncocyte bills a list price for all tests ordered and completed for all payer types, Oncocyte recognizes realized revenue on a cash basis rather than accrual basis when it cannot conclude that all the revenue recognition criteria have been met. Because DetermaRx™ is a novel test and there are no current reimbursement arrangements with third-party payers other than Medicare, the transaction price represents variable consideration. Application of the constraint for variable consideration is an area that requires significant judgment. For all payers other than Medicare, Oncocyte must take into account the novelty of the test, the uncertainty of receiving payment, or being subject to claims for refund, from payers with whom it does not have a sufficient payment collection history or contractual reimbursement agreements. Accordingly, for those payers, Oncocyte expects to continue to recognize revenue on a cash basis until it has a sufficient history to reliably estimate payment patterns or has contractual reimbursement arrangements, or both, in place. In September 2020, Oncocyte received a final pricing decision for DetermaRx™ from CMS and with Medicare coverage in effect, Oncocyte commenced recognizing revenue when DetermaRx™ tests are performed for Medicare patients, or when payment was approved by Medicare in the case of certain tests performed prior to September 2020, rather than on a cash basis.

As of December 31, 2020, Oncocyte had accounts receivable from Medicare of $100,000 for completed DetermaRx™ tests (see Note 13).

Pharma Services revenue

Revenues recognized during the year ended December 31, 2020 include Pharma Services performed by Oncocyte’s Insight subsidiary. Insight provides a range of molecular diagnostic services to its pharmaceutical customers (referred to as “Pharma Services”) including testing for biomarker discovery, assay design and development, clinical trial support, and a broad spectrum of biomarker tests in its CLIA-certified laboratory. These Pharma Services are generally performed under individual scope of work (“SOW”) arrangements with specific deliverables defined by the customer. Pharma Services are generally performed on a time and materials basis. Upon Insight’s completion of the service to the customer in accordance with the SOW, Insight has the right to bill the customer for the agreed upon price (either on a per test or per deliverable basis) and recognizes the pharma service revenue at that time. Insight identifies each sale of its pharma service offering as a single performance obligation.

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

Insight establishes an allowance for doubtful accounts based on the evaluation of the collectability of its Pharma Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. Insight continuously monitors collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts. As of December 31, 2020, Oncocyte has not recorded any losses or allowance for doubtful accounts on its account receivables from Pharma Services.

As of December 31, 2020, Oncocyte had accounts receivable from Pharma Services customers of $103,000 (see Note 13).

Cost of revenues

Cost of revenues generally consists of cost of materials, direct labor including benefits, bonus and stock-based compensation, equipment and infrastructure expenses, clinical sample related costs associated with performing Pharma Services and DetermaRx™ tests, and license fees due to third parties, and also includes amortization of acquired customer relationship intangible assets. Infrastructure expenses include depreciation of laboratory equipment, allocated rent costs, leasehold improvements and allocated information technology costs for operations at Oncocyte’s CLIA laboratories in California and Tennessee. Costs associated with performing diagnostic tests and Pharma Services are recorded as the tests or services are performed regardless of whether revenue was recognized with respect to that test or pharma service. Royalties or revenue share payments for licensed technology calculated as a percentage of revenues generated using the associated technology are recorded as expenses at the time the related revenues are recognized. As discussed above, Oncocyte generated no revenues or cost of revenues prior to January 1, 2020.

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

All excess tax benefits and tax deficiencies from stock-based compensation awards accounted for under ASC 718 are recognized as income tax benefit or expense, respectively, in the statements of operations. An excess income tax benefit arises when the tax deduction of a share-based award for income tax purposes exceeds the compensation cost recognized for financial reporting purposes and, a tax deficiency arises when the compensation cost exceeds the tax deduction. Because Oncocyte has a full valuation allowance for all periods presented (see Note 12), there was no impact to Oncocyte statements of operations for any excess tax benefits or deficiencies, as any excess benefit or deficiency would be offset by the change in the valuation allowance. Forfeitures are accounted for as they occur.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for non-employee share-based payment transactions. The new standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. Oncocyte adopted ASU 2018-07 on January 1, 2019. As Oncocyte does not have a significant number of outstanding and unvested non-employee share-based awards, the application of the new standard did not have a material impact on its consolidated financial statements.

The Black-Scholes option pricing model requires Oncocyte to make certain assumptions including the expected option term, the expected volatility, the risk-free interest rate and the dividend yield (see Note 11).

The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. Oncocyte estimates the expected term of options granted based on its own experience and, in part, based on upon the “simplified method” provided under Staff Accounting Bulletin, Topic 14, or SAB Topic 14, as necessary. For the years ended December 31, 2020 and 2019, Oncocyte estimated the expected volatility using its own stock price volatility to the extent applicable or a combination of its stock price volatility and the stock price volatility of peer companies, for a period equal to the expected term of the options. The risk-free interest rate assumption is based upon observed interest rates on the United States government securities appropriate for the expected term of Oncocyte’s stock options. The dividend yield assumption is based on Oncocyte’s history and expectation of dividend payouts. Oncocyte has never declared or paid any cash dividends on its common stock, and Oncocyte does not anticipate paying any cash dividends in the foreseeable future.

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

The following common stock equivalents were excluded from the computation of diluted net loss per common share of common stock for the years ended December 31, 2020 and 2019 because including them would have been antidilutive (in thousands):

	Year Ended December 31,
	2020	2019
Stock options	8,906	1,589
Warrants	3,384	3,384

Segments

Oncocyte’s executive management team, as a group, represents the entity’s chief operating decision makers. To date, Oncocyte’s executive management team has viewed Oncocyte’s operations as one segment that includes the research, development and commercialization of diagnostic tests for the detection of cancer, including molecular diagnostic services to pharmaceutical customers. As a result, the financial information disclosed materially represents all of the financial information related to Oncocyte’s sole operating segment.

Recently issued accounting pronouncements not yet adopted

The following accounting standards, which are not yet effective, are presently being evaluated by Oncocyte to determine the impact that it might have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes the following exceptions: exception to the incremental approach for intraperiod tax allocation; exception to accounting for basis differences when there are ownership changes in foreign investments; and exception to interim period tax accounting for year to date losses that exceed anticipated losses. ASU 2019-12 also improves financial reporting for franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. Oncocyte will adopt this standard as of January 1, 2021 and does not expect a material impact on the disclosure requirements and its effect on the consolidated financial statements.

In August 2020, the Financial Accounting Standards Board issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This update simplifies the accounting for convertible debt instruments and amends the accounting for certain contracts and freestanding financial instruments in an entity’s own equity, including warrants and preferred stock. The new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the computation of diluted EPS. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. Oncocyte does not expect a material impact of this guidance on its consolidated financial statements.

3. Selected Balance Sheet Components

Prepaid expenses and other current assets

As of December 31, 2020 and 2019, prepaid expenses and other current assets were comprised of the following (in thousands):

	2020	2019

Prepaid insurance	$264	$80
Prepaid vendors, deposits and service agreements	646	389
Other	295	36
Total prepaid expenses and other current assets	$1,205	$505

Deposits and other noncurrent assets

As of December 31, 2020 and 2019, deposits and other noncurrent assets were comprised of the following (in thousands):

	2020	2019

Restricted cash and security deposit for the Irvine Lease (Note 14)	$1,850	$1,850
Long-term prepaid maintenance contracts	118	268
Other	88	93
Total deposits and other noncurrent assets	$2,056	$2,211

Accrued expenses and other current liabilities

As of December 31, 2020 and 2019, accrued expenses and other current liabilities were comprised of the following (in thousands):

	2020	2019
Accrued compensation (1)	$3,556	$1,287
Cash holdback liability (see Note 5)	600	-
Accrued vendor and other expenses	1,596	1,323
Accrued expenses and other current liabilities	$5,752	$2,610

(1)	Includes approximately $1.1 million in severance accrual as of December 31, 2020, in accordance with the severance benefits provided under certain employment and severance benefit agreements, in connection with Oncocyte’s partial reduction in force plan and salary reduction agreements instituted in September 2020 (see Note 14).

4. Right-of-use Assets, Machinery and Equipment, Net and Construction in Progress

As of December 31, 2020 and 2019, rights-of-use assets, machinery and equipment, net, and construction in progress were comprised of the following (in thousands):

	2020	2019
Right-of-use assets (1)	$3,397	$2,856
Machinery and equipment	2,480	1,089
Accumulated depreciation and amortization	(1,440)	(343)
Right-of-use assets, machinery and equipment, net	4,437	3,602
Construction in progress	2,087	126
Right-of-use assets, machinery and equipment, net, and construction in progress	$6,524	$3,728

(1)	Oncocyte recorded certain right-of-use assets and liabilities for operating leases in accordance with ASC 842 (see Note 14).

Depreciation expense amounted to approximately $313,000 and $344,000 for the years ended December 31, 2020 and 2019, respectively. Accumulated depreciation and amortization as of December 31, 2020 reflects a noncash impairment charge of $333,000 representing the net book value of certain machinery and equipment primarily used in the discontinued DetermaDx development program (see Note 2); the noncash charge is included in research and development expenses in the consolidated statements of operations for the year ended December 31, 2020.

Construction in progress

Construction in progress as of December 31, 2020 includes $2.1 million for leasehold improvements, consisting primarily of the costs incurred for the construction of Oncocyte’s primary laboratory facility its Irvine, California headquarters. Of this amount, $1.1 million has been financed by the landlord and is included in landlord liability (see Note 14). Construction in progress is not depreciated until the underlying asset is placed into service.

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

Registration Rights

Pursuant to the Merger Agreement, Oncocyte filed a registration statement with the SEC to register the resale of the shares of common stock under the Securities Act issued in connection with the Merger, which the SEC declared effective in August 2020.

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

Right-of-use assets and liabilities, machinery and equipment – Insight is a lessee under an operating lease with a third-party lessor for its facilities, including its laboratory, in Nashville, Tennessee (the “Nashville Lease”). In April 2019, the Nashville lease was renewed by Insight for a five-year term and is classified as an operating lease under ASC 842. In accordance with ASC 805, when a company acquired in a business combination is a lessee, the acquirer initially measures the lease liability and the right-of-use asset for an acquired operating lease as if the lease is new at the acquisition date. In other words, the lease liability is measured at the present value of the remaining lease payments as of the acquisition date and the right-of-use asset is generally measured at an amount equal to the lease liability, adjusted for favorable or unfavorable terms of the lease when compared with market terms. Since the Nashville Lease was renewed by Insight in proximity to the Merger Date, the terms of the Nashville Lease were considered by Oncocyte to be market terms at the Merger Date. Accordingly, Oncocyte measured the net present value of the remaining contractual Nashville Lease payments as of the Merger Date using an incremental borrowing rate consistent with Oncocyte’s other operating leases and recorded a right-of-use liability and a corresponding right-of-use asset of $0.5 million. In addition, $0.1 million was allocated to certain laboratory machinery and equipment approximating the fair value of those assets as of the Merger Date.

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

The following table shows the Merger Date contractual payment amounts, as applicable, and the corresponding fair value of each respective Contingent Consideration liability (in thousands):

	Contractual Value	Initial Fair Value
Milestone 1	$1,500	$1,340
Milestone 2	3,000	1,830
Milestone 3 (a)	1,500	770
Royalty 1 (b)	See (b)	5,980
Royalty 2 (b)	See (b)	1,210
Total	$6,000	$11,130

(a)	Indicates the maximum payable if the Milestone achieved.
(b)	Royalty Payments are based on a percentage of future revenues of DetermaIO™ and Pharma Services over their respective useful life, as defined, accordingly, there is no fixed contractual value for the Royalty Contingent Consideration.

The fair value of the Milestone Contingent Consideration was determined using a scenario analysis valuation method which incorporates Oncocyte’s assumptions with respect to the likelihood of achievement of the Milestones, credit risk, timing of the Milestone Contingent Consideration payments and a risk-adjusted discount rate to estimate the present value of the expected payments. The discount rate was estimated at approximately 8% after adjustment for the probability of achievement of the Milestones. No Milestone Contingent Consideration is payable with respect to a particular Milestone unless and until the Milestone is achieved. Since the Milestone Contingent Consideration payments are based on nonfinancial, binary events, management believes the use of the scenario analysis method is appropriate. The fair value of each Milestone after the Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s consolidated statements of operations.

The fair value of the Royalty Contingent Consideration was determined using a single scenario analysis method to value the Royalty Payments. The single scenario method incorporates Oncocyte’s assumptions with respect to specified future revenues generated from DetermaIO™ and current Insight Pharma Services over their respective useful lives, credit risk, and a risk-adjusted discount rate to estimate the present value of the expected royalty payments. The credit and risk-adjusted discount rate was estimated at approximately 48%. Since the Royalty Contingent Consideration payments are based on future revenues and linear payouts, management believes the use of the single scenario method is appropriate.

The fair value of the Contingent Consideration after the Merger Date will be reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s consolidated statements of operations. As of December 31, 2020, based on Oncocyte’s reassessment of the significant assumptions note above, there was a reduction of approximately $4 million to the fair value of the Contingent Consideration primarily attributable to revised estimates of the timing of the possible future payouts and, accordingly, this decrease was recorded as an unrealized gain in the consolidated statements of operations for the year ended December 31, 2020.

The following table reflects the activity for Oncocyte’s Contingent Consideration since the Merger Date, measured at fair value using Level 3 inputs (in thousands):

Fair Value
Balance at January 31, 2020	$11,130
Change in estimated fair value	(4,010)
Balance at December 31, 2020	$7,120

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

6. Goodwill and Intangible Assets, net

As of December 31, 2020 and 2019, goodwill and intangible assets, net, consisted of the following (in thousands):

	2020	2019
Goodwill (1)	$9,187	$-

Intangible assets:
Acquired IPR&D – DetermaIO™ (2)	$14,650	$-
		-
Intangible assets subject to amortization:
Acquired intangible assets – customer relationship	440	-
Total intangible assets	15,090	-
Accumulated amortization	(81)	-
Intangible assets, net	$15,009	$-

(1)	Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the Merger (see Note 5).

(2)	See Note 5 for information on the Merger which was consummated on January 31, 2020.

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

As further discussed in Note 15, on February 24, 2021, Oncocyte made the Additional Purchase Payment and acquired the balance of the outstanding Razor common stock.

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

The Development Agreement provides for certain payments by Oncocyte to Encore if certain product reimbursement, Clinical Trial, and financing milestones are attained. Oncocyte has paid Encore $1 million in cash as a milestone payment for the receipt of a preliminary positive coverage decision from the Centers for Medicare and Medicaid Services Molecular Diagnostic Services Program (“CSM/MolDx”) for DetermaRx™ (the “Preliminary Coverage Milestone Payment”). In June 2020, following Razor’s receipt of a positive final coverage decision from CMS for reimbursement of patient costs of DetermaRx™, Oncocyte paid Encore $4 million (“CMS Final Milestone Payment”). Oncocyte accounted for those milestone payments as part of its equity method investment in Razor.

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

Pursuant to the Razor Sublicense Agreement Oncocyte will pay all royalties and all revenue sharing and earnout payments owed by Razor to certain third parties with respect to DetermaRx™ revenues, including the licensor of the patent rights sublicensed to Oncocyte, but those payments will be deducted from gross revenues to determine net revenues for the purpose of paying royalties to the Razor shareholders. Total royalty and earnout payments to the Razor shareholders, the licensor, and other third parties will be a low double-digit percentage, and in addition certain milestone payments may become due if cumulative net revenue benchmarks are reached. Royalties and earnout payments will be payable on a quarterly basis. This payment obligation will continue after Oncocyte’s purchase of the Razor common stock from Encore and the Minority Shareholders.

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

Accounting for the Razor Investment

Oncocyte has accounted for the Razor investment under the equity method of accounting under ASC 323 because prior to purchasing the Razor common stock form Encore and the Minority Shareholders Oncocyte exercised significant influence over, but did not control, the Razor entity. Oncocyte did not control the Razor entity because, among other factors, Oncocyte was entitled to designate one person to serve on a three-member board of directors of Razor, with the other two members designated by Encore. Also, any deadlocked decisions by a Steering Committee of Oncocyte and Encore representatives that makes decisions with respect to the Clinical Trial, other than with respect to the Clinical Trial budget, will be resolved by a member designated by Encore.

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

The aggregate Razor acquisition payments of $11.245 million incurred during September 2019, including $10 million paid for the Razor Preferred Stock, the $1 million Preliminary Coverage Milestone Payment, and $0.245 million in transaction expenses, and the $4 million CMS Final Milestone Payment made by Oncocyte during June 2020, will be amortized over a 10-year useful life of DetermaRx™ and will be reflected in Oncocyte’s pro rata earnings and losses of the equity method investment in Razor. Under ASC 323, the additional contingent consideration arrangements, including the Clinical Trial Milestone Payment and the Additional Purchase Payment discussed above, will be recorded only if the consideration is both probable (milestone has been achieved) and estimable in accordance with ASC 450, Contingencies, and as of December 31, 2020, none of those other contingent consideration payments were recorded as none of the applicable conditions were achieved as of that date (see Note 15).

Summarized standalone financial data for Razor

The unaudited results of operations for the year ended December 31, 2020 of Razor is summarized below (in thousands):

Condensed Statement of Operations (1)	Year Ended December 31, 2020 (unaudited)
Research and development expense	$691
General and administrative expense	-
Loss from operations	(691)
Net loss	$(691)

(1)	The condensed statement of operations of Razor is provided for informational purposes only. Razor’s full results are not included in Oncocyte’s consolidated results of operations because Razor is not consolidated with Oncocyte’s financial statements for any period presented but has been accounted for under the equity method of accounting since the September 30, 2019 Initial Closing date. However, since September 30, 2019 and through December 31, 2020, Oncocyte’s pro rata share of losses from the Razor investment have been included in other income or expenses, net, on the condensed consolidated statements of operations.

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

In the aggregate, Lineage charged Use Fees to Oncocyte as follows (in thousands):

Year Ended December 31, 2019
Research and development	$696
General and administrative	438
Sales and marketing	108
Total use fees	$1,242

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

During April 2020, Oncocyte sold 4,733,700 shares of common stock, no par value, at an offering price of $2.27 per share, for an aggregate purchase price of approximately $10.75 million, in a registered direct offering. Oncocyte paid no fees or commissions to broker-dealers or any underwriting or finder’s fees. Broadwood and certain funds and accounts managed by Pura Vida purchased shares in the offering (see Note 15).

Consulting Services

During the year ended December 31, 2020, Oncocyte incurred consulting fees of $0.6 million to a firm in which Oncocyte’s current President and Chief Executive Officer, Ronald Andrews, was a partner. Mr. Andrews resigned from this firm as an active partner effective June 30, 2019, the date prior to commencement of his employment by Oncocyte.

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

Payments of interest only on the principal balance were due monthly from the draw date through March 31, 2020, followed by 24 monthly payments of principal and interest, but the Bank has agreed to a deferral of principal payments, as discussed below. The outstanding principal balance of the loan will bear interest at a stated floating annual interest equal to the greater of (a) the prime rate or (b) 5% per annum. As of December 31, 2020, the latest published prime rate was 3.25% per annum.

On April 2, 2020, as part of the Bank’s COVID-19 pandemic relief program, Oncocyte and the Bank entered into a Loan Deferral Agreement (“Loan Deferral”) with respect to the Amended Loan Agreement. Under the Loan Deferral Agreement, the Bank agreed to (i) extend the scheduled maturity date of the Amended Loan Agreement from March 31, 2022 to September 30, 2022, and (ii) deferred the principal payments by an additional 6 months whereby payments of interest only on the Bank loan principal balance will be due monthly from May 1, 2020 through October 1, 2020, followed by 23 monthly payments of principal and interest beginning on November 1, 2020, all provided at no additional fees to Oncocyte. No other terms of the Amended Loan Agreement were changed or modified. The Loan Deferral was accounted for as a modification of debt in accordance with ASC 470-50, Debt – Modifications and Extinguishments, thus there was no gain or loss recognized on the transaction.

At maturity of the loan, Oncocyte will also pay the Bank an additional final payment fee of $200,000, which was recorded as a deferred financing charge in October 2019 and is being amortized to interest expense over the term of the loan using the effective interest method. As of December 31, 2020, the unamortized deferred financing cost was $68,000.

Oncocyte may prepay in full the outstanding principal balance at any time, subject to a prepayment fee equal to 2.0% of the outstanding principal balance if prepaid more than one year but less than two years after October 17, 2019, or 1.0% of the outstanding principal balance if prepaid two years or more after October 17, 2019. Any amounts borrowed and repaid may not be reborrowed.

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

Paycheck Protection Program Loan

On April 23, 2020, Oncocyte obtained a a PPP loan from the Bank in the principal amount of $1,140,930. The PPP loan bears interest at a rate of 1% per annum and matures on April 23, 2022. Under the provisions of the PPP loan, the principal amount and accrued interest is subject to forgiveness by the Bank through the SBA. Oncocyte’s loan forgiveness application with the SBA is pending as of the date of this Report., Although Oncocyte was obligated to make monthly payments of principal and interest commencing on November 23, 2020, each in such equal amount required to fully amortize the principal amount outstanding on the PPP loan by the maturity date, Oncocyte has not been billed or charged for any repayment amounts on the PPP loan because of its loan forgiveness application pending status. Oncocyte continues to accrue interest on the PPP loan and there can be no assurance that any part of the PPP loan will be forgiven.

The PPP loan promissory note contains customary borrower default provisions and lender remedies, including the right of the Bank to require immediate repayment in full the outstanding principal balance of the PPP loan with accrued interest.

10. Shareholders’ Equity

Preferred Stock

Oncocyte is authorized to issue up to 5,000,000 shares of no par value preferred stock. As of December 31, 2020 and 2019, no preferred shares were issued or outstanding.

Common Stock

Oncocyte has 150,000,000 shares of no par value common stock authorized. The holders of Oncocyte’s common stock are entitled to receive ratably dividends when, as, and if declared by the Board of Directors out of funds legally available. Upon liquidation, dissolution, or winding up, the holders of Oncocyte common stock are entitled to receive ratably the net assets available after the payment of all debts and other liabilities and subject to the prior rights of Oncocyte outstanding preferred shares, if any.

The holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of Oncocyte stockholders. The holders of common stock have no preemptive, subscription, or redemption rights. The outstanding shares of common stock are fully paid and non-assessable.

Under the ATM Agreement, during the year ended December 31, 2020, Oncocyte sold 1,136,673 shares of common stock for net proceeds of approximately $2.65 million in at-the-market transactions, of which $0.3 million was receivable from the Sales Agent for sales completed on the last trading day of December 2020. On February 4, 2021, in connection with the offering completed on February 9, 2021 discussed in Note 15, Oncocyte suspended offering any shares of its common stock pursuant to the ATM Agreement and will not make any further sales of its common stock pursuant to the ATM Agreement.

As of December 31, 2020 and 2019, Oncocyte had 69,116,802 and 57,031,654 issued and outstanding shares of common stock, respectively. See Note 8 with respect to certain financing transactions pursuant to which Oncocyte sold shares of common stock and common stock purchase warrants during the years ended December 31, 2020 and 2019. See Note 15 regarding for common stock sales completed after December 31, 2020.

Common Stock Purchase Warrants

As of December 31, 2020, Oncocyte had an aggregate of 3,383,913 common stock purchase warrants issued and outstanding with exercise prices ranging from $1.69 to $5.50 per warrant (see Note 15). The warrants will expire on various dates through October 17, 2029. Certain warrants have “cashless exercise” provisions meaning that the value of a portion of warrant shares may be used to pay the exercise price rather than payment in cash, which may be exercised under any circumstances in the case of the 2017 Bank Warrants and 2019 Bank Warrants or, in the case of certain other warrants, only if a registration statement for the warrants and underlying shares of common stock is not effective under the Securities Act or a prospectus in the registration statement is not available for the issuance of shares upon the exercise of the warrants.

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

Stock Option Exercises

During the years ended December 31, 2020 and 2019, 680,308 and 575,000 shares of common stock, respectively, were issued upon the exercise of stock options, from which Oncocyte received $1.4 million and $0.9 million in cash proceeds, respectively.

11. Stock-Based Compensation

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

Equity awards activity

A summary of Oncocyte equity awards activity under the 2010 Plan and related information follows (in thousands except weighted average exercise price):

Options’	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balance at January 1, 2019	-	4,171	$2.92
Options exercised	-	(575)	1.64
Options forfeited, cancelled and expired	-	(405)	3.43
Balance at December 31, 2019	-	3,191	$3.08
Options exercised	-	(680)	2.12
Options forfeited, cancelled and expired	-	(1,293)	2.73
Balance at December 31, 2020	-	1,218	$3.55
Exercisable at December 31, 2020		1,216	$3.58

In 2018, under the 2010 Plan, Oncocyte granted certain stock options with exercise prices ranging from $2.30 per share to $3.15 per share, that will vest in increments upon the attainment of specified performance conditions related to the development of DetermaDx™ and obtaining Medicare reimbursement coverage for that test (“Performance-Based Options”). During the year ended December 31, 2019, certain performance conditions required for vesting were met, and, accordingly, 47,500 shares vested and $101,000 of stock-based compensation expense was recorded with regard to the Performance-Based Options. The Medicare reimbursement conditions will not be met as Oncocyte has determined not to pursue commercialization of DetermaDx™. Approximately 125,000 stock options granted in May 2018 contain a hybrid vesting condition which vest on the earlier to occur of three years of service from the grant date or achieving a defined Performance-Based Option milestone with respect to DetermaDx™ local decision coverage. These stock options are considered to be service-based awards for financial accounting purposes with the fair value of the options being recognized in stock-based compensation expense over an effective three-year service period. During the year ended December 31, 2020, prior to the discontinuation of development of DetermaDx™, certain performance conditions required for vesting were met, and, accordingly, 265,000 shares vested and $466,000 of stock-based compensation expense was recorded with regard to the Performance-Based Options during that period. As of December 31, 2020, there were no Performance-Based Options outstanding.

At December 31, 2020 and 2019, Oncocyte had approximately $8.1 million and $6.5 million, respectively, of total unrecognized compensation expense related to the 2010 Plan and 2018 Incentive Plan that will be recognized over a weighted-average period of approximately 2.5 years and 2.6 years, respectively.

A summary of 2018 Incentive Plan activity and related information follows (in thousands except weighted average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
Balance at January 1, 2019	4,639	361	-		$2.21
Option pool increase	6,000	-	-		$-
Options granted	(4,089)	4,089	-		$2.87
RSUs granted	(170)	-	85	$	n/a
Options exercised	-	-	-		$-
Options forfeited and cancelled	362	(362)			$3.42
Balance at December 31, 2019	6,742	4,088	85		$2.77
RSUs vested	-	-	(20)	$	n/a
RSUs granted	(272)	-	136	$	n/a
Options granted	(3,332)	3,332	-		$2.42
Options exercised	-	-	-		$-
Options forfeited and cancelled	208	(208)	-		$2.16
Balance at December 31, 2020	3,346	7,212	201		$2.60
Exercisable at December 31, 2020		2,195			$2.73

Additional information regarding Oncocyte’s outstanding stock options and vested and exercisable stock options is summarized below:

	Options Outstanding As of December 31, 2020
Exercise Prices	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1.33 - $2.38	2,920	8.56	$2.04
$2.40 - $2.63	3,299	8.62	2.58
$2.78 - $5.90	2,155	7.29	4.01
$1.33 - $5.90	8,374	8.26	$2.76

Oncocyte recorded stock-based compensation expense in the following categories on the accompanying consolidated statements of operations for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Cost of revenues	$93	$-
Research and development	1,245	612
General and administrative	3,187	2,272
Sales and marketing	541	111
Total stock-based compensation expense	$5,066	$2,995

The weighted-average estimated fair value of stock options with service-conditions granted during the years ended December 31, 2020 and 2019 was $2.42 and $2.01 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2020	2019
Expected life (in years)	6.00	6.03
Risk-free interest rates	1.08%	2.05%
Volatility	103.73%	79.02%
Dividend yield	-%	-%

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If Oncocyte had made different assumptions, its stock-based compensation expense and net loss for years ended December 31, 2020 and 2019 may have been significantly different.

Oncocyte does not recognize deferred income taxes for incentive stock option compensation expense and records a tax deduction only when a disqualified disposition has occurred.

12. Income Taxes

An income tax benefit of $1.3 million was recorded for the year ended December 31, 2020, and no provision or benefit for income taxes was recorded for the year ended December 31, 2019. Oncocyte has filed standalone U.S. federal income tax returns since its inception and will file a consolidated return with Insight Genetics for the year ended December 31, 2020.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The primary components of the deferred tax assets and liabilities at December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
Deferred tax assets/(liabilities):
Net operating loss carryforwards and capital loss carryforwards	$29,203	$19,391
Research and development credit carryforwards	2,638	2,190
Marketable equity securities	261	394
Patents and fixed assets	-	949
Stock-based and other compensation	1,855	1,166
Equity method investment in Razor	404	81
Right-of-use liability	1,064	764
Other	168	-
Right-of-use asset	(712)	(749)
Intangibles and fixed assets	(3,129)	-
Total	31,752	24,186
Valuation allowance	(31,752)	(24,186)
Net deferred tax asset	$-	$-

In connection with the Merger discussed in Note 5 and in accordance with ASC 805, a change in the acquirer’s valuation allowance that stems from a business combination should be recognized as an element of the acquirer’s income tax expense or benefit in the period of the acquisition. Accordingly, for the year ended December 31, 2020, Oncocyte recorded a $1.25 million partial release of its valuation allowance and a corresponding income tax benefit stemming from the DTLs generated by the IPR&D and customer relationships intangible assets acquired in the Merger.

Income taxes differed from the amounts computed by applying the applicable U.S. federal income tax rates indicated to pretax losses from operations as a result of the following:

	2020	2019
Computed tax benefit at federal statutory rate	21%	21%
Permanent differences	2%	(2)%
State tax benefit	4%	2%
Research and development credits	1%	(2)%
Other	-%	-%
Adjust basis for available-for-sale-securities	-%	-%
Change in valuation allowance	(24)%	(19)%
	4%	-%

As of December 31, 2020, Oncocyte had net operating loss carryforwards of approximately $119.7 million for U.S. federal income tax purposes and $73.6 million for state income tax purposes. Federal net operating losses generated on or prior to December 31, 2017 expire in varying amounts between 2027 and 2037, while federal net operating losses generated after December 31, 2017 carryforward indefinitely. The state net operating losses expire in varying amounts between 2022 and 2040. Oncocyte also has capital loss carryforwards for federal and state income tax purposes of $0.3 million each which expire in 2022.

As of December 31, 2020, Oncocyte has research and development credit carryforwards for federal and state purposes of $1.8 million and $1.7 million, respectively. The federal credits will expire between 2030 and 2040, while the state credits have no expiration.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Other than the partial release discussed above, Oncocyte established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The change in the valuation allowance was $7.6 million and $4.3 million for the years ended December 31, 2020 and 2019, respectively.

Oncocyte has uncertain tax benefits (“UTBs”) totaling $3.1 million and $2.9 million as of December 31, 2020 and 2019, respectively, which were netted against deferred tax assets subject to valuation allowance as shown below. The UTBs had no effect on the effective tax rate and there would be no cash tax impact for any period presented. Oncocyte recognizes interest and penalties related to UTBs, when they occur, as a component of income tax expense. There were no interest or penalties recognized for the years ended December 31, 2020 and 2019. Oncocyte does not expect its UTBs to change significantly over the next twelve months.

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	December 31,
	2020	2019
	(in thousands)
Balance at the beginning of the year	$2,888	$-
Additions based on tax positions related to current year	149	1,301
Adjustments based on tax positions related to prior years	15	1,587
Balance at end of year	$3,052	$2,888

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

In general, Oncocyte is no longer subject to tax examination by the Internal Revenue Service or state taxing authorities for years before 2016. Although the federal and state statutes are closed for purposes of assessing additional income tax in those prior years, the taxing authorities may still make adjustments to the NOL and credit carryforwards used in open years. Therefore, the tax statutes should be considered open as it relates to the NOL and credit carryforwards used in open years. For tax years that remain open to examination, potential examinations may include questioning of the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with the Internal Revenue Code or state tax laws. Oncocyte’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Oncocyte’s practice is to recognize interest and penalties related to income tax matters in tax expense. As of December 31, 2020 and 2019, Oncocyte has no accrued interest and penalties.

13. Disaggregation of Revenues and Concentration Risk

The tables present certain information concerning source of Oncocyte revenues for the year ended December 31, 2020. Oncocyte generated no revenues during the year ended December 31, 2019.

The following table presents the percentage of consolidated revenues attributable to products or services classes that represent greater than ten percent of consolidated revenues:

	Year Ended December 31,
	2020	2019
DetermaRx™	45%	-
Pharma Services	55%	-
Total	100%	-

The following table presents the percentage of consolidated revenues received from unaffiliated customers that individually represent greater than ten percent of consolidated revenues:

	Year Ended December 31,
	2020	2019
Medicare for DetermaRx™	40%	-
Pharma Services Company A	23%	-
Pharma Services Company B	12%	-

The following table presents the percentage of consolidated revenues attributable to geographical locations:

	Year Ended December 31,
	2020	2019
United States	61%	-
Outside of the United States – Pharma Services	39%	-
Total	100%	-

The following table presents accounts receivable, as a percentage of total consolidated accounts receivables, from third-party payers and other customers that provided in excess of 10% of Oncocyte’s total accounts receivable.

	December 31,
	2020	2019
Pharma Services Company A	35%	-
Medicare for DetermaRxTM	45%	-

14. Commitments and Contingencies

Oncocyte has certain commitments other than those discussed in Notes 5 and 7.

Office Lease Agreement

On December 23, 2019, Oncocyte entered into an Office Lease Agreement (the “Irvine Lease”) of a building containing approximately 26,800 square feet of rentable space located at 15 Cushing in Irvine California (the “Premises”) that will serve as Oncocyte’s new principal executive and administrative offices and laboratory facility. Oncocyte completed the relocation of its offices to the Premises in January 2020. Oncocyte is constructing a laboratory at the Irvine facility to perform cancer diagnostic tests. The laboratory construction is expected to be completed during 2021.

The Irvine Lease has an initial term of 89 calendar months (the “Term”), which commenced on June 1, 2020 (the “Commencement Date”). Oncocyte has an option to extend the Term for a period of five years (the “Extended Term”).

Oncocyte will pay base monthly rent in the amount of $61,640 during the first 12 months of the Term. Base monthly rent will increase annually, over the base monthly rent then in effect, by 3.5%. Oncocyte will be entitled to an abatement of 50% of the base monthly rent during the first ten calendar months of the Term. If the Lease is terminated based on the occurrence of an “event of default,” Oncocyte will be obligated to pay the abated rent to the lessor.

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

Oncocyte was entitled to an abatement of its obligations to pay Expenses and Taxes while constructing improvements to the Premises constituting “Tenant’s Work” under the Lease prior to the Commencement Date, except that Oncocyte was obligated to pay 43.7% of Expenses and Taxes during the period prior to the Commencement Date for its use of the second floor of the Premises, which was already built out as office space.

The lessor has agreed to provide Oncocyte with a “Tenant Improvement Allowance” in the amount of $1,340,000 to pay for the plan, design, permitting, and construction of the improvements constituting Tenant’s Work. The lessor shall be entitled to retain 1.5% of the Tenant Improvement Allowance as an administrative fee. As of December 31, 2020, the lessor had provided $1.1 million of the total Tenant Improvement Allowance.

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

Application of leasing standard, ASC 842

The Irvine Lease is an operating lease under ASC 842 included in the tables below. The tables below provide the amounts recorded in connection with the application of ASC 842 as of, and during, the year ended December 31, 2020, for Oncocyte’s operating and financing leases (see Note 2).

Under the Laboratory Agreement discussed in Note 7, Oncocyte assumed all of Razor’s Laboratory Agreement payment obligations amounting to $450,000 per year. Although Oncocyte is not a party to any lease agreement with Razor or Encore, under the terms of the Laboratory Agreement, Oncocyte received the landlord’s consent for the use of the laboratory at Razor’s Brisbane, California location (the “Brisbane Facility”) under the terms of a sublease to which Encore is the sublessee. The sublease expires on March 31, 2023 (the “Brisbane Lease”). The laboratory fee payments to Encore include both laboratory services and the use of the Brisbane Facility. Under the provisions of the Laboratory Agreement, if Oncocyte terminates the Laboratory Agreement prior to the expiration of the Brisbane Lease, Oncocyte shall assume the costs related to the subletting or early termination of the Brisbane Lease. If the Laboratory Agreement were to be terminated on December 31, 2020, the aggregate payments due to the landlord for early cancellation of the Brisbane Lease would be approximately $329,000 (aggregate payments from December 30, 2020 through March 31, 2023). Oncocyte determined that the Laboratory Agreement contains an embedded operating lease for the Brisbane Facility and Oncocyte allocated the aggregate payments to this lease component for purposes of calculating the net present value of the right-of-use asset and liability as of the inception of the Laboratory Agreement in accordance with ASC 842, as shown in the table below.

Financing lease

As of December 31, 2020, Oncocyte has one financing lease remaining through December 2023 for certain laboratory equipment with aggregate remaining payments of $433,000 shown in the table below.

Operating and Financing leases

The following table presents supplemental cash flow information related to operating and financing leases for the year ended December 31, 2020 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$552
Operating cash flows from financing leases	9
Financing cash flows from financing leases	71
Right-of-use assets obtained in exchange for lease obligation:
Operating lease, including lease acquired in Insight Genetics business combination	$536

The following table presents supplemental balance sheet information related to operating and financing leases as of December 31, 2020 (in thousands, except lease term and discount rate):

Operating leases
Right-of-use assets, net	$2,919

Right-of-use lease liabilities, current	$271
Right-of-use lease liabilities, noncurrent	4,091
Total operating lease liabilities	$4,362

Financing Leases
Machinery and equipment, gross	$523
Accumulated depreciation	(180)
Machinery and equipment, net	$343

Current liabilities	$151
Noncurrent liabilities	221
Total financing lease liabilities	$372

Weighted average remaining lease term
Operating leases	6.2 years
Financing leases	2.7 years

Weighted average discount rate
Operating leases	11.15%
Financing leases	11.27%

The following table presents future minimum lease commitments as of December 31, 2020 (in thousands):

	Operating Leases		Financing Leases
Year Ending December 31,
2021	$1,030		$185
2022	1,096		124
2023	1,000		124
2024	889		-
2025	869		-
Thereafter	1,594		-
Total minimum lease payments	6,478		433
Less: amounts representing interest	(1,887)		(61)
Less: Tenant Improvement Allowance, net of administrative fee	(229)	(1)	-
Present value of net minimum lease payments	$4,362		$372

(1)	In accordance with ASC 842, a tenant allowance should be included in the measurement of the consideration in the lease agreement at inception and reflected as a reduction to the right-of-use asset and a corresponding reduction to the right-use-liability if the lessee both controls the construction of the tenant improvements and the expects to fully earn all of the tenant allowance. Oncocyte has met both conditions at the inception of the Irvine Lease and has recorded the Tenant Improvement Allowance accordingly. As the cash for the Tenant Improvement Allowance is received from the lessor under the terms of the Irvine Lease, the corresponding right-of-use liability will increase and will be amortized as part of the right-of use asset and liability amortization over the term of the Irvine Lease in accordance with ASC 842. As of December 31, 2020, the lessor had provided $1.1 million of the total $1.3 million Tenant Improvement Allowance, leaving a balance of $0.2 million.

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

Tax Filings

Oncocyte tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Management believes Oncocyte has adequately provided for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be significantly different than the amounts recorded in the consolidated financial statements.

Employment Contracts

Oncocyte has entered into employment and severance benefit contracts with certain executive officers. Under the provisions of the contracts, Oncocyte may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives. As of December 31, 2020, Oncocyte accrued approximately $1.1 million in severance obligations for certain executive officers, in accordance with the severance benefit provisions of their respective employment and severance benefit agreements, related to Oncocyte’s partial reduction in force plan and salary reduction agreements instituted in September 2020.

Indemnification

In the normal course of business, Oncocyte may provide indemnification of varying scope under Oncocyte’s agreements with other companies or consultants, typically Oncocyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Oncocyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Oncocyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Oncocyte’s diagnostic tests. Oncocyte’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from Oncocyte’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or license agreement to which they relate. The Purchase Agreement also contains provisions under which Oncocyte has agreed to indemnify Razor and Encore from losses and expenses resulting from breaches or inaccuracy of Oncocyte’s representations and warranties and breaches or nonfulfillment of Oncocyte’s covenants, agreements, and obligations under the Purchase Agreement. The potential future payments Oncocyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, Oncocyte has not been subject to any claims or demands for indemnification. Oncocyte also maintains various liability insurance policies that limit Oncocyte’s financial exposure. As a result, Oncocyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, Oncocyte has not recorded any liabilities for these agreements as of December 31, 2020 and 2019.

15. Subsequent Events

Equity financings and related transactions

On January 20, 2021, Oncocyte entered into Subscription Agreements with certain institutional investors for a registered direct offering of 7,301,410 shares of common stock, no par value, at an offering price of $3.424 per share, for an aggregate purchase price of $25.0 million. The price per share was the average of the closing price of our common stock on the NYSE American for the five trading days prior to the date on which we and the investors executed the Subscription Agreements. Oncocyte did not pay any fees or commissions to broker-dealers or any finder’s fees, nor did it issue any stock purchase warrants, in connection with the offer and sale of the shares. The investors included Broadwood Capital, LP, Oncocyte’s largest shareholder, and certain investment funds and accounts managed by Pura Vida Investments, LLC, which beneficially owns greater than 5% of our issued and outstanding common stock.

On February 4, 2021, Oncocyte entered into a Purchase Agreement (the “Underwriting Agreement”) with Piper Sandler & Co., as representative of the underwriters named therein (the “Underwriters”), pursuant to which agreed to issue and sell to the Underwriters in an underwritten public offering (the “Offering”) an aggregate of 7,780,000 shares of OncoCyte common stock at a public offering price of $4.50 per share, before underwriting discounts and commissions. Under the terms of the Underwriting Agreement, Oncocyte also granted to the Underwriters an option to purchase up to an additional 1,167,000 shares of common stock to cover over-allotments. On February 9, 2021, Oncocyte completed the Offering and issued 8,947,000 shares of common stock, including the 1,167,000 shares to cover the exercise in full of the Underwriters’ over-allotment option, for aggregate net proceeds to Oncocyte of approximately $37.5 million, after deducting commissions, discounts and estimated expenses related to the Offering. Broadwood Capital, LP purchased 600,000 shares in the Offering.

In January 2021, under the ATM Agreement, Oncocyte sold 2,178,327 shares of common stock in at-the-market transactions for approximately $6.3 million in net cash proceeds. On February 4, 2021, in connection with the Offering discussed above, Oncocyte suspended all further offers and sales of shares of its common stock pursuant to the ATM Agreement.

In February 2021, Oncocyte received $0.8 million in cash proceeds from the issuance of 248,251 shares of common stock from the exercise of certain common stock purchase warrants that were issued and sold during a prior period.

Razor Genomics Second Close

On January 29, 2021, the principal shareholder of Razor informed Oncocyte that the milestone requiring Oncocyte to purchase the outstanding shares of Razor common stock had been attained under the Subscription and the Purchase Agreement. On February 24, 2021, Oncocyte completed the purchase of all of the issued and outstanding shares of common stock of Razor and paid the selling shareholders in total $10 million in cash and issued to them a total of 982,318 shares of Oncocyte common stock having a market value of $5 million based on an average closing price of common stock on the NYSE American over the five trading day period ending on the date prior to the date on which Oncocyte received notice of the achievement of the milestone. As a result of the purchase of the Razor common stock, Oncocyte is now the sole shareholder of Razor.

Merger Agreement with Chronix Biomedical, Inc.

On February 2, 2021, OncoCyte entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CNI Monitor Sub, Inc., a Delaware corporation and wholly-owned subsidiary of OncoCyte, (“Merger Sub”), Chronix Biomedical, Inc., a Delaware corporation (“Chronix”), the stockholders party to the Merger Agreement (the “Stockholders”) and the equityholder representative. Pursuant to the Merger Agreement, Merger Sub will be merged with and into Chronix (the “Merger”) with Chronix surviving the Merger. OncoCyte’s board of directors and Chronix’s board of directors have approved the Merger Agreement.

Merger Consideration

If the Chronix merger is completed, Oncocyte will issue 295,000 shares of OncoCyte common stock to holders of certain Chronix preferred stock, will provide $2.675 million in cash for the payment of certain Chronix liabilities and will assume up to $5.575 million of additional Chronix liabilities.

Earnout Consideration

As additional consideration for Chronix’s stockholders, the Merger Agreement provides for OncoCyte to pay (i) up to $14 million in any combination of cash or OncoCyte common shares if the milestones are achieved, (ii) earnout consideration during the five to ten-year earnout periods of up to 15% of net collections for sales of specified tests and products, and (iii) up to 75% of net collections from the sale or license to a third party of Chronix’s patents for use in transplantation medicine during a seven-year earnout period.

The completion of the Merger is subject to the satisfaction or waiver of closing conditions, including: (i) the absence of any applicable law or order that prohibits completion of the Merger, (ii) performance in all material respects of the obligations required to be performed by the other party pursuant to the Merger Agreement at or prior to the completion of the Merger, (iii) the accuracy of certain representations and warranties made in the Merger Agreement by the other party, subject to certain knowledge or materiality qualifications, (iv) no Stockholders entitled to vote on the Merger will have provided notice of exercise of their dissenter’s rights, and (v) the liabilities of Chronix and its subsidiaries will not exceed $8.25 million in the aggregate.

The Merger Agreement also includes termination provisions for both OncoCyte and Chronix, including the right to terminate by mutual consent and the right of either party to terminate the Merger Agreement if the closing has not occurred on or prior to April 30, 2021.

Registration Rights

Pursuant to the Merger Agreement, OncoCyte agreed to file a registration statement with the SEC covering the issuance or resale of the shares of common stock to be issued in connection with the Merger within 90 days following receipt of information necessary to file the registration statement.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter our fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO. Based on this assessment, management believes that, as of that date, our internal control over financial reporting was effective.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information about each of our directors and each nominee for election as a director is contained under the caption “Election of Directors” in our Proxy Statement for our 2021 Annual Meeting of Shareholders and is incorporated herein by reference. Information about our executive officers, and committees of the Board of Directors, reported under the caption “Corporate Governance,” in our Proxy Statement for our 2021 Annual Meeting of Shareholders is incorporated herein by reference.

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

Information about our compliance with Section 16(a) of the Securities Exchange Act of 1934 reported under the caption “Delinquent Section 16(a) Reports” in our Proxy Statement for our 2021 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Executive Compensation

Information about compensation of our executive officers reported under the caption “Executive Compensation,” and information about compensation of directors reported under the caption “Director Compensation,” in our Proxy Statement for our 2021 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Information on the number of common shares of Oncocyte beneficially owned by each shareholder known by us to be the beneficial owner of 5% or more of our common shares, and by each director and named executive officer, and by all directors and named executive officers as a group, contained under the caption “Principal Shareholders” in our Proxy Statement for our 2021 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information about transactions with related persons; review, and approval or ratification of transactions with related persons reported under the caption “Principal Shareholders,” and information about director independence reported under the caption “Election of Directors,” in our Proxy Statement for our 2021 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information about our Audit Committee’s pre-approval policy for audit services, and information on our principal accounting fees and services reported under the caption “Ratification of the Selection of Our Independent Auditors” in our Proxy Statement for our 2021 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a-1)	Financial Statements.

The following consolidated financial statements of OncoCyte Corporation are filed in the Form 10-K:

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows

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

2.3

Agreement and Plan of Merger, dated as of February 2, 2021, among Oncocyte Corporation, CNI Monitor Sub, Inc., Chronix Biomedical, Inc., the Shareholders who became a Party to the Merger Agreement and the Equityholder Representative (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2021)

3.1	Articles of Incorporation with all amendments (Incorporated by reference to OncoCyte Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 29, 2020)

3.2	Amended and Restated By-Laws (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2020)

4.1	Specimen of Common Stock Certificate (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

4.2	Form of August 2016 Warrant (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2016)

4.3	Form of 2017 Warrant, Exercise Price $3.25 (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

4.4	Form of 2017 Warrant, Exercise Price $5.50 (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

4.5	Silicon Valley Bank Warrant (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

4.6	Form of July 2017 Warrant, Exercise Price $5.50; five-year term (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

4.7	Form of July 2017 Warrant, Exercise Price $3.25, five-year term (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

4.8	Form of July 2018 Warrant (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2018)

4.9	Warrant to Purchase Shares of Common Stock, dated August 1, 2019 (Incorporated by reference to OncoCyte Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019)

4.10	Warrant to Purchase Common Stock, dated October 17, 2019, between OncoCyte Corporation and Silicon Valley Bank (Incorporated by Reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019)

4.11	Description of Securities*

10.1	Form of Director/Consultant Option Agreement (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.2	Form of Employee Incentive Stock Option Agreement (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.3	Registration Rights Agreement dated October 15, 2009 (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.4	Amendment of Registration Rights Agreement, dated August 23, 2011 (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.5	Second Amendment of Registration Rights Agreement, dated May 8, 2015 (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.6	Third Amendment to Registration Rights Agreement, dated November 16, 2015 (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) A-1 filed with the Securities and Exchange Commission on December 29, 2015)

10.7	Form of Alternate Warrant Exercise Agreement, dated February 17, 2017 (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2017)

10.8	Loan and Security Agreement, dated February 21, 2017, between OncoCyte Corporation and Silicon Valley Bank (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

10.9	2017 Amendment to 2010 Stock Option Plan (Incorporated by reference to Registration Statement on Form S-8, File Number 333-219109 filed with the Securities and Exchange Commission on June 30, 2017)

10.10	Form of July 2017 Warrant Exercise Agreement, dated July 21, 2017 (July 2017 Warrant for 100% of shares received on exercise of Original Warrant, at $5.50 exercise price with five-year term) (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

10.11	Form of July 2017 Warrant Exercise Agreement, dated July 21, 2017 (July 2017 Warrant for 50% of shares received on exercise of Original Warrant, at $3.25 exercise price with five-year term) (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

10.12	Employment Agreement, dated November 15, 2017, between OncoCyte Corporation and Mitchell Levine (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018)

10.13	2018 Equity Incentive Plan (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.14	Form of 2018 Equity Incentive Plan Employee Stock Option Agreement (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.15	Form of 2018 Equity Incentive Plan Non-Employee Director Stock Option Agreement (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.16	Form of 2018 Equity Incentive Plan Restricted Stock Unit Agreement (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.17	Employment Agreement, dated May 22, 2019, between OncoCyte Corporation and Padma Sundar (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 26, 2020)

10.18	Employment Agreement, dated June 4, 2019, between OncoCyte Corporation and Ronald Andrews (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2019)

10.19	Amendment to 2018 Equity Incentive Plan (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2019)

10.20	Development Agreement, dated September 30, 2019, among OncoCyte Corporation, Encore Clinical, Inc., and Razor Genomics Inc.† (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

10.21	Sublicense and Distribution Agreement, dated September 30, 2019, among OncoCyte Corporation, Encore Clinical, Inc., and Razor Genomics Inc.† (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

10.22	Laboratory Services Agreement, dated August 15, 2015, as amended, among OncoCyte Corporation, Encore Clinical, Inc., and Razor Genomics Inc.† (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

10.23	First Amendment to Loan and Security Agreement, dated October 17, 2019, between OncoCyte Corporation and Silicon Valley Bank† (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019)

10.24	Office Lease Agreement, dated December 23, 2019, as amended between OncoCyte Corporation and Cushing Ventures, LLC (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2019)

10.25	Lease Agreement, dated November 10, 2011, between Insight Genetics, Inc. and MPC Holdings, LLC, as renewed by notice dated January 3, 2019 (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 26, 2020)

10.26	Oncocyte Corporation Change in Control and Severance Plan (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 26, 2020)

10.27	Form of Change in Control and Severance Agreement (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 26, 2020)

10.28	Form of Subscription Agreement between OncoCyte Corporation and Certain Investors (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2020)

10.29	U.S. Small Business Administration Paycheck Protection Program Note (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2020)

10.30	Loan Deferral Agreement, dated April 2, 2020, between OncocCyte Corporation and Silicon Valley Bank (Incorporated by Reference to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2020)

10.31	Acknowledgement and Agreement, dated May 7, 2020, between OncoCyte Corporation and Ronald Andrews (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2020)

10.32	Acknowledgement and Agreement, dated May 7, 2020, between OncoCyte Corporation and Mitchell Levine (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2020)

10.33	Acknowledgement and Agreement, dated May 7, 2020, between OncoCyte Corporation and Lyndal Hesterberg (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2020)

10.34	Employment Agreement, dated March 23, 2020, between OncoCyte Corporation and Doug Ross (Incorporated by Reference to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 29, 2020)

10.35	Reduction in Salary Agreement between OncoCyte Corporation and Albert Parker (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2020)

10.36	Reduction in Salary Agreement between OncoCyte Corporation and Lyndal Hesterberg (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2020)

10.37	Reduction in Salary Agreement between OncoCyte Corporation and Tony Kalajian (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2020)

10.38	Exclusive Sublicense Agreement in the PRC Territory, Dated December 14, 2020, by and among Razor Genomics, Inc., OncoCyte Corporation, Encore Clinical, Inc., and Burning Rock Biotech Limited (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2020)

10.39	Subscription Agreements, dated January 20, 2021, between OncoCyte Corporation and the Investors Named Therein (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2021)

10.40	Amended and Restated Exclusive License Agreement, effective February 15, 2018, between Razor Genomics, Inc. and the licensor named therein†*

21	Subsidiaries*

23.1	Consent of OUM & Co. LLP *

31	Rule 13a-14(a)/15d-14(a) Certification *

32	Section 1350 Certification *

101	Interactive Data Files *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith

† Portions of this exhibit have been omitted because the omitted information is (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of March 2021.

ONCOCYTE CORPORATION

By:	/s/ Ronald Andrews
Ronald Andrews
President and Chief Executive Officer

Signature	Title	Date

/s/ Ronald Andrews	President and Chief Executive Officer and Director	March 19, 2021
RONALD ANDREWS	(Principal Executive Officer)

/s/ Mitchell Levine	Chief Financial Officer	March 19, 2021
MITCHELL LEVINE	(Principal Financial and Accounting Officer)

/s/ Melinda Griffith	Director	March 19, 2021
MELINDA GRIFFITH

/s/ Andrew Arno	Director	March 19, 2021
ANDREW ARNO

	Director	March 19, 2021
ALFRED D. KINGSLEY

/s/ Andrew Last	Director	March 19, 2021
ANDREW LAST

/s/ Jennifer L Carter	Director	March 19, 2021
JENNIFER L. CARTER

/s/ Cavan Redmond	Director	March 19, 2021
CAVAN REDMOND

