Form 10-K/A
period 2020-12-31
OncoCyte Corp
filed 2021-04-30
CIK 1642380

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

None

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

References to this Report mean our Annual Report on Form 10-K for the year ended December 31, 2020, as amended by this Amendment No. 1.

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2021, to include the information required by Items 10 through 14 of Part III of Form 10-K. We previously omitted this information from our Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits that information to be incorporated in the Form 10-K by reference from a definitive proxy statement if the proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 solely to provide the information required in Part III of Form 10-K because our definitive proxy statement containing this information will not be filed until a later date. The reference on the cover of the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the original Form 10-K is hereby deleted.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

The names and ages of our directors are:

Ronald Andrews, 61, joined our Board of Directors in April 2018 and has served as our President and Chief Executive Officer since July 1, 2019. Mr. Andrews has over 30 years of experience in the molecular diagnostics and genomics industries, including experience integrating companies acquired in mergers. Mr. Andrews is the founder and former principal of the Bethesda Group, a consulting firm that advises companies in the molecular diagnostics and genomics fields. Prior to founding the Bethesda Group in 2015, Mr. Andrews served as President, Genetic Sciences Division of Thermo Fisher Scientific from September 2013 to December 2014, and as President, Medical Sciences Venture for Life Technologies from February 2012 to September 2013 when Life Technologies was acquired by Thermo Fisher. From 2004 to December 2010, Mr. Andrews was the Chief Executive Officer and Vice Chairman of the Board of Clarient, Inc., a cancer diagnostics company, and from December 2010 to February 2012 he served as CEO of GE Molecular Diagnostics after Clarient was acquired by GE Healthcare. Mr. Andrews oversaw the transition of Clarient, Inc. into GE Healthcare and established a strategic plan to integrate in vivo and in vitro diagnostic tests and expand GE’s presence in oncology. Mr. Andrews also held management positions with companies in diagnostics and related medical fields, including Roche Molecular Diagnostics, Immucor, Inc. and Abbott Labs. Mr. Andrews also serves as a director of Precipio, Inc. and previously served as a director of Oxford ImmunoTec. Mr. Andrews is also a member of the Board of Governors of CancerLinQ LLC, a wholly-owned non-profit subsidiary of the American Society of Clinical Oncology.

Andrew Arno, 61, joined our Board of Directors in June 2015 and has 30 years of experience handling a wide range of corporate and financial matters, including work as an investment banker and strategic advisor to emerging growth companies. He is currently Vice Chairman of Special Equities Group, LLC a privately held investment banking firm affiliated with Dawson James Securities Inc. and previously with Bradley Woods & Co. Ltd. Mr. Arno previously served as Vice Chairman at Chardan Capital Markets, LLC. From June 2013 until July 2015 Mr. Arno served as Managing Director of Emerging Growth Equities, an investment bank, and Vice President of Sabr, Inc., a family investment group. He was previously President of LOMUSA Limited, an investment banking firm. From 2009 to 2012, Mr. Arno served as Vice Chairman and Chief Marketing Officer of Unterberg Capital, LLC, an investment advisory firm that he co-founded. He was also Vice Chairman and Head of Equity Capital Markets of Merriman Capital LLC, an investment banking firm, and served on the board of the parent company, Merriman Holdings, Inc. Mr. Arno currently serves on the boards of directors of Smith Micro Software, Inc. and served as a director of Asterias Biotherapeutics, Inc. from August 2014 until it was acquired by Lineage Cell Therapeutics, Inc. in March 2019.

Jennifer Levin Carter, 57, joined our Board of Directors during August 2020. Dr. Carter is a healthcare executive, investor, board member and entrepreneur with a track record of developing and investing in innovative strategies and solutions at the intersection of and healthcare IT and services, digital health and machine learning, precision medicine, and genomics. Dr. Carter is a Managing Director at Sandbox Industries and Blue Venture Fund. Sandbox provides healthcare-related investment management exclusively for the Blue Venture Fund. Previously, Dr. Carter as Managing Director of JLC Precision Health Strategies and VP and of Head of Precision Health at Integral Health (now Valo Health), a Flagship Pioneering company. In 2018, Dr. Carter founded TrialzOWN, Inc. a healthcare company that was acquired in the development stage by Integral Health in March 2019. Prior to serving as CEO of TrialzOWN, Dr. Carter founded N-of-One, Inc. and served as its Chief Executive Officer from 2008 to 2012, and as its Chief Medical Officer from 2012 until its acquisition by Qiagen in 2019. At N-of-One, Dr. Carter led the creation of novel treatment strategies for cancer patients. Prior to founding N-of-One, Dr. Carter spent nine years working as an Investment Consultant with Levin Capital Strategies and with other groups specializing in biotechnology and life sciences investments evaluating existing and emerging markets, new medical technologies, and early-stage companies. After obtaining her medical degree, Dr. Carter practiced internal medicine at Mount Auburn Hospital in Cambridge, MA. Dr. Carter serves on the board of directors of DFP Healthcare Acquisitions Corp. Dr. Carter received a B.S. degree from Yale University, an MD from Harvard Medical School, an MPH from the Harvard School of Public Health, and an MBA from MIT.

Melinda Griffith, 66, joined our Board of Directors in July 2019. Ms. Griffith brings to our Board her years of business development and legal experience in advising public and private companies in the diagnostics and life sciences sectors. Ms. Griffith has been Vice President of Strategic Alliance Management and Chief Legal Counsel at the Parker Institute for Cancer Immunotherapy since 2016. Since 2015, Ms. Griffith has served as the Chair of the Board of Directors of Thrive Networks, a non-profit organization supporting healthcare, water and sanitation, and education projects in Vietnam, Cambodia and Laos. Previously, Ms. Griffith worked at Clarient, Inc., a CLIA-certified cancer testing lab, where she served as Senior Vice President from 2010 through 2013, as General Counsel from 2010 to 2011, and as Chief Compliance Officer and head of Business Development and Product Strategy from 2011 to 2013, where she aided the company through the public tender offer and sale process to GE Healthcare. Ms. Griffith previously served in executive roles at Axys Pharmaceuticals from 1992 to 1995, Genelabs Technologies from 1995 to 1998, Tethys Bioscience from 2008 to 2009, and CardioDx from 2014 to 2015. Additionally, Ms. Griffith served as the global head of licensing and law for Hoffmann La-Roche’s molecular diagnostic business from 1998 to 2007, where she oversaw the worldwide PCR licensing programs and directed its IP strategy and litigation in U.S. and foreign courts and agencies. Ms. Griffith directed GE Healthcare’s Congressional and Medicare lobbying efforts to address CMS coverage and reimbursement determinations for in vitro diagnostic tests from 2011 to 2013, and was on the Board of Directors of the California Clinical Laboratory Association from 2012 to 2013. Ms. Griffith received a JD from the University of California, Hastings College of the Law, and a Bachelor of Science degree in Business Administration from the University of California, Berkeley. She is admitted to practice law in New York and California.

Alfred D. Kingsley, 78, joined the Board of Directors during September 2009 and served as Chairman of the Board from December 2010 until April 2018. Mr. Kingsley is also the Chairman of the Board of Directors of Lineage Cell Therapeutics, Inc. (Lineage), formerly BioTime. Mr. Kingsley’s long career in corporate finance and mergers and acquisitions includes substantial experience in helping companies to improve their management and corporate governance, and to restructure their operations in order to add value for shareholders. As Chairman of the Board of Lineage and formerly of Oncocyte, Mr. Kingsley has been instrumental in structuring their equity and debt financings and their business acquisitions. Mr. Kingsley has been general partner of Greenway Partners, L.P., a private investment firm, and President of Greenbelt Corp., a business consulting firm, since 1993. Mr. Kingsley was Senior Vice-President of Icahn and Company and its affiliated entities for more than 25 years. Mr. Kingsley served as a director of Asterias Biotherapeutics, Inc. from September 2012 until it was acquired by Lineage in March 2019. Mr. Kingsley holds a BS degree in economics from the Wharton School of the University of Pennsylvania, and a J.D. degree and LLM in taxation from New York University Law School.

Andrew J. Last, 61, joined the Board of Directors during December 2015. Dr. Last shares with our Board his many years of senior management experience commercializing products internationally in the genomics and life-sciences industries. Since 2019 Dr. Last has served as Executive Vice President and Chief Operating Officer of Bio-Rad Laboratories, Inc., a global leader in developing, manufacturing, and marketing a broad range of innovative products for the life science research and clinical diagnostic markets. Dr. Last previously served as Chief Commercial Officer at Berkeley Lights Inc., a digital cell biology company focused on enabling and accelerating the rapid development and commercialization of biotherapeutics and other cell-based products, and as Chief Operating Officer of Intrexon Corporation, company using synthetic biology to focus on programming biological systems to alleviate disease, remediate environmental challenges, and provide sustainable food and industrial chemicals. From 2010 to 2016, Dr. Last was Executive Vice President and Chief Operating Officer of Affymetrix. Before joining Affymetrix, Dr. Last served as Vice President, Global and Strategic Marketing of BD Biosciences and as General Manager of Pharmingen from 2004 to 2010. From 2002 to 2004, Dr. Last held management positions at Applied Biosystems, Inc., including as Vice President and General Manager from 2003-2004 and Vice President of Marketing 2002-2003. Earlier in his career, he served in a variety of management positions at other companies, including Incyte Genomics and Monsanto. Dr. Last holds Ph.D. and MS degrees with specialization in Agrochemical Chemicals and Bio-Aeronautics, respectively, from Cranfield University, and a BS degree in Biological Sciences from the University of Leicester in the United Kingdom.

Cavan Redmond, 60, joined our Board of Directors in August of 2015 and was appointed Chairman of the Board during April 2018. Mr. Redmond brings to our Board decades of executive pharmaceutical and healthcare experience demonstrating leadership in a diverse compliment of healthcare areas. Since 2014, Mr. Redmond has served as Partner for Zarsy, LLC. Mr. Redmond served as Chief Executive Officer of WebMD from May 2012 until May 2013. From August 2011 until May 2012, Mr. Redmond served as Group President, Animal Health, Consumer Healthcare and Corporate Strategy of Pfizer Inc., a pharmaceutical company. He served as Pfizer’s Group President, Animal Health, Consumer Healthcare, Capsugel and Corporate Strategy from December 2010 until August 2011 and as its Senior Vice President and Group President, Pfizer Diversified Businesses from October 2009 until December 2010. Prior to Pfizer’s acquisition of Wyeth, a pharmaceutical company, Mr. Redmond served as President, Wyeth Consumer Healthcare and Animal Health Business. Before that, he held the positions of President, Wyeth Consumer Healthcare from December 2007 until May 2009 and served on Wyeth Parmaceuticals’ Executive Leadership Team. At Wyeth, Mr. Redmond served as General Manager and Executive Vice President of Wyeth Bioparhma which grew into a leading global biotech company under his leadership. Mr. Redmond also served as a director of Lineage Cell Therapeutics, Inc. from February 2018 through July 2019 and has served on the boards of directors of The Wistar Institute of Anatomy and Biology and the Arthritis Foundation.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to our principal executive officers, our principal financial officer and accounting officer, our other executive officers, and our directors. The purpose of the Code of Ethics is to deter wrongdoing and to promote the conduct of all Oncocyte business in accordance with high standards of integrity, including, among other things: (i) compliance with applicable governmental laws, rules, and regulations; (ii) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest; (iii) the prompt internal reporting of any suspected violations of the Code of Ethics to appropriate persons or through Oncocyte’s Compliance Hotline/Helpline; (iv) complete cooperation in the investigation of reported violations and the provision of truthful, complete and accurate information; and (v) accountability for adherence to the Code of Ethics. A copy of our Code of Ethics has been posted on our internet website and can be found at www.oncocyte.com. We intend to disclose any future amendments to certain provisions of our Code of Ethics, and any waivers of those provisions granted to our principal executive officers, principal financial officer, principal accounting officer or controller or persons performing similar functions, by posting the information on our website within four business days following the date of the amendment or waiver.

Audit Committee

The Board of Directors has an Audit Committee, the members of which are independent in accordance with Rule 5605(a)(2) and Rule 5605(c)(2) of The Nasdaq Stock Market LLC (“Nasdaq”) and Section 10A-3 under the Exchange Act.

The members of the Audit Committee are Andrew Arno (Chair), Alfred D. Kingsley, Andrew J. Last, and Cavan Redmond. The purpose of the Audit Committee is to recommend the engagement of our independent registered public accountants, to review their performance and the plan, scope, and results of the audit, and to review and approve the fees we pay to our independent registered public accountants. The Audit Committee also will review our accounting and financial reporting procedures and controls.

Our Board of Directors has determined that Andrew Arno meets the criteria of an “audit committee financial expert” within the meaning of the SEC’s regulations based on his many years of experience in the investment banking industry, and his audit committee service at another company, including the evaluation of financial statements.

Executive Officers

Ronald Andrews, Chief Executive Officer and President, Mitchell Levine, Chief Financial Officer, Douglas Ross, M.D., Chief Medical Officer, and Padma Sundar, Chief Commercial Officer are our executive officers. Albert Parker served as our Chief Operating Officer, Lyndal K. Hesterberg served as our Chief Scientific Officer, and Tony Kalajian served as our Sr. Vice President and Chief Accounting Officer during 2020.

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

Padma Sundar was appointed Chief Commercial Officer during January 2021 after serving as Senior Vice President—Marketing and Market Access since May 2019. Before joining Oncocyte, Ms. Sundar served as Vice President of Strategy and Market Access at CellMax Life, a liquid biopsy company, from 2017 until 2019, and she served as Director of Marketing at Guardant Health, Inc., cancer diagnostics company, from 2016 until 2017. Previously, Ms. Sundar was Senior Director at Roche Sequencing and was Senior Director for the oncology portfolio at Affymetrix. Ms. Sundar began her career at McKinsey and Company, and received her M.B.A. and M.P.H. from the University of California, Berkeley, and her B.A. in Chemistry from the University of Delhi.

Delinquent Section 16(a) Reports

Section 16(a) of Exchange Act, requires our directors and executive officers and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other Oncocyte equity securities.

To our knowledge, based solely on our review of the copies of Forms, 3 and 4 and amendments thereto filed during the last fiscal year, and Forms 5 and amendments thereto filed with respect to the last fiscal year, by the Reporting Persons, or written representation from the Reporting Persons that no Form 5 was required, Ronald Andrews and Mitchell Levine each were delinquent in filing one Form 4.

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

Non-employee directors, other than the Chairman of the Board of Directors, received an annual fee of $35,000 in cash during 2020. In addition to cash fees, non-employee directors received options to purchase 57,000 shares of common stock under our 2018 Equity Incentive Plan (the “Incentive Plan”) during 2020. In 2020, our Chairman received an annual cash fee of $70,000 and an annual award of options to purchase 62,000 shares of Oncocyte common stock.

The annual fee of cash was paid in quarterly installments, and the stock options granted vested and became exercisable one year from the date of grant, subject to the non-employee director’s continued service as a director of Oncocyte or a subsidiary from the date of grant until the vesting date or, if earlier, until the next annual meeting of shareholders. The options will expire if not exercised ten years from the date of grant.

Directors who served on the Audit Committee, the Compensation Committee, the Nominating/Corporate Governance Committee, Science and Technology Committee or the Finance Committee during 2020 received, in addition to other fees payable to them as directors, the following annual fees which were paid in quarterly installments:

●	Audit Committee Chairman: $15,000
●	Audit Committee Member other than Chairman: $7,500
●	Compensation Committee Chairman: $10,000
●	Compensation Committee Member other than Chairman: $5,000
●	Nominating/Corporate Governance Committee Chairman: $10,000
●	Nominating/Corporate Governance Committee Member other than Chairman: $5,000
●	Science and Technology Committee Chairman: $10,000
●	Science and Technology Committee Member other than Chairman: $5,000
●	Finance and Strategy Committee Member: $5,000

During May 2020, we entered into Acknowledgement and Agreements (the “Deferral Agreements”) with certain of our non-employee directors pursuant to which our they agreed to defer a portion of their compensation. Deferred fees accrued interest at 6% per annum. On December 8, 2020 the deferred fee obligations were settled by paying the fees and accrued interest in cash or, as agreed individually by participating directors and Oncocyte, a combination of cash and shares of our common stock.

The following table summarizes certain information concerning the compensation paid during the past fiscal year to each of the persons who served as directors during the year ended December 31, 2020 and who were not our employees on the date the compensation was earned.

Name	Fees Earned Or Paid in Cash(1)		Option Awards (2)		Nonqualified Deferred Compensation Earnings(3)	Total
Andrew Arno	$65,000	(4)	$106,590	(5)	$628	$172,218
Jennifer Levin Carter	$17,500		$61,560	(6)	–	$79,060
Melinda Griffith	$55,000		$106,590	(5)	$1,163	$162,753
Alfred D. Kingsley	$40,000	(7)	$106,590	(5)	$387	$146,977
Andrew J. Last	$72,500	(8)	$106,590	(5)	$1,459	$180,549
Aditya Mohanty (9)	$17,500		$–		$–	$17,500
Cavan Redmond	$82,500	(10)	$115,940	(11)	$1,660	$200,100

(1)	Certain directors elected to receive shares of Oncocyte common stock at market value in lieu of a portion of their cash fees.

(2)	Options granted will vest and become exercisable one year from the date of grant, subject to the non-employee director’s continued service as a director of Oncocyte or a subsidiary from the date of grant until the vesting date or, if earlier, until the next annual meeting of shareholders, but must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. Values are computed in accordance with FASB Accounting Standards Codification (ASC) Topic 718, Compensation - Stock Compensation. We used the Black-Scholes Pricing Model to compute option fair values based on applicable exercise and stock prices, an expected option term, volatility assumptions, and risk-free interest rates.

(3)	Reflects interest accrued and paid to those directors who elected to enter into Deferral Agreements. Certain directors elected to receive a portion of their interest in shares of Oncocyte common stock at market value.

(4)	Of the total fees earned and interest accrued on deferred fees, $19,877 was paid in 9,602 shares of common stock at $2.07 per share based on the closing price of Oncocyte common stock.

(5)	Mr. Arno, Ms. Griffith, Mr. Kingsley, and Mr. Last each received 57,000 stock options on June 17, 2020. The options are exercisable at an exercise price of $2.38 per share.

(6)	Ms. Carter received 57,000 stock options on August 24, 2020 upon joining our Board of Directors. The options are exercisable at an exercise price of $1.40 per share.

(7)	Of the total fees earned and interest accrued on deferred fees, $12,232 was paid in 5,909 shares of common stock at $2.07 per share based on the closing price of Oncocyte common stock.

(8)	Of the total fees earned and interest accrued on deferred fees, $33,500 was paid in 16,184 shares of common stock at $2.07 per share based on the closing price of Oncocyte common stock.

(9)	Mr. Mohanty’s term as a director expired on the date of our 2020 Annual Meeting of Shareholders.

(10)	Of the total fees earned and interest accrued on deferred fees, $38,121 was paid in 18,416 shares of common stock at $2.07 per share based on the closing price of Oncocyte common stock.

(11)	Mr. Redmond received 62,000 stock options on June 17, 2020. The options are exercisable at an exercise price of $2.38 per share.

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

The following tables show certain information relating to the compensation of our President and Chief Executive Officer, the two highest paid individuals other than our President and Chief Executive Officer who were serving as executive officers at year end and whose total individual compensation exceeded $100,000 during 2020, and our former Chief Operating Officer whose total individual compensation exceeded $100,000 during 2020 and who would have been among the two highest paid executive officers other than our President and Chief Executive Officer had he continued to serve as an executive officer at the end of 2020. We refer to such executive officers as our “Named Executive Officers”.

Summary Compensation Table

Name and principal position	Year	Salary		Bonus		Stock Awards(1)		Option Awards(1)		Nonqualified Deferred Compensation Earnings(2)		All Other Compensation(3)		Total
Ronald Andrews	2020	$487,385		$465,600	(4)	—		$68,500	(5)	$9,190		$16,175		$1,046,850
President and Chief Executive Officer	2019	$276,250	(6)	$—		163,150	(7)	$1,626,562	(7)	$—		$—		$2,065,962

Mitchell Levine	2020	$361,999	(8)	$131,670		$44,800	(9)	$504,431	(10)	$721	(8)	$14,839		$1,058,460
Chief Financial Officer	2019	$343,063		$131,670		$70,400	(11)	$600,142	(11)	$—		$12,662		$1,157,937

Padma Sundar	2020	$293,260	(13)	$60,000				$543,150	(14)	$297	(13)	$11,665		$908,372
Senior Vice President, Marketing and Market Access(12)	2019	$158,323		$—				$615,600	(14)	$—		$—		$773,923

Albert P. Parker	2020	$348,948	(16)	$133,465				$530,363	(17)	$1,082	(16)	$386,135	(18)	$1,399,993
Chief Operating Officer(15)	2019	$350,233		$57,120				$490,000	(19)	$—		$14,000		$911,353

8

(1)

Option awards granted under our 2010 Employee Stock Option Plan (the “Option Plan”) or under our Incentive Plan are valued at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. Except as otherwise indicated below, one quarter of the options will vest upon completion of 12 full months of continuous employment measured from the grant date, and the balance of the options shall vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, based upon the completion of each month of continuous employment. Amounts shown in this column do not reflect dollar amounts actually received by our Named Executive Officers. Instead, these amounts reflect the aggregate grant date fair value of each stock option granted, computed in accordance with the provisions of FASB ASC Topic 718. For stock options that have performance-based (sometimes referred to as milestone-based) vesting conditions, compensation is shown in the tables in the same manner as Oncocyte recorded stock based compensation expense for the grant on the basis of the estimated probability that the vesting condition will be met or the determination that the condition has been met. We used the Black-Scholes Pricing Model to compute option fair values based on applicable exercise and stock prices, an expected option term, volatility assumptions, and risk-free interest rates. Our Named Executive Officers will only realize compensation upon exercise of the stock options and to the extent the trading price of our common stock is greater than the exercise price of such stock options at the time of exercise.

Stock awards consist entirely of restricted stock units (“RSUs”) and are valued in the table at the aggregate grant date fair value based on the closing price of Oncocyte common stock as quoted on the NYSE American as if the stock awards were fully vested. Beginning on March 8, 2021, our common stock began trading on the NASDAQ Global Market under the symbol “OCX”, and prior to that date our common stock was traded on the NYSE American under the same symbol.

For a full discussion of OncoCyte’s accounting of stock-based compensation under ASC 718, please refer to Note 11 to our consolidated financial statements found elsewhere in this Report.

(2)	Reflects interest accrued and paid to those executives who elected to enter into Deferral Agreements. Certain executives elected to receive a portion of their interest in shares of Oncocyte common stock at market value on the date of payment. Also includes accrual of severance compensation in the case of an executive terminated in December 2020.

(3)	Other compensation consists primarily of employer contributions to employee accounts under our 401(k) plan.

(4)	The amount of Mr. Andrews bonus includes RSUs for 106,221 shares of common stock under our Incentive Plan that Mr. Andrews agreed to accept in lieu of $279,360 in cash as part of his discretionary bonus. The number of RSUs granted was determined based on the $279,360 divided by the $2.63 per share closing price of Oncocyte common stock on May 7, 2020. The RSUs will vest on May 7, 2021, the anniversary of the grant date.

(5)	In July 2020, Mr. Andrews was granted 50,000 stock options exercisable at an exercise price of $1.68 per share.

(6)	Mr. Andrews was appointed President and Chief Executive Officer effective July 1, 2019. Amounts shown as salary in the table above includes $36,250 of cash fees that Mr. Andrews received for services as a non-employee director prior to July 1, 2019.

(7)	In July 2019, Mr. Andrews was granted (i) options to purchase 950,000 shares of common stock, effective on the date his employment commenced, at an exercise price of $2.51 per share, (ii) options to purchase 50,000 shares of common stock effective on upon completion of one year of continuous service as an employee which are included in the table as part of his 2020 compensation because the grant of the options did not become effective until July 2020 when Mr. Andrews completed a year of continuous service as an employee, and (iii) RSUs with respect to 65,000 shares of common stock, effective upon his completion of one year of continuous service as an employee. The fair value of the RSUs was measured as of the July 1, 2019 grant date based on the closing price of Oncocyte common stock quoted on the NYSE American on that date.

(8)	Of the total salary earned and interest accrued on deferred salary, $20,950 was paid in 10,121 shares of common stock at $2.07 per share based on the closing price of Oncocyte common stock on the payment date.

(9)	In April 2020, Mr. Levine was granted 20,000 RSUs which vest one year from the date of grant. The fair value of the RSUs was measured as of the April 28, 2020 grant date based on the closing price of Oncocyte common stock quoted on the NYSE American on that date.

(10)	In February 2020, Mr. Levine was granted 204,000 stock options exercisable at an exercise price of $2.63 per share. The amount shown in the table also includes $69,911 of value for stock options granted in May 2018 that vested during June 2020 when the performance conditions required for vesting were met.

(11)	In March 2019, Mr. Levine was granted 245,000 stock options exercisable at an exercise price of $3.52 per share and 20,000 RSUs. The RSUs vested on March 14, 2020. The fair value of the RSUs was measured as of the March 14, 2019 grant date based on the closing price of Oncocyte common stock quoted on the NYSE American on that date.

(12)	Ms. Sundar was appointed Senior Vice President, Marketing and Market Access effective May 22, 2019 and was promoted to Chief Commercial Officer effective January 4, 2021. All amounts shown in the table above reflect Ms. Sundar’s compensation prior to her promotion.

(13)	Of the total salary earned and interest accrued on deferred salary, $8,646 was paid in 4,177 shares of common stock at $2.07 per share based on the closing price of Oncocyte common stock on the payment date.

(14)	In February 2020, Ms. Sundar was granted 255,000 stock options at an exercise price of $2.63 per share and in May 2019, Ms. Sundar was granted 180,000 stock options at an exercise price of $4.94 per share.

(15)	Mr. Parker served as our Chief Operating Officer from August 2018 until December 2020.

(16)	Of the total salary earned and interest accrued on deferred salary, $11,564 was paid in 5,586 shares of common stock at $2.07 per share based on the closing price of Oncocyte common stock on the payment date.

(17)	In February 2020, Mr. Parker was granted 204,000 stock options at an exercise price of $2.63 per share. The amount shown in the table also includes $95,843 of value for stock options granted in August 2018 that vested during June 2020 when the performance conditions required for vesting were met.

(18)	Includes $361,757 of severance compensation accrued pursuant to Mr. Parker’s CIC Agreement, as discussed below, upon the termination of Mr. Parker’s employment in December 2020

(19)	In March 2019, Mr. Parker was granted 200,000 stock options at an exercise price of $3.52 per share.

Executive Employment Agreements, Deferral Agreements, and Change of Control Provisions

Employment Agreements

We have entered into Employment Agreements with our Named Executive Officers.

Pursuant to his employment agreement, the annual salary of our President and Chief Executive Officer Ronald Andrews, was set at $480,000. Mr. Andrews is also eligible to receive annual bonuses, to the extent approved by the Board of Directors in its discretion, based on the achievement of predetermined company and individual objectives set by the Board of Directors or its Compensation Committee from time to time. During 2020 Mr. Andrews was awarded a discretionary bonus of $465,600. Mr. Andrews agreed to accept RSUs for 106,221 shares of common stock under our Incentive Plan in lieu of a $279,360 cash portion of that discretionary bonus. The 106,221 RSUs were determined based on $279,360 divided by the $2.63 per share closing price of Oncocyte common stock as quoted on the NYSE American on May 7, 2020. The RSUs will vest on May 7, 2021, the anniversary of the grant date.

Pursuant to his employment agreement, Mr. Andrews received the following equity awards under the Incentive Plan: (i) options to purchase 950,000 shares of Oncocyte common stock effective on the date his employment commenced (the “Initial Grant”); (ii) options to purchase 50,000 shares of common stock, effective on upon his completion of one year of continuous service as an employee (the “Second Grant”); and (iii) RSUs with respect to 65,000 shares of common stock, effective upon his completion of one year of continuous service as an employee. The exercise price of the options in the Initial Grant and Second Grant was the fair market value of a share of Oncocyte common stock on the applicable effective date of grant, determined in accordance with the Incentive Plan.

The vesting schedule of the options in the Initial Grant pursuant to which the options became or will become exercisable is as follows: twenty-five percent of the options vested upon Mr. Andrew’s completion of one year of continuous service as an employee, and the balance of the options began to vest in 36 equal monthly installments, commencing on the first anniversary of the effective date of the Initial Grant, subject to his continued service as an employee on the applicable vesting date.

The options in the Second Grant vested upon Mr. Andrew’s completion of one year of continuous service as an employee from the effective date of the Second Grant. The 65,000 RSUs will vest on July 1, 2021.

During 2020, the annual salary of Mitchell Levine our Chief Financial Officer was increased from $346,500 to $362,000. Pursuant to Mr. Levine’s employment agreement he is eligible to receive annual cash incentive bonus awards determined by the Board of Directors, with a target bonus of not less than 40% of his base salary, based on his achievement of specific, objectively determinable, performance goals at target levels for the year.

During 2020, the annual salary of Padma Sundar, then our Vice President—Marketing and Market Access, was increased from her starting salary of $260,000 pursuant to her employment agreement to $294,580. Pursuant to her employment agreement, she is eligible to receive annual cash incentive bonus awards determined by the Board of Directors, with a target bonus of not less than 35% of her base salary, based on the achievement of specific, objectively determinable, individual and company performance goals at target levels for the year.

On September 28, 2020, the full-time employment of Albert Parker, our Chief Operating Officer and Secretary, was terminated and he was retained as a part-time employee under the terms of a Reduction in Salary Agreement as part of a cost savings plan that also included the conversion of certain other executive officers from full-time to part-time employees. Mr. Parker’s part-time employment terminated on December 18, 2020. During the period of his part-time employment, Mr. Parker received 50% of his regular bi-weekly salary and remained eligible to participate in Oncocyte’s employee benefit plans and our Incentive Plan, but he no longer accrued paid time off. Mr. Parker’s salary deferral under the terms of his Deferral Agreement, as discussed below under “Salary Deferral Agreements,” ended on September 28, 2020 and his accrued deferred salary plus accrued interest was paid during December 2020.

Salary Deferral Agreements.

During May 2020, we entered into Deferral Agreements with certain of our executive officers pursuant to which our they agreed to defer a portion of their compensation and to receive interest on the deferred amount.

Ronald Andrews, our Chief Executive Officer, agreed to defer 30% of his base salary, and $186,240 of a discretionary bonus that otherwise would have been payable in cash. Mitchell Levine, our Chief Financial Officer and Albert Parker, our former Chief Operating Officer, each agreed to defer 20% of their base salary, and Padma Sundar, our Chief Commercial Officer, agreed to defer 10% of her base salary.

On December 11, 2020, Messrs. Andrews, Levine, and Parker, and Ms. Sundar received payment of their deferred compensation and accrued interest. Mr. Andrews received payment in cash and Messrs. Levine and Parker and Ms. Sundar received payment in cash and shares of Oncocyte common stock valued at the closing price of the common stock on the NYSE American on December 8, 2020.

Change in Control and Severance Plan

We have adopted the OncoCyte Corporation Change in Control and Severance Plan (the “CIC Plan”) which provides change in control and other severance benefits to a select group of our management or highly compensated employees, including our executive officers, who have executed a Change in Control and Severance Agreement (“CIC Agreement”) and who otherwise satisfy the conditions set forth in their CIC Agreement and the provisions of the CIC Plan. Pursuant to the CIC Plan, we have entered into CIC Agreements with certain executive officers, including our President and Chief Executive Officer, Ronald Andrews, our Chief Financial Officer, Mitchell Levine, our Chief Commercial Officer, Padma Sundar, and our former Chief Operating Officer, Albert Parker. Each of their CIC Agreements has the effect of modifying the executive’s employment agreement and provides that if we terminate the executive’s employment without “cause” or if the executive resigns for “good reason”, the executive will receive a severance payment in the amount of 12 months of his or her base salary and accelerated vesting of stock options, restricted stock units, and any other equity awards (“Equity Awards”) that were schedule to vest based on the passage of time during the 12 months following the termination of employment. In addition to those severance benefits, if a termination of the executive’s employment without “cause” or a resignation for “good reason” occurs within three months before or twelve months after a “change in control,” the executive will also receive his or her target bonus for the year and the vesting of all Equity Awards will be fully accelerated. In addition to the foregoing, the terminated executive will receive a lump sum payment (which shall not be grossed up for applicable income and employment taxes) equal to twelve months of the premium costs of group health plan continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) to the same extent provided under Oncocyte’s group health plan. In order to receive the severance benefits, the executive must execute and comply with a separation agreement and general release of all claims against Oncocyte.

Equity Awards Outstanding at Year End

The following table summarizes certain information concerning stock options and other equity awards granted by us under the Option Plan and the Incentive Plan held as of December 31, 2020 by our Named Executive Officers:

Equity Awards Outstanding At Year-End

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable (1)		Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price	Option Expiration Date	Number of shares or units of stock that have not vested (#)		Market value of shares of units of stock that have not vested ($)	Equity Incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Ronald Andrews	20,000	(2)	—		—	$2.10	April 1, 2028

	—		—			n/a	n/a	65,000	(3)	$155,350	—	—

	45,000	(4)	—		—	$2.40	August 29, 2028

	—		—			n/a	n/a	106,221	(5)	$253,868	—	—

	336,458	(6)	613,542		—	$2.51	June 30, 2029

	—		50,000	(7)	—	$1.68	June 30, 2030

Mitchell Levine	154,169	(8)	45,831			$5.90	November 15, 2027

	73,958	(9)	17,708		—	$2.35	May 22, 2028

	107,188	(10)	137,812			$3.52	March 13, 2029

	—		—			n/a	n/a	20,000	(12)	$47,800

	—		204,000	(11)		$2.63	February 9, 2030

Albert P. Parker	200,000	(13)	—			$2.30	August 5, 2028,	—
	137,052	(14)	62,498			$3.52	March 13, 2029

	93,500	(15)	110,500			$2.63	February 9, 2030

Padma Sundar	71,250	(16)	108,750			$4.94	May 21, 2029

	—		255,000	(17)		$2.63	February 9, 2030

(1)	Except as otherwise indicated below, one quarter of the options shall vest upon completion of 12 full months of continuous employment measured from the date of grant, and the balance of the options will vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, based upon the completion of each month of continuous employment.

(2)	The date of grant was April 2, 2018 for services of Mr. Andrews as a non-employee director of Oncocyte. The options vested on the first anniversary of the grant date.

(3)	The date of grant of the RSUs was July 1, 2019. The RSUs will vest upon completion of two years of continuous service as an employee from the grant date. The market value of the RSUs was determined based on the closing price of Oncocyte common stock on December 31, 2020.
.
(4)	The date of grant was August 30, 2018 for services of Mr. Andrews as a non-employee director of Oncocyte. The options vested on the first anniversary of the grant date.

(5)	Mr. Andrews agreed to accept RSUs for 106,221 shares of common stock under our Incentive Plan in lieu of $279,360 in cash as part of his discretionary bonus. The 106,221 shares of RSUs were determined based on the cash payable value of $279,360 divided by the $2.63 per share closing price of Oncocyte common stock on May 7, 2020. The RSUs will vest on May 7, 2021, the anniversary of the grant date. The market value of the RSUs shown above was determined based on the closing price of Oncocyte common stock on December 31, 2020.

(6)	The date of grant was July 1, 2019.

(7)	The date of grant was July 1, 2020.

(8)	These options were granted to Mr. Levine upon his appointment as Chief Financial Officer on November 16, 2017.

(9)	The date of grant was May 23, 2018. Included in the number of options exercisable is 41,666 options which vested in June 2020 based on certain performance conditions for vesting having been met.

(10)	The date of grant was March 14, 2019.

(11)	The date of grant was February 10, 2020.

(12)	The date of the grant was April 28, 2020 and the 20,000 restricted stock units will vest one year from the date of grant. The market value of the RSUs was determined based on the closing price of Oncocyte common stock on December 31, 2020.

(13)	The date of grant was August 6, 2018. The number of exercisable options includes 65,000 options that vested during June 2020 upon on the attainment of certain performance conditions required for vesting, and includes additional stock options that vested through acceleration, pursuant to Mr. Parker’s CIC Agreement, upon the termination of Mr. Parker’s employment in December 2020.

(14)	The date of grant was March 14, 2019. The number of exercisable options includes stock options that vested through acceleration, pursuant to Mr. Parker’s CIC Agreement, upon the termination of Mr. Parker’s employment in December 2020.

(15)	The date of grant was February 10, 2020. The number of exercisable options includes stock options that vested through acceleration, pursuant to Mr. Parker’s CIC Agreement, upon the termination of Mr. Parker’s employment in December 2020.

(16)	The date of grant was May 22, 2019.

(17)	The date of grant was February 10, 2020.

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

Repricing Prohibition

The Incentive Plan prohibits any modification of the purchase price or exercise price of an outstanding option or other Award if the change would effect a “repricing’ without shareholder approval. As defined in the Incentive Plan, “repricing” means a reduction in the exercise price of an outstanding option or SAR or cancellation of an “underwater” or “out-of-the-money” Award in exchange for other Awards or cash. An “underwater” or “out-of-the-money” Award is defined to mean an Award for which the exercise price is less than the “fair market value” of Oncocyte common stock. The fair market value is generally determined by the closing price of Oncocyte common stock on the principal national securities exchange or inter-dealer quotation system on which Oncocyte common stock is traded.

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

Other Compensation Plans

We do not have any pension plans, defined benefit plans, or non-qualified deferred compensation plans other than those described above. We do make contributions to 401(k) plans for participating executive officers and other employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Principal Shareholders

The following table sets forth information as of March 31, 2021 concerning beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of 5% or more of our outstanding shares of common stock. Information concerning certain beneficial owners of more than 5% of the outstanding common stock is based upon information disclosed by such owners in their reports on Schedule 13D or Schedule 13G.

Shareholder	Number of Shares	Percent of Total

Broadwood Partners, L.P. (1) Broadwood Capital, Inc. Neal Bradsher 724 Fifth Avenue, 9th Floor New York, New York 10019	18,409,051	20.57%

Pura Vida Investments, LLC(2) Efrem Kamen 150 East 52nd Street, Suite 32001 New York, NY 10022	12,223,953	13.75%

George Karfunkel 126 East 56th Street/15th Floor New York, New York 10022	5,120,000	5.76%

(1)	Includes 17,832,445 shares beneficially owned by Broadwood Partners, L.P. and 3,145 shares owned by Neal Bradsher. Broadwood Capital, Inc. is the general partner of Broadwood Partners, L.P. Neal Bradsher is the President of Broadwood Capital, Inc. Mr. Bradsher and Broadwood Capital, Inc. share voting power over and may be deemed to beneficially own the shares owned by Broadwood Partners, L.P. The shares owned by Broadwood Partners, L.P. include 573,461 shares that may be acquired upon the exercise of certain warrants.

(2)	Includes shares held by Pura Vida Master Fund, Ltd. (the “Pura Vida Master Fund”) and certain separately managed accounts (the “Accounts”). Pura Vida Investments, LLC (“PVI”) serves as the investment manager to the Pura Vida Master Fund and the Accounts. Efrem Kamen serves as the managing member of PVI. PVI and Mr. Kamen may be deemed to have shared voting and dispositive power with respect to the shares owned directly by the Pura Vida Master Fund and the Accounts. PVI and Mr. Kamen disclaim beneficial ownership of those shares except to the extent of their pecuniary interest therein.

Security Ownership of Management

The following table sets forth information as of March 31, 2021 concerning beneficial ownership of our common stock and equity awards by each member of the Board of Directors, all Named Executive Officers, and all executive officers and directors as a group.

	Number of Shares	Percent of Total
Ronald Andrews (1)	737,817	*%

Mitchell Levine (2)	520,824	*%

Padma Sundar (3)	173,865	*%

Albert Parker (4)	333,586	*%

Alfred D. Kingsley (5)	759,523	*%

Andrew Arno (6)	311,016	*%

Andrew J. Last (7)	176,690	*%

Cavan Redmond (8)	279,830	*%

Melinda Griffith (9)	45,000	*%

Jennifer Levin Carter (10)	-

All executive officers and directors as a group (11 persons) (11)	3,416,384	3.74%

*Less than 1%

(1)	Includes 500,416 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days, 106,221 RSUs that will vest within 60 days, and 17,482 shares that may be acquired upon the exercise of certain warrants. Excludes 1,064,584 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days and 65,000 RSUs that are currently unvested and will not vest within 60 days.

(2)	Includes 450,629 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days, 20,000 RSUs that will vest within 60 days, and 3,495 shares that may be acquired upon the exercise of certain warrants. Excludes 545,037 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(3)	Includes 169,688 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days. Excludes 561,112 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(4)	Includes 323,000 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days. Excludes 139,331 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(5)	Includes 384,111 shares held solely by Mr. Kingsley, and 75,345 shares held by Greenbelt Corp. and 18,767 shares held by Greenway Partners, LP, which are affiliates of Mr. Kingsley. Mr. Kingsley disclaims beneficial ownership of 15,069 shares held by Greenbelt Corp. Includes 281,300 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days. Excludes 57,000 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(6)	Includes 146,520 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days and 52,447 shares that may be acquired upon the exercise of certain warrants. Excludes 57,000 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(7)	Includes 146,520 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days and 6,993 shares that may be acquired upon the exercise of certain warrants. Excludes 57,000 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(8)	Includes 156,520 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days and 52,447 shares that may be acquired upon the exercise of certain warrants. Excludes 62,000 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(9)	Includes 45,000 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days. Excludes 57,000 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(10)	Excludes 57,000 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(11)	Includes 2,292,509 shares and that may be acquired upon the exercise of certain stock options that are presently exercisable or that may become exercisable within 60 days, 126,221 RSUs that will vest within 60 days, and 132,864 shares that may be acquired upon the exercise of certain warrants. Excludes 3,089,148 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days, and 65,000 RSUs that are currently unvested and will not vest within 60 days.

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

Prior to January 7, 2021, Lineage beneficially owned more than 5% of the outstanding shares of Oncocyte common stock. Alfred D. Kingsley, who is a member of our Board of Directors, is also a director of Lineage. Broadwood Partners, L.P. (“Broadwood”) beneficially owns more than 5% of the outstanding common shares of Lineage. All of our directors and beneficial owners of more than 5% of our outstanding common stock (“5% Shareholders”) as reported in this Report, in the aggregate beneficially own more than 20% of the outstanding common shares of Lineage. The fact that certain of our directors and 5% Shareholders own Lineage common shares should not be considered to mean that they constitute or are acting in concert as a “group” with respect to those shares or that they otherwise share power or authority to vote or dispose of the shares that each of them own.

Certain Sales of Equity Securities

During March 2018, Oncocyte entered into securities purchase agreements with Broadwood and George Karfunkel, each of whom beneficially own more than 5% of our outstanding common stock, pursuant to which Broadwood purchased 3,968,254 shares of common stock, and Mr. Karfunkel purchased 3,968,254 shares of common stock for $1.26 per share. Under the securities purchase agreements, we agreed to register the shares for resale under the Securities Act of 1933, as amended (the “Securities Act”), not later than 60 days after the closing of the sale of the shares. We also agreed to pay liquidated damages calculated in the manner provided in the securities purchase agreement if we did not file the registration statement in a timely manner. Because the registration statement was not filed as required by the securities purchase agreement, during 2019 we paid $300,000 to Broadwood on account of liquidated damages owed.

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

During April 2020, we sold a total of 4,733,700 shares of common stock for $2.27 per share in cash in an offering registered under the Securities Act. Broadwood purchased 1,050,000 shares, and certain funds and accounts managed by Pura Vida Investments purchased 600,000 shares, on the same terms as other investors.

During January 2021, we sold a total of 7,301,410 shares of our common stock for $3.424 per share in an offering registered under the Securities Act. Broadwood purchased 1,460,280 shares, and certain funds and accounts managed by Pura Vida Investments purchased 5,841,130 shares, on the same terms as other investors.

During February 2021, we sold a total of 8,947,000 shares of our common stock for $4.50 per share in an offering registered under the Securities Act. Broadwood purchased 600,000 shares on the same terms as other investors.

Director Independence

Our Board of Directors has determined that Andrew Arno, Jennifer Levin Carter, Melinda Griffith, Alfred D. Kingsley, Andrew Last, and Cavan Redmond, qualify as “independent” in accordance with Rule 5605(a)(2) of The Nasdaq Stock Market LLC (“Nasdaq”). The members of our Audit Committee meet the additional independence standards under Nasdaq Rule 5605(c)(2) and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the members of our Compensation Committee meet the additional independence standards under Nasdaq Rule 5605(d)(2). Our independent directors received no compensation or remuneration for serving as directors except as disclosed under “CORPORATE GOVERNANCE—Compensation of Directors.” None of these directors, nor any of the members of their respective families, have participated in any transaction with us that would disqualify them as “independent” directors under the standards described above. Ronald Andrews does not qualify as “independent” because he is our Chief Executive Officer and President.

Item 14. Principal Accounting Fees and Services

OUM & Co., LLP (“OUM”) has served as our independent registered public accountants since the fourth quarter of 2015, and audited our annual consolidated financial statements for the fiscal years ended December 31, 2020 and 2019.

Audit Fees, Audit Related Fees, Tax Fees and Other Fees

The following table sets forth the aggregate fees billed to us during the fiscal years ended December 31, 2020 and 2019 by OUM:

	2020	2019
Audit Fees (1)	$206,400	$179,780
Audit Related Fees (2)	145,202	80,064
Total Fees	$351,602	$259,844

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of Oncocyte’s annual consolidated financial statements included in our Annual Report on Form 10-K, and review of the interim consolidated financial statements included in our Quarterly Reports on Form 10-Q, as applicable, and services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to non-routine SEC filings.

Pre-Approval of Audit and Permissible Non-Audit Services

Our Audit Committee requires pre-approval of all audit and non-audit services. Other than de minimis services incidental to audit services, non-audit services shall generally be limited to tax services such as advice and planning and financial due diligence services. All fees for such non-audit services must be approved by the Audit Committee, except to the extent otherwise permitted by applicable SEC regulations. The Committee may delegate to one or more designated members of the Committee the authority to grant pre-approvals, provided such approvals are presented to the Committee at a subsequent meeting. During 2020, all of the fees paid to OUM were approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a-1)	Financial Statements.

The following consolidated financial statements of OncoCyte Corporation are filed in the Form 10-K:

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows

Exhibit Numbers	Exhibit Description
2.1	Subscription and Stock Purchase Agreement, dated September 4, 2019, among OncoCyte Corporation, Encore Clinical, Inc., and Razor Genomics Inc.† (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

2.2	Agreement and Plan of Merger, dated as of January 10, 2020, among OncoCyte Corporation, Cancer DX Sub, Inc., Insight Genetics, Inc., the Shareholders who became a Party to the Merger Agreement and the Equityholder Representative. (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2020)

2.3	Agreement and Plan of Merger, dated as of February 2, 2021, among Oncocyte Corporation, CNI Monitor Sub, Inc., Chronix Biomedical, Inc., the Shareholders who became a Party to the Merger Agreement and the Equityholder Representative (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2021)

3.1	Articles of Incorporation with all amendments (Incorporated by reference to OncoCyte Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 29, 2020)

3.2	Amended and Restated By-Laws (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2020)

4.1	Specimen of Common Stock Certificate (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

4.2	Form of August 2016 Warrant (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2016)

4.3	Form of 2017 Warrant, Exercise Price $3.25 (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

4.4	Form of 2017 Warrant, Exercise Price $5.50 (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

4.5	Silicon Valley Bank Warrant (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

4.6	Form of July 2017 Warrant, Exercise Price $5.50; five-year term (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

4.7	Form of July 2017 Warrant, Exercise Price $3.25, five-year term (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

4.8	Form of July 2018 Warrant (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2018)

4.9	Warrant to Purchase Shares of Common Stock, dated August 1, 2019 (Incorporated by reference to OncoCyte Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019)

4.10	Warrant to Purchase Common Stock, dated October 17, 2019, between OncoCyte Corporation and Silicon Valley Bank (Incorporated by Reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019)

4.11	Description of Securities*

10.1	Form of Director/Consultant Option Agreement (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.2	Form of Employee Incentive Stock Option Agreement (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.3	Registration Rights Agreement dated October 15, 2009 (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.4	Amendment of Registration Rights Agreement, dated August 23, 2011 (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.5	Second Amendment of Registration Rights Agreement, dated May 8, 2015 (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.6	Third Amendment to Registration Rights Agreement, dated November 16, 2015 (Incorporated by reference to OncoCyte Corporation’s Form 10 12(b) A-1 filed with the Securities and Exchange Commission on December 29, 2015)

10.7	Third Amendment to Registration Rights Agreement, dated November 16, 2015, dated February 17, 2017 (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2017)

10.8	Loan and Security Agreement, dated February 21, 2017, between OncoCyte Corporation and Silicon Valley Bank (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

10.9	2017 Amendment to 2010 Stock Option Plan (Incorporated by reference to Registration Statement on Form S-8, File Number 333-219109 filed with the Securities and Exchange Commission on June 30, 2017)

10.10	Form of July 2017 Warrant Exercise Agreement, dated July 21, 2017 (July 2017 Warrant for 100% of shares received on exercise of Original Warrant, at $5.50 exercise price with five-year term) (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

10.11	Form of July 2017 Warrant Exercise Agreement, dated July 21, 2017 (July 2017 Warrant for 50% of shares received on exercise of Original Warrant, at $3.25 exercise price with five-year term) (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

10.12	Employment Agreement, dated November 15, 2017, between OncoCyte Corporation and Mitchell Levine (Incorporated by reference to OncoCyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018)

10.13	2018 Equity Incentive Plan (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.14	Form of 2018 Equity Incentive Plan Employee Stock Option Agreement (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.15	Form of 2018 Equity Incentive Plan Non-Employee Director Stock Option Agreement (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.16	Form of 2018 Equity Incentive Plan Restricted Stock Unit Agreement (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.17	Employment Agreement, dated May 22, 2019, between OncoCyte Corporation and Padma Sundar (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 26, 2020)

10.18	Employment Agreement, dated June 4, 2019, between OncoCyte Corporation and Ronald Andrews (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2019)

10.19	Amendment to 2018 Equity Incentive Plan (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2019)

10.20	Development Agreement, dated September 30, 2019, among OncoCyte Corporation, Encore Clinical, Inc., and Razor Genomics Inc.† (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

10.21	Sublicense and Distribution Agreement, dated September 30, 2019, among OncoCyte Corporation, Encore Clinical, Inc., and Razor Genomics Inc.† (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

10.22	Laboratory Services Agreement, dated August 15, 2015, as amended, among OncoCyte Corporation, Encore Clinical, Inc., and Razor Genomics Inc.† (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

10.23	First Amendment to Loan and Security Agreement, dated October 17, 2019, between OncoCyte Corporation and Silicon Valley Bank† (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019)

10.24	Office Lease Agreement, dated December 23, 2019, as amended between OncoCyte Corporation and Cushing Ventures, LLC (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2019)

10.25	Lease Agreement, dated November 10, 2011, between Insight Genetics, Inc. and MPC Holdings, LLC, as renewed by notice dated January 3, 2019 (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 26, 2020)

10.26	Oncocyte Corporation Change in Control and Severance Plan (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 26, 2020)

10.27	Form of Change in Control and Severance Agreement (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 26, 2020)

10.28	Form of Subscription Agreement between OncoCyte Corporation and Certain Investors (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2020)

10.29	U.S. Small Business Administration Paycheck Protection Program Note (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2020)

10.30	Loan Deferral Agreement, dated April 2, 2020, between OncocCyte Corporation and Silicon Valley Bank (Incorporated by Reference to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2020)

10.31	Acknowledgement and Agreement, dated May 7, 2020, between OncoCyte Corporation and Ronald Andrews (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2020)

10.32	Acknowledgement and Agreement, dated May 7, 2020, between OncoCyte Corporation and Mitchell Levine (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2020)

10.33	Acknowledgement and Agreement, dated May 7, 2020, between OncoCyte Corporation and Lyndal Hesterberg (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2020)

10.34	Employment Agreement, dated March 23, 2020, between OncoCyte Corporation and Doug Ross (Incorporated by Reference to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 29, 2020)

10.35	Reduction in Salary Agreement between OncoCyte Corporation and Albert Parker (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2020)

10.36	Reduction in Salary Agreement between OncoCyte Corporation and Lyndal Hesterberg (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2020)

10.37	Reduction in Salary Agreement between OncoCyte Corporation and Tony Kalajian (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2020)

10.38	Exclusive Sublicense Agreement in the PRC Territory, Dated December 14, 2020, by and among Razor Genomics, Inc., OncoCyte Corporation, Encore Clinical, Inc., and Burning Rock Biotech Limited (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2020)

10.39	Subscription Agreements, dated January 20, 2021, between OncoCyte Corporation and the Investors Named Therein (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2021)

10.40	Amended and Restated Exclusive License Agreement, effective February 15, 2018, between Razor Genomics, Inc. and the licensor named therein†*

21	Subsidiaries*

23.1	Consent of OUM & Co. LLP *

31	Rule 13a-14(a)/15d-14(a) Certification **

32	Section 1350 Certification *

101	Interactive Data Files *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Previously filed

**Filed herewith

† Portions of this exhibit have been omitted because the omitted information is (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April 2021.

ONCOCYTE CORPORATION

By:	/s/ Ronald Andrews
Ronald Andrews
President and Chief Executive Officer

