Form 10-Q
period 2021-03-31
OncoCyte Corp
filed 2021-05-17
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of common stock outstanding as of May 5, 2021 was 89,825,589. Beginning on March 8, 2021, our common stock began trading on the NASDAQ Global Market under the symbol “OCX”, and prior to that date our common stock was traded on the NYSE American under the same symbol.

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

Unless the context otherwise requires, all references to “Oncocyte,” “we,” “us,” “our,” or similar words refer to OncoCyte Corporation, together with our consolidated subsidiaries.

The description or discussion, in this Form 10-Q, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

DetermaRx™, DetermaIO™, DetermaTx™, DetermaMx™, DetermaCNI™, and DetermaDx™ are trademarks of OncoCyte Corporation, and TheraSure™ is a trademark of Chronix Biomedical, Inc., regardless of whether the “TM” symbol accompanies the use of or reference to the applicable trademark in this Report.

Item 1. Financial Statements

ONCOCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2021 (Notes 2 and 6) (Unaudited)	December 31, 2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$58,907	$7,143
Accounts receivable	703	203
Marketable equity securities	887	675
Prepaid expenses and other current assets	2,327	1,205
Total current assets	62,824	9,226

NONCURRENT ASSETS
Right-of-use assets, machinery and equipment, net, and construction in progress	7,266	6,524
Equity method investment in Razor	-	13,417
Goodwill	9,194	9,187
Intangible assets, net	47,986	15,009
Deposits and other noncurrent assets	2,035	2,056
TOTAL ASSETS	$129,305	$55,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,092	$432
Accrued expenses and other current liabilities	5,264	5,752
Loans payable, current	2,590	2,390
Right-of-use and financing lease liabilities, current	740	422
Total current liabilities	9,686	8,996

NONCURRENT LIABILITIES
Loans payable, net of deferred financing costs, noncurrent	951	1,508
Right-of-use and financing lease liabilities, noncurrent	3,860	4,312
Contingent consideration liabilities	8,180	7,120

TOTAL LIABILITIES	22,677	21,936

Commitments and contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 150,000 shares authorized; 88,914 and 69,117 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	234,224	157,160
Accumulated deficit	(127,596)	(123,677)
Total shareholders’ equity	106,628	33,483
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$129,305	$55,419

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ONCOCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
REVENUE
Total revenue	$1,124	$16

TOTAL COSTS AND OPERATING EXPENSES
Cost of revenues	738	158
Cost of revenues – amortization of acquired intangibles	307	15
Research and development	3,361	2,159
General and administrative	4,764	4,625
Sales and marketing	2,254	1,490
Change in fair value of contingent consideration	1,060	-
Total costs and operating expenses	12,484	8,447

Loss from operations	(11,360)	(8,431)

OTHER INCOME (EXPENSES), NET
Interest expense, net	(68)	(22)
Unrealized gain (loss) on marketable equity securities	213	(53)
Pro rata loss from equity method investment in Razor	(270)	(329)
Other income, net	2	8
Total other expenses, net	(123)	(396)

LOSS BEFORE INCOME TAXES	(11,483)	(8,827)

Income tax benefit	7,564	1,095

NET LOSS	$(3,919)	$(7,732)

Net loss per share: basic and diluted	$(0.05)	$(0.13)

Weighted average shares outstanding: basic and diluted	82,123	61,459

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

4

ONCOCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020

NET LOSS	$(3,919)	$(7,732)
Other comprehensive loss, net of tax	-	-
COMPREHENSIVE LOSS	$(3,919)	$(7,732)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ONCOCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,919)	$(7,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	121	60
Amortization of intangible assets	307	15
Amortization of right-of-use assets and liabilities	25	152
Pro rata loss from equity method investment in Razor	270	329
Amortization of prepaid maintenance	21	36
Stock-based compensation	1,290	937
Unrealized (gain) loss on marketable equity securities	(213)	53
Amortization of debt issuance costs	19	35
Change in fair value of contingent consideration	1,060	-
Deferred income tax benefit	(7,564)	(1,095)
Changes in operating assets and liabilities:
Accounts receivable	(499)	8
Amount due to Lineage and affiliates	-	(6)
Prepaid expenses and other assets	(1,168)	(909)
Accounts payable and accrued liabilities	405	1,247
Net cash used in operating activities	(9,845)	(6,870)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Insight Genetics, net of cash acquired	(607)	(6,189)
Acquisition of Razor Genomics asset, net of cash acquired	(6,648)	-
Deposit paid for Chronix merger agreement	(175)	-
Construction in progress and purchases of furniture and equipment	(842)	(44)
Security deposit and other	10	42
Net cash used in investing activities	(8,262)	(6,191)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	348	-
Proceeds from sale of common shares	65,262	7,597
Financing costs to issue common shares	(2,676)	(1)
Proceeds from sale of common shares under at-the-market transactions	6,754	-
Financing costs for at-the-market sales	(203)	-
Proceeds from exercise of warrants	802	-
Common shares received and retired for employee taxes paid	-	(14)
Repayment of loan payable	(375)	-
Repayment of financing lease obligations	(41)	(17)
Net cash provided by financing activities	69,871	7,565

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	51,764	(5,496)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	8,843	23,773
At end of the period	$60,607	$18,277

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$44	$43

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Common stock issued for acquisition of Razor Genomics asset	$5,756	$-
Deferred tax liability generated from the acquisition of Razor Genomics asset	7,564	-
Common stock issued for acquisition of Insight Genetics	-	5,000
Construction in progress, machinery and equipment purchases included in accounts payable, accrued liabilities and landlord liability	139	-
Initial fair value of contingent consideration at acquisition date	-	11,130
Holdback liability	-	600
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

Oncocyte’s first product for commercial release is a proprietary treatment stratification test called DetermaRx™ that identifies which patients with early stage non-small cell lung cancer may benefit from chemotherapy, resulting in a significantly higher, five-year survival rate. Beginning in September 2019 through February 23, 2021, Oncocyte held a 25% equity interest in Razor Genomics, Inc. (“Razor”), a privately held company, that has developed and licensed to Oncocyte the lung cancer treatment stratification laboratory test that Oncocyte is commercializing as DetermaRx™. On February 24, 2021, Oncocyte completed the purchase of all the remaining issued and outstanding shares of common stock of Razor and paid the selling shareholders in total $10 million in cash and issued them Oncocyte common stock having a market value of $5.7 million on that date. As a result of the purchase of the Razor common stock, Oncocyte is now the sole shareholder of Razor. The acquisition of the remaining equity interests has been accounted for as an asset acquisition in accordance with Accounting Standards Codification (“ASC”) Topic 805-50, Business Combinations. See Note 6 for a full discussion of the Razor asset acquisition.

On January 31, 2020 (the “Merger Date”), Oncocyte completed its acquisition of Insight Genetics, Inc. (“Insight”) through a merger with a newly incorporated wholly-owned subsidiary of Oncocyte (the “Merger”) under the terms of an Agreement and Plan of Merger (the “Merger Agreement”). Prior to the Merger, Insight was a privately held company specializing in the discovery and development of the multi-gene molecular, laboratory-developed diagnostic tests that Oncocyte has branded as DetermaIO™. DetermaIO™ is a proprietary gene expression assay with promising data supporting its potential to help identify patients likely to respond to checkpoint inhibitor drugs. Insight has a CLIA-certified diagnostic laboratory with the capacity to support clinical trials or assay design on certain commercially available analytic platforms that may be used to develop additional diagnostic tests. Insight also performs Pharma Services in its CLIA-certified laboratory for pharmaceutical and biotechnology companies, including testing for biomarker discovery, assay design and development, clinical trial support, and a broad spectrum of biomarker tests. The Merger has been accounted for using the acquisition method of accounting in accordance with ASC 805, which requires, among other things, that the assets and liabilities assumed be recognized at their fair values as of the acquisition date. See Note 5 for a full discussion of the Merger.

Other tests in the development pipeline include DetermaTx™, a test intended to compliment DetermaIO™ by assessing the mutational status of a tumor to help identify the appropriate targeted therapy. Oncocyte also plans to initiate the development of DetermaMx™ as a blood-based test to monitor cancer patients for recurrence of their disease. Oncocyte has added to its LDT development pipeline the TheraSure™-CNI Monitor, a patented, blood-based test for immunotherapy monitoring, and TheraSure™ Transplant Monitor, a solid organ transplantation monitoring test, through a merger with the developer of the test Chronix Biomedical, Inc. (“Chronix”) (see Note 15).

Liquidity

Oncocyte has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $127.6 million as of March 31, 2021. Oncocyte expects to continue to incur operating losses and negative cash flows for the foreseeable future. Oncocyte did not generate revenues from its operations prior to the first quarter of 2020, and revenues since that period through the date of this Report were not sufficient to cover Oncocyte’s operating expenses. Oncocyte finances its operations primarily through the sale of shares of its common stock.

As of March 31, 2021, Oncocyte had $58.9 million of cash and cash equivalents and held shares of Lineage Cell Therapeutics, Inc. (“Lineage”) and AgeX Therapeutics, Inc. (“AgeX”) common stock as marketable equity securities with a combined fair market value of $0.9 million. Oncocyte believes that its current cash, cash equivalents and marketable equity securities are sufficient to carry out current operations through at least twelve months from the issuance date of the condensed consolidated interim financial statements included in this Report.

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

Oncocyte will need to raise additional capital to finance its operations, including the development and commercialization of its cancer diagnostic and other tests, until such time as it is able to generate sufficient revenues from the commercialization of one or more of its LDTs and other tests and performing Pharma Services to cover its operating expenses.

Presently, Oncocyte is devoting substantially all of its efforts on initial commercialization efforts for DetermaRx™ and completing development and planning commercialization of DetermaIO™, although DetermaIO™ is currently available for biopharma diagnostic development and research use only as a companion test in immunotherapy drug development to select patients for clinical trials. While Oncocyte plans to primarily market its LDTs in the United States through its own sales force, it is also beginning to make marketing arrangements with distributors in other countries. In order to reduce capital needs and to expedite the commercialization of any new LDTs that may become available for clinical use, Oncocyte may also pursue marketing arrangements with other diagnostic companies through which Oncocyte might receive licensing fees and royalty on sales, or through which it might form a joint venture to market its tests and share in net revenues, in the United States or abroad.

In addition to general economic and capital market trends and conditions, Oncocyte’s ability to raise sufficient additional capital to finance its operations from time to time will depend on a number of factors specific to Oncocyte’s operations such as operating revenues and expenses, progress in development of, or in obtaining reimbursement coverage from Medicare for DetermaIO™ and other future LDTs that Oncocyte may develop or acquire. The availability of financing and Oncocyte’s ability to generate revenues from operating activities may be adversely impacted by the ongoing COVID-19 pandemic which could continue to cause deferrals of cancer surgeries that might otherwise have resulted in the utilization of DetermaRx™ and deferrals of drug development clinical trials that might have utilized Oncocyte’s Pharma Services. The COVID-19 pandemic also could continue to depress national and international economies and disrupt capital markets, supply chains, and aspects of Oncocyte’s operations. The extent to which the ongoing COVID-19 pandemic will ultimately impact Oncocyte’s business, results of operations, financial condition, or cash flows is highly uncertain and difficult to predict because it will depend on many factors that are outside Oncocyte’s control. The unavailability or inadequacy of financing or revenues to meet future capital needs could force Oncocyte to modify, curtail, delay, or suspend some or all aspects of planned operations. Sales of additional equity securities could result in the dilution of the interests of its shareholders. Oncocyte cannot assure that adequate financing will be available on favorable terms, if at all.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated interim financial statements presented herein, and discussed below, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Oncocyte’s Annual Report on Form 10-K for the year ended December 31, 2020.

Principles of consolidation

On January 31, 2020, with the consummation of the Merger, Insight became a wholly owned subsidiary of Oncocyte, and on that date Oncocyte began consolidating Insight’s operations and results with Oncocyte’s operations and results (see Note 5). On February 24, 2021, with the acquisition of the remaining equity interests in Razor, Razor became a wholly owned subsidiary of Oncocyte, and on that date Oncocyte began consolidating Razor’s results with Oncocyte’s operations and results (see Note 6).

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

In addition to operational adjustments, the consequences of the COVID-19 pandemic have led to uncertainties related to Oncocyte’s business growth and ability to forecast the demand for its diagnostic testing and Pharma Services and resulting revenues. Concerns over available hospital, staffing, equipment, and other resources, and the risk of exposure to the virus, has led to delays in early stage lung cancer surgeries and clinical trials of drugs under development by pharma companies, and the continued deferral of lung cancer surgeries and drug development clinical trials due to resurgence in COVID-19 cases could result in delayed or reduced use of DetermaRx™ and Oncocyte’s Pharma Services.

It is possible that impacts of COVID-19 on Oncocyte’s operations or revenues or its access to capital could prevent Oncocyte from complying, or could result in a material noncompliance, with one or more obligations or covenants under material agreements to which Oncocyte is a party, with the result that Oncocyte would be in material breach of the applicable obligation, covenant, or agreement. Any such material breach could cause Oncocyte to incur material financial liabilities or an acceleration of the date for paying a financial obligation to the other party to the applicable agreement, or could cause Oncocyte to lose material contractual rights, such as rights to use leased equipment or laboratory or office space, or rights to use licensed patents or other intellectual property, the use of which is material to Oncocyte’s business. Similarly, it is possible that impacts of COVID-19 on the business, operations, or financial condition of any third party with whom Oncocyte has a contractual relationship could cause the third party to be unable to perform its contractual obligations to Oncocyte, resulting in Oncocyte’s loss of the benefits of a contract that could be material to Oncocyte’s business.

The full extent to which the COVID-19 pandemic and the various responses to it might impact Oncocytes’ business, operations and financial results will depend on numerous evolving factors that are not subject to accurate prediction and that are beyond Oncocyte’s control.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates estimates which are subject to significant judgment, including, but not limited to, valuation methods used, assumptions requiring the use of judgment to prepare financial projections, timing of potential commercialization of acquired in-process intangible assets, applicable discount rates, probabilities of the likelihood of multiple outcomes of certain events related to contingent consideration, comparable companies or transactions, determination of fair value of the assets acquired and liabilities assumed including those relating to contingent consideration, revenue recognition, assumptions related to going concern assessments, allocation of direct and indirect expenses, useful lives associated with long-lived intangible assets, key assumptions in operating and financing leases including incremental borrowing rates, loss contingencies, valuation allowances related to deferred income taxes, and assumptions used to value debt and stock-based awards and other equity instruments. Actual results may differ materially from those estimates.

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

Goodwill and intangible assets

In accordance with ASC 350, Intangibles – Goodwill and Other, in-process research and development (“IPR&D”) projects acquired in a business combination that are not complete as of the acquisition date are capitalized and accounted for as indefinite-lived intangible assets until completion or abandonment of the related research and development efforts. Upon successful completion of the project, the capitalized amount is amortized over its estimated useful life. If a project is abandoned, all remaining capitalized amounts are written off immediately. Oncocyte considers various factors and risks for potential impairment of IPR&D assets, including the current legal and regulatory environment and the competitive landscape. Adverse clinical trial results, significant delays or inability to obtain local determination coverage (“LCD”) from the Centers for Medicare and Medicaid Services (“CMS”) for Medicare reimbursement for a diagnostic test, the inability to bring a diagnostic test to market and the introduction or advancement of competitors’ diagnostic tests could result in partial or full impairment of the related intangible assets. Consequently, the eventual realized value of the IPR&D project may vary from its fair value at the date of acquisition, and IPR&D impairment charges may occur in future periods. During the period between completion or abandonment, the IPR&D assets will not be amortized but will be tested for impairment on an annual basis and between annual tests if Oncocyte becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts (see Notes 5 and 7).

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

Oncocyte does not have intangible assets with indefinite useful lives other than goodwill and the acquired IPR&D discussed in Notes 5 and 7. As of March 31, 2021, there has been no impairment of goodwill and intangible assets.

Contingent consideration liabilities

Certain of Oncocyte’s asset and business acquisitions involve the potential for future payment of consideration to third-parties and former selling shareholders in amounts determined as a percentage of future net revenues generated, or upon attainment of revenue milestones, from Pharma Services or LDTs, as applicable, or annual minimum royalties to certain licensors, as provided in the applicable agreements. The fair value of such liabilities is determined using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows and the risk-adjusted discount rate used to present value the cash flows (see Notes 5 and 7). These obligations are referred to as contingent consideration.

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

The fair value of contingent consideration after the acquisition date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in the consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities and, accordingly, the resulting gain or loss that Oncocyte records in its condensed consolidated interim financial statements. See Notes 5 and 7 for a full discussion of these liabilities.

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

Oncocyte initially records equity method investments at fair value on the date of the acquisition with subsequent adjustments to the investment balance based on Oncocyte’s pro rata share of earnings or losses from the investment.

As of December 31, 2020, the equity method investment balance of Razor is shown in noncurrent assets on the condensed consolidated balance sheets. Since February 24, 2021, the date of Oncocyte’s acquisition of the remaining interests in Razor, the Razor entity’s financial statements have been consolidated with Oncocyte, and the aggregate carrying value of the preexisting ownership interest and the cost of the additional ownership interest acquired is included in Intangible Assets, net, on the condensed consolidated balance sheet as of March 31, 2021 (see Notes 6 and 7).

Impairment of long-lived assets

Oncocyte assesses the impairment of long-lived assets, which consist primarily of the Razor intangible asset, the right-of-use assets for operating leases, customer relationships, and machinery and equipment whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.

As of March 31, 2021, there has been no impairment of long-lived assets.

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

DetermaRx™ testing revenue

In the first quarter of 2020, Oncocyte commercially launched DetermaRx™ and commenced performing tests on clinical samples through orders received from physicians, hospitals and other healthcare providers. In determining whether all of the revenue recognition criteria (i) through (v) above are met with respect to DetermaRx™ tests, each test result is considered a single performance obligation and is generally considered complete when the test result is delivered or made available to the prescribing physician electronically and, as such, there are no shipping or handling fees incurred by Oncocyte or billed to customers. Although Oncocyte bills a list price for all tests ordered and completed for all payer types, Oncocyte recognizes realized revenue on a cash basis rather than accrual basis when it cannot conclude that all the revenue recognition criteria have been met. Because DetermaRx™ is a novel test and there are no current reimbursement arrangements with third-party payers other than Medicare, the transaction price represents variable consideration. Application of the constraint for variable consideration is an area that requires significant judgment. For all payers other than Medicare, Oncocyte must take into account the novelty of the test, the uncertainty of receiving payment, or being subject to claims for refund, from payers with whom it does not have a sufficient payment collection history or contractual reimbursement agreements. Accordingly, for those payers, Oncocyte expects to continue to recognize revenue on a cash basis until it has a sufficient history to reliably estimate payment patterns or has contractual reimbursement arrangements, or both, in place. In September 2020, Oncocyte received a final pricing decision for DetermaRx™ from CMS, and with Medicare coverage in effect, Oncocyte commenced recognizing revenue when DetermaRx™ tests are performed for Medicare patients, or when payment was approved by Medicare in the case of certain tests performed prior to September 2020, rather than on a cash basis.

During the three months ended March 31, 2021, after accumulating additional history of cash receipts and other factors considered by management for Medicare Advantage covered tests, including the recently published Medicare rate which management believes entitles Oncocyte to get reimbursed for Medicare Advantage covered tests at the Medicare rate, Oncocyte commenced recognizing Medicare Advantage covered tests on an accrual basis, rather than on a cash basis, at the Medicare rate.

As of March 31, 2021, Oncocyte had accounts receivable of $0.4 million primarily from Medicare and Medicare Advantage covered DetermaRx™ tests (see Note 13).

Pharma services revenue

Revenues recognized include Pharma Services performed by Oncocyte’s Insight subsidiary for its pharmaceutical customers, including testing for biomarker discovery, assay design and development, clinical trial support, and a broad spectrum of biomarker tests. These Pharma Services are generally performed under individual scope of work (“SOW”) arrangements with specific deliverables defined by the customer. Pharma Services are generally performed on a time and materials basis. Upon Insight’s completion of the service to the customer in accordance with the SOW, Insight has the right to bill the customer for the agreed upon price (either on a per test or per deliverable basis) and recognizes the pharma service revenue at that time. Insight identifies each sale of its pharma service offering as a single performance obligation.

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

Insight establishes an allowance for doubtful accounts based on the evaluation of the collectability of its Pharma Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. Insight continuously monitors collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts. As of March 31, 2021, Oncocyte has not recorded any losses or allowance for doubtful accounts on its account receivables from Pharma Services.

As of March 31, 2021, Oncocyte had accounts receivable from Pharma Services customers of $0.3 million (see Note 13).

Cost of revenues

Cost of revenues generally consists of cost of materials, direct labor including benefits, bonus and stock-based compensation, equipment and infrastructure expenses, clinical sample related costs associated with performing Pharma Services and DetermaRx™ tests, license fees due to third parties, and also includes amortization of acquired intangible assets such as the Razor asset and customer relationship intangible assets. Infrastructure expenses include depreciation of laboratory equipment, allocated rent costs, leasehold improvements and allocated information technology costs for operations at Oncocyte’s CLIA laboratories in California and Tennessee. Costs associated with performing diagnostic tests and Pharma Services are recorded as the tests or services are performed regardless of whether revenue was recognized with respect to that test or pharma service. Royalties or revenue share payments for licensed technology calculated as a percentage of revenues generated using the associated technology are recorded as expenses at the time the related revenues are recognized.

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

General and administrative expenses

General and administrative expenses consist primarily of compensation and related benefits, including stock-based compensation, for executive and corporate personnel; professional and consulting fees; rent and utilities; common area maintenance; telecommunications; property taxes; and insurance.

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

Accounting for Lineage and AgeX shares of common stock

Oncocyte accounts for the shares of Lineage and AgeX common stock it holds as marketable equity securities in accordance with ASC 320-10-25, Investments – Debt and Equity Securities, as amended by Accounting Standards Update (“ASU”) 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, as the shares have a readily determinable fair value quoted on the NYSE American and are held principally to meet future working capital purposes, as necessary. The securities are measured at fair value and reported as current assets on the condensed consolidated balance sheets based on the closing trading price of the security as of the date being presented.

As of March 31, 2021 and December 31, 2020, Oncocyte held 353,264 and 35,326 shares of common stock of Lineage and AgeX, respectively, as marketable equity securities with a combined fair market value of $887,000 and $675,000, respectively.

Net loss per common share

All potentially dilutive common stock equivalents are antidilutive because Oncocyte reported a net loss for all periods presented. The following common stock equivalents were excluded from the computation of diluted net loss per common share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended March 31, (Unaudited)
	2021	2020
Stock options	2,156	6,350
Warrants	3,136	3,384

Leases

Oncocyte accounts for leases in accordance with ASC 842, Leases. Oncocyte determines if an arrangement is a lease at inception. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. Under the available practical expedients for the adoption of ASC 842, Oncocyte accounts for the lease and non-lease components as a single lease component. Oncocyte recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months in the consolidated balance sheet. ROU assets represent the right to use an underlying asset during the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most leases do not provide an implicit rate, Oncocyte uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Oncocyte uses the implicit rate when it is readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that Oncocyte will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating leases are included as right-of-use assets in machinery and equipment, and ROU lease liabilities, current and long-term, in the condensed consolidated balance sheets. Financing leases are included in machinery and equipment, and in financing lease liabilities, current and long-term, in the consolidated balance sheets. Oncocyte discloses the amortization of our ROU assets and operating lease payments as a net amount, “Amortization of right-of-use assets and liabilities”, on the condensed consolidated statements of cash flows.

Based on the available practical expedients under the standard, Oncocyte elected not to capitalize leases that have terms of twelve months or less.

During 2020, Oncocyte entered into various operating leases and an embedded operating lease in accordance with ASC 842 discussed in Note 14. Oncocyte’s accounting for financing leases (previously referred to as “capital leases”) remained substantially unchanged.

Recently adopted accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes the following exceptions: exception to the incremental approach for intraperiod tax allocation; exception to accounting for basis differences when there are ownership changes in foreign investments; and exception to interim period tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 also improves financial reporting for franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. Oncocyte adopted this standard as of January 1, 2021 and there was no impact on the interim consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

The recently issued accounting pronouncements applicable to Oncocyte that are not yet effective are disclosed in Oncocyte’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet dates that comprise the total of the same such amounts shown in the condensed consolidated statements of cash flows for all periods presented in accordance with ASU 2016-18 (in thousands):

	March 31, 2021 (unaudited)	December 31, 2020
Cash and cash equivalents	$58,907	$7,143
Restricted cash included in deposits and other noncurrent assets (see Note 14)	1,700	1,700
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows	$60,607	$8,843

Prepaid expenses and other current assets

As of March 31, 2021 and December 31, 2020, prepaid expenses and other current assets were comprised of the following (in thousands):

	March 31, 2021 (unaudited)	December 31, 2020
Prepaid insurance	$1,342	$264
Prepaid vendors, deposits and service agreements	977	646
Other	8	295
Total prepaid expenses and other current assets	$2,327	$1,205

Deposits and other noncurrent assets

As of March 31, 2021 and December 31, 2020, deposits and other noncurrent assets were comprised of the following (in thousands):

	March 31, 2021 (unaudited)	December 31, 2020
Restricted cash and security deposit for the Irvine Lease (Note 14)	$1,850	$1,850
Long-term prepaid maintenance contracts	97	118
Other	88	88
Total deposits and other noncurrent assets	$2,035	$2,056

Accrued expenses and other current liabilities

As of March 31, 2021 and December 31, 2020, accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2021 (unaudited)	December 31, 2020
Accrued compensation (1)	$2,452	$3,556
Cash holdback liability (see Note 5)	-	600
Accrued vendor and other expenses	2,812	1,596
Total accrued expenses and other current liabilities	$5,264	$5,752

(1)	Includes approximately $0.9 million in severance accrual as of March 31, 2021, in accordance with the severance benefits provided under certain employment and severance benefit agreements, in connection with Oncocyte’s partial reduction in force plan and salary reduction agreements instituted in September 2020 (see Note 14).

4. Right-of-use assets, machinery and equipment, net, and construction in progress

As of March 31, 2021 and December 31, 2020, rights-of-use assets, machinery and equipment, net, and construction in progress were as follows (in thousands):

	March 31, 2021 (unaudited)	December 31, 2020
Right-of-use assets (1)	$3,397	$3,397
Machinery and equipment	2,597	2,480
Accumulated depreciation and amortization	(1,679)	(1,440)
Right-of-use assets, machinery and equipment, net	4,315	4,437
Construction in progress	2,951	2,087
Right-of-use assets, machinery and equipment, net, and construction in progress	$7,266	$6,524

(1)	Oncocyte recorded certain right-of-use assets and liabilities for operating leases in accordance with ASC 842 (see Notes 5 and 14).

Depreciation and amortization expense amounted to $239,000 and $60,000 for the three months ended March 31, 2021 and 2020, respectively.

Construction in progress

Construction in progress as of March 31, 2021 includes $2.9 million for leasehold improvements, consisting primarily of the costs incurred for the construction of Oncocyte’s primary laboratory facility at its Irvine, California headquarters. Of this amount, $1.1 million has been financed by the landlord and is included in landlord liability (see Note 14). Construction in progress is not depreciated until the underlying asset is placed into service.

5. Acquisition of Insight

On January 31, 2020 (the “Merger Date”), Oncocyte completed its acquisition of Insight pursuant to the Merger Agreement.

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

In March 2021, in accordance with the Merger Agreement, the Cash Holdback was paid and the Stock Holdback was released from escrow to the selling shareholders.

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

Revenue Share (Royalty Contingent Consideration)

As additional consideration for Insight’s shareholders, the Merger Agreement provides for Oncocyte to pay a revenue share of not more than ten percent of net collected revenues for current Insight pharma service offerings over a period of ten years, and a tiered revenue share percentage of net collected revenues through the end of the technology lifecycle if certain new cancer tests are developed and commercialized using Insight technology (“Royalty Contingent Consideration”).

Registration Rights

Pursuant to the Merger Agreement, Oncocyte filed a registration statement with the SEC to register the resale of the shares of common stock under the Securities Act of 1933, as amended (the “Securities Act”) issued in connection with the Merger, which the SEC declared effective in August 2020.

Workforce

In connection with the closing of the Merger, Oncocyte did not assume sponsorship of the Insight Equity Incentive Plan. Accordingly, the Insight Equity Incentive Plan and all related stock options to purchase shares of Insight common stock outstanding immediately prior to the Merger were canceled on the Merger Date for no consideration. At the Merger Date, all of Insight’s employees ceased employment with Insight, and Oncocyte offered employment to certain of those former Insight employees, principally in laboratory roles and certain administrative roles (“New Oncocyte Employees”), and granted new equity awards to the New Oncocyte Employees under the Oncocyte 2018 Equity Incentive Plan. All Oncocyte stock option awards granted to the New Oncocyte Employees have vesting terms and conditions consistent with stock options granted to most other Oncocyte employees.

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

Aggregate Merger Consideration allocation

Oncocyte allocated the Aggregate Merger Consideration transferred to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the Merger Date. The fair values of the identifiable intangible assets acquired and the liabilities assumed was determined based on inputs that were unobservable and significant to the overall fair value measurement, which is also based on estimates and assumptions made by management at the time of the Merger. As such, these were classified as Level 3 fair value hierarchy measurements and disclosures in accordance with ASC 820, Fair Value Measurement.

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

Customer relationships – Insight provided a range of Pharma Services to its pharmaceutical customers. None of the Pharma Services are related to DetermaIO™. The Pharma Service customer relationships are considered separate long-lived intangible assets under ASC 805 and were valued primarily using the MPEEM discussed above, and will be amortized over their useful life, estimated to be 5 years based on the net income that can be expected from these relationships in future years and based on observed historical trends. The resulting cash flows were discounted to the valuation date based on a rate of return that recognizes a lower level of risk associated with these assets as compared to DetermaIO™ discussed above. As of the Merger Date, there were no uncompleted performance obligations by Insight under any of its Pharma Services contracts, therefore no deferred revenues were assumed.

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

The following table shows the Merger Date contractual payment amounts, as applicable, and the corresponding fair value of each respective Contingent Consideration liability (in thousands):

	Contractual Value	Fair Value on the Merger Date
Milestone 1	$1,500	$1,340
Milestone 2	3,000	1,830
Milestone 3 (a)	1,500	770
Royalty 1 (b)	See(b)	5,980
Royalty 2 (b)	See(b)	1,210
Total	$6,000	$11,130

(a)	Indicates the maximum payable if the Milestone achieved.
(b)	Royalty Payments are based on a percentage of future revenues of DetermaIO™ and Pharma Services over their respective useful life, as defined, accordingly, there is no fixed contractual value for the Royalty Contingent Consideration.

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

The fair value of the Contingent Consideration after the Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s condensed consolidated statements of operations. As of March 31, 2021, based on Oncocyte’s reassessment of the significant assumptions note above, there was an increase of approximately $1.1 million to the fair value of the Contingent Consideration primarily attributable to revised estimates of the timing of the possible future payouts and, accordingly, this increase was recorded as an unrealized loss in the condensed consolidated statements of operations for the three months ended March 31, 2021.

The following table reflects the activity for Oncocyte’s Contingent Consideration since the Merger Date, measured at fair value using Level 3 inputs (in thousands):

Fair Value
Balance at December 31, 2020	$7,120
Change in estimated fair value	1,060
Balance at March 31, 2021	$8,180

Contingent consideration is not deductible for tax purposes, even if paid; therefore, no deferred tax assets related to the Contingent Consideration were recorded.

Goodwill – Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed, including Contingent Consideration. Goodwill also includes the $1.3 million of net deferred tax liabilities recorded principally related to DetermaIO™ and customer relationships discussed above. Goodwill is not amortized but is tested for impairment at least annually, or more frequently if circumstances indicate potential impairment (see Notes 2 and 7). The slight increase to Goodwill as of March 31, 2021 from December 31, 2020 was related to the true up of the final working capital adjustment paid to the selling shareholders in March 2021.

Goodwill and identifiable intangible assets are not amortizable or deductible for tax purposes since these assets are not recognized for tax purposes.

6. Asset acquisition of Razor Genomics, Inc.

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

Purchase Option

The Purchase Agreement and Minority Shareholder Agreements granted Oncocyte the option to acquire the balance of the outstanding shares of Razor common stock from Encore under the Purchase Agreement and from the Minority Shareholders under the Minority Purchase Agreements (the “Option”) for an additional $10 million in cash and Oncocyte common stock valued at $5 million in total (the “Additional Purchase Payment”). Oncocyte agreed to exercise the Option if, within a specified time frame, certain milestones are met related to the contracting of clinical trial sites for a clinical trial of DetermaRx™.

On January 29, 2021, the principal shareholder of Razor informed Oncocyte that the milestone requiring Oncocyte to purchase the outstanding shares of Razor common stock had been attained under the Purchase Agreement and Minority Shareholder Purchase Agreements. On February 24, 2021, Oncocyte exercised the Option and completed the purchase of all of the issued and outstanding shares of common stock of Razor and paid the selling shareholders in total $10 million in cash and issued a total of 982,318 shares of Oncocyte common stock having a market value of $5.7 million on that date. As a result of Oncocyte exercising the Option and purchasing the Razor common stock, Oncocyte is now the sole shareholder of Razor.

Development Agreement

Under the Development Agreement, Razor reserved as a “Clinical Trial Expense Reserve” $4 million of the proceeds it received at the Initial Closing from the sale of the Preferred Stock to Oncocyte, to fund Razor’s share of costs incurred in connection with a clinical trial of DetermaRx™ for purposes of promoting commercialization (“Clinical Trial”).

On February 24, 2021, upon the completion of the outstanding shares of Razor common stock and consolidation of Razor’s accounts, Oncocyte obtained control of approximately $3.4 million in cash from Razor, which was the remaining balance in the Clinical Trial Expense Reserve account that Razor was using to pay for the Clinical Trial expenses. Beginning on February 24, 2021, this balance was transferred to Oncocyte’s control as part of the acquisition date assets and liabilities recorded from the Razor entity shown below. Oncocyte will be responsible for all expenses for the Clinical Trial up to the total budget amount approved by representatives of Oncocyte and Encore on a Steering Committee, which is expected to cover multiple years and is estimated to cost up to $16 million.

Upon completion of enrollment of the full number of patients for the Clinical Trial, Oncocyte will issue to Encore and the Minority Shareholders shares of Oncocyte common stock with an aggregate market value at the date of issue equal to $3 million (“Clinical Trial Milestone Payment”). If the issuance of shares of common stock having a market value of $3 million would require Oncocyte to issue a number of shares that, when combined with any shares issued under the Purchase Agreement and the Minority Shareholder Purchase Agreements, would exceed the number of shares that may be issued without shareholder approval under applicable stock exchange rules, Oncocyte may deliver the number of shares permissible under stock exchange rules and an amount of cash necessary to bring the combined value of cash and shares to $3 million.

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

Pursuant to the Razor Sublicense Agreement, Oncocyte will pay all royalties and all revenue sharing and earnout payments owed by Razor to certain third parties with respect to DetermaRx™ revenues, including the licensor of the patent rights sublicensed to Oncocyte, but those payments will be deducted from gross revenues to determine net revenues for the purpose of paying royalties to the former Razor shareholders. Total royalty and earnout payments to the former Razor shareholders, the licensor, and other third parties will be a low double-digit percentage, and in addition certain milestone payments may become due if cumulative net revenue benchmarks are reached. Royalties and earnout payments will be payable on a quarterly basis. This payment obligation will continue after Oncocyte’s purchase of the Razor common stock from Encore and the Minority Shareholders.

Laboratory Agreement

Under the Laboratory Agreement, Oncocyte has assumed Razor’s Laboratory Agreement payment obligations of $450,000 per year (see Note 14). The Laboratory Agreement gives Oncocyte the right to use Razor’s CLIA laboratory in Brisbane, California. Oncocyte pays Encore a quarterly fee for services related to operating and maintaining the CLIA laboratory, including certain staffing. The Laboratory Agreement will expire on September 29, 2021, but Oncocyte may extend the term for additional one-year periods, or Oncocyte may terminate the agreement at its option. Oncocyte also has the right to terminate the Laboratory Agreement if there is an event or occurrence that adversely affects, in any material respect, DetermaRx™ or its prospects or its ability to be commercialized, and it remains continuing and uncured.

Accounting for the Razor Investment

Beginning on the Initial Closing and through February 23, 2021, Oncocyte has accounted for the Razor investment under the equity method of accounting under ASC 323 because prior to the Additional Purchase Payment discussed above Oncocyte exercised significant influence over, but did not control, the Razor entity. Oncocyte did not control Razor because, among other factors, Oncocyte was entitled to designate one person to serve on a three-member board of directors of Razor, with the other two members designated by Encore. Also, any deadlocked decisions by a Steering Committee of Oncocyte and Encore representatives that makes decisions with respect to the Clinical Trial, other than with respect to the Clinical Trial budget, will be resolved by a member designated by Encore.

Prior to February 24, 2021, the aggregate Razor acquisition payments of $11.245 million incurred during September 2019 and a $4 million CMS milestone payment made by Oncocyte during June 2020 under the Development Agreement, were amortized over a 10-year useful life of DetermaRx™ and were reflected in Oncocyte’s pro rata earnings and losses of the equity method investment in Razor in the consolidated statements of operations. Beginning on February 24, 2021, Razor’s results are included with Oncocyte’s consolidated results, primarily consisting of outside research and development expenses incurred by Razor for the Clinical Trial.

The Initial Closing equity method investment in Razor and the Additional Purchase Payment for the remaining interests in Razor are both considered an asset acquisition, rather than a business combination, because, among other factors, Razor had no workforce, no commercial product (Razor had granted all commercial rights to Oncocyte), no revenues, no distribution system and no facilities. Substantially all of the fair value of Razor’s assets at the Initial Closing and on February 24, 2021 was concentrated in Razor’s intangible asset, the DetermaRx™ patent and related know-how, thus satisfying the requirements of the practical screen test to be considered an asset acquisition in accordance with ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. Accordingly, no goodwill may be recognized in an asset acquisition in accordance with ASC 805-50.

As Razor became a wholly-owned subsidiary of Oncocyte on February 24, 2021, the DTA associated with the previous equity method investment was reversed. There is no tax effect of this reversal as the DTA had been fully offset by a valuation allowance (see Note 12). However, upon payment of the Additional Purchase Payment, Oncocyte recorded an additional step-up to fair value for the Razor intangible asset under ASC 805-50 for financial reporting purposes but this “step-up” is not recognized for income tax purposes. As a result, the fair value adjustment of the Razor intangible asset on the acquisition date generated a DTL in accordance with ASC 740. This DTL is computed using the fair value of the intangible assets on the acquisition date multiplied by Oncocyte’s federal and state effective income tax rates, using the simultaneous equations method for asset acquisitions under the guidance provided in ASC 740-10-25-51, which requires that the DTL be recognized as part of the investment of the acquired asset instead of any immediate income tax expense or benefit arising from the recognition of the DTL. Furthermore, ASC 740 allows Oncocyte to treat acquired available deferred tax assets, such as Razor’s NOLs (subject to the annual limitation under Section 382 of the Internal Revenue Code) as available DTAs to offset against the DTLs, as the DTLs are expected to reverse within the NOL carryforward period. Any excess DTAs over those DTLs would be assessed for a valuation allowance in accordance with ASC 740.

On February 24, 2021, Oncocyte estimated and recorded a net DTL of $7.6 million after offsetting the acquired available NOLs with the intangible asset shown in the table below. See also Note 12 for a discussion related to the partial release of Oncocyte’s valuation allowance pertaining to the DTL generated above in accordance with ASC 740.

On February 24, 2021, upon Oncocyte’s acquisition of the outstanding common stock of Razor, the Razor intangible asset balance recorded on the acquisition date and included in Intangible Assets was as follows (in thousands):

As of February 24, 2021
Razor intangible asset recorded on the acquisition date:
Equity method investment carrying value	$13,147
Cash paid as Additional Purchase Payment for the Razor asset	10,000
Oncocyte common stock issued (982,318 shares issued at market value) as Additional Purchase Payment	5,756
Less: cash balance received from Razor for Clinical Trial expenses	(3,352)
Deferred tax liability generated from the Razor asset (Note 12)	7,564
Other	169

Total Razor investment asset balance as of February 24, 2021 (a)	$33,284

(a)	This balance will be amortized over the remaining useful life of the Razor asset, approximating 8.5 years, as of the February 24, 2021 acquisition date, with the amortization expense included in “Cost of revenues – amortization of acquired intangibles” on the consolidated statements of operations.

Under ASC 805-50, for asset acquisitions, the remaining Clinical Trial Milestone Payment will be recorded only if the consideration is both probable (milestone has been achieved) and estimable in accordance with ASC 450, Contingencies, and as of March 31, 2021, no contingent consideration payment was recorded as the Clinical Trial Milestone Payment was not deemed probable of achievement as of that date.

Summarized standalone financial data for Razor from January 1, 2021 through February 23, 2021

The unaudited standalone results of operations for Razor prior to being consolidated with Oncocyte is summarized below (in thousands):

Condensed Statement of Operations (1)	For the period from January 1, 2021 through February 23, 2021 (unaudited)
Research and development expense	$125
General and administrative expense	-
Loss from operations	(125)
Net loss	$(125)

(1)	The condensed standalone statement of operations of Razor is provided for informational purposes only. Razor’s results for the period from January 1, 2021 through February 23, 2021 are not included in Oncocyte’s consolidated results of operations because Razor was not consolidated with Oncocyte’s financial statements but had been accounted for under the equity method of accounting since the September 30, 2019 Initial Closing date, however, Oncocyte’s results included its pro rata losses from Razor. Beginning on February 24, 2021, Razor’s results are included with Oncocyte’s consolidated results, primarily consisting of outside research and development expenses incurred by Razor for the Clinical Trial discussed above.

7. Goodwill and Intangible Assets, net

At March 31, 2021 and December 31, 2020, goodwill and intangible assets, net, consisted of the following (in thousands):

	March 31, 2021 (unaudited)	December 31, 2020
Goodwill (1)	$9,194	$9,187

Intangible assets:
Acquired IPR&D – DetermaIO™ (2)	14,650	14,650

Intangible assets subject to amortization:
Acquired intangible assets – customer relationship	440	440
Acquired intangible asset – Razor (see Note 6)	33,284	-
Total intangible assets	48,374	15,090
Accumulated amortization (3)	(388)	(81)
Intangible assets, net	$47,986	$15,009

(1)	Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the Merger (see Note 5).

(2) See Note 5 for information on the Merger consummated on January 31, 2020.

(3) Amortization of intangible assets is included in “Cost of revenues – amortization of acquired intangibles” on the consolidated statements of operations because the intangible assets pertain directly to the revenues generated from the acquired intangibles.

8. Related Party Transactions

Financing Transactions

On January 2, 2020, Oncocyte entered into Subscription Agreements with selected investors, including Broadwood Partners, L.P. (“Broadwood”) and certain funds and accounts managed by Pura Vida Investments LLC (“Pura Vida”), in a registered direct offering of 3,523,776 shares of common stock, no par value, at an offering price of $2.156 per share, for an aggregate purchase price of approximately $7.6 million. Broadwood and Pura Vida each beneficially own more than 5% of the outstanding Oncocyte common stock.

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

On January 20, 2021, Oncocyte entered into Subscription Agreements with certain institutional investors for a registered direct offering of 7,301,410 shares of common stock, no par value, at an offering price of $3.424 per share, for an aggregate purchase price of $25.0 million. The price per share was the average of the closing price of our common stock on the NYSE American for the five trading days prior to the date on which we and the investors executed the Subscription Agreements. Oncocyte did not pay any fees or commissions to broker-dealers or any finder’s fees, nor did it issue any stock purchase warrants, in connection with the offer and sale of the shares. The investors included Broadwood and certain investment funds and accounts managed by Pura Vida.

On February 9, 2021, Oncocyte completed an underwritten public offering of 8,947,000 shares of common stock at a public offering price of $4.50 per share, before underwriting discounts and commissions (the “Offering”). Oncocyte received aggregate net proceeds of approximately $37.5 million, after deducting commissions, discounts and estimated expenses related to the Offering. Broadwood purchased 600,000 shares in the Offering.

Consulting Services

During the three months ended March 31, 2020, Oncocyte incurred consulting fees of $0.3 million to a consulting firm in which Oncocyte’s current President and Chief Executive Officer, Ronald Andrews, and Oncocyte’s current Chief Scientific Officer (“CSO”), Douglass Ross, were former partners. Mr. Andrews resigned from the firm as an active partner effective June 30, 2019, the date prior to commencement of his employment by Oncocyte. Since Dr. Ross’ appointment as CSO in March 2020, and while he remains employed by Oncocyte, Dr. Ross will no longer provide any services nor receive any payments for services from the consulting firm. Payments for the three months ended March 31, 2021 were insignificant.

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

Amended Loan Agreement

On October 17, 2019, Oncocyte entered into a First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”) with the Bank pursuant to which Oncocyte obtained a new $3 million secured credit facility (“Tranche 1”), a portion of which was used to repay the remaining balance of approximately $400,000 on outstanding loans from the Bank, plus a final payment of $116,000, under the February 21, 2017 Loan Agreement. The credit line under the Amended Loan Agreement may be increased by an additional $2 million (“Tranche 2”) if Oncocyte obtains at least $20 million of additional equity capital, as was the case with the original Loan Agreement, and a positive final coverage determination is received from CMS for DetermaRx at a specified minimum price point per test (the “Tranche 2 Milestone”), and Oncocyte is not in default under the Amended Loan Agreement.

Payments of interest only on the principal balance were due monthly from the draw date through March 31, 2020, followed by 24 monthly payments of principal and interest, but the Bank has agreed to a deferral of principal payments, as discussed below. The outstanding principal balance of the loan will bear interest at a stated floating annual interest equal to the greater of (a) the prime rate or (b) 5% per annum. As of March 31, 2021, the latest published prime rate was 3.25% per annum.

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

At maturity of the loan, Oncocyte will also pay the Bank an additional final payment fee of $200,000, which was recorded as a deferred financing charge in October 2019 and is being amortized to interest expense over the term of the loan using the effective interest method. As of March 31, 2021, the unamortized deferred financing cost was $50,000.

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

Paycheck Protection Program Loan

On April 23, 2020, Oncocyte obtained a PPP loan from the Bank in the principal amount of $1,140,930. The PPP loan bears interest at a rate of 1% per annum and matures on April 23, 2022. Under the provisions of the PPP loan, the principal amount and accrued interest is subject to forgiveness by the Bank through the SBA. Oncocyte’s loan forgiveness application with the SBA is pending as of the date of this Report. Although Oncocyte was obligated to make monthly payments of principal and interest commencing on November 23, 2020, each in such equal amount required to fully amortize the principal amount outstanding on the PPP loan by the maturity date, Oncocyte has not been billed or charged for any repayment amounts on the PPP loan because of its loan forgiveness application pending status. Oncocyte continues to accrue interest on the PPP loan and there can be no assurance that any part of the PPP loan will be forgiven.

The PPP loan promissory note contains customary borrower default provisions and lender remedies, including the right of the Bank to require immediate repayment in full the outstanding principal balance of the PPP loan with accrued interest.

10. Shareholders’ Equity

Preferred Stock

Oncocyte is authorized to issue 5,000,000 shares of no par value preferred stock. As of March 31, 2021, no preferred shares were issued or outstanding.

Common Stock

Oncocyte has 150,000,000 shares of common stock, no par value, authorized. As of March 31, 2021 and December 31, 2020, respectively, Oncocyte had 88,914,128 and 69,116,802 shares of common stock issued and outstanding.

Common Stock Purchase Warrants

As of March 31, 2021, Oncocyte had an aggregate of 3,135,662 common stock purchase warrants issued and outstanding with exercise prices ranging from $1.69 to $5.50 per warrant. The warrants will expire on various dates through October 17, 2029. Certain warrants have “cashless exercise” provisions meaning that the value of a portion of warrant shares may be used to pay the exercise price rather than payment in cash, which may be exercised under any circumstances in the case of the 2017 Bank Warrants and 2019 Bank Warrants or, in the case of certain other warrants, only if a registration statement for the warrants and underlying shares of common stock is not effective under the Securities Act or a prospectus in the registration statement is not available for the issuance of shares upon the exercise of the warrants.

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

Reconciliation of Changes in Shareholders’ Equity

The following tables show changes in components of shareholders’ equity for the three months ended March 31, 2021 (unaudited and in thousands).

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Loss	Deficit	Equity
BALANCE AT JANUARY 1, 2021	69,117	$157,160	$-	$(123,677)	$33,483
Net loss	-	-	-	(3,919)	(3,919)
Stock-based compensation	-	1,290	-	-	1,290
Sale of common shares, including at-the-market transactions	18,427	71,746	-	-	71,746
Financing costs paid to issue common shares, including at-the-market transactions	-	(2,878)	-	-	(2,878)
Exercise of stock options	140	348	-	-	348
Exercise of warrants	248	802	-	-	802
Issuance of common stock to Razor Genomics	982	5,756	-	-	5,756
BALANCE AT MARCH 31, 2021	88,914	$234,224	$-	$(127,596)	$106,628

The following table shows changes in components of shareholders’ equity for the three months ended March 31, 2020 (unaudited and in thousands).

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Loss	Deficit	Equity
BALANCE AT JANUARY 1, 2020	57,032	$124,583	$-	$(93,745)	$30,838
Net loss	-	-	-	(7,732)	(7,732)
Stock-based compensation	-	937	-	-	937
Sale of common shares	3,523	7,597	-	-	7,597
Financing costs paid to issue common shares	-	(1)	-	-	(1)
Shares issued upon vesting of RSU, net of shares retired to pay employees’ taxes	13	(14)	-	-	(14)
Issuance of common stock for Insight Genetics acquisition	1,916	5,000	-	-	5,000
BALANCE AT MARCH 31, 2020	62,484	$138,102	$-	$(101,477)	$36,625

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

During the three months ended March 31, 2021, no stock-based compensation expense was recorded with regard to the Performance-Based Options due to the discontinuation of development of DetermaDx™. During the three months ended March 31, 2020, certain performance conditions required for vesting were met, and, accordingly, 50,000 shares vested and $106,000 of stock-based compensation expense was recorded with regard to the Performance-Based Options. As of March 31, 2021, there were no Performance-Based Options outstanding.

A summary of Oncocyte’s 2010 Plan activity and related information follows (in thousands except weighted average exercise price):

Options	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price

Balance at December 31, 2020	-	1,218	$3.55
Options exercised	-	(90)	$2.09
Options forfeited, canceled and expired	-	-	$-
Balance at March 31, 2021	-	1,128	$3.65
Exercisable at March 31, 2021		1,081	$3.76

As of March 31, 2021, 11,000,000 shares of common stock were reserved under the 2018 Incentive Plan for the grant of stock options or the sale of restricted stock or for the settlement of hypothetical units issued with reference to common stock (“RSUs”). Oncocyte may also grant stock appreciation rights under the 2018 Incentive Plan.

A summary of Oncocyte’s 2018 Incentive Plan activity and related information follows (in thousands except weighted average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
Balance at December 31, 2020	3,346	7,212	201		$2.60
RSUs vested	-	-	-		$-
RSUs granted	-	-	-		$-
Options granted	(2,966)	2,966	-		$5.12
Options exercised	-	(195)	-	$
Options forfeited/cancelled	76	(76)	-		$2.69
Balance at March 31, 2021	456	9,907	201		$3.35
Options exercisable at March 31, 2021		2,849			$2.67

Oncocyte recorded stock-based compensation expense in the following categories on the accompanying condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 (unaudited and in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$22	$5
Research and development	257	194
General and administrative	778	634
Sales and marketing	233	104
Total stock-based compensation expense	$1,290	$937

The assumptions that were used to calculate the grant date fair value of Oncocyte’s employee and non-employee stock option grants for the three months ended March 31, 2021 and 2020 were as follows (unaudited):

	Three Months Ended March 31,
	2021	2020
Expected life (in years)	6.0	6.0
Risk-free interest rates	1.02%	1.34%
Volatility	102.62%	105.09%
Dividend yield	-%	-%

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If Oncocyte had made different assumptions, its stock-based compensation expense and net loss for the three months ended March 31, 2021 and 2020 may have been significantly different.

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

In connection with the Razor acquisition discussed in Note 6, a change in the acquirer’s valuation allowance that stems from the purchase of assets should be recognized as an element of the acquirer’s income tax benefit in the period of the acquisition. Accordingly, for the three months ended March 31, 2021, Oncocyte recorded a $7.6 million partial release of its valuation allowance and a corresponding income tax benefit stemming from the DTLs generated by the Razor intangible asset acquired.

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

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Other than the partial releases discussed above, Oncocyte established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

13. Disaggregation of Revenues and Concentration Risk

The following table presents the percentage of consolidated revenues generated by unaffiliated customers that individually represent greater than ten percent of consolidated revenues:

	Three Months Ended March 31,
	2021	2020
Medicare for DetermaRx™	27%	-%
Medicare Advantage for DetermaRx™	27%	-
Pharma Services Company A	20%	*
Pharma Services Company B	15%	*

*	Less than 10%

The following table presents the percentage of consolidated revenues attributable to products or services classes that represent greater than ten percent of consolidated revenues:

	Three Months Ended March 31,
	2021	2020
DetermaRx™	54%	10%
Pharma Services	46%	90%
Total	100%	100%

The following table presents the percentage of consolidated revenues attributable to geographical locations:

	Three Months Ended March 31,
	2021	2020
United States	57%	95%
Outside of the United States – Pharma Services	43%	5%
Total	100%	100%

The following table presents accounts receivable, as a percentage of total consolidated accounts receivables, from third-party payers and other customers that provided in excess of 10% of Oncocyte’s total accounts receivable.

	March 31, 2021	December 31, 2020
Pharma Services Company A	24%	35%
Medicare for DetermaRx™	16%	45%
Pharma Services Company B	18%	-
Medicare Advantage for DetermaRx™	38%	-

14. Commitments and Contingencies

Oncocyte has certain commitments other than discussed in Notes 5 and 6.

Office Lease Agreement

On December 23, 2019, Oncocyte entered into an Office Lease Agreement (the “Irvine Lease”) of a building containing approximately 26,800 square feet of rentable space located at 15 Cushing in Irvine, California (the “Premises”) that will serve as Oncocyte’s new principal executive and administrative offices and laboratory facility. Oncocyte completed the relocation of its offices to the Premises in January 2020. Oncocyte is constructing a laboratory at the Irvine facility to perform cancer diagnostic tests. The laboratory construction is expected to be completed during 2021.

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

The lessor has agreed to provide Oncocyte with a “Tenant Improvement Allowance” in the amount of $1,340,000 to pay for the plan, design, permitting, and construction of the improvements constituting Tenant’s Work. The lessor shall be entitled to retain 1.5% of the Tenant Improvement Allowance as an administrative fee. As of March 31, 2021, the lessor had provided $1.1 million of the total Tenant Improvement Allowance.

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

Application of leasing standard, ASC 842

The Irvine Lease is an operating lease under ASC 842 included in the tables below. The tables below provide the amounts recorded in connection with the application of ASC 842 as of, and during, the three months ended March 31, 2021, for Oncocyte’s operating and financing leases (see Note 2).

Under the Laboratory Agreement discussed in Note 6, Oncocyte assumed all of Razor’s Laboratory Agreement payment obligations amounting to $450,000 per year. Although Oncocyte is not a party to any lease agreement with Razor or Encore, under the terms of the Laboratory Agreement, Oncocyte received the landlord’s consent for the use of the laboratory at Razor’s Brisbane, California location (the “Brisbane Facility”) under the terms of a sublease to which Encore is the sublessee. The sublease expires on March 31, 2023 (the “Brisbane Lease”). The laboratory fee payments to Encore include both laboratory services and the use of the Brisbane Facility. Under the provisions of the Laboratory Agreement, if Oncocyte terminates the Laboratory Agreement prior to the expiration of the Brisbane Lease, Oncocyte shall assume the costs related to the subletting or early termination of the Brisbane Lease. If the Laboratory Agreement were to be terminated on March 31, 2021, the aggregate payments due to the landlord for early cancellation of the Brisbane Lease would be approximately $297,000 (aggregate payments from March 31, 2021 through March 31, 2023). Oncocyte determined that the Laboratory Agreement contains an embedded operating lease for the Brisbane Facility and Oncocyte allocated the aggregate payments to this lease component for purposes of calculating the net present value of the right-of-use asset and liability as of the inception of the Laboratory Agreement in accordance with ASC 842, as shown in the table below.

Financing lease

As of March 31, 2021, Oncocyte has one financing lease remaining through December 2023 for certain laboratory equipment with aggregate remaining payments of $382,000 shown in the table below.

Operating and Financing leases

The following table presents supplemental cash flow information related to operating and financing leases for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of financing lease liabilities:
Operating cash flows from operating leases	$220	$78
Operating cash flows from financing leases	10	3
Financing cash flows from financing leases	41	17
Right-of-use assets obtained in exchange for lease obligation:
Operating lease, including lease acquired in Insight Genetics business combination	-	536

The following table presents supplemental balance sheet information related to operating and financing leases as of March 31, 2021 (in thousands, except lease term and discount rate):

March 31, 2021
Operating leases
Right-of-use assets, net	$2,801

Right-of-use lease liabilities, current	$606
Right-of-use lease liabilities, noncurrent	3,664
Total operating lease liabilities	$4,270

Financing leases
Machinery and equipment	$537
Accumulated depreciation	(226)
Machinery and equipment, net	$311
Current liabilities	$135
Noncurrent liabilities	196
Total financing lease liabilities	$331

Weighted average remaining lease term
Operating leases	6 years
Financing leases	2.5 years

Weighted average discount rate
Operating leases	11.16%
Financing leases	11.34%

Future minimum lease commitments are as follows (in thousands):

	Operating Leases	Financing Leases
Year Ending December 31,
2021	$811	$134
2022	1,096	124
2023	1,000	124
2024	889	-
2025	869	-
Thereafter	1,594	-
Total minimum lease payments	$6,259	$382
Less amounts representing interest	(1,760)	(51)
Less: Tenant Improvement Allowance, net of administrative fee (1)	(229)	-
Present value of net minimum lease payments	$4,270	$331

(1)	In accordance with ASC 842, a tenant allowance should be included in the measurement of the consideration in the lease agreement at inception and reflected as a reduction to the right-of-use asset and a corresponding reduction to the right-use-liability if the lessee both controls the construction of the tenant improvements and the expects to fully earn all of the tenant allowance. Oncocyte has met both conditions at the inception of the Irvine Lease and has recorded the Tenant Improvement Allowance accordingly. As the cash for the Tenant Improvement Allowance is received from the lessor under the terms of the Irvine Lease, the corresponding right-of-use liability will increase and will be amortized as part of the right-of use asset and liability amortization over the term of the Irvine Lease in accordance with ASC 842. As of March 31, 2021, the lessor had provided $1.1 million of the total $1.3 million Tenant Improvement Allowance, leaving a balance of $0.2 million.

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

Tax Filings

Oncocyte tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Management believes Oncocyte has adequately provided for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be significantly different than the amounts recorded in the condensed consolidated interim financial statements.

Employment Contracts

Oncocyte has entered into employment and severance benefit contracts with certain executive officers. Under the provisions of the contracts, Oncocyte may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives. As of March 31, 2021, Oncocyte accrued approximately $0.9 million in remaining severance obligations for certain executive officers, in accordance with the severance benefit provisions of their respective employment and severance benefit agreements, related to Oncocyte’s partial reduction in force plan and salary reduction agreements instituted in September 2020.

Indemnification

In the normal course of business, Oncocyte may provide indemnification of varying scope under Oncocyte’s agreements with other companies or consultants, typically Oncocyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Oncocyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Oncocyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Oncocyte’s diagnostic tests. Oncocyte’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from Oncocyte’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or license agreement to which they relate. The Purchase Agreement also contains provisions under which Oncocyte has agreed to indemnify Razor and Encore from losses and expenses resulting from breaches or inaccuracy of Oncocyte’s representations and warranties and breaches or nonfulfillment of Oncocyte’s covenants, agreements, and obligations under the Purchase Agreement. Oncocyte periodically enters into underwriting and securities sales agreements with broker-dealers in connection with the offer and sale of Oncocyte securities. The terms of those underwriting and securities sales agreements include indemnification provisions pursuant to which Oncocyte agrees to indemnify the broker-dealers from certain liabilities, including liabilities arising under the Securities Act, in connection with the offer and sale of Oncocyte securities. The potential future payments Oncocyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, Oncocyte has not been subject to any claims or demands for indemnification. Oncocyte also maintains various liability insurance policies that limit Oncocyte’s financial exposure. As a result, Oncocyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, Oncocyte has not recorded any liabilities for these agreements as of March 31, 2021 and December 31, 2020.

15. Subsequent Events

Merger Agreement with Chronix Biomedical, Inc.

On April 15, 2021 (the “Closing Date”), OncoCyte completed its acquisition of Chronix pursuant to an Agreement and Plan of Merger dated February 2, 2021, amended February 23, 2021, and amended and restated as of April 15, 2021 (as amended and restated, the “Chronix Merger Agreement”), by and among OncoCyte, CNI Monitor Sub, Inc., a Delaware corporation and wholly-owned subsidiary of OncoCyte (“Merger Sub”), Chronix, the stockholders party to the Chronix Merger Agreement (the “Stockholders”) and a party named as equityholder representative. Pursuant to the Chronix Merger Agreement, Merger Sub merged with and into Chronix, with Chronix surviving as a wholly-owned subsidiary of OncoCyte (the “Chronix Merger”). Prior to the Chronix Merger, Chronix was a privately-held molecular diagnostics company, developing blood tests for use in cancer treatment and organ transplantation.

Merger Consideration

Pursuant to the Chronix Merger Agreement, OncoCyte agreed to deliver closing consideration consisting of approximately (i) 591,000 shares of OncoCyte common stock (the “Closing Shares”), which represents approximately $1.13 million of Closing Shares issued to Chronix stockholders and approximately $1.87 million of Closing Shares issued to payoff assumed liabilities, based on the $5.09 closing price per share of OncoCyte common stock on the NYSE American on February 1, 2021; (ii) $4.25 million in cash; and (iii) $2.5 million of assumed liabilities of Chronix payable in installments through July 2022. The closing consideration, milestones, and earnout consideration include amounts payable to certain directors, officers and employees of Chronix, including officers and employees who are expected to continue to provide services to Chronix following the Chronix Merger.

Milestones & Earnout Consideration

As consideration for holders of certain classes and series of Chronix capital stock, the Chronix Merger Agreement provides for OncoCyte to pay (i) up to $14 million in any combination of cash or OncoCyte common stock if certain milestones are achieved, (ii) earnout consideration during the five to ten-year earnout periods of up to 15% of net collections for sales of specified tests and products, and (iii) up to 75% of net collections from the sale or license to a third party of Chronix’s patents for use in transplantation medicine during a seven-year earnout period.

Liabilities

Pursuant to the Chronix Merger Agreement, to the extent that OncoCyte or any of its subsidiaries, including Chronix, pays, performs or discharges an amount of liabilities of Chronix in excess of $8.25 million (the “Excess Liabilities”), OncoCyte may set off the Excess Liabilities against any additional payments that subsequently become due and payable pursuant to the Chronix Merger Agreement. Chronix had Excess Liabilities approximating $4.6 million as of the Closing Date. Prior to Chronix equity holders receiving any additional payments, all or a partial amount of any such additional payments may be used to pay Excess Liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements about any of the following: uncertainties associated with the ongoing coronavirus (COVID-19) pandemic, including its possible effects on our operations, the demand for our diagnostic tests and other LDTs and Pharma Services, and our ability to raise capital to finance our operations; our ability to efficiently and flexibly manage our business amid uncertainties related to COVID-19; any projections of earnings, revenue, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans, and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While Oncocyte may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Oncocyte estimates change and readers should not rely on those forward-looking statements as representing Oncocyte views as of any date subsequent to the date of the filing of this Quarterly Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and Oncocyte can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of Oncocyte. A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2020, and our other reports filed with the SEC from time to time.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2021 to the matters that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, except as disclosed in Note 2 to our condensed consolidated interim financial statements included elsewhere in this Report.

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

The consequences of the COVID-19 pandemic have led to uncertainties related to our growth and our ability to forecast the demand for our diagnostic testing and Pharma Services and resulting revenues, as we have not had time to establish a base of customers, revenues or other relevant trends prior to the outbreak of COVID-19. We had no commercial revenues until the first quarter of 2020 when we launched our first commercial diagnostic test, DetermaRx™, and acquired the Pharma Services business of Insight Genetics Inc. (“Insight”). We had expected that initial DetermaRx™ revenues would be constrained by the lack of Medicare coverage. CMS Medicare reimbursement pricing approval for DetermaRx™ did not become effective until September 2020. Deferrals in lung cancer surgeries due to COVID-19 may have reduced demand for DetermaRx™, but because of the lack of historical DetermaRx™ revenues, with and without Medicare reimbursement, we are unable to determine the extent to which the deferral of those surgeries impacted our DetermaRx™ revenues. Resurgences in COVID-19 cases could cause additional deferrals of lung cancer surgeries during the course of the pandemic. The lack of in-person interaction with healthcare providers for our promotion of the use of DetermaRx™ has also placed a constraint on our ability to market that test, but we cannot determine the extent to which that has impacted our revenues due to the absence of historical revenues. Similarly, our Pharma Services revenues commenced with our acquisition of Insight during the first quarter of 2020, and because we do not have a prior history of Pharma Services revenues we cannot assess how COVID-19 may have impacted those revenues, although we are aware that certain planned clinical trials of new pharmaceuticals for which we had expected to provide Pharma Services were delayed due to the pandemic.

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

Comparison of three months ended March 31, 2021 and 2020

Revenues (amounts in thousands)

	Three Months Ended March 31, (unaudited)		Three Months Ended December 31,
	2021	2020	2020 (unaudited)
Revenues	$1,124	$16	$503

We recognize testing revenues for our services in accordance with the provisions of ASC 606, Revenue from Contracts with Customers as further discussed in Note 2 of this Report. During the first quarter of 2020, we generated revenues for the first time since our company’s inception in 2009. We currently derive our revenues from Pharma Services generated by our wholly owned subsidiary, Insight, which we acquired on January 31, 2020, and from the sale of our lung cancer stratification test, DetermaRx™, which we commercially launched in early 2020.

Under U.S. generally accepted accounting principles, we may not recognize revenues even if we have performed the diagnostic tests we have commercialized until we have contracts for reimbursement from third-party payers and a history of experience of cash collections for the tests we perform. Until we develop that experience or have the contracts in place with payers or there is Medicare or other insurance coverage for a test, we recognize revenue on a cash basis for the tests that we perform. In September 2020, we received a final pricing decision for our DetermaRx™ test from CMS and commenced recognizing revenue on an accrual basis when DetermaRx™ tests are performed for Medicare covered patients, or when payment was approved by Medicare in the case of certain tests performed prior to September 2020, rather than on a cash basis. As of March 31, 2021, we also commenced accruing Medicare Advantage covered tests at the CMS approved rate. All other payers for the DetermaRx™ test are currently recognized on a cash basis. For financial accounting purposes, regardless of when, or whether, revenues may be recognized, we incurred and accrued costs of revenues and other operating expenses discussed below related to any services we perform. Our ability to increase our testing revenue for DetermaRx™ will depend on our ability to penetrate the market and obtain coverage from additional third-party payers.

Pharma Services are generally performed on a time and materials basis. Upon our completion of the service to the customer in accordance with the contract, we have the right to bill the customer for the agreed upon price (either on a per test or per deliverable basis) and recognize the Pharma Services revenue at that time, on an accrual basis.

The increase in revenues of $1.1 million for the three months ended March 31, 2021 as compared to the comparative prior year period was due to increased revenues in both DetermaRx™ tests and Pharma Services performed. Furthermore, total revenues for the first quarter of 2021 increased by 123% from the fourth quarter of 2020, as revenues from both sources increased over the fourth quarter of 2020. Comparison of the 2021 first quarter total revenues with fourth quarter 2020 revenues is more meaningful than a comparison with the first quarter of 2020 because Oncocyte only initiated its DetermaRx sales efforts during the first quarter of 2020 and had not yet obtained Medicare reimbursement coverage for the test. Also, Oncocyte did not begin promoting its Pharma Services business until it acquired Insight during January 2020.

The following table presents the percentage of consolidated revenues generated by unaffiliated customers that individually represent greater than ten percent of consolidated revenues:

	Three Months Ended March 31,
	2021	2020
Medicare for DetermaRx™	27%	-%
Medicare Advantage for DetermaRx™	27%	-
Pharma Services Company A	20%	*
Pharma Services Company B	15%	*

* Less than 10%

The following table presents the percentage of consolidated revenues attributable to products or services classes that represent greater than ten percent of consolidated revenues:

	Three Months Ended March 31,
	2021	2020
DetermaRx™	54%	10%
Pharma Services	46%	90%
Total	100%	100%

Costs and Operating Expenses (amounts in thousands)

	Three Months Ended March 31, (unaudited)		$ Increase/	% Increase/
	2021	2020	(Decrease)	(Decrease)
Cost of revenues	$738	$158	$580	367%
Cost of revenues – amortization of acquired intangibles	307	15	292	1,947%
Research and development expenses	3,361	2,159	1,202	56%
General and administrative expenses	4,764	4,625	139	3%
Sales and marketing expenses	2,254	1,490	764	51%

Cost of revenues

Cost of revenues generally consists of cost of materials; direct labor including payroll, payroll taxes, bonus, benefit and stock-based compensation; equipment and infrastructure expenses; clinical sample costs associated with performing Pharma Services and the DetermaRx™ tests; license fees due to third parties, and amortization of acquired intangible assets. Infrastructure expenses include depreciation of laboratory equipment; allocated rent costs; leasehold improvements; and allocated information technology costs for operations at our CLIA laboratories in California and Tennessee. Costs associated with performing the tests are recorded as the tests are performed regardless of whether revenue was recognized with respect to that test. Royalties payable by Oncocyte for licensed technology, calculated as a percentage of revenues generated using the associated technology, are recorded as expenses at the time the related revenues are recognized.

Cost of revenues increased by approximately $0.9 million during the three months ended March 31, 2021, as compared to the same period in the prior year. The increase is primarily comprised of $0.5 million increase in allocated labor and overhead to support performing our DetermaRx™ test and Pharma Services, and $0.3 million in noncash amortization of acquired intangibles related to our Razor asset and customer relationships intangible acquired as part of the Insight merger.

We expect the cost of DetermaRx™ testing to generally increase in line with the increase in the number of tests we perform, even if we do not recognize corresponding revenues when Medicare, Medicare Advantage, or other insurance coverage is not available. We expect that our cost per test to decrease modestly over time due to the efficiencies we may gain if testing volume increases, and from automation and other cost reductions. There can be no assurance, however, that any of these efficiencies or cost savings will be achieved. Cost of revenues for Pharma Services will vary depending on the nature, timing, and scope of customer projects.

Research and development expenses

Research and development expenses increased by approximately $1.2 million during the three months ended March 31, 2021, as compared to the same period in the prior year, primarily due to increase in outside services for development of our tests.

We expect to continue to incur a significant amount of research and development expenses during the foreseeable future. Although we have terminated development work for our DetermaDx product line, we will continue development of DetermaIO™, DetermaTx™, and DetermaMx™, clinical trials to promote commercialization of DetermaRx™, and development of our planned DetermaCNI™ test with the recent completion of the Chronix merger. Our future research and development efforts and expenses will also depend on the amount of capital that we are able to raise to finance those activities and whether we acquire rights to any new diagnostic tests. A portion of our costs for leasing and operating our CLIA laboratories in California and Tennessee, and in Germany with the recent completion of the Chronix merger, will also be included in research and development expenses to the extent allocated to the development of our diagnostic tests.

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

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2021 remained relatively unchanged as compared to the three months ended March 31, 2020. However, our general and administrative expenses are expected to increase reflecting our growth with the acquisition of Chronix during April 2021.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2021 increased by $0.8 million as compared to the three months ended March 31, 2020, primarily attributable to personnel and related expenses, including noncash stock-based compensation expense, as we continued to ramp up our sales and marketing activities for DetermaRx™.

We expect to continue to incur a significant amount of sales and marketing expenses during the foreseeable future as we continue to market and sell DetermaRx™ and if we successfully complete product development and begin commercialization efforts for DetermaIO™ as a clinical test. Sales and marketing expenses will also increase if we successfully develop and begin commercializing DetermaCNI™, DetermaTx™, and DetermaMx™, or if we acquire and commercialize other diagnostic tests. Our commercialization efforts and expenses will also depend on the amount of capital that we are able to raise to finance commercialization of our tests. Our future expenditures on sales and marketing will also depend on the amount of revenue that those efforts are likely to generate. Because physicians are more likely to prescribe a test for their patients if the cost is covered by Medicare or health insurance, demand for our diagnostic and other tests and our expenditures on sales and marketing are likely to increase if our diagnostic or other tests qualify for reimbursement by Medicare or private health insurance companies.

Change in fair value of contingent consideration

We will pay contingent consideration if various payment milestones are triggered under the merger agreement through which we acquired Insight. See Note 5 to our condensed consolidated interim financial statements included in this Report. Changes in the fair value of the contingent consideration will be based on our reassessment of the key assumptions underlying the determination of this liability as changes in circumstances and conditions occur from the Insight acquisition date to the reporting period being presented, with the subsequent change in fair value recorded as part of our consolidated loss from operations for that period. For the three months ended March 31, 2021, we recorded an unrealized loss of approximately $1.1 million related to the increase in the fair value of contingent consideration primarily attributable to a revised estimate of the timing of the possible future payouts.

Other income and expenses, net

Other income and expenses, net, is primarily comprised of interest income and interest expenses, net, pro rata loss from our equity method investment in Razor prior to February 24, 2021, and unrealized gains and losses on Lineage and AgeX Therapeutics, Inc. (“AgeX”) marketable equity securities we hold. Interest income is earned from money market funds we hold for capital preservation. Interest expense was incurred under our loan payable to the Silicon Valley Bank, our loan from the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) and under financing lease obligations. Interest expense, net, reflects the interest expense incurred on our loans and financing obligations in excess of interest income earned from money market accounts.

Income taxes

In connection with the Razor asset acquisition discussed in Note 6 to our condensed consolidated interim financial statements included elsewhere in this Report, a change in the acquirer’s valuation allowance that stems from the purchase of assets should be recognized as an element of the acquirer’s income tax benefit in the period of the acquisition. Accordingly, for the three months ended March 31, 2021, we recorded a $7.6 million partial release of our valuation allowance and a corresponding income tax benefit stemming from the deferred tax liability generated by the Razor intangible asset we acquired.

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

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Other than the partial releases discussed above, we established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets.

Liquidity and Capital Resources

We finance our operations primarily through the sale of our common stock. We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $127.6 million at March 31, 2021. We expect to continue to incur operating losses and negative cash flows for the near future.

During the three months ended March 31, 2021 we raised approximately $69.1 million in net cash proceeds through sales of shares of our common stock. We used $10 million of those proceeds as part of the purchase price paid to acquire the outstanding shares of Razor common stock during February 2021. At March 31, 2021, we had $58.9 million of cash and cash equivalents and held shares of Lineage and AgeX common stock as marketable equity securities valued at $0.9 million. We believe that our current cash, cash equivalents, and marketable equity securities are sufficient to finance our current operations through at least twelve months from the issuance date of the condensed consolidated interim financial statements included in this Report.

We expect that our operating expenses will increase as we build our marketing and sales force and add new equipment and personnel to our CLIA laboratories to commercialize DetermaRx™, followed by DetermaIO™ for clinical use and other diagnostic tests in our pipeline after development is completed, including DetermaCNI™ completed from the Chronix merger. Although we intend to market our diagnostic tests in the United States through our own sales force, we are also beginning to make marketing arrangements with distributors in other countries. We may also explore a range of other commercialization options in order to enter overseas markets and to reduce our capital needs and expenditures, and the risks associated the timelines and uncertainty for attaining the Medicare reimbursement approvals that will be essential for the successful commercialization of additional cancer diagnostic tests. Those alternative arrangements could include marketing arrangements with other diagnostic companies through which we might receive a licensing fee and royalty on sales, or through which we might form a joint venture to market one or more tests and share in net revenues, in the United States or abroad.

In addition to sales and marketing expenses we will incur expenses from leasing and improving our new office and laboratory facilities in Irvine California, and from operating our CLIA laboratories in Brisbane, California and Nashville, Tennessee and our planned CLIA laboratory at our Irvine facility.

We may need to meet significant cash payment obligations to former Insight and Chronix shareholders in connection with our acquisition of those companies, as disclosed in Note 5 and Note 15 to the interim condensed consolidated financial statements included elsewhere in this Report. In addition, as disclosed in Note 15, to acquire Chronix during April 2021 we paid $4.25 million in cash and we assumed $2.5 million of Chronix liabilities payable in installments through July 2022. To meet the future cash payment obligations, we may have to utilize cash on hand that would otherwise be available to us for other business and operational purposes, which could cause us to delay or reduce activities in the development and commercialization of our cancer tests.

We will need to continue to raise additional capital to finance our operations, including the development and commercialization of our diagnostic tests, and making payments that may become due under our obligations to former Chronix shareholders and former Insight shareholders, until such time as we are able to generate sufficient revenues to cover our operating expenses. Delays in the development of DetermaIO™, or obtaining reimbursement coverage from Medicare for that diagnostic test and for the other diagnostic tests that we may develop or acquire, could prevent us from raising sufficient additional capital to finance the completion of development and commercial launch of those tests. Investors may be reluctant to provide us with capital until our tests are approved for reimbursement by Medicare or reimbursement by private healthcare insurers or healthcare providers, or until we begin generating significant amounts of revenue from performing those tests. The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Sales of additional equity securities could result in the dilution of the interests of our shareholders. We cannot assure that adequate financing will be available on favorable terms, if at all.

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

Cash used in operations

During the three months ended March 31, 2021 and 2020, our total research and development expenses were $3.4 million and $2.2 million, respectively, our general and administrative expenses were $4.8 million and $4.6 million, respectively, and our sales and marketing expenses were $2.3 million and $1.5 million, respectively, and we also incurred $1.0 million in cost of revenues, including amortization of intangible expenses, in the first three months of 2021. Net loss for the three months ended March 31, 2021 amounted to $3.9 million and net cash used in operating activities amounted to $9.8 million. Our cash used in operating activities during the three months ended March 31, 2021 does not include the following noncash items: $7.6 million in income tax benefit, $1.3 million in stock-based compensation; $1.1 million in loss from change in fair value of contingent consideration; $0.5 million in depreciation and amortization expenses; and $0.3 million in pro rata loss from our equity method investment in Razor. Changes in working capital were approximately $1.2 million as an additional use of cash.

Cash used in investing activities

During the three months ended March 31, 2021, net cash used in investing activities was $8.3 million, primarily attributable to; the acquisition of the remaining interests in Razor, net of cash acquired, of $6.6 million, $0.8 million paid for construction in progress and purchase of furniture and equipment; and $0.6 million repayment of the Insight cash holdback.

Cash provided by financing activities

During the three months ended March 31, 2021, net cash provided by financing activities was $69.9 million, primarily attributable to $69.1 million of net cash proceeds from the sale of shares of common stock, including $6.5 million of net cash proceeds from at-the-market transactions, $0.8 million from exercises of warrants, and $0.3 million from exercises of stock options, offset by repayments of principal on loans payable and financing lease obligations of $0.4 million.

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Item 1A. Risk Factors

Our business, financial condition, results of operations and future growth prospects are subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 19, 2021 (the “2020 Form 10-K”), which we encourage you to review. There have been no material changes from the risk factors disclosed in the 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Numbers	Exhibit Description
2.1	Agreement and Plan of Merger dated February 2, 2021, amended February 23, 2021, and amended and restated as of April 15, 2021, by and among OncoCyte Corporation, CNI Monitor Sub, Inc., Chronix Biomedical, Inc., the Stockholders who became a party to the Merger Agreement and the Equityholder Representative (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2021)

3.1	Articles of Incorporation with all amendments (Incorporated by reference to OncoCyte Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 29, 2020)

3.2	Amended and Restated By-Laws (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2020)

10.1	Subscription Agreements, dated January 20, 2021, between OncoCyte Corporation and the investors named therein (Incorporated by reference to OncoCyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2021)

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101	Interactive Data Files*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOCYTE CORPORATION

Date: May 17, 2021	/s/ Ronald Andrews
Ronald Andrews
President and Chief Executive Officer

Date: May 17, 2021	/s/ Mitchell Levine
Mitchell Levine
Chief Financial Officer

