Form 10-Q
period 2021-06-30
OncoCyte Corp
filed 2021-08-11
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

OncoCyte Corporation

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of common stock outstanding as of August 2, 2021 was 91,581,781.

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

Item 1. Financial Statements

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED  BALANCE SHEETS

(In thousands)

	June 30, 2021	December 31, 2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46,469	$7,143
Accounts receivable	1,025	203
Marketable equity securities	1,062	675
Prepaid expenses and other current assets	1,439	1,205
Total current assets	49,995	9,226

NONCURRENT ASSETS
Right-of-use and financing lease assets, net	2,949	3,262
Machinery and equipment, net, and construction in progress	4,396	3,262
Equity method investment in Razor	-	13,417
Goodwill	24,237	9,187
Intangible assets, net	93,712	15,009
Restricted cash	1,700	1,700
Other noncurrent assets	393	356
TOTAL ASSETS	$177,382	$55,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,088	$432
Accrued compensation	2,783	3,468
Accrued expenses and other current liabilities	1,933	2,284
Accrued liabilities from acquisition, current	11,734	-
Loans payable, current	1,500	2,390
Right-of-use and financing lease liabilities, current	737	422
Total current liabilities	19,775	8,996

NONCURRENT LIABILITIES
Loans payable, net of deferred financing costs, noncurrent	541	1,508
Right-of-use and financing lease liabilities, noncurrent	3,895	4,312
Contingent consideration liabilities, noncurrent	50,505	7,120

TOTAL LIABILITIES	74,716	21,936

Commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 230,000 shares authorized; 90,316 and 69,117 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	240,755	157,160
Accumulated deficit	(138,089)	(123,677)
Total shareholders’ equity	102,666	33,483
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$177,382	$55,419

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net revenue	$2,030	$143	$3,154	$158

Cost of revenues	1,350	365	2,088	538
Cost of revenues – amortization of acquired intangibles	1,074	-	1,381	-
Gross profit	(394)	(222)	(315)	(380)

Operating expenses:
Research and development	2,537	3,225	5,898	5,385
Sales and marketing	2,673	1,562	4,927	3,052
General and administrative	7,934	3,759	12,698	8,383
Change in fair value of contingent consideration	30	-	1,090	-
Total operating expenses	13,174	8,546	24,613	16,820

Loss from operations	(13,568)	(8,768)	(24,928)	(17,200)

OTHER INCOME (EXPENSES), NET
Interest expense, net	(49)	(75)	(117)	(97)
Unrealized gain (loss) on marketable equity securities	173	16	386	(38)
Pro rata loss from equity method investment in Razor	-	(301)	(270)	(630)
Gain on extinguishment of debt (PPP loan)	1,141	-	1,141	-
Other income, net	16	20	18	30
Total other expenses, net	1,281	(340)	1,158	(735)

LOSS BEFORE INCOME TAXES	(12,287)	(9,108)	(23,770)	(17,935)

Income tax benefit	1,794	-	9,358	1,095

NET LOSS	$(10,493)	$(9,108)	$(14,412)	$(16,840)

Net loss per share: basic and diluted	$(0.12)	$(0.14)	$(0.17)	$(0.26)

Weighted average shares outstanding: basic and diluted	89,758	65,833	85,961	63,628

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended June 30, 2021
	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at March 31, 2021	88,914	$234,224	$(127,596)	$106,628
Net Loss	-	-	(10,493)	(10,493)
Stock-based compensation	-	1,997	-	1,997
Stock options exercised	617	1,251	-	1,251
Warrants exercised	7	21	-	21
Shares issued upon vesting of RSU, net of shares retired to pay employees’ taxes	130	(37)	-	(37)
Issuance of common stock for Chronix Biomedical acquisition	648	3,299	-	3,299
Balance at June 30, 2021	90,316	$240,755	$(138,089)	$102,666

	Three Months Ended June 30, 2020
	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at March 31, 2020	62,484	$138,102	$(101,477)	$36,625
Net Loss	-	-	(9,108)	(9,108)
Stock-based compensation	-	1,361	-	1,361
Sale of common shares	4,734	10,746	-	10,746
Financing costs paid to issue common shares	-	(31)	-	(31)
Balance at June 30, 2020	67,218	$150,178	$(110,585)	$39,593

	Six Months Ended June 30, 2021
	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at December 31, 2020	69,117	$157,160	$(123,677)	$33,483
Net Loss	-	-	(14,412)	(14,412)
Stock-based compensation	-	3,287	-	3,287
Sale of common shares, including at-the-market transactions	18,427	71,746	-	71,746
Financing costs paid to issue common shares, including at-the-market transactions	-	(2,878)	-	(2,878)
Stock options exercised	757	1,599	-	1,599
Warrants exercised	255	823	-	823
Shares issued upon vesting of RSU, net of shares retired to pay employees’ taxes	130	(37)		(37)
Issuance of common stock to Razor Genomics	982	5,756	-	5,756
Issuance of common stock for Chronix Biomedical acquisition	648	3,299	-	3,299
Balance at June 30, 2021	90,316	$240,755	$(138,089)	$102,666

	Six Months Ended June 30, 2020
	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at December 31, 2019	57,032	$124,583	$(93,745)	$30,838
Net Loss	-	-	(16,840)	(16,840)
Stock-based compensation	-	2,298	-	2,298
Sale of common shares	8,257	18,342	-	18,342
Financing costs paid to issue common shares	-	(31)	-	(31)
Shares issued upon vesting of RSU, net of shares retired to pay employees’ taxes	13	(14)	-	(14)
Issuance of common stock for Insight Genetics acquisition	1,916	5,000	-	5,000
Balance at June 30, 2020	67,218	$150,178	$(110,585)	$39,593

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,412)	$(16,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	327	127
Amortization of intangible assets	1,381	37
Amortization of right-of-use assets and liabilities	218	301
Impairment charge for long-lived assets	-	422
Pro rata loss from equity method investment in Razor	270	630
Stock-based compensation	3,286	2,298
Unrealized (gain) loss on marketable equity securities	(386)	38
Amortization of debt issuance costs	33	57
Change in fair value of contingent consideration	1,090	-
Deferred income tax benefit	(9,358)	(1,095)
Gain on extinguishment of debt (PPP loan)	(1,141)	-
Accrued severance from Chronix Biomedical acquisition	2,452	-

Changes in operating assets and liabilities:
Accounts receivable	(817)	(85)
Amount due to Lineage and affiliates	-	(6)
Prepaid expenses and other assets	(103)	(779)
Accounts payable and accrued liabilities	(766)	1,064
Net cash used in operating activities	(17,926)	(13,831)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Insight Genetics, net of cash acquired	(607)	(6,189)
Acquisition of Razor Genomics asset, net of cash acquired	(6,648)	-
Acquisition of Chronix Biomedical, net of cash acquired	(4,459)	-
Equity method investment in Razor	-	(4,000)
Construction in progress and purchases of furniture and equipment	(1,452)	(535)
Net cash used in investing activities	(13,166)	(10,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,600	-
Proceeds from sale of common shares	65,262	18,342
Financing costs to issue common shares	(2,676)	(31)
Proceeds from sale of common shares under at-the-market transactions	6,483	-
Financing costs for at-the-market sales	(203)	-
Proceeds from exercise of warrants	823	-
Common shares received and retired for employee taxes paid	(37)	(14)
Repayment of loan payable	(750)	(125)
Repayment of financing lease obligations	(84)	(35)
Proceeds from PPP loan	-	1,141
Net cash provided by financing activities	70,418	19,278

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	39,326	(5,277)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING	8,843	23,772
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING	$48,169	$18,495

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$70	$45

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Common stock issued for acquisition of Razor Genomics asset	$5,756	$-
Deferred tax liability generated from the acquisition of Razor Genomics asset	7,564	-
Common stock issued for acquisition of Insight Genetics	-	5,000
Common stock issued for acquisition of Chronix Biomedical	3,299	-
Deferred tax liability generated from the acquisition of Chronix	1,794	-
Initial fair value of contingent consideration at acquisition date	42,295	11,130
Assumed liability from Chronix Acquisition	9,294	-
Holdback liability	-	600
Construction in progress, machinery and equipment purchases included in accounts payable, accrued liabilities and landlord liability	9	180
See Note 10 for additional disclosures around leases

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

Oncocyte’s first product for commercial release is a proprietary treatment stratification test called DetermaRx™ that identifies which patients with early-stage non-small cell lung cancer may benefit from chemotherapy, resulting in a significantly higher, five-year survival rate. Beginning in September 2019 through February 23, 2021, Oncocyte held a 25% equity interest in Razor Genomics, Inc. (“Razor”), a privately held company, that has developed and licensed to Oncocyte the lung cancer treatment stratification laboratory test that Oncocyte is commercializing as DetermaRx™. On February 24, 2021, Oncocyte completed the purchase of all the remaining issued and outstanding shares of common stock of Razor and paid the selling shareholders in total $10 million in cash and issued them Oncocyte common stock having a market value of $5.7 million on that date. As a result of the purchase of the Razor common stock, Oncocyte is now the sole shareholder of Razor. The acquisition of the remaining equity interests has been accounted for as an asset acquisition in accordance with Accounting Standards Codification (“ASC”) Topic 805-50, Business Combinations. See Note 3 for a full discussion of the Razor asset acquisition.

Oncocyte completed its acquisition of Insight Genetics, Inc. (“Insight”) on January 31, 2020 (the “Insight Merger Date”) through a merger with a newly incorporated wholly owned subsidiary of Oncocyte (the “Insight Merger”) under the terms of an Agreement and Plan of Merger (the “Insight Merger Agreement”). Prior to the Insight Merger, Insight was a privately held company specializing in the discovery and development of the multi-gene molecular, laboratory-developed diagnostic tests that Oncocyte has branded as DetermaIO™. DetermaIO™ is a proprietary gene expression assay with promising data supporting its potential to help identify patients likely to respond to checkpoint inhibitor drugs. Insight has a CLIA-certified diagnostic laboratory with the capacity to support clinical trials or assay design on certain commercially available analytic platforms that may be used to develop additional diagnostic tests. Insight also performs Pharma Services in its CLIA-certified laboratory for pharmaceutical and biotechnology companies, including testing for biomarker discovery, assay design and development, clinical trial support, and a broad spectrum of biomarker tests. The Insight Merger has been accounted for using the acquisition method of accounting in accordance with ASC 805, which requires, among other things, that the assets and liabilities assumed be recognized at their fair values as of the acquisition date. See Note 3 for a full discussion of the Insight Merger.

On April 15, 2021 (the “Chronix Merger Date”), Oncocyte completed its acquisition of Chronix Biomedical, Inc. (“Chronix”) pursuant to an Agreement and Plan of Merger dated February 2, 2021, amended February 23, 2021, and amended and restated as of April 15, 2021 (as amended and restated, the “Chronix Merger Agreement”), by and among Oncocyte, CNI Monitor Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Oncocyte (“Merger Sub”), Chronix, the stockholders party to the Chronix Merger Agreement and a party named as equity holder representative. Pursuant to the Chronix Merger Agreement, Merger Sub merged with and into Chronix, with Chronix surviving as a wholly owned subsidiary of Oncocyte (the “Chronix Merger”). Prior to the Chronix Merger, Chronix was a privately held molecular diagnostics company, developing blood tests for use in cancer treatment and organ transplantation. Through the Chronix Merger, Oncocyte has added to its LDT development pipeline the TheraSure™-CNI Monitor, a patented, blood-based test for immunotherapy monitoring, and TheraSure™ Transplant Monitor, a solid organ transplantation monitoring test. See Note 3 for additional information about the Chronix Merger.

Other tests in the development pipeline include DetermaTx™, a test intended to complement DetermaIO™ by assessing the mutational status of a tumor to help identify the appropriate targeted therapy. Oncocyte also plans to initiate the development of DetermaMx™ as a blood-based test to monitor cancer patients for recurrence of their disease.

Liquidity

Oncocyte has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $138.1 million as of June 30, 2021. Oncocyte expects to continue to incur operating losses and negative cash flows for the foreseeable future. Oncocyte did not generate revenues from its operations prior to the first quarter of 2020, and revenues since that period through the date of this Report were not sufficient to cover Oncocyte’s operating expenses. Oncocyte finances its operations primarily through the sale of shares of its common stock.

As of June 30, 2021, Oncocyte had $46.5 million of cash and cash equivalents and held shares of Lineage Cell Therapeutics, Inc. (“Lineage”) and AgeX Therapeutics, Inc. (“AgeX”) common stock as marketable equity securities with a combined fair market value of $1.1 million. Oncocyte believes that its current cash, cash equivalents and marketable equity securities are sufficient to carry out current operations through at least twelve months from the issuance date of the condensed consolidated interim financial statements included in this Report.

On April 23, 2020, Oncocyte obtained a U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loan in the principal amount of $1,140,930 from Silicon Valley Bank (the “Bank”). The PPP loan bore interest at a rate of 1% per annum (see Note 12) and was scheduled to mature on April 23, 2022. During May 2021, the principal amount and accrued interest on the PPP loan was forgiven by the Bank through the SBA under the provisions of the PPP loan program. Although Oncocyte was obligated to make monthly payments of principal and interest on the PPP loan commencing in November 2020, each in such equal amount required to fully amortize the principal amount outstanding by the maturity date, Oncocyte was not billed or charged for any payments for the PPP loan during its loan forgiveness application. The forgiven principal amount of $1,140,930 is recognized as gain on extinguishment of debt in the accompanying condensed consolidated statements of operations.

On June 11, 2021, Oncocyte entered into an at-the-market sales agreement with BTIG, LLC as sales agent and/or principal (the “Agent”) pursuant to which Oncocyte may sell up to an aggregate of $50,000,000 of shares of Oncocyte common stock from time to time through the Agent (the “ATM Offering”).

During July 2021, Oncocyte sold 1,108,650 shares of common stock at an average offering price of $5.63 per share, for gross proceeds of approximately $6.24 million through the ATM Offering (see Note 13). Oncocyte will need to raise additional capital to finance its operations, including the development and commercialization of its cancer diagnostic and other tests, until such time as it is able to generate sufficient revenues from the commercialization of one or more of its LDTs and other tests and performing Pharma Services to cover its operating expenses.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated interim financial statements presented herein, and discussed below, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In accordance with those rules and regulations, certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed balance sheets as of December 31, 2020 was derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Oncocyte’s Annual Report on Form 10-K for the year ended December 31, 2020.

Principles of consolidation

On January 31, 2020, with the consummation of the Insight Merger, Insight became a wholly owned subsidiary of Oncocyte, and on that date Oncocyte began consolidating Insight’s operations and results with Oncocyte’s operations and results (see Note 3). On February 24, 2021, with the acquisition of the remaining equity interests in Razor, Razor became a wholly owned subsidiary of Oncocyte, and on that date Oncocyte began consolidating Razor’s results with Oncocyte’s operations and results (see Note 3). On April 15, 2021, with the acquisition of Chronix, Chronix became a wholly owned subsidiary of Oncocyte, and on that date Oncocyte began consolidating Chronix’s operations and results with Oncocyte’s operations and results (see Note 3).

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and contingent assets and liabilities, at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates estimates which are subject to significant judgment, including, but not limited to, valuation methods used, assumptions requiring the use of judgment to prepare financial projections, timing of potential commercialization of acquired in-process intangible assets, applicable discount rates, probabilities of the likelihood of multiple outcomes of certain events related to contingent consideration, comparable companies or transactions, determination of fair value of the assets acquired and liabilities assumed including those relating to contingent consideration, revenue recognition, assumptions related to going concern assessments, allocation of direct and indirect expenses, useful lives associated with long-lived intangible assets, key assumptions in operating and financing leases including incremental borrowing rates, loss contingencies, valuation allowances related to deferred income taxes, and assumptions used to value debt and stock-based awards and other equity instruments. Actual results may differ materially from those estimates.

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

When a part of the purchase consideration consists of shares of Oncocyte common stock, Oncocyte calculates the purchase price attributable to those shares, a Level 1 security, by determining the fair value of those shares as of the acquisition date based on prices quoted on the principal national securities exchange on which the shares traded. Oncocyte recognizes estimated fair values of the tangible assets and identifiable intangible assets acquired, including in-process research and development, and liabilities assumed, including any contingent consideration, as of the acquisition date. Goodwill is recognized as any amount of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in excess of the consideration transferred. ASC 805 precludes the recognition of an assembled workforce as an asset, effectively subsuming any assembled workforce value into goodwill.

In determining fair value, Oncocyte utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. For the periods presented, Oncocyte has no financial assets or liabilities recorded at fair value on a recurring basis, except for cash and cash equivalents consisting of money market funds and marketable equity securities of Lineage and AgeX common stock held by Oncocyte described below. These assets are measured at fair value using the period-end quoted market prices as a Level 1 input. Oncocyte also has certain contingent consideration liabilities which are carried at fair value based on Level 3 inputs (see Note 3).

The carrying amounts of cash equivalents, prepaid expenses and other current assets, amounts due to Lineage and other affiliates, accounts payable, accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.

The carrying amount of the loan payable to Silicon Valley Bank approximates fair value because the loan bears interest at a floating market rate (see Note 12).

Goodwill and intangible assets

In accordance with ASC 350, Intangibles – Goodwill and Other, in-process research and development (“IPR&D”) projects acquired in a business combination that are not complete as of the acquisition date are capitalized and accounted for as indefinite-lived intangible assets until completion or abandonment of the related research and development efforts. Upon successful completion of the project, the capitalized amount is amortized over its estimated useful life. If a project is abandoned, all remaining capitalized amounts are written off immediately. Oncocyte considers various factors and risks for potential impairment of IPR&D assets, including the current legal and regulatory environment and the competitive landscape. Adverse clinical trial results, significant delays or inability to obtain local determination coverage (“LCD”) from the Centers for Medicare and Medicaid Services (“CMS”) for Medicare reimbursement for a diagnostic test, the inability to bring a diagnostic test to market and the introduction or advancement of competitors’ diagnostic tests could result in partial or full impairment of the related intangible assets. Consequently, the eventual realized value of the IPR&D project may vary from its fair value at the date of acquisition, and IPR&D impairment charges may occur in future periods. During the period between completion or abandonment, the IPR&D assets will not be amortized but will be tested for impairment on an annual basis and between annual tests if Oncocyte becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts (see Notes 3 and 4).

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

Oncocyte does not have intangible assets with indefinite useful lives other than goodwill and the acquired IPR&D (see Notes 3 and 4). As of June 30, 2021, there has been no impairment of goodwill and intangible assets.

Contingent consideration liabilities

Certain of Oncocyte’s asset and business acquisitions involve the potential for future payment of consideration to third-parties and former selling shareholders in amounts determined as a percentage of future net revenues generated, or upon attainment of revenue milestones, from Pharma Services or LDTs, as applicable, or annual minimum royalties to certain licensors, as provided in the applicable agreements. The fair value of such liabilities is determined using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows and the risk-adjusted discount rate used to present value the cash flows (see Notes 3 and 4). These obligations are referred to as contingent consideration.

ASC 805 requires that contingent consideration be estimated and recorded at fair value as of the acquisition date as part of the total consideration transferred. Contingent consideration is an obligation of the acquirer to transfer additional assets or equity interests to the selling shareholders in the future if certain future events occur or conditions are met, such as the attainment of product development milestones. Contingent consideration also includes additional future payments to selling shareholders based on achievement of components of earnings, such as “earn-out” provisions or percentage of future revenues, including royalties paid to the selling shareholders based on a percentage of certain revenues generated.

The fair value of contingent consideration after the acquisition date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in the condensed consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities and, accordingly, the resulting gain or loss that Oncocyte records in its condensed consolidated interim financial statements. See Notes 3 and 4 for a full discussion of these liabilities.

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

As of December 31, 2020, the equity method investment balance of Razor is shown in noncurrent assets on the condensed consolidated balance sheets. Since February 24, 2021, the date of Oncocyte’s acquisition of the remaining interests in Razor, the Razor entity’s financial statements have been consolidated with Oncocyte, and the aggregate carrying value of the preexisting ownership interest and the cost of the additional ownership interest acquired is included in Intangible Assets, net, on the condensed consolidated balance sheets as of June 30, 2021 (see Notes 3 and 4).

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

Impairment of long-lived assets

Oncocyte assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Oncocyte’s long-lived assets consist primarily of intangible assets, right-of-use assets for operating leases, customer relationships, and machinery and equipment. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying value of the asset over its fair value, is recorded. As of June 30, 2021, there has been no impairment of long-lived assets.

Revenue recognition

Prior to January 1, 2020, Oncocyte generated no revenues. Effective on January 1, 2020, Oncocyte adopted the revenue recognition standard ASC Topic 606, Revenue from Contracts with Customers (ASC) 606. Pursuant to ASC 606, revenues are recognized when control of services performed is transferred to customers, in an amount that reflects the consideration Oncocyte expects to be entitled to in exchange for those services. ASC 606 provides for a five-step model that includes:

(i) identifying the contract with a customer,

(ii) identifying the performance obligations in the contract,

(iii) determining the transaction price,

(iv) allocating the transaction price to the performance obligations, and

(v) recognizing revenue when, or as, an entity satisfies a performance obligation.

DetermaRx™ testing revenue

In the first quarter of 2020, Oncocyte commercially launched DetermaRx™ and commenced performing tests on clinical samples through orders received from physicians, hospitals, and other healthcare providers. In determining whether all the revenue recognition criteria (i) through (v) above are met with respect to DetermaRx™ tests, each test result is considered a single performance obligation and is generally considered complete when the test result is delivered or made available to the prescribing physician electronically, and, as such, there are no shipping or handling fees incurred by Oncocyte or billed to customers. Although Oncocyte bills a list price for all tests ordered and completed for all payer types, Oncocyte recognizes realized revenue on a cash basis rather than accrual basis when it cannot conclude that all the revenue recognition criteria have been met. Because DetermaRx™ is a novel test and there are no current reimbursement arrangements with third-party payers other than Medicare, the transaction price represents variable consideration. Application of the constraint for variable consideration is an area that requires significant judgment. For all payers other than Medicare, Oncocyte must consider the novelty of the test, the uncertainty of receiving payment, or being subject to claims for a refund, from payers with whom it does not have a sufficient payment collection history or contractual reimbursement agreements. Accordingly, for those payers, Oncocyte expects to continue to recognize revenue on a cash basis until it has a sufficient history to reliably estimate payment patterns or has contractual reimbursement arrangements, or both, in place. In September 2020, Oncocyte received a final pricing decision for DetermaRx™ from CMS, and with Medicare coverage in effect, Oncocyte commenced recognizing revenue when DetermaRx™ tests are performed for Medicare patients, or when payment was approved by Medicare in the case of certain tests performed prior to September 2020, rather than on a cash basis.

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

As of June 30, 2021, Oncocyte had accounts receivable of $0.9 million primarily from Medicare and Medicare Advantage covered DetermaRx™ tests (see Note 7).

Pharma services revenue

Revenues recognized include Pharma Services performed by Oncocyte’s Insight and Chronix subsidiaries for its pharmaceutical customers, including testing for biomarker discovery, assay design and development, clinical trial support, and a broad spectrum of biomarker tests. These Pharma Services are generally performed under individual scope of work (“SOW”) arrangements or license agreements (together with SOW the “Pharma Services Agreements”) with specific deliverables defined by the customer. Pharma Services are performed on a (i) time and materials basis or (ii) per test completed basis. Upon completion of the service to the customer in accordance with a Pharma Services Agreement, Oncocyte has the right to bill the customer for the agreed upon price (either on a per test or per deliverable basis) and recognizes Pharma Service revenue at that time. Insight identifies each sale of its Pharma Service offering as a single performance obligation. Chronix identifies the processing of test samples as a separate performance obligation (considered a series) within license agreements with customers.

Completion of the service and satisfaction of the performance obligation is typically evidenced by access to the report or test made available to the customer or any other form or applicable manner of delivery defined in the Pharma Services Agreements. However, for certain SOWs under which work is performed pursuant to the customer’s highly customized specifications, Oncocyte has the enforceable right to bill the customer for work completed, rather than upon completion of the SOW. For those SOWs, Oncocyte recognizes revenue over a period during which the work is performed using a formula that accounts for expended efforts, generally measured in labor hours, as a percentage of total estimated efforts for the completion of the SOW. As performance obligations are satisfied under the Pharma Services Agreements, any amounts earned as revenue and billed to the customer are included in accounts receivable. Any revenues earned but not yet billed to the customer as of the date of Oncocyte’s consolidated financial statements are recorded as contract assets and are included in prepaids and other current assets as of the financial statement date. Amounts recorded in contract assets are reclassified to accounts receivable in Oncocyte’s consolidated financial statements when the customer is invoiced according to the billing schedule in the contract.

Oncocyte establishes an allowance for doubtful accounts based on the evaluation of the collectability of its Pharma Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, reasonable and supportable forecast that affect the collectability of the reported amount, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. Oncocyte continuously monitors collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts. As of June 30, 2021, Oncocyte has not recorded any losses or allowance for doubtful accounts on its account receivables from Pharma Services.

As of June 30, 2021, Oncocyte had accounts receivable from Pharma Services customers of $0.1 million (see Note 7).

Licensing revenue

Revenues recognized includes licensing revenue derived from agreements with customers for exclusive rights to market Oncocyte’s proprietary testing technology. Under the agreements, Oncocyte grants exclusive rights to certain trademarks and technology of Oncocyte for the purpose of marketing Oncocyte’s tests within a defined geographic territory. A license agreement may specify milestone deliverables or performance obligations, for which Oncocyte recognizes revenue when its licensee confirms the completion of Oncocyte’s performance obligation. A licensing agreement may also include ongoing sales support from the Oncocyte and typically includes non-refundable licensing fees and per-test Pharma Services revenues discussed above, for which Oncocyte treats the licensing of the technology, trademarks, and ongoing support as a single performance obligation satisfied by the passage of time over the term of the agreement.

Cost of revenues

Cost of revenues generally consists of cost of materials, direct labor including benefits, bonus and stock-based compensation, equipment and infrastructure expenses, clinical sample related costs associated with performing DetermaRx™ tests and Pharma Services, providing deliverables according to our licensing agreements, license fees due to third parties, and amortization of acquired intangible assets such as the Razor asset and customer relationship intangible assets. Infrastructure expenses include depreciation of laboratory equipment, allocated rent costs, leasehold improvements, and allocated information technology costs for operations at Oncocyte’s CLIA laboratories in California and Tennessee. Costs associated with generating the revenues are recorded as the tests or services are performed regardless of whether revenue was recognized. Royalties or revenue share payments for licensed technology calculated as a percentage of revenues generated using the associated technology are recorded as expenses at the time the related revenues are recognized.

Research and development expenses

Research and development expenses are comprised of costs incurred to develop technology, which include salaries and benefits (including stock-based compensation), laboratory expenses (including reagents and supplies used in research and development laboratory work), infrastructure expenses (including allocated facility occupancy costs), and contract services and other outside costs. Indirect research and development expenses are allocated primarily based on headcount, as applicable, and include rent and utilities, common area maintenance, telecommunications, property taxes, and insurance. Research and development costs are expensed as incurred.

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

General and administrative expenses

General and administrative expenses consist primarily of compensation and related benefits (including stock-based compensation) for executive and corporate personnel, professional and consulting fees, rent and utilities, common area maintenance, telecommunications, property taxes, and insurance.

Net loss per common share

All common stock equivalents are antidilutive because Oncocyte reported a net loss for all periods presented. Accordingly, the following common stock equivalents were excluded from the computation of diluted net loss per common share of common stock for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock options	3,941	7,272	2,856	6,686
Warrants	3,129	3,384	3,129	3,384

Leases

Oncocyte accounts for leases in accordance with ASC 842, Leases. Oncocyte determines if an arrangement is a lease at inception. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the condensed consolidated statements of operations. Under the available practical expedients for the adoption of ASC 842, Oncocyte accounts for the lease and non-lease components as a single lease component. Oncocyte recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months in the condensed consolidated balance sheet. ROU assets represent the right to use an underlying asset during the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most leases do not provide an implicit rate, Oncocyte uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Oncocyte uses the implicit rate when it is readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that Oncocyte will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating leases are included as right-of-use assets in machinery and equipment, and ROU lease liabilities, current and long-term, in the condensed consolidated balance sheets. Financing leases are included in machinery and equipment, and in financing lease liabilities, current and long-term, in the condensed consolidated balance sheets. Oncocyte discloses the amortization of our ROU assets and operating lease payments as a net amount, “Amortization of right-of-use assets and liabilities”, on the condensed consolidated statements of cash flows. Based on the available practical expedients under the standard, Oncocyte elected not to capitalize leases that have terms of twelve months or less.

During 2020, Oncocyte entered into various operating leases and an embedded operating lease in accordance with ASC 842 discussed in Note 10. Oncocyte’s accounting for financing leases (previously referred to as “capital leases”) remained substantially unchanged.

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

As of June 30, 2021 and December 31, 2020, Oncocyte held 353,264 and 35,326 shares of common stock of Lineage and AgeX, respectively, as marketable equity securities with a combined fair market value of $1.1 million and $0.7 million, respectively.

Deferred revenue

In connection with the purchase price allocation for the Chronix acquisition, Oncocyte estimates the fair value of deferred revenue assumed with its acquisition. The estimated fair value of deferred revenue of $738,000 is determined by the legal performance obligation at the date of acquisition, and is generally based on the nature of the activities to be performed and the related costs to be incurred after the acquisition date. The deferred revenue is reduced until such time that the underlying revenue is recognized in periods subsequent to the acquisition date. For the three months ended June 30, 2021, we recognized $217,000 of licensing revenue from amortization of the $738,000 deferred revenue from the Chronix acquisition.

Recently adopted accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes the following exceptions: exception to the incremental approach for intraperiod tax allocation; exception to accounting for basis differences when there are ownership changes in foreign investments; and exception to interim period tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 also improves financial reporting for franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. Oncocyte adopted this standard as of January 1, 2021 and there was no impact on the condensed consolidated interim financial statements.

Recently issued accounting pronouncements not yet adopted

The following accounting standards, which are not yet effective, are presently being evaluated by Oncocyte to determine the impact that it might have on its consolidated financial statements.

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-10, which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Upon the initial recognition of such assets, which will be based on, among other things, historical information, current conditions, and reasonable supportable forecasts. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Currently, U.S. GAAP requires entities to write down credit losses only when losses are probable and loss reversals are not permitted. The update will be effective for Oncocyte in the first quarter of 2023. Early adoption is permitted. Oncocyte is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

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

In addition to operational adjustments, the consequences of the COVID-19 pandemic have led to uncertainties related to Oncocyte’s business growth and ability to forecast the demand for its LDTs and Pharma Services and resulting revenues. Concerns over available hospital, staffing, equipment, and other resources, and the risk of exposure to the virus, have led to delays in early-stage lung cancer surgeries and clinical trials of drugs under development by pharma companies, and the continued deferral of lung cancer surgeries and drug development clinical trials due to resurgence in COVID-19 cases could continue to result in delayed or reduced use of DetermaRx™ and Oncocyte’s Pharma Services.

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

3. Business Combinations

Acquisition of Insight Genetics, Inc.

On January 31, 2020 (the “Insight Merger Date”), Oncocyte completed its acquisition of Insight pursuant to the Insight Merger Agreement.

Merger Consideration at Closing

Under the terms of the Insight Merger Agreement, Oncocyte agreed to pay $7 million in cash and $5 million of Oncocyte common stock (the “Initial Merger Consideration”), subject to a holdback for indemnity claims not to exceed ten percent of the total Merger Consideration. The parties agreed to holdback $0.6 million in cash (“Cash Holdback”) and approximately 0.2 million shares of Oncocyte common stock (“Stock Holdback”) through December 31, 2020, in the event that Oncocyte has indemnity claims. The Stock Holdback shares are considered to be issued and outstanding shares of Oncocyte common stock as of the Insight Merger Date but were placed in an escrow account and will be released from escrow after the holdback period, less any shares that may be returned to Oncocyte on account of any indemnity claims. Accordingly, on the Insight Merger Date, Oncocyte delivered approximately $11.4 million in Merger Consideration, consisting of $6.4 million in cash, which was net of the $0.6 million cash holdback, and 1.9 million shares of Oncocyte common stock, which includes the stock holdback shares placed in escrow. The shares of Oncocyte common stock delivered were valued at $5 million, based on the average closing price of Oncocyte common stock on the NYSE American during the five trading days immediately preceding the date of the Insight Merger Agreement.

In March 2021, in accordance with the Insight Merger Agreement, the Cash Holdback was paid and the Stock Holdback was released from escrow to the selling shareholders.

Milestone Payments (Milestone Contingent Consideration)

In addition to the Initial Merger Consideration, Oncocyte may also pay contingent consideration of up to $6.0 million in any combination of cash or shares of Oncocyte common stock if certain milestones are achieved (the “Milestone Contingent Consideration”), which consist of (i) $1.5 million for clinical trial completion and data publication milestone, (ii) $3.0 million for an affirmative final local coverage determination from CMS for a specified lung cancer test, and (iii) up to $1.5 million for achieving certain CMS reimbursement milestones.

Revenue Share (Royalty Contingent Consideration)

As additional consideration for Insight’s shareholders, the Insight Merger Agreement provides for Oncocyte to pay a revenue share of not more than ten percent of net collected revenues for current Insight pharma service offerings over a period of ten years, and a tiered revenue share percentage of net collected revenues through the end of the technology lifecycle if certain new cancer tests are developed and commercialized using Insight technology (“Royalty Contingent Consideration”).

Registration Rights

Pursuant to the Insight Merger Agreement, Oncocyte filed a registration statement with the SEC to register the resale of the shares of common stock under the Securities Act of 1933, as amended (the “Securities Act”) issued in connection with the Insight Merger, which the SEC declared effective in August 2020.

Workforce

In connection with the closing of the Insight Merger, Oncocyte did not assume sponsorship of the Insight Equity Incentive Plan. Accordingly, the Insight Equity Incentive Plan and all related stock options to purchase shares of Insight common stock outstanding immediately prior to the Insight Merger were canceled on the Insight Merger Date for no consideration. At the Insight Merger Date, all of Insight’s employees ceased employment with Insight, and Oncocyte offered employment to certain of those former Insight employees, principally in laboratory roles and certain administrative roles (“New Oncocyte Employees”), and granted new equity awards to the New Oncocyte Employees under the Oncocyte 2018 Equity Incentive Plan. All Oncocyte stock option awards granted to the New Oncocyte Employees have vesting terms and conditions consistent with stock options granted to most other Oncocyte employees.

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

Cash consideration	$7,000	(1)

Stock consideration

Shares of Oncocyte common stock issued on the Merger Date	1,915,692	(2)

Closing price per share of Oncocyte common stock on the Merger Date	$2.61

Market value of Oncocyte common stock issued	$5,000

Contingent Consideration	$11,130	(3)

Total fair value of consideration transferred on the Merger Date	$23,130

(1)	The cash consideration paid on the Insight Merger Date was $6.4 million, which was net of a $0.6 million cash holdback discussed above, recorded as a holdback liability since Oncocyte retained the cash. In accordance with ASC 805, amounts held back for general representations and warranties of the sellers are included as part of the total consideration transferred.

(2)	The 229,885 Stock Holdback shares were placed in an escrow account and considered to be issued and outstanding Oncocyte common stock. In accordance with ASC 805, amounts held back for general representations and warranties of the sellers, including escrowed shares of common stock, are included as part of the total consideration transferred.

(3)	In accordance with ASC 805, Contingent Consideration, at fair value, is part of the total considered transferred on the Insight Merger Date, as further discussed below.

Aggregate Merger Consideration allocation

Oncocyte allocated the Aggregate Merger Consideration transferred to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the Insight Merger Date. The fair values of the identifiable intangible assets acquired and the liabilities assumed was determined based on inputs that were unobservable and significant to the overall fair value measurement, which is also based on estimates and assumptions made by management at the time of the Insight Merger. As such, this was classified as Level 3 fair value hierarchy measurements and disclosures in accordance with ASC 820, Fair Value Measurement.

The following table sets forth the allocation of the Aggregate Merger Consideration transferred to Insight’s tangible and identifiable intangible assets acquired and liabilities assumed on the Insight Merger Date, with the excess recorded as goodwill (in thousands):

January 31,
2020
Assets acquired:
Cash and cash equivalents	$36
Accounts receivable and other current assets	42
Right-of-use assets, machinery and equipment	585
Long-lived intangible assets - customer relationships	440
Acquired in-process research and development	14,650

Total identifiable assets acquired (a)	15,753

Liabilities assumed:
Accounts payable	61
Right-of-use liabilities - operating lease	495
Contingent Consideration transferred	11,130
Long-term deferred income tax liability	1,254

Total identifiable liabilities assumed (b)	12,940

Net assets acquired, excluding goodwill (a) - (b) = (c)	2,813

Total cash and stock consideration transferred (d)	12,000

Goodwill (d) - (c)	$9,187

The valuation of identifiable intangible assets and applicable estimated useful lives are as follows (in thousands, except for useful life):

	Estimated Assets	Useful Life
	Fair Value	(Years)
In process research and development (“IPR&D”)	$14,650	n/a
Customer relationships	440	5
	$15,090

The following is a discussion of the valuation methods and significant assumptions used to determine the fair value of Insight’s material assets and liabilities in connection with the Insight Merger:

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

Because the IPR&D (prior to completion or abandonment of the research and development) is considered an indefinite-lived asset for accounting purposes but is not recognized for tax purposes, the fair value of the IPR&D on the acquisition date generated a deferred income tax liability (“DTL”) in accordance with ASC 740, Income Taxes. This DTL is computed using the fair value of the IPR&D assets on the acquisition date multiplied by Oncocyte’s federal and state effective income tax rates. While this DTL would reverse on impairment or sale or commencement of amortization of the related intangible assets, ASC 740 allows Oncocyte to treat acquired available deferred tax assets (“DTAs”), such as Insight’s net operating loss carryforwards (“NOLs”) (subject to the annual limitation under Section 382 of the Internal Revenue Code) as available DTAs to offset against the DTLs, as the DTLs are expected to reverse within the NOL carryforward period. Any excess DTAs over those DTLs would be assessed for a valuation allowance in accordance with ASC 740. This accounting treatment is acceptable if, at the time of the acquisition, Oncocyte can both reasonably estimate a timeline to commercialization and the economic useful life of the IPR&D assets upon commercialization, which will be amortized during the carryforward period of the offsetting DTAs. On the Insight Merger Date, Oncocyte estimated and recorded a net DTL of $1.3 million after offsetting the acquired available NOLs with the IPR&D generated DTLs (see Note 8).

Customer relationships – Insight provided a range of Pharma Services to its pharmaceutical customers. None of the Pharma Services are related to DetermaIO™. The Pharma Service customer relationships are considered separate long-lived intangible assets under ASC 805 and were valued primarily using the MPEEM discussed above, and will be amortized over their useful life, estimated to be 5 years based on the net income that can be expected from these relationships in future years and based on observed historical trends. The resulting cash flows were discounted to the valuation date based on a rate of return that recognizes a lower level of risk associated with these assets as compared to DetermaIO™ discussed above. As of the Insight Merger Date, there were no uncompleted performance obligations by Insight under any of its Pharma Services contracts, therefore no deferred revenues were assumed.

Customer relationships generate similar DTLs to IPR&D as Oncocyte records this asset for accounting purposes but not for tax purposes. Accordingly, Oncocyte has offset all the acquired DTLs associated with the customer relationships with available acquired NOLs and included in the amount recorded discussed above (see Note 8).

Right-of-use assets and liabilities, machinery and equipment – Insight is a lessee under an operating lease with a third-party lessor for its facilities, including its laboratory, in Nashville, Tennessee (the “Nashville Lease”). In April 2019, the Nashville lease was renewed by Insight for a five-year term and is classified as an operating lease under ASC 842. In accordance with ASC 805, when a company acquired in a business combination is a lessee, the acquirer initially measures the lease liability and the right-of-use asset for an acquired operating lease as if the lease is new at the acquisition date. In other words, the lease liability is measured at the present value of the remaining lease payments as of the acquisition date and the right-of-use asset is generally measured at an amount equal to the lease liability, adjusted for favorable or unfavorable terms of the lease when compared with market terms. Since the Nashville Lease was renewed by Insight in proximity to the Insight Merger Date, the terms of the Nashville Lease were considered by Oncocyte to be market terms at the Insight Merger Date. Accordingly, Oncocyte measured the net present value of the remaining contractual Nashville Lease payments as of the Insight Merger Date using an incremental borrowing rate consistent with Oncocyte’s other operating leases and recorded a right-of-use liability and a corresponding right-of-use asset of $0.5 million. In addition, $0.1 million was allocated to certain laboratory machinery and equipment approximating the fair value of those assets as of the Insight Merger Date.

Contingent consideration liabilities – ASC 805 requires that contingent consideration be estimated and recorded at fair value as of the acquisition date as part of the total consideration transferred. Contingent consideration is an obligation of the acquirer to transfer additional assets or equity interests to the selling shareholders in the future if certain future events occur or conditions are met, such as the attainment of product development milestones. Contingent consideration also includes additional future payments to selling shareholders based on achievement of components of earnings, such as “earn-out” provisions or percentage of future revenues, including royalties paid to the selling shareholders based on a percentage of revenues generated from DetermaIO™ and Insight Pharma Services over their respective useful life. Accordingly, Oncocyte determined there are two types of contingent consideration in connection with the Insight Merger, the Milestone Contingent Consideration and the Royalty Contingent Consideration discussed below, which are collectively referred to as the “Contingent Consideration”.

There are three milestones comprising the Milestone Contingent Consideration, collectively referred to as the Milestones, in connection with the Insight Merger which Oncocyte valued and recorded as part of Contingent Consideration as of the Insight Merger Date (see table below), which consist of (i) a payment for clinical trial completion and related data publication (“Milestone 1”), (ii) a payment for an affirmative final local coverage determination from CMS for a specified lung cancer test (“Milestone 2”), and (iii) a payment for achieving specified CMS reimbursement milestones (“Milestone 3”). If achieved, any respective Milestone will be paid at the contractual value shown below, with the payment made either in cash or in shares of Oncocyte common stock as determined by Oncocyte. There can be no assurance that any of the Milestones will be achieved.

There are two separate components of the Royalty Contingent Consideration, collectively referred to as the Royalty Payments, in connection with the Insight Merger which Oncocyte valued and recorded as part of Contingent Consideration as of the Insight Merger Date (see table below); Royalty Payments consist of (i) revenue share payments based on a percentage of future sales generated from DetermaIO™ (“Royalty 1”), and (ii) revenue share payments based on percentage of future sales generated from current Insight Pharma Service offerings, as defined in the Insight Merger Agreement (“Royalty 2”). There can be no assurance that any revenues on which the Royalty Payments are based will be generated from DetermaIO™ or Pharma Service offerings.

The following table shows the Insight Merger Date contractual payment amounts, as applicable, and the corresponding fair value of each respective Contingent Consideration liability (in thousands):

		Fair
	Contractual	Value on the
	Value	Merger Date
Milestone 1	$1,500	$1,340
Milestone 2	3,000	1,830
Milestone 3 (a)	1,500	770
Royalty 1 (b)	See(b)	5,980
Royalty 2 (b)	See(b)	1,210
Total	$6,000	$11,130

(a)	Indicates the maximum payable if the Milestone is achieved.

(b)	As defined, Royalty Payments are based on a percentage of future revenues of DetermaIO™ and Pharma Services over their respective useful life, accordingly there is no fixed contractual value for the Royalty Contingent Consideration.

The fair value of the Milestone Contingent Consideration was determined using a scenario analysis valuation method which incorporates Oncocyte’s assumptions with respect to the likelihood of achievement of the Milestones, credit risk, timing of the Milestone Contingent Consideration payments and a risk-adjusted discount rate to estimate the present value of the expected payments. The discount rate was estimated at approximately 6.6% after adjustment for the probability of achievement of the Milestones. No Milestone Contingent Consideration is payable with respect to a particular Milestone unless and until the Milestone is achieved. Since the Milestone Contingent Consideration payments are based on nonfinancial, binary events, management believes the use of the scenario analysis method is appropriate. The fair value of each Milestone after the Insight Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s condensed consolidated statements of operations.

The fair value of the Royalty Contingent Consideration was determined using a single scenario analysis method to value the Royalty Payments. The single scenario method incorporates Oncocyte’s assumptions with respect to specified future revenues generated from DetermaIO™ and current Insight Pharma Services over their respective useful lives, credit risk, and a risk-adjusted discount rate to estimate the present value of the expected royalty payments. The credit and risk-adjusted discount rate was estimated at approximately 45%. Since the Royalty Contingent Consideration payments are based on future revenues and linear payouts, management believes the use of the single scenario method is appropriate.

The fair value of the Contingent Consideration after the Insight Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s condensed consolidated statements of operations. As of June 30, 2021, based on Oncocyte’s reassessment of the significant assumptions note above, there was an increase of approximately $1.1 million to the fair value of the Contingent Consideration primarily attributable to revised estimates of the timing of the possible future payouts and, accordingly, this increase was recorded as an unrealized loss in the condensed consolidated statements of operations for the six months ended June 30, 2021.

The following table reflects the activity for Oncocyte’s Contingent Consideration since the Insight Merger Date, measured at fair value using Level 3 inputs (in thousands):

Fair Value
Balance at December 31, 2020	$7,120
Change in estimated fair value	1,090
Balance at June 30, 2021	$8,210

Contingent consideration is not deductible for tax purposes, even if paid; therefore, no deferred tax assets related to the Contingent Consideration were recorded.

Goodwill – Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed, including Contingent Consideration. Goodwill also includes the $1.3 million of net deferred tax liabilities recorded principally related to DetermaIO™ and customer relationships discussed above. Goodwill is not amortized but is tested for impairment at least annually, or more frequently if circumstances indicate potential impairment (see Notes 2 and 4). The slight increase to Goodwill as of June 30, 2021 from December 31, 2020 was related to the true up of the final working capital adjustment paid to the selling shareholders in March 2021.

Goodwill and identifiable intangible assets are not amortizable or deductible for tax purposes since these assets are not recognized for tax purposes.

Asset acquisition of Razor Genomics, Inc.

On September 30, 2019, Oncocyte completed the purchase of 1,329,870 shares of Razor Series A Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), representing 25% of the outstanding equity of Razor on a fully diluted basis, for $10 million in cash (the “Initial Closing”), pursuant to a Subscription and Stock Purchase Agreement (the “Purchase Agreement”) dated September 4, 2019, among Oncocyte, Encore Clinical, Inc. (“Encore”), and Razor. Pursuant to the Purchase Agreement, Oncocyte entered into Minority Holder Stock Purchase Agreements of like tenor (the “Minority Purchase Agreements”) with the shareholders of Razor other than Encore (the “Minority Shareholders”) for the future purchase of the shares of Razor common stock they own. Oncocyte has also entered into certain other agreements with Razor and Encore, including a Sublicense and Distribution Agreement (the “Sublicense Agreement”), a Development Agreement (the “Development Agreement”), and an amendment to a Laboratory Services Agreement (the “Laboratory Agreement”) pursuant to which Oncocyte became a party to that agreement.

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

On January 29, 2021, the principal shareholder of Razor informed Oncocyte that the milestone requiring Oncocyte to purchase the outstanding shares of Razor common stock had been attained under the Purchase Agreement and Minority Shareholder Purchase Agreements. On February 24, 2021, Oncocyte exercised the Option and completed the purchase of all the issued and outstanding shares of common stock of Razor and paid the selling shareholders in total $10 million in cash and issued a total of 982,318 shares of Oncocyte common stock having a market value of $5.7 million on that date. As a result of Oncocyte exercising the Option and purchasing the Razor common stock, Oncocyte is now the sole shareholder of Razor.

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

Prior to February 24, 2021, the aggregate Razor acquisition payments of $11.245 million incurred during September 2019 and a $4 million CMS milestone payment made by Oncocyte during June 2020 under the Development Agreement, were amortized over a 10-year useful life of DetermaRx™ and were reflected in Oncocyte’s pro rata earnings and losses of the equity method investment in Razor in the condensed consolidated statements of operations. Beginning on February 24, 2021, Razor’s results are included with Oncocyte’s consolidated results, primarily consisting of outside research and development expenses incurred by Razor for the Clinical Trial.

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

As Razor became a wholly owned subsidiary of Oncocyte on February 24, 2021, the DTA associated with the previous equity method investment was reversed. There is no tax effect of this reversal as the DTA had been fully offset by a valuation allowance (see Note 8). However, upon payment of the Additional Purchase Payment, Oncocyte recorded an additional step-up to fair value for the Razor intangible asset under ASC 805-50 for financial reporting purposes but this “step-up” is not recognized for income tax purposes. As a result, the fair value adjustment of the Razor intangible asset on the acquisition date generated a DTL in accordance with ASC 740. This DTL is computed using the fair value of the intangible assets on the acquisition date multiplied by Oncocyte’s federal and state effective income tax rates, using the simultaneous equations method for asset acquisitions under the guidance provided in ASC 740-10-25-51, which requires that the DTL be recognized as part of the investment of the acquired asset instead of any immediate income tax expense or benefit arising from the recognition of the DTL. Furthermore, ASC 740 allows Oncocyte to treat acquired available deferred tax assets, such as Razor’s NOLs (subject to the annual limitation under Section 382 of the Internal Revenue Code) as available DTAs to offset against the DTLs, as the DTLs are expected to reverse within the NOL carryforward period. Any excess DTAs over those DTLs would be assessed for a valuation allowance in accordance with ASC 740.

On February 24, 2021, Oncocyte estimated and recorded a net DTL of $7.6 million after offsetting the acquired available NOLs with the intangible asset shown in the table below. See Note 8 for a discussion related to the partial release of Oncocyte’s valuation allowance pertaining to the DTL generated above in accordance with ASC 740.

On February 24, 2021, upon Oncocyte’s acquisition of the outstanding common stock of Razor, the Razor intangible asset balance recorded on the acquisition date and included in Intangible Assets was as follows (in thousands):

As of February 24,
2021
Razor intangible asset recorded on the acquisition date:
Equity method investment carrying value	$13,147
Cash paid as Additional Purchase Payment for the Razor asset	10,000
Oncocyte common stock issued (982,318 shares issued at market value) as Additional Purchase Payment	5,756
Less: cash balance received from Razor for Clinical Trial expenses	(3,352)
Deferred tax liability generated from the Razor asset	7,564
Other	169

Total Razor investment asset balance as of February 24, 2021 (a)	$33,284

(a)	This balance will be amortized over the remaining useful life of the Razor asset, approximating 8.5 years, as of the February 24, 2021 acquisition date, with the amortization expense included in “Cost of revenues – amortization of acquired intangibles” on the condensed consolidated statements of operations.

Under ASC 805-50, for asset acquisitions, the remaining Clinical Trial Milestone Payment will be recorded only if the consideration is both probable (milestone has been achieved) and estimable in accordance with ASC 450, Contingencies, and as of June 30, 2021, no contingent consideration payment was recorded as the Clinical Trial Milestone Payment was not deemed probable of achievement as of that date.

Summarized standalone financial data for Razor from January 1, 2021 through February 23, 2021

The unaudited standalone results of operations for Razor prior to being consolidated with Oncocyte is summarized below (in thousands):

For the period from
January 1, 2021 through
February 23, 2021
Condensed Statement of Operations (1)	(unaudited)
Research and development expense	$125
General and administrative expense	-
Loss from operations	(125)
Net loss	$(125)

(1)	The condensed standalone statement of operations of Razor is provided for informational purposes only. Razor’s results for the period from January 1, 2021 through February 23, 2021 are not included in Oncocyte’s consolidated results of operations because Razor was not consolidated with Oncocyte’s financial statements but had been accounted for under the equity method of accounting since the September 30, 2019 Initial Closing date, however, Oncocyte’s results included its pro rata losses from Razor. Beginning on February 24, 2021, Razor’s results are included with Oncocyte’s consolidated results, primarily consisting of outside research and development expenses incurred by Razor for the Clinical Trial discussed above.

Acquisition of Chronix Biomedical, Inc.

On April 15, 2021, the Chronix Merger Date, Oncocyte completed its acquisition of Chronix pursuant the Chronix Merger Agreement. During the six months ended June 30, 2021, Oncocyte incurred $635,000 in Chronix transaction costs, including advisory, legal, accounting, valuation and other professional and consulting fees, which were accounted for as “General and administrative” expenses in the condensed consolidated statement of operations.

Merger Consideration at Closing

Pursuant to the Chronix Merger Agreement, Oncocyte agreed to deliver closing consideration consisting of approximately (i) 648,000 shares of Oncocyte common stock (the “Closing Shares”), which represents approximately $1.43 million of Closing Shares issued to Chronix stockholders and approximately $1.87 million of Closing Shares issued to payoff assumed liabilities, based on the $5.09 closing price per share of Oncocyte common stock on the NYSE American on February 1, 2021; (ii) $4.0 million in cash; and (iii) $550,000 net settlement of acquirer/acquiree pre-combination activity (collectively, the “Chronix Closing Consideration”).

Contingent Consideration

As additional consideration for holders of certain classes and series of Chronix capital stock, the Chronix Merger Agreement also provides for Oncocyte to pay “Chronix Contingent Consideration” consisting of (i) “Chronix Milestone Payments” of up to $14 million in any combination of cash or Oncocyte common stock if certain milestones specified in the Chronix Merger Agreement are achieved, (ii) “Royalty Payments” of up to 15% of net collections for sales of specified tests and products during the five-to-ten year earnout periods, and (iii) “Transplant Sale Payments” of up to 75% of net collections from the sale or license to a third party of Chronix’s patents for use in transplantation medicine during a seven-year earnout period.

The Chronix Closing Consideration and Chronix Contingent Consideration include amounts payable to certain directors, officers and employees of Chronix, including officers and employees who are expected to continue to provide services to Chronix following the Chronix Merger.

Liabilities

Pursuant to the Chronix Merger Agreement, to the extent that Oncocyte or any of its subsidiaries, including Chronix, pays, performs or discharges an amount of liabilities of Chronix in excess of $8.25 million (the “Excess Liabilities”), Oncocyte may set off the Excess Liabilities against any Chronix Contingent Consideration payments that subsequently become due and payable pursuant to the Chronix Merger Agreement. Chronix had Excess Liabilities approximating $4.6 million as of the Chronix Merger Date. Prior to Chronix equity holders receiving any Chronix Contingent Consideration payments, all or a partial amount of any funds that would otherwise be payable as Chronix Contingent Consideration payments may be used to pay Excess Liabilities.

Deferred Revenue - In June 2018 and subsequently amended in June 2019, Chronix and a medical diagnostic service company in Germany (“the German customer”) entered into a licensing and testing service agreement (“the German agreement”) for intellectual property related to TheraSure™-CNI Monitor and TheraSure™ Transplant Monitor. Under the terms of the agreement, Chronix received from the German customer an upfront payment of €3.7 million, less applicable VAT obligations, which Chronix recognized ratably over the contract term of 3.5 years. The German agreement contains a stipulation that requires Chronix to refund to the German customer a portion of the upfront fee on a pro rata basis if the German agreement is terminated prior to December 31, 2021. The deferred revenue of $738,000 recorded at the acquisition date represents the refund Oncocyte would pay to the German customer should it terminate the agreement prior to the agreed upon term. Oncocyte will amortize the deferred revenue and record revenue ratably over the remaining period as the German customer’s refund rights expire.

Registration Rights

Pursuant to the Chronix Merger Agreement, Oncocyte filed a registration statement with the SEC to register the resale of the shares of common stock under the Securities Act issued in connection with the Chronix Merger, which the SEC declared effective in July 2021.

Workforce

At the Chronix Merger Date, all of Chronix’s employees ceased employment with Chronix, and Oncocyte offered employment to certain of those former Chronix employees, principally in laboratory roles and certain administrative roles in Germany, and granted new equity awards to them under the Oncocyte 2018 Equity Incentive Plan. All these Oncocyte stock option awards granted have vesting terms and conditions consistent with stock options granted to most other Oncocyte employees.

Aggregate Chronix Merger Consideration and Purchase Price Allocation

The calculation of the aggregate merger consideration, consisting of the Closing Consideration and Chronix Contingent Consideration (the “Aggregate Chronix Merger Consideration”), at fair value, is shown in the following table (in thousands, except for share and per share amounts). In accordance with ASC 805, the Chronix Contingent Consideration, at fair value, is part of the total considered transferred on the Chronix Merger Date, as further discussed below.

Cash consideration	$3,960

Settlement of acquirer/acquiree activity pre-combination, net	$550

Stock consideration
Shares of Oncocyte common stock issued on the Merger Date	647,911
Closing price per share of Oncocyte common stock on the Merger Date	$5.09
Market value of Oncocyte common stock issued	$3,298

Contingent Consideration	$42,295

Total fair value of consideration transferred on the Merger Date	$50,103

Pursuant to ASC 805, Business Combinations (“ASC 805”), Oncocyte accounted for the Chronix acquisition as a business combination using the acquisition method of accounting. Identifiable assets and liabilities of Chronix, including identifiable intangible assets, were recorded based on their fair values as of the date of the closing of the acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.

The following table sets forth the allocation of the Aggregate Chronix Merger Consideration transferred to Chronix’s tangible and identifiable intangible assets acquired and liabilities assumed (in thousands):

April 15, 2021
Assets acquired:
Cash and cash equivalents	$50
Accounts receivable and other current assets	25
Long-term assets	12
Acquired in-process research and development	46,800

Total identifiable assets acquired (a)	46,887

Liabilities assumed:
Deferred revenue	738
Assumed liability	9,294
Contingent Consideration transferred	42,295
Long-term deferred income tax liability	1,795

Total identifiable liabilities assumed (b)	54,122

Net assets acquired, excluding goodwill (a) - (b) = (c)	(7,235)

Total cash and stock consideration transferred (d)	7,808

Goodwill (d) - (c)	$15,043

All tangible assets and liabilities were valued at their respective carrying amounts as management believes that these amounts approximated their acquisition date fair values.

The following is a discussion of the valuation methods and significant assumptions used to determine the fair value of Chronix’s material assets and liabilities in connection with the Chronix Merger:

Acquired In-Process Research and Development and Deferred Income Tax Liability – The fair value of identifiable IPR&D intangible assets consists of $46.8 million allocated to TheraSure™-CNI Monitor and TheraSure™ Transplant Monitor. Oncocyte determined the estimated aggregate fair value of the TheraSure™ test assets using the MPEEM under the income approach. MPEEM calculates the economic benefits by determining the income attributable to an intangible asset after the returns are subtracted for contributory assets such as working capital, assembled workforce, and fixed assets. The resulting after-tax net earnings are discounted at a rate commensurate with the risk inherent in the economic benefit projections of the assets.

To calculate fair value of the TheraSure™ test assets under MPEEM, Oncocyte used probability-weighted, projected cash flows discounted at a rate considered appropriate given the significant inherent risks associated with similar assets. Cash flows were calculated based on projections of revenues and expenses related to the asset and were assumed to extend through a multi-year projection period. The discount rate used to value TheraSure™ test assets was approximately 12%. The projected cash flows were based on significant assumptions, including the time and resources needed to complete development of the asset, timing and reimbursement rates from CMS, regulatory approvals, if any, to commercialize the asset, estimates of the number of tests that might be performed, revenue and operating profit expected to be generated by the asset, the expected economic life of the asset, market penetration and competition, and risks associated with achieving commercialization, including delay or failure to obtain CMS and any required regulatory approval, failure of clinical trials, and intellectual property litigation.

Because the IPR&D is considered an indefinite-lived asset for accounting purposes but is not recognized for tax purposes, the fair value of the IPR&D on the acquisition date generated a DTL in accordance with ASC 740, Income Taxes. This DTL is computed using the fair value of the IPR&D assets on the acquisition date multiplied by Oncocyte’s federal and state effective income tax rates. ASC 740 allows Oncocyte to treat acquired available DTAs, such as Chronix’s NOLs (subject to the annual limitation under Section 382 of the Internal Revenue Code) as available DTAs to offset against the DTLs, as the DTLs are expected to reverse within the NOL carryforward period. Any excess DTAs over those DTLs would be assessed for a valuation allowance in accordance with ASC 740. This accounting treatment is acceptable if, at the time of the acquisition, Oncocyte can both reasonably estimate a timeline to commercialization and the economic useful life of the IPR&D assets upon commercialization, which will be amortized during the carryforward period of the offsetting DTAs. Oncocyte estimated and recorded a net DTL of $1.8 million after offsetting the acquired available NOLs with the IPR&D generated DTLs (see Note 8).

Contingent consideration liabilities – ASC 805 requires that contingent consideration be estimated and recorded at fair value as of the acquisition date as part of the total consideration transferred. Contingent consideration is an obligation of the acquirer to transfer additional assets or equity interests to the selling shareholders in the future if certain future events occur or conditions are met, such as the attainment of product development milestones. Contingent consideration also includes additional future payments to selling shareholders based on achievement of components of earnings, such as “earn-out” provisions or percentage of future revenues, including royalties paid to the former Chronix shareholders based on a percentage of revenues generated from TheraSure™ tests over the useful life of the assets. Accordingly, Oncocyte determined there are three types of contingent consideration in connection with the Chronix Merger: the Milestone Payments, the Royalty Payments, and Transplant Sale Payments, discussed below, which comprise the “Chronix Contingent Consideration”.

The fair value of the Milestone Payments was determined using a scenario analysis valuation method which incorporates Oncocyte’s assumptions with respect to the likelihood of achievement of the milestones defined in the Chronix Merger Agreement, credit risk, timing of the Milestone Payments and a risk-adjusted discount rate to estimate the present value of the expected payments. The discount rate was estimated at approximately 8% after adjustment for the probability of achievement of the milestones.

The fair value of the Royalty Payments was determined using a single scenario analysis method. The single scenario method incorporates Oncocyte’s assumptions with respect to specified future revenues generated from TheraSure™-CNI Monitor, over its estimated useful life, taking into account credit risk and a risk-adjusted discount rate to estimate the present value of the expected Royalty Payments. The credit and risk-adjusted discount rate was estimated at approximately 21%.

The fair value of the Transplant Sale Payments was determined using a single scenario analysis method. The single scenario method incorporates Oncocyte’s assumptions with respect to specified future licensing revenues generated from TheraSure™-Transplant Monitor, over its estimated useful life, taking into account credit risk and a risk-adjusted discount rate to estimate the present value of the expected Transplant Sale Payments. The credit and risk-adjusted discount rate was estimated at approximately 12%.

The fair value of the Chronix Contingent Consideration after the Chronix Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s condensed consolidated statements of operations. As of June 30, 2021, based on Oncocyte’s reassessment of the significant assumptions note above, there was no change to the fair value of the Contingent Consideration.

Goodwill - Goodwill is calculated as the difference between the acquisition date fair value of the Aggregate Chronix Merger Consideration transferred and the values assigned to the assets acquired and liabilities assumed. Goodwill also includes the $1.8 million of net deferred tax liabilities recorded principally related to the TheraSure™ discussed above. Oncocyte recognized approximately $15 million of goodwill related to the Chronix acquisition.

None of the goodwill recognized is expected to be deductible for income tax purposes. Goodwill is not amortized but is tested for impairment at least annually, or more frequently if circumstances indicate potential impairment (see Notes 2 and 4).

Goodwill and identifiable intangible assets are not amortizable or deductible for tax purposes since these assets are not recognized for tax purposes.

4. Goodwill and Intangible Assets, net

At June 30, 2021 and December 31, 2020, goodwill and intangible assets, net, consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Goodwill - Insight Merger(1)	$9,194	$9,187
Goodwill - Chronix Merger(1)	15,043	-
Total Goodwill	24,237	9,187

Intangible assets:
Acquired IPR&D - DetermaIO™ (2)	$14,650	$14,650
Acquired IPR&D - TheraSure™ (3)	46,800	-

Intangible assets subject to amortization:
Acquired intangible assets - customer relationship	440	440
Acquired intangible assets - Razor (see Note 3)	33,284	-
Total intangible assets	95,174	15,090
Accumulated amortization(4)	(1,462)	(81)
Intangible assets, net	$93,712	$15,009

(1)	Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the Insight Merger and the Chronix Merger (see Note 3).
(2)	See Note 3 for information on the Insight Merger.
(3)	See Note 3 for information on the Chronix Merger.
(4)	Amortization of intangible assets is included in “Cost of revenues – amortization of acquired intangibles” on the condensed consolidated statements of operations because the intangible assets pertain directly to the revenues generated from the acquired intangibles.

5. Shareholders’ Equity

Preferred Stock

Oncocyte is authorized to issue 5,000,000 shares of no-par value preferred stock. As of June 30, 2021, no preferred shares were issued or outstanding.

Common Stock

As of June 30, 2021, Oncocyte has 230,000,000 shares of common stock, no-par value, authorized. As of June 30, 2021 and December 31, 2020, respectively, Oncocyte had 90,316,308 and 69,116,802 shares of common stock issued and outstanding.

Common Stock Purchase Warrants

As of June 30, 2021, Oncocyte had an aggregate of 3,128,669 common stock purchase warrants issued and outstanding with exercise prices ranging from $1.69 to $5.50 per warrant. The warrants will expire on various dates through October 17, 2029. Certain warrants have “cashless exercise” provisions meaning that the value of a portion of warrant shares may be used to pay the exercise price rather than payment in cash, which may be exercised under any circumstances in the case of the 2017 Bank Warrants and 2019 Bank Warrants or, in the case of certain other warrants, only if a registration statement for the warrants and underlying shares of common stock is not effective under the Securities Act or a prospectus in the registration statement is not available for the issuance of shares upon the exercise of the warrants.

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

6. Stock-Based Compensation

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

During the three and six months ended June 30, 2021, no stock-based compensation expense was recorded with regard to the Performance-Based Options due to the discontinuation of development of DetermaDx™. During the three and six months ended June 30, 2020, certain performance conditions required for vesting were met, and, accordingly, 215,000 and 265,000 shares vested, and $360,000 and $466,000 of stock-based compensation expense, respectively, was recorded with regard to the Performance-Based Options during these periods. As of June 30, 2021, there were no Performance-Based Options outstanding.

A summary of Oncocyte’s 2010 Plan activity and related information follows (in thousands except weighted average exercise price):

	Shares	Number	Weighted
	Available	of Options	Average
Options	for Grant	Outstanding	Exercise Price

Balance at December 31, 2020	-	1,218	$3.55
Options exercised	-	(159)	$2.26
Options forfeited, canceled and expired	-	-	$-
Balance at June 30, 2021	-	1,059	$3.72
Exercisable at June 30, 2021		1,059	$3.68

As of June 30, 2021, 21,000,000 shares of common stock were reserved under the 2018 Incentive Plan for the grant of stock options or the sale of restricted stock or for the settlement of hypothetical units issued with reference to common stock (“RSUs”). Oncocyte may also grant stock appreciation rights under the 2018 Incentive Plan.

A summary of Oncocyte’s 2018 Incentive Plan activity and related information follows (in thousands except weighted average exercise price):

	Shares	Number	Number	Weighted
	Available	of Options	of RSUs	Average
	for Grant	Outstanding	Outstanding	Exercise Price

Balance at December 31, 2020	3,346	7,212	201	$2.60
RSUs vested	-	-	(136)	$ n/a
RSUs granted	(96)	-	96	$-
Options Increase from Plan Amendment	10,000	-	-	$ n/a
Options granted	(4,189)	4,189	-	$5.14
Options exercised	-	(710)	-	$3.00
Options forfeited/cancelled	332	(332)	-	$3.49
Balance at June 30, 2021	9,393	10,359	161	$3.58
Options exercisable at June 30, 2021		2,935		$2.62

Oncocyte recorded stock-based compensation expense in the following categories on the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 (unaudited and in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of revenues	$74	$18	$96	$22
Research and development	379	413	636	608
Sales and marketing	308	144	541	248
General and administrative	1,235	786	2,013	1,420
Total stock-based compensation expense	$1,996	$1,361	$3,286	$2,298

The assumptions that were used to calculate the grant date fair value of Oncocyte’s employee and non-employee stock option grants for the six months ended June 30, 2021 and 2020 were as follows (unaudited):

	Six Months Ended
	June 30,
	2021	2020
Expected life (in years)	6.00	6.00
Risk-free interest rates	0.88%	1.20%
Volatility	100.67%	104.52%
Dividend yield	-%	-%

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If Oncocyte had made different assumptions, its stock-based compensation expense and net loss for the three and six months ended June 30, 2021 and 2020 may have been significantly different.

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

7. Disaggregation of Revenues and Concentration Risk

The following table presents the percentage of consolidated revenues generated by unaffiliated customers that individually represent greater than ten percent of consolidated revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Medicare for DetermaRx	21%	*	23%	*
Medicare Advantage for DetermaRx	12%	-	17%	-
Pharma services Company A	*	72%	*	65%
Pharma services Company C	*	17%	*	19%
Licensing - Company D	49%	-	32%	-
Licensing - Company B	11%	-	-	-

*	Less than 10%

The following table presents the percentage of consolidated revenues by products or services classes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
DetermaRx	32%	7%	40%	7%
Pharma Services	8%	93%	22%	93%
Licensing	60%	-	38%	-
Total	100%	100%	100%	100%

The following table presents the percentage of consolidated revenues attributable to geographical locations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
United States	32%	26%	43%	33%
Outside of the United States – Pharma Services	8%	74%	19%	67%
Outside of the United States – Licensing	60%	-	38%	-
Total	100%	100%	100%	100%

The following table presents Oncocyte’s total accounts receivable from third-party payers and other customers at June 30, 2021 and December 31, 2021.

	June 30, 2021	December 31, 2020
Medicare for DetermaRx™	$444	$91
Medicare Advantage for DetermaRx™	467	-
Pharma Services and other	114	112
Total	$1,025	$203

As of December 31, 2020, our accounts receivable were $0.2 million. During the six months ending June 30, 2021, our accounts receivable increased by $3.2 million for revenues recognized, offset by cash collected of approximately $2.2 million and $0.2 million of deferred revenue recognized (see Notes 2 and 3).

The following table presents accounts receivable, as a percentage of total consolidated accounts receivables, from third-party payers and other customers that provided in excess of 10% of Oncocyte’s total accounts receivable.

	June 30, 2021	December 31, 2020
Medicare for DetermaRx™	43%	45%
Medicare Advantage for DetermaRx™	46%	-
Pharma Services Company A	11%	35%

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

In connection with the Chronix and Razor acquisitions discussed in Note 3, a change in the acquirer’s valuation allowance that stems from the purchase of assets should be recognized as an element of the acquirer’s income tax benefit in the period of the acquisition. Accordingly, for the six months ended June 30, 2021, Oncocyte recorded a $9.4 million partial release of its valuation allowance and a corresponding income tax benefit stemming from the estimated DTLs generated by the Razor intangible asset and Chronix IPR&D we acquired.

In connection with the Insight Merger discussed in Note 3 and in accordance with ASC 805, a change in the acquirer’s valuation allowance that stems from a business combination should be recognized as an element of the acquirer’s income tax expense or benefit in the period of the acquisition. Accordingly, for the six months ended June 30, 2020, Oncocyte recorded a $1.1 million partial release of its valuation allowance and a corresponding income tax benefit stemming from the DTLs generated by the IPR&D and customer relationships intangible assets acquired in the Insight Merger.

In connection with the Chronix Merger discussed in Note 3 and in accordance with ASC 805, a change in the acquirer’s valuation allowance that stems from a business combination should be recognized as an element of the acquirer’s income tax expense or benefit in the period of the acquisition. Accordingly, for the three months ended June 30, 2021, Oncocyte recorded a $1.8 million partial release of its valuation allowance and a corresponding income tax benefit stemming from the estimated DTLs generated by the IPR&D intangible assets acquired in the Chronix Merger.

Oncocyte did not record any provision or benefit for income taxes for the three months ended June 30, 2020, as Oncocyte had a full valuation allowance for the periods presented.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Other than the partial releases discussed above, Oncocyte established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

9. Right-of-use assets, machinery and equipment, net, and construction in progress

As of June 30, 2021 and December 31, 2020, rights-of-use assets, machinery and equipment, net, and construction in progress were as follows (in thousands):

	June 30, 2021 (unaudited)	December 31, 2020

Right-of-use assets (1)	$3,397	$3,397
Machinery and equipment	5,603	2,480
Accumulated depreciation and amortization	(1,999)	(1,440)
Right-of-use assets, machinery and equipment, net	7,001	4,437
Construction in progress	344	2,087
Right-of-use assets, machinery and equipment, net, and construction in progress	$7,345	$6,524

(1).	Oncocyte recorded certain right-of-use assets and liabilities for operating leases in accordance with ASC 842 (see Notes 3 and 10).

Depreciation expense amounted to $206,000 and $67,000 for the three months ended June 30, 2021 and 2020, and $327,000 and $127,000 for the six months ended June 30, 2021 and 2020, respectively.

10. Commitments and Contingencies

Oncocyte has certain commitments other than discussed in Note 3.

Office Lease Agreement

On December 23, 2019, Oncocyte entered into an Office Lease Agreement (the “Irvine Lease”) of a building containing approximately 26,800 square feet of rentable space located at 15 Cushing in Irvine, California (the “Premises”) that will serve as Oncocyte’s new principal executive and administrative offices and laboratory facility. Oncocyte completed the relocation of its offices to the Premises in January 2020 and subsequently constructed a laboratory at the Irvine facility to perform cancer diagnostic tests.

The Irvine Lease has an initial term of 89 calendar months (the “Term”), which commenced on June 1, 2020 (the “Commencement Date”). Oncocyte has an option to extend the Term for a period of five years (the “Extended Term”).

Oncocyte will pay base monthly rent in the amount of $61,640 during the first 12 months of the Term. Base monthly rent will increase annually, over the base monthly rent then in effect, by 3.5%. Oncocyte will be entitled to an abatement of 50% of the base monthly rent during the first ten calendar months of the Term. If the Irvine Lease is terminated based on the occurrence of an “event of default,” Oncocyte will be obligated to pay the abated rent to the lessor.

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

In addition to base monthly rent, Oncocyte will pay in monthly installments (a) all costs and expenses, other than certain excluded expenses, incurred by the lessor in each calendar year in connection with operating, maintaining, repairing (including replacements if repairs are not feasible or would not be effective) and managing the Premises and the building in which the Premises are located (“Expenses”), and (b) all real estate taxes and assessments on the Premises and the building in which the Premises are located, all personal property taxes for property that is owned by lessor and used in connection with the operation, maintenance and repair of the Premises, and costs and fees incurred in connection with seeking reductions in such tax liabilities (“Taxes”). Subject to certain exceptions, Expenses shall not be increased by more than 4% annually on a cumulative, compounded basis.

Oncocyte was entitled to an abatement of its obligations to pay Expenses and Taxes while constructing improvements to the Premises constituting “Tenant’s Work” under the Irvine Lease prior to the Commencement Date, except that Oncocyte was obligated to pay 43.7% of Expenses and Taxes during the period prior to the Commencement Date for its use of the second floor of the Premises, which was already built out as office space.

The lessor provided Oncocyte with a “Tenant Improvement Allowance” in the amount of $1,340,000 to pay for the plan, design, permitting, and construction of the improvements constituting Tenant’s Work. The lessor retained 1.5% of the Tenant Improvement Allowance as an administrative fee as provided in the Irvine Lease.

Oncocyte has provided the lessor with a security deposit in the amount of $150,000 and a letter of credit in the amount of $1,700,000. The lessor may apply the security deposit, in whole or in part, for the payment of rent and any other amount that Oncocyte is or becomes obligated to pay under the Irvine Lease but fails to pay when due and beyond any cure period. The lessor may draw on the letter of credit from time to time to pay any amount that is unpaid and due, or if the original issuing bank notifies the lessor that the letter of credit will not be renewed or extended for the period required under the Irvine Lease and Oncocyte fails to timely provide a replacement letter of credit, or an event of default under the Irvine Lease occurs and continues beyond the applicable cure period, or if certain insolvency or bankruptcy or insolvency with respect to Oncocyte occur. Oncocyte is required to restore any portion of the security deposit that is applied by the lessor to payments due under the Irvine Lease, and Oncocyte is required to restore the amount available under the letter of credit to the required amount if any portion of the letter of credit is drawn by the lessor. Commencing on the 34th month of the Term, (a) the amount of the letter of credit that Oncocyte is required to maintain shall be reduced on a monthly basis, in equal installments, to amortize the required amount to zero at the end of the Term, and (b) Oncocyte will have the right to cancel the letter of credit at any time if it meets certain market capitalization and balance sheets thresholds; provided, in each case, that Oncocyte is not in then default under the Irvine Lease beyond any applicable notice and cure period and the lessor has not determined that an event exists that would lead to an event of default.

To obtain the letter of credit, Oncocyte has provided the issuing bank with a restricted cash deposit that the bank will hold to cover its obligation to pay any draws on the letter of credit by the lessor. The restricted cash may not be used for any other purpose.

Application of leasing standard, ASC 842

The Irvine Lease is an operating lease under ASC 842 included in the tables below. The tables below provide the amounts recorded in connection with the application of ASC 842 as of, and during, the six months ended June 30, 2021, for Oncocyte’s operating and financing leases (see Note 2).

Under the Laboratory Agreement discussed in Note 3, Oncocyte assumed all of Razor’s Laboratory Agreement payment obligations amounting to $450,000 per year. Although Oncocyte is not a party to any lease agreement with Razor or Encore, under the terms of the Laboratory Agreement, Oncocyte received the landlord’s consent for the use of the laboratory at Razor’s Brisbane, California location (the “Brisbane Facility”) under the terms of a sublease to which Encore is the sublessee. The sublease expires on March 31, 2023 (the “Brisbane Lease”). The laboratory fee payments to Encore include both laboratory services and the use of the Brisbane Facility. Under the provisions of the Laboratory Agreement, if Oncocyte terminates the Laboratory Agreement prior to the expiration of the Brisbane Lease, Oncocyte shall assume the costs related to the subletting or early termination of the Brisbane Lease. If the Laboratory Agreement were to be terminated on June 30, 2021, the aggregate payments due to the landlord for early cancellation of the Brisbane Lease would be approximately $262,000 (aggregate payments from July 1, 2021 through March 31, 2023). Oncocyte determined that the Laboratory Agreement contains an embedded operating lease for the Brisbane Facility, and Oncocyte allocated the aggregate payments to this lease component for purposes of calculating the net present value of the right-of-use asset and liability as of the inception of the Laboratory Agreement in accordance with ASC 842, as shown in the table below.

Financing lease

As of June 30, 2021, Oncocyte has one financing lease remaining through December 2023 for certain laboratory equipment with aggregate remaining payments of $331,000 shown in the table below. Oncocyte’s lease obligations are collateralized by the equipment financed under the lease schedule.

Operating and Financing leases

The following table presents supplemental cash flow information related to operating and financing leases for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Cash paid for amounts included in the measurement of financing lease liabilities:
Operating cash flows from operating leases	499	174
Operating cash flows from financing leases	19	5
Financing cash flows from financing leases	84	35
Right-of-use assets obtained in exchange for lease obligations
Operating lease, including lease acquired in Insight Genetics business combination	-	536

The following table presents supplemental balance sheets information related to operating and financing leases as of June 30, 2021 (in thousands, except lease term and discount rate):

June 30, 2021
Operating lease
Right-of-use assets, net	$2,683

Right-of-use lease liabilities, current	$252
Right-of-use lease liabilities, noncurrent	4,092
Total operating lease liabilities	$4,344

Financing lease
Machinery and equipment	$537
Accumulated depreciation	(270)
Machinery and equipment, net	$267
Current liabilities	$118
Noncurrent liabilities	170
Total financing lease liabilities	$288

Weighted average remaining lease term
Operating lease	5.8 years
Financing lease	2.4 years

Weighted average discount rate
Operating lease	11.18%
Financing lease	11.43%

Future minimum lease commitments are as follows (in thousands):

	Operating	Financing
	Leases	Leases
Year Ending December 31,
2021	$532	$82
2022	1,096	124
2023	1,000	124
2024	890	-
2025	869	-
Thereafter	1,594	-
Total minimum lease payments	$5,981	$331
Less amounts representing interest	(1,636)	(42)
Present value of net minimum lease payments	$4,345	$288

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

Employment Contracts

Oncocyte has entered into employment and severance benefit contracts with certain executive officers. Under the provisions of the contracts, Oncocyte may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives. As of June 30, 2021, Oncocyte accrued approximately $0.6 million in remaining severance obligations for certain executive officers, in accordance with the severance benefit provisions of their respective employment and severance benefit agreements, related to Oncocyte’s partial reduction in force plan and salary reduction agreements instituted in September 2020.

Indemnification

In the normal course of business, Oncocyte may provide indemnification of varying scope under Oncocyte’s agreements with other companies or consultants, typically Oncocyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Oncocyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Oncocyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Oncocyte’s diagnostic tests. Oncocyte’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from Oncocyte’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or license agreement to which they relate. The Purchase Agreement also contains provisions under which Oncocyte has agreed to indemnify Razor and Encore from losses and expenses resulting from breaches or inaccuracy of Oncocyte’s representations and warranties and breaches or nonfulfillment of Oncocyte’s covenants, agreements, and obligations under the Purchase Agreement. Oncocyte periodically enters into underwriting and securities sales agreements with broker-dealers in connection with the offer and sale of Oncocyte securities. The terms of those underwriting and securities sales agreements include indemnification provisions pursuant to which Oncocyte agrees to indemnify the broker-dealers from certain liabilities, including liabilities arising under the Securities Act, in connection with the offer and sale of Oncocyte securities. The potential future payments Oncocyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, Oncocyte has not been subject to any claims or demands for indemnification. Oncocyte also maintains various liability insurance policies that limit Oncocyte’s financial exposure. As a result, Oncocyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, Oncocyte has not recorded any liabilities for these agreements as of June 30, 2021 and December 31, 2020.

11. Related Party Transactions

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

Consulting Services

During the three months ended March 31, 2020, Oncocyte incurred consulting fees of $0.3 million to a consulting firm in which Oncocyte’s current President and Chief Executive Officer, Ronald Andrews, and Oncocyte’s current Chief Scientific Officer (“CSO”), Douglass Ross, were former partners. Mr. Andrews resigned from the firm as an active partner effective June 30, 2019, the date prior to commencement of his employment by Oncocyte. Since Dr. Ross’ appointment as CSO in March 2020, and while he remains employed by Oncocyte, Dr. Ross will no longer provide any services nor receive any payments for services from the consulting firm. Payments for the three months ended March 31, 2021 were insignificant. No payments were made for the three months ended June 30, 2021.

12. Loan Payable to Silicon Valley Bank

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

Amended Loan Agreement

On October 17, 2019, Oncocyte entered into a First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”) with the Bank pursuant to which Oncocyte obtained a new $3 million secured credit facility (“Tranche 1”), a portion of which was used to repay the remaining balance of approximately $400,000 on outstanding loans from the Bank, plus a final payment of $116,000, under the February 21, 2017 Loan Agreement. The credit line under the Amended Loan Agreement may be increased by an additional $2 million (“Tranche 2”) if Oncocyte obtains at least $20 million of additional equity capital, as was the case with the original Loan Agreement, and a positive final coverage determination is received from CMS for DetermaRx at a specified minimum price point per test (the “Tranche 2 Milestone”), and Oncocyte is not in default under the Amended Loan Agreement. As of June 30, 2021, Oncocyte had satisfied the Tranche 2 Milestone and was eligible to borrow the $2 million Tranche 2 funds. However, Oncocyte has not yet borrowed any funds under Tranche 2.

Payments of interest only on the principal balance were due monthly from the draw date through March 31, 2020, followed by 24 monthly payments of principal and interest, but the Bank has agreed to a deferral of principal payments, as discussed below. The outstanding principal balance of the loan will bear interest at a stated floating annual interest equal to the greater of (a) the prime rate or (b) 5% per annum. As of June 30, 2021, the latest published prime rate was 3.25% per annum.

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

At maturity of the loan, Oncocyte will also pay the Bank an additional final payment fee of $200,000, which was recorded as a deferred financing charge in October 2019 and is being amortized to interest expense over the term of the loan using the effective interest method. As of June 30, 2021, the unamortized deferred financing cost was $34,000.

Oncocyte may prepay in full the outstanding principal balance at any time, subject to a prepayment fee equal to 2.0% of the outstanding principal balance if prepaid more than one year but less than two years after October 17, 2019, or 1.0% of the outstanding principal balance if prepaid two years or more after October 17, 2019. Any amounts borrowed and repaid may not be reborrowed.

The outstanding principal amount of the loan, with interest accrued, the final payment fee, and the prepayment fee may become due and payable prior to the applicable maturity date if an “Event of Default” as defined in the Amended Loan Agreement occurs. Oncocyte’s obligations under the Amended Loan Agreement are collateralized by substantially all its assets other than intellectual property such as patents and trade secrets that Oncocyte owns. Accordingly, if an Event of Default were to occur and not be cured, the Bank could foreclose on its security interest in the collateral. Oncocyte was in compliance with the Amended Loan Agreement as of the filing date of this Report.

Bank Warrants

In 2017, in connection with the Loan Agreement, Oncocyte issued common stock purchase warrants to the Bank (the “2017 Bank Warrants”) entitling the Bank to purchase shares of Oncocyte common stock in tranches related to the loan tranches under the Loan Agreement. In conjunction with the availability of the loan, the Bank was issued warrants to purchase 8,247 shares of Oncocyte common stock at an exercise price of $4.85 per share, through February 21, 2027. On March 23, 2017, the Bank was issued warrants to purchase an additional 7,321 shares at an exercise price of $5.46 per share, through March 23, 2027. The Bank may elect to exercise the 2017 Bank Warrants on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the applicable tranche is being exercised by (A) the excess of the fair market value of the common stock over the applicable exercise price, divided by (B) the fair market value of the common stock. The fair market value of the common stock will be the last closing or sale price on a national securities exchange, inter-dealer quotation system, or over-the-counter market.

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

Paycheck Protection Program Loan

On April 23, 2020, Oncocyte obtained a PPP loan from the Bank in the principal amount of $1,140,930. The PPP loan bore interest at a rate of 1% per annum and was scheduled to mature on April 23, 2022. Under the provisions of the PPP loan, the principal amount and accrued interest was forgiven by the Bank through the SBA during May 2021. Although Oncocyte was obligated to make monthly payments of principal and interest commencing on November 23, 2020, each in such equal amount required to fully amortize the principal amount outstanding on the PPP loan by the maturity date, Oncocyte was not billed or charged for any repayment amounts on the PPP loan because its loan forgiveness application was pending. Due to the loan forgiveness, the principal amount of $1,140,930 was recognized as gain on extinguishment of debt in the accompanying condensed consolidated statement of operations. All previously accrued interest expenses of $11,000 were reversed in the second quarter of 2021.

13. Subsequent Events

July financing

During July 2021, Oncocyte sold 1,108,650 shares of its common stock at an average offering price of $5.63 per share, for gross proceeds of approximately $6.24 million, through the ATM Offering and Oncocyte paid $187,000 fees or commissions to the Agent.

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

The following discussion should be read in conjunction with Oncocyte’s condensed consolidated interim financial statements and the related notes provided under “Item 1- Financial Statements” above.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses and analyzes data in our unaudited condensed consolidated interim financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual conditions may differ from our assumptions and actual results may differ from our estimates.

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended June 30, 2021 to the matters that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, except as disclosed in Note 2 to our condensed consolidated interim financial statements included elsewhere in this Report.

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

Comparison of three and six months ended June 30, 2021 and 2020

Revenues (amounts in thousands, except percentage changes)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021	2020	$ Increase	% Increase	2021	2020	$ Increase	% Increase
DetermaRx	$645	$10	$635	6350%	$1,251	$11	$1,240	11273%
Pharma Services	168	133	35	26%	686	147	539	367%
Licensing	1,217	-	1,217	n/a	1,217	-	1,217	n/a
Total	$2,030	$143	$1,887	1320%	$3,154	$158	$2,996	1896%

Comparison of three months ended June 30, 2021 and three months ended March 31, 2021

Revenues (amounts in thousands, except percentage changes)

	Three Months Ended	Three Months Ended
	June 30,	March 31,	$ Increase	% Increase
	2021	2021	(Decrease)	(Decrease)
DetermaRx	$645	$606	$39	6%
Pharma Services	168	518	(350)	-68%
Licensing	1,217	-	1,217	n/a
Total	$2,030	$1,124	$906	81%

We recognize testing revenues for our services in accordance with the provisions of ASC 606, Revenue from Contracts with Customers as further discussed in Note 2 of this Report. During the first quarter of 2020, we generated revenues for the first time since our company’s inception in 2009. We currently derive our revenues from Pharma Services generated by our wholly owned subsidiaries, Insight and Chronix, which we acquired on January 31, 2020 and April 15, 2021, respectively, and from the sale of our lung cancer stratification test, DetermaRx™, which we commercially launched in early 2020. In the three months ending June 30, 2021, we also generated revenues from our DetermaRx™ and TheraSure™ technology licensing. See Notes 2 and 3.

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

Licensing revenues are generally recognized upon transfer of promised technology information and other contractual performance obligations to licensees in an amount that reflects the consideration we expect to receive in exchange. Licensing revenue is recognized at the point in time when the applicable performance obligations are satisfied and all other revenue recognition criteria have been met.

The increase in revenues of $1.9 million for the three months ended June 30, 2021, and the increase of $3.0 million for the six months ended June 30, 2021, as compared to the comparative prior year periods, was due to increased revenues in DetermaRx™ tests, Pharma Services performed and new licensing revenue recognized.

We had no commercial revenues until the first quarter of 2020 when we launched our first commercial diagnostic test, DetermaRx™, and acquired the Pharma Services business of Insight. Licensing revenues were earned through license agreements entered into during the fourth quarter of 2020 or that arose from licensing of technology that we acquired through our acquisition of Chronix during 2021.

Pharma Services revenues are generated under discrete agreements for particular customer projects that generally expire with the completion or termination of the customer’s project. Accordingly, different customers may account for greater or lesser portions of Pharma Services during different accounting periods, and Pharma Services revenues may exhibit a larger variance from accounting period to accounting period than other revenues such as DetermaRx testing revenues. During the three months ended June 30, 2021, Pharma Services revenues declined from the amounts recognized during three months ended March 31, 2021 reflecting decreased sample volumes from biopharma clinical trials.

Licensing revenues for the three months ended June 30, 2021 primarily reflect the revenue recognition of $1.0 million received based on the completion of a performance milestone during the three months ended June 30, 2021 under a license agreement Oncocyte entered into during the fourth quarter of 2020, and $217,000 recognized from amortization of the $738,000 deferred revenue from the Chronix acquisition. Like Pharma Services revenues, licensing revenues may vary significantly between accounting periods reflecting the attainment of additional licensing agreement milestones that trigger license fees payable to Oncocyte, or reflecting the beginning or end of a revenue stream upon the commencement or termination of a license agreement related to a particular customer project.

The following table presents the percentage of consolidated revenues by products or services classes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
DetermaRx	32%	7%	40%	7%
Pharma Services	8%	93%	22%	93%
Licensing	60%	-	38%	-
Total	100%	100%	100%	100%

The following table presents the percentage of consolidated revenues generated by unaffiliated customers that individually represent greater than ten percent of consolidated revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Medicare for DetermaRx	21%	*	23%	*
Medicare Advantage for DetermaRx	12%	-	17%	-
Pharma services Company A	*	72%	*	65%
Pharma services Company C	*	17%	*	19%
Licensing - Company D	49%	-	32%	-
Licensing - Company B	11%	-	*	-

* Less than 10%

Costs and Operating Expenses (in thousands)

	Three Months Ended				Six Months Ended
	June 30,		$ Increase	% Increase	June 30,		$ Increase	% Increase
	2021	2020	(Decrease)	(Decrease)	2021	2020	(Decrease)	(Decrease)

Cost of revenues	$2,424	$365	$2,059	564%	$3,469	$538	$2,931	545%
Research and development expenses	2,537	3,225	(688)	-21%	5,898	5,385	513	10%
Sales and marketing expenses	2,673	1,562	1,111	71%	4,927	3,052	1,875	61%
General and administrative expenses	7,934	3,759	4,175	111%	12,698	8,383	4,315	51%
Change in fair value of contingent consideration	30	-	30	n/a	1,090	-	1,090	n/a

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

Cost of revenues increased by approximately $2.1 million during the three months ended June 30, 2021, as compared to the same period in the prior year. The increase is primarily comprised of $1.0 million increase in allocated labor and overhead to support performing our DetermaRx™ test, Pharma Services and licensing revenue deliverables, and $1.1 million in noncash amortization of acquired intangibles related to our Razor asset and customer relationships intangible acquired as part of the Insight merger.

Cost of revenues increased by approximately $2.9 million during the six months ended June 30, 2021, as compared to the same period in the prior year. The increase is primarily comprised of $1.5 million increase in allocated labor and overhead to support performing our DetermaRx™ test, Pharma Services and licensing revenue deliverables, and $1.4 million in noncash amortization of acquired intangibles related to our Razor asset and customer relationships intangible acquired as part of the Insight merger.

We expect the cost of DetermaRx™ testing to generally increase in line with the increase in the number of tests we perform, even if we do not recognize corresponding revenues when Medicare, Medicare Advantage, or other insurance coverage is not available. We expect that our cost per test to decrease modestly over time due to the efficiencies we may gain if testing volume increases, and from automation and other cost reductions. There can be no assurance, however, that any of these efficiencies or cost savings will be achieved. Cost of revenues for Pharma Services and licensing revenue will vary depending on the nature, timing, and scope of customer projects.

Research and development expenses

Research and development expenses decreased by approximately $0.7 million during the three months ended June 30, 2021, as compared to the same period in the prior year primarily as the result of a $0.4 million decrease in outside services and clinical consulting for our development programs, and a $0.3 million decrease in depreciation expense.

Research and development expenses increased by $0.5 million during the six months ended June 30, 2021 as compared to the same period in the prior year. This increase is primarily attributable to the following: $0.6 million in personnel and related expenses, including noncash stock-based compensation expense; $0.8 million in outside services for development of our tests, and $0.6 million in laboratory supplies and fees. This increase was partially offset by a $0.9 million decrease in allocation of facility, insurance, and information technology expenses, a $0.4 million decrease in clinical consulting expense, and a $0.3 million decrease in depreciation expense.

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

Sales and marketing expenses

Sales and marketing expenses for the three months ended June 30, 2021 increased by $1.1 million in comparison to the three months ended June 30, 2020. This is primarily attributable to increase in personnel and related expenses, including noncash stock-based compensation expense, as we continued to ramp up our sales and marketing activities for DetermaRx.

Sales and marketing expenses for the six months ended June 30, 2021 increased by $1.9 million in comparison to the six months ended June 30, 2020. This increase is primarily attributable to the following: $1.5 million in personnel and related expenses, including noncash stock-based compensation expense; $0.2 million in marketing and consulting expenses, including travel and related expenses primarily for the commercialization of DetermaRx, and $0.2 million in allocation of facility, insurance, and information technology expenses.

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

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2021 increased by $4.2 million in comparison to the three months ended June 30, 2020. This increase is primarily attributed to the following: $2.7 million in personnel and related expenses, including non-cash stock-based compensation expense; $0.3 million in consulting expense; $0.5 million in legal expense; $0.2 million in office and computer related expense; $0.1 million in recruiting expense; $0.1 million in insurance expense; $0.1 million in travel related expense; $0.1 million in accounting related expense; and $0.1 million in allocations of facility, insurance, and information technology expenses. Personnel and related expenses for the three months ended June 30, 2021 include a $2.5 million severance expense incurred from the Chronix Merger.

General and administrative expenses for the six months ended June 30, 2021 increased by $4.3 million in comparison to the six months ended June 30, 2020, which primarily attributable to the following increases: $2.7 million in personnel and related expenses, including non-cash stock-based compensation expense; $0.4 million in investor relations; $0.5 million in consulting expense; $0.2 million in insurance expense; $0.4 million in legal expense; and $0.1 million in office and computer related expense. Personnel and related expenses for the six months ended June 30, 2021 include a $2.5 million severance expense incurred from the Chronix Merger.

Change in fair value of contingent consideration

We will pay contingent consideration if various payment milestones are triggered under the merger agreements through which we acquired Insight and Chronix. See Note 3 to our condensed consolidated interim financial statements included in this Report. Changes in the fair value of the contingent consideration will be based on our reassessment of the key assumptions underlying the determination of this liability as changes in circumstances and conditions occur from the Insight and Chronix acquisition dates to the reporting period being presented, with the subsequent change in fair value recorded as part of our consolidated loss from operations for that period. For the six months ended June 30, 2021, we recorded an unrealized loss of approximately $1.1 million related to the increase in the fair value of contingent consideration primarily attributable to a revised estimate of the timing of the possible future payouts.

Other income and expenses, net

Other income and expenses, net, is primarily comprised of interest income and interest expenses, net, pro rata loss from our equity method investment in Razor prior to February 24, 2021, unrealized gains and losses on Lineage and AgeX marketable equity securities we hold, and gain on extinguishment of debt (PPP loan). Interest income is earned from money market funds we hold for capital preservation. Interest expense was incurred under our loan payable to the Silicon Valley Bank, and under financing lease obligations. Interest expense, net, reflects the interest expense incurred on our loans and financing obligations in excess of interest income earned from money market accounts. During May 2021, Oncocyte’s PPP loan obligation was forgiven and the principal amount of $1,140,930 was recognized as gain on extinguishment of debt in the accompanying condensed consolidated statement of operations. All previously accrued PPP loan interest expenses of $11,000 were reversed in the second quarter of 2021.

Income taxes

In connection with the Chronix and Razor acquisitions discussed in Note 3 to our condensed consolidated interim financial statements included elsewhere in this Report, a change in the acquirer’s valuation allowance that stems from the purchase of assets should be recognized as an element of the acquirer’s income tax benefit in the period of the acquisition. Accordingly, for the six months ended June 30, 2021, we recorded a $9.4 million partial release of our valuation allowance and a corresponding income tax benefit stemming from the deferred tax liability generated by the Chronix and Razor intangible assets we acquired.

In connection with the acquisition of Insight discussed in Note 3 to our condensed consolidated interim financial statements included elsewhere in this Report, and in accordance with business combination accounting standards, a change in the acquirer’s valuation allowance that stems from a business combination should be recognized as an element of the acquirer’s income tax expense or benefit in the period of the acquisition. Accordingly, for the six months ended June 30, 2020, we recorded a $1.1 million partial release of our valuation allowance with a corresponding income tax benefit stemming from the deferred tax liabilities generated by the acquired Insight in-process research and development (IPR&D) and customer relationships intangible assets.

In connection with the Chronix Merger discussed in Note 3 to our condensed consolidated interim financial statements included elsewhere in this Report, a change in the acquirer’s valuation allowance that stems from the purchase of assets should be recognized as an element of the acquirer’s income tax benefit in the period of the acquisition. Accordingly, for the three months ended June 30, 2021, we recorded a $1.8 million partial release of our valuation allowance and a corresponding income tax benefit stemming from the deferred tax liability generated by the Chronix intangible asset we acquired.

Oncocyte did not record any provision or benefit for income taxes for the three months ended June 30, 2020, as Oncocyte had a full valuation allowance for the periods presented.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Other than the partial releases discussed above, we established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets.

Liquidity and Capital Resources

We finance our operations primarily through the sale of our common stock. We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $138.1 million at June 30, 2021. We expect to continue to incur operating losses and negative cash flows for the near future.

During the six months ended June 30, 2021 we raised approximately $69.1 million in net cash proceeds through sales of shares of our common stock. We used $11.1 million, net of cash acquired, of those proceeds as part of the purchase price paid to acquire Razor and Chronix in February 2021 and April 2021, respectively (see Note 3). At June 30, 2021, we had $46.5 million of cash and cash equivalents, and held shares of Lineage and AgeX common stock as marketable equity securities valued at $1.1 million. We raised approximately $6.1 million of additional cash, net of fees and commissions, during July 2021 through sales of shares of our common stock in “at-the-market” transactions as discussed in Notes 1 and 13 to our condensed consolidated interim financial statements. We believe that our current cash, cash equivalents, and marketable equity securities are sufficient to finance our current operations through at least twelve months from the issuance date of the condensed consolidated interim financial statements included in this Report.

We expect that our operating expenses will increase as we build our marketing and sales force and add new equipment and personnel to our CLIA laboratories to commercialize DetermaRx™, followed by DetermaIO™ for clinical use and other diagnostic tests in our pipeline after development is completed, including DetermaCNI™ (formerly known as the TheraSure™--CNI Monitor) acquired through the Chronix Merger. Although we intend to market our diagnostic tests in the United States through our own sales force, we are also beginning to make marketing arrangements with distributors in other countries. We may also explore a range of other commercialization options in order to enter overseas markets and to reduce our capital needs and expenditures, and the risks associated the timelines and uncertainty for attaining the Medicare reimbursement approvals that will be essential for the successful commercialization of additional cancer diagnostic tests. Those alternative arrangements could include marketing arrangements with other diagnostic companies through which we might receive a licensing fee and royalty on sales, or through which we might form a joint venture to market one or more tests and share in net revenues, in the United States or abroad.

In addition to sales and marketing expenses, we will incur expenses from leasing and improving our new office and laboratory facilities in Irvine California, and from operating our CLIA laboratories in Brisbane, California, Irvine, California, and Nashville, Tennessee.

We may need to meet significant cash payment obligations to former Insight and Chronix shareholders in connection with our acquisition of those companies, as disclosed in Note 3 to the condensed consolidated interim financial statements included elsewhere in this Report. To meet the future cash payment obligations, we may have to utilize cash on hand that would otherwise be available to us for other business and operational purposes, which could cause us to delay or reduce activities in the development and commercialization of our cancer tests.

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

Cash used in operations

During the six months ended June 30, 2021 and 2020, our total research and development expenses were $5.9 million and $5.4 million, respectively, our sales and marketing expenses were $4.9 million and $3.1 million, and our general and administrative expenses were $12.7 million and $8.4 million, respectively, respectively. We also incurred $3.5 million in cost of revenues, including $1.4 million amortization of intangible expenses, in the first six months of 2021. Net loss for the six months ended June 30, 2021 amounted to $14.4 million and net cash used in operating activities amounted to $17.9 million. Our cash used in operating activities during the six months ended June 30, 2021 does not include the following noncash items: $9.4 million in income tax benefit; $3.3 million in stock-based compensation; $2.5 million in accrued severance expense from the Chronix acquisition; $1.1 million gain on extinguishment of debt; $1.1 million in loss from change in fair value of contingent consideration; $1.9 million in depreciation and amortization expenses; $0.4 million in unrealized gain on marketable equity securities; and $0.3 million in pro rata loss from our equity method investment in Razor. Changes in operating assets and liabilities were approximately $1.7 million as an additional use of cash.

Cash used in investing activities

During the six months ended June 30, 2021, net cash used in investing activities was $13.2 million, primarily attributable to the acquisition of the remaining interests in Razor, net of cash acquired, of $6.6 million; $1.5 million paid for construction in progress and purchase of furniture and equipment; $0.6 million repayment of the Insight cash holdback; and $4.5 million for the acquisition of Chronix.

Cash provided by financing activities

During the six months ended June 30, 2021, net cash provided by financing activities was $70.4 million, primarily attributable to $68.9 million of net cash proceeds from the sale of shares of common stock, including $6.3 million of net cash proceeds from at-the-market transactions, $0.8 million from exercises of warrants, and $1.6 million from exercises of stock options, offset by repayments of principal on loans payable and financing lease obligations of $0.8 million.

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Numbers	Exhibit Description

3.1	Articles of Incorporation with all amendments (Incorporated by reference to Oncocyte Corporation’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 14, 2021)

3.2	Amended and Restated By-Laws (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2020)

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101	Interactive Data Files*

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOCYTE CORPORATION

Date: August 11, 2021	/s/ Ronald Andrews
Ronald Andrews
President and Chief Executive Officer

Date: August 11, 2021	/s/ Mitchell Levine
Mitchell Levine
Chief Financial Officer

