Form 10-Q
period 2021-09-30
Oncocyte Corp
filed 2021-11-09
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of common stock outstanding as of November 2, 2021 was 92,231,437.

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

Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those discussed in this Report under Item 1 of the Notes to Condensed Consolidated Interim Financial Statements, under Risk Factors in this Report and those Risk Factors in Part I, Item 1A of our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

The forward-looking statements in this Report also include, among other things, statements about:

●	the timing and potential achievement of future milestones;
●	the timing and our ability to obtain and maintain coverage and reimbursements from the Centers for Medicare and Medicaid Services and other third-party payers;
●	our plans to pursue research and development of diagnostic test;
●	the potential commercialization of our diagnostic tests currently in development;
●	the timing and success of future clinical trials and the period during which the results of the clinical trials will become available;
●	the potential receipt of revenue from future sales of our diagnostic tests or diagnostic tests in development;
●	our assumptions regarding obtaining reimbursement and reimbursement rates;
●	our estimates regarding future orders of tests and our ability to perform a projected number of tests;
●	our estimates and assumptions around patient populations, market size and price points for reimbursement for our diagnostic tests;
●	our estimates regarding future revenues and operating expenses, and future capital requirements;
●	our intellectual property position;
●	the uncertainties associated with the coronavirus (COVID-19) ongoing pandemic, including its possible effects on our operations and the demand for our diagnostic tests and Pharma Services;
●	our ability to efficiently and flexibly manage our business amid uncertainties related to COVID-19;
●	the impact of government laws and regulations; and
●	our competitive position.

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

Item 1. Financial Statements

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2021	December 31, 2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$43,340	$7,143
Accounts receivable	1,032	203
Marketable equity securities	923	675
Prepaid expenses and other current assets	2,296	1,205
Total current assets	47,591	9,226

NONCURRENT ASSETS
Right-of-use and financing lease assets, net	2,918	3,262
Machinery and equipment, net, and construction in progress	4,719	3,262
Equity method investment in Razor	-	13,417
Goodwill	18,432	9,187
Intangible assets, net	92,722	15,009
Restricted cash	1,700	1,700
Other noncurrent assets	259	356
TOTAL ASSETS	$168,341	$55,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,198	$432
Accrued compensation	3,336	3,468
Accrued expenses and other current liabilities	1,869	2,284
Accrued severance from acquisition, current	2,452	-
Accrued liabilities from acquisition, current	2,236	-
Loans payable, current	1,500	2,390
Right-of-use and financing lease liabilities, current	786	422
Total current liabilities	13,377	8,996

NONCURRENT LIABILITIES
Loans payable, net of deferred financing costs, noncurrent	178	1,508
Right-of-use and financing lease liabilities, noncurrent	3,762	4,312
Contingent consideration liabilities, noncurrent	51,675	7,120

TOTAL LIABILITIES	68,992	21,936

Commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 230,000 shares authorized; 92,158 and 69,117 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	251,238	157,160
Accumulated deficit	(151,889)	(123,677)
Total shareholders’ equity	99,349	33,483
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$168,341	$55,419

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net revenue	$984	$555	$4,138	$713

Cost of revenues	860	601	2,948	1,139
Cost of revenues – amortization of acquired intangibles	990	-	2,371	-
Gross profit	(866)	(46)	(1,181)	(426)

Operating expenses:
Research and development	3,142	2,615	9,040	8,000
Sales and marketing	2,931	1,568	7,858	4,620
General and administrative	5,495	4,995	18,193	13,378
Change in fair value of contingent consideration	1,170	(2,980)	2,260	(2,980)
Total operating expenses	12,738	6,198	37,351	23,018

Loss from operations	(13,604)	(6,244)	(38,532)	(23,444)

OTHER INCOME (EXPENSES), NET
Interest expense, net	(50)	(78)	(167)	(175)
Unrealized gain (loss) on marketable equity securities	(138)	20	248	(18)
Pro rata loss from equity method investment in Razor	-	(482)	(270)	(1,112)
Gain on extinguishment of debt (PPP loan)	-	-	1,141	-
Other income, net	(8)	1	10	31
Total other income (expenses), net	(196)	(539)	962	(1,274)

LOSS BEFORE INCOME TAXES	(13,800)	(6,783)	(37,570)	(24,718)

Income tax benefit	-	-	9,358	1,095

NET LOSS	$(13,800)	$(6,783)	$(28,212)	$(23,623)

Net loss per share: basic and diluted	$(0.15)	$(0.10)	$(0.32)	$(0.36)

Weighted average shares outstanding: basic and diluted	91,453	67,247	87,812	64,843

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended September 30, 2021
	Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Equity
Balance at June 30, 2021	90,316	$240,755	$(138,089)	$102,666
Net Loss	-	-	(13,800)	(13,800)
Stock-based compensation	-	1,849	-	1,849
Sale of common shares, including at-the-market transactions	1,109	6,241	-	6,241
Financing costs paid to issue common shares, including at-the-market transactions	-	(187)	-	(187)
Stock options exercised	137	974	-	974
Warrants exercised	573	1,808	-	1,808
Shares issued upon vesting of RSU, net of shares retired to pay employees’ taxes	23	(202)	-	(202)
Balance at September 30, 2021	92,158	$251,238	$(151,889)	$99,349

	Three Months Ended September 30, 2020
	Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Equity
Balance at June 30, 2020	67,218	$150,178	$(110,585)	$39,593
Net Loss	-	-	(6,783)	(6,783)
Stock-based compensation	-	1,784	-	1,784
Financing costs paid to issue common shares	-	(27)	-	(27)
Exercise of stock options	33	72	-	72
Balance at September 30, 2020	67,251	$152,007	$(117,368)	$34,639

	Nine Months Ended September 30, 2021
	Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Equity
Balance at December 31, 2020	69,117	$157,160	$(123,677)	$33,483
Net Loss	-	-	(28,212)	(28,212)
Stock-based compensation	-	5,136	-	5,136
Sale of common shares, including at-the-market transactions	19,536	77,987	-	77,987
Financing costs paid to issue common shares, including at-the-market transactions	-	(3,065)	-	(3,065)
Stock options exercised	894	2,573	-	2,573
Warrants exercised	828	2,631	-	2,631
Shares issued upon vesting of RSU, net of shares retired to pay employees’ taxes	153	(239)		(239)
Issuance of common stock to Razor Genomics	982	5,756	-	5,756
Issuance of common stock to Chronix Biomedical	648	3,299	-	3,299
Balance at September 30, 2021	92,158	$251,238	$(151,889)	$99,349

	Nine Months Ended September 30, 2020
	Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Equity
Balance at December 31, 2019	57,032	$124,583	$(93,745)	$30,838
Net Loss	-	-	(23,623)	(23,623)
Stock-based compensation	-	4,081	-	4,081
Sale of common shares	8,257	18,343	-	18,343
Financing costs paid to issue common shares	-	(58)	-	(58)
Exercise of stock options	33	72	-	72
Shares issued upon vesting of RSU, net of shares retired to pay employees’ taxes	13	(14)	-	(14)
Issuance of common stock for Insight Genetics acquisition	1,916	5,000	-	5,000
Balance at September 30, 2020	67,251	$152,007	$(117,368)	$34,639

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,212)	$(23,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	582	529
Amortization of intangible assets	2,371	59
Amortization of right-of-use assets and liabilities	169	959
Impairment charge for long-lived assets	-	88
Pro rata loss from equity method investment in Razor	270	1,112
Stock-based compensation	5,136	4,081
Unrealized (gain) loss on marketable equity securities	(248)	18
Amortization of debt issuance costs	46	80
Change in fair value of contingent consideration	2,260	(2,980)
Deferred income tax benefit	(9,358)	(1,095)
Gain on extinguishment of debt (PPP loan)	(1,141)	-

Changes in operating assets and liabilities:
Accounts receivable	(824)	(372)
Amount due to Lineage and affiliates	-	(6)
Prepaid expenses and other assets	(787)	(529)
Accounts payable and accrued liabilities	(1,592)	1,843
Accrued severance from Chronix Biomedical acquisition	2,452	-
Net cash used in operating activities	(28,876)	(19,836)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Insight Genetics, net of cash acquired	(607)	(6,189)
Acquisition of Razor Genomics asset, net of cash acquired	(6,648)	-
Acquisition of Chronix Biomedical, net of cash acquired	(4,459)	-
Equity method investment in Razor	-	(4,000)
Construction in progress and purchases of furniture and equipment	(1,846)	(1,061)
Net cash used in investing activities	(13,560)	(11,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,573	72
Proceeds from sale of common shares	65,262	18,343
Financing costs to issue common shares	(2,676)	(58)
Proceeds from sale of common shares under at-the-market transactions	12,724	-
Financing costs for at-the-market sales	(390)	-
Proceeds from exercise of warrants	2,631	-
Common shares received and retired for employee taxes paid	(239)	(14)
Repayment of loan payable	(1,125)	(125)
Repayment of financing lease obligations	(127)	(53)
Proceeds from PPP loan	-	1,141
Net cash provided by financing activities	78,633	19,306

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	36,197	(11,780)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING	8,843	23,772
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING	$45,040	$11,992

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$96	$131

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Common stock issued for acquisition of Razor Genomics asset	$5,756	$-
Deferred tax liability generated from the acquisition of Razor Genomics asset	7,564	-
Common stock issued for acquisition of Insight Genetics	-	5,000
Common stock issued for acquisition of Chronix Biomedical	3,299	-
Deferred tax liability generated from the acquisition of Chronix	1,794	-
Initial fair value of contingent consideration at acquisition date	42,295	11,130
Assumed liability from Chronix Acquisition	3,489	-
Holdback liability	-	600
Construction in progress, machinery and equipment purchases included in accounts payable, accrued liabilities and landlord liability	193	1,109
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

Oncocyte completed its acquisition of Insight Genetics, Inc. (“Insight”) on January 31, 2020 (the “Insight Merger Date”) through a merger with a newly incorporated wholly owned subsidiary of Oncocyte (the “Insight Merger”) under the terms of an Agreement and Plan of Merger (the “Insight Merger Agreement”). Prior to the Insight Merger, Insight was a privately held company specializing in the discovery and development of the multi-gene molecular, laboratory-developed diagnostic tests that Oncocyte has branded as DetermaIO™. DetermaIO™ is a proprietary gene expression assay with promising data supporting its potential to help identify patients likely to respond to checkpoint inhibitor drugs. Insight has a CLIA-certified diagnostic laboratory with the capacity to support clinical trials or assay design on certain commercially available analytic platforms that may be used to develop additional diagnostic tests. Insight also performs Pharma Services in its CLIA-certified laboratory for pharmaceutical and biotechnology companies, including testing for biomarker discovery, assay design and development, clinical trial support, and a broad spectrum of biomarker tests (“Pharma Services”). The Insight Merger has been accounted for using the acquisition method of accounting in accordance with ASC 805, which requires, among other things, that the assets and liabilities assumed be recognized at their fair values as of the acquisition date. See Note 3 for a full discussion of the Insight Merger.

On April 15, 2021 (the “Chronix Merger Date”), Oncocyte completed its acquisition of Chronix Biomedical, Inc. (“Chronix”) pursuant to an Agreement and Plan of Merger dated February 2, 2021, amended February 23, 2021, and amended and restated as of April 15, 2021 (as amended and restated, the “Chronix Merger Agreement”), by and among Oncocyte, CNI Monitor Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Oncocyte (“Merger Sub”), Chronix, the stockholders party to the Chronix Merger Agreement and a party named as equity holder representative. Pursuant to the Chronix Merger Agreement, Merger Sub merged with and into Chronix, with Chronix surviving as a wholly owned subsidiary of Oncocyte (the “Chronix Merger”). Prior to the Chronix Merger, Chronix was a privately held molecular diagnostics company, developing blood tests for use in cancer treatment and organ transplantation. Through the Chronix Merger, Oncocyte has added to its LDT development pipeline the TheraSure™-CNI Monitor, a patented, blood-based test for immunotherapy monitoring which Oncocyte expects to market as DetermaCNITM in the United States, and TheraSure™ Transplant Monitor, a solid organ transplantation monitoring test. See Note 3 for additional information about the Chronix Merger.

Other tests in the development pipeline include DetermaTx™, a test intended to complement DetermaIO™ by assessing the mutational status of a tumor to help identify the appropriate targeted therapy. Oncocyte also plans to initiate the development of DetermaMx™ as a blood-based test to monitor cancer patients for recurrence of their disease.

Liquidity

Oncocyte has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $151.9 million as of September 30, 2021. Oncocyte expects to continue to incur operating losses and negative cash flows for the foreseeable future. Oncocyte did not generate revenues from its operations prior to the first quarter of 2020, and revenues since that period through the date of this Report were not sufficient to cover Oncocyte’s operating expenses. Oncocyte finances its operations primarily through the sale of shares of its common stock.

As of September 30, 2021, Oncocyte had $43.3 million of cash and cash equivalents and held shares of Lineage Cell Therapeutics, Inc. (“Lineage”) and AgeX Therapeutics, Inc. (“AgeX”) common stock as marketable equity securities with a combined fair market value of $0.9 million. Oncocyte believes that its current cash, cash equivalents and marketable equity securities are sufficient to carry out current operations through at least twelve months from the issuance date of the condensed consolidated interim financial statements included in this Report.

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

Between July 1, 2021 and September 30, 2021, Oncocyte sold 1,108,650 shares of common stock at an average offering price of $5.63 per share, for gross proceeds of approximately $6.24 million through the ATM Offering. Oncocyte will need to raise additional capital to finance its operations, including the development and commercialization of its cancer diagnostic and other tests, until such time as it is able to generate sufficient revenues from the commercialization of one or more of its LDTs and other tests and performing Pharma Services to cover its operating expenses.

Presently, Oncocyte is devoting substantially all of its efforts on initial commercialization efforts for DetermaRx™; completing clinical development and planning commercialization of DetermaIO™, although DetermaIO™ is currently available for biopharma diagnostic development and research use only as a companion test in immunotherapy drug development to select patients for clinical trials; and continuing development and planning commercialization of DetermaTxTM. Oncocyte has also begun discussions to transfer the technology related to TheraSure™-CNI Monitor to its laboratory in Nashville, Tennessee. While Oncocyte plans to primarily market its LDTs in the United States through its own sales force, it is also beginning to make marketing arrangements with distributors in other countries. In order to reduce capital needs and to expedite the commercialization of any new LDTs that may become available for clinical use, Oncocyte may also pursue marketing arrangements with other diagnostic companies through which Oncocyte might receive licensing fees and royalty on sales, or through which it might form a joint venture to market its tests and share in net revenues, in the United States or abroad.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated interim financial statements presented herein, and discussed below, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In accordance with those rules and regulations, certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheets as of December 31, 2020 was derived from the audited consolidated financial statements at that date. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Oncocyte’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Oncocyte does not have intangible assets with indefinite useful lives other than goodwill and the acquired IPR&D (see Notes 3 and 4). As of September 30, 2021, there has been no impairment of goodwill and intangible assets.

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

As of December 31, 2020, the equity method investment balance of Razor is shown in noncurrent assets on the condensed consolidated balance sheets. Since February 24, 2021, the date of Oncocyte’s acquisition of the remaining interests in Razor, the Razor entity’s financial statements have been consolidated with Oncocyte, and the aggregate carrying value of the preexisting ownership interest and the cost of the additional ownership interest acquired is included in Intangible Assets, net, on the condensed consolidated balance sheets as of September 30, 2021 (see Notes 3 and 4).

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

Impairment of long-lived assets

Oncocyte assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Oncocyte’s long-lived assets consist primarily of intangible assets, right-of-use assets for operating leases, customer relationships, and machinery and equipment. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying value of the asset over its fair value, is recorded. As of September 30, 2021, there has been no impairment of long-lived assets.

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

Oncocyte determines transaction prices based on the amount of consideration we expect to receive for transferring the promised goods or services in the contract. Consideration may be fixed, variable, or a combination of both. We consider any constraints on the variable consideration and include in the transaction price variable consideration to the extent it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

DetermaRx™ testing revenue

In the first quarter of 2020, Oncocyte commercially launched DetermaRx™ and commenced performing tests on clinical samples through orders received from physicians, hospitals, and other healthcare providers. In determining whether all the revenue recognition criteria (i) through (v) above are met with respect to DetermaRx™ tests, each test result is considered a single performance obligation and is generally considered complete when the test result is delivered or made available to the prescribing physician electronically, and, as such, there are no shipping or handling fees incurred by Oncocyte or billed to customers. Although Oncocyte bills a list price for all tests ordered and completed for all payer types, Oncocyte considers constraints on the variable consideration when recognizing revenue for DetermaRx™. Because DetermaRx™ is a novel test and there are no current reimbursement arrangements with third-party payers other than Medicare, the transaction price represents variable consideration. Application of the constraint for variable consideration is an area that requires significant judgment. For all payers other than Medicare, Oncocyte must consider the novelty of the test, the uncertainty of receiving payment, or being subject to claims for a refund, from payers with whom it does not have a sufficient payment collection history or contractual reimbursement agreements. Accordingly, for those payers, Oncocyte expects to continue to recognize revenue upon payment until it has a sufficient history to reliably estimate payment patterns or has contractual reimbursement arrangements, or both, in place. In September 2020, Oncocyte received a final pricing decision for DetermaRx™ from CMS, and with Medicare coverage in effect, Oncocyte commenced recognizing revenue when DetermaRx™ tests are performed for Medicare patients, or when payment was approved by Medicare in the case of certain tests performed prior to September 2020.

During the three months ended March 31, 2021, after accumulating additional history of cash receipts and other factors considered by management for Medicare Advantage covered tests, including the recently published Medicare rate which management believes entitles Oncocyte to get reimbursed for Medicare Advantage covered tests at the Medicare rate, Oncocyte commenced recognizing Medicare Advantage covered tests on an accrual basis, upon considering no further constraints on the variable consideration, at the Medicare rate.

As of September 30, 2021, Oncocyte had accounts receivable of $1.0 million primarily from Medicare and Medicare Advantage covered DetermaRx™ tests (see Note 7). As of September 30, 2021, Oncocyte has not recorded any losses or allowance for doubtful accounts on its account receivables from Medicare and Medicare Advantage covered DetermaRx™ tests.

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

Oncocyte establishes an allowance for doubtful accounts based on the evaluation of the collectability of its Pharma Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, reasonable and supportable forecast that affect the collectability of the reported amount, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. Oncocyte continuously monitors collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts. As of September 30, 2021, Oncocyte has not recorded any losses or allowance for doubtful accounts on its account receivables from Pharma Services.

As of September 30, 2021, Oncocyte had accounts receivable from Pharma Services customers of $0.3 million (see Note 7).

Licensing revenue

Revenues recognized includes licensing revenue derived from agreements with customers for exclusive rights to market Oncocyte’s proprietary testing technology. Under the agreements, Oncocyte grants exclusive rights to certain trademarks and technology of Oncocyte for the purpose of marketing Oncocyte’s tests within a defined geographic territory. A license agreement may specify milestone deliverables or performance obligations, for which Oncocyte recognizes revenue when its licensee confirms the completion of Oncocyte’s performance obligation. A licensing agreement may also include ongoing sales support from Oncocyte and typically includes non-refundable licensing fees and per-test Pharma Services revenues discussed above, for which Oncocyte treats the licensing of the technology, trademarks, and ongoing support as a single performance obligation satisfied by the passage of time over the term of the agreement.

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

Net loss per common share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation if their effect is antidilutive.

All common stock equivalents are antidilutive because Oncocyte reported a net loss for all periods presented. Accordingly, the following common stock equivalents were excluded from the computation of diluted net loss per common share of common stock for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock options	4,501	9,256	3,404	8,583
Warrants	2,555	3,384	2,555	3,384

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

During 2020 and 2021, Oncocyte entered into various operating leases and an embedded operating lease in accordance with ASC 842 discussed in Note 10. Oncocyte’s accounting for financing leases (previously referred to as “capital leases”) remained substantially unchanged.

Accounting for Lineage and AgeX shares of common stock

Oncocyte accounts for the shares of Lineage and AgeX common stock it holds as marketable equity securities in accordance with ASC 320-10-25, Investments – Debt and Equity Securities, as amended by Accounting Standards Update (“ASU”) 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, as the shares have a readily determinable fair value quoted on the NYSE American and are held principally to meet future working capital purposes, as necessary. The securities are measured at fair value, with related gains and losses in the value of such securities recorded in the condensed consolidated statements of operations in other income (expense), and are reported as current assets on the condensed consolidated balance sheets based on the closing trading price of the security as of the date being presented.

As of September 30, 2021 and December 31, 2020, Oncocyte held 353,264 and 35,326 shares of common stock of Lineage and AgeX, respectively, as marketable equity securities with a combined fair market value of $0.9 million and $0.7 million, respectively.

Deferred revenue

In connection with the purchase price allocation for the Chronix acquisition, Oncocyte estimates the fair value of deferred revenue assumed with its acquisition. The estimated fair value of deferred revenue of $738,000 is determined by the legal performance obligation at the date of acquisition, and is generally based on the nature of the activities to be performed and the related costs to be incurred after the acquisition date. The deferred revenue is reduced until such time that the underlying revenue is recognized in periods subsequent to the acquisition date. As of September 30, 2021, we have recognized $478,000 of licensing revenue from amortization of the $738,000 deferred revenue from the Chronix acquisition.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-10, which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Upon the initial recognition of such assets, which will be based on, among other things, historical information, current conditions, and reasonable supportable forecasts. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Currently, U.S. GAAP requires entities to write down credit losses only when losses are probable and loss reversals are not permitted. The update will be effective for Oncocyte in the first quarter of 2023. Early adoption is permitted. Oncocyte is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

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

Milestone Payments (Milestone Contingent Consideration)

In addition to the Initial Merger Consideration, Oncocyte may also pay contingent consideration of up to $6.0 million in any combination of cash or shares of Oncocyte common stock if certain milestones are achieved (the “Milestone Contingent Consideration”), which consist of (i) $1.5 million for clinical trial completion and data publication milestone, (ii) $3.0 million for an affirmative final local coverage determination from CMS for a specified lung cancer test, and (iii) up to $1.5 million for achieving certain CMS reimbursement milestones. As of September 30, 2021, no milestones have been met and no payments have been made.

Revenue Share (Royalty Contingent Consideration)

As additional consideration for Insight’s shareholders, the Insight Merger Agreement provides for Oncocyte to pay a revenue share of not more than ten percent of net collected revenues for current Insight pharma service offerings over a period of ten years, and a tiered revenue share percentage of net collected revenues through the end of the technology lifecycle if certain new cancer tests are developed and commercialized using Insight technology (“Royalty Contingent Consideration”). As of September 30, 2021, the royalty contingent consideration.has not been met and no payments have been made.

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

The following table sets forth the allocation of the Aggregate Merger Consideration transferred to Insight’s tangible and identifiable intangible assets acquired and liabilities assumed on the Insight Merger Date, with the excess recorded as goodwill (in thousands):

January 31,
2020
Assets acquired:
Cash and cash equivalents	$36
Accounts receivable and other current assets	42
Right-of-use assets, machinery and equipment	585
Long-lived intangible assets - customer relationships	440
Acquired in-process research and development	14,650

Total identifiable assets acquired (a)	15,753

Liabilities assumed:
Accounts payable	61
Right-of-use liabilities - operating lease	495
Long-term deferred income tax liability	1,254

Total identifiable liabilities assumed (b)	1,810

Net assets acquired, excluding goodwill (a) - (b) = (c)	13,943

Total cash, contingent consideration, and stock consideration transferred (d)	23,130

Goodwill (d) - (c)	9,187

The valuation of identifiable intangible assets and applicable estimated useful lives are as follows (in thousands, except for useful life):

	Estimated Assets	Useful Life
	Fair Value	(Years)
In process research and development (“IPR&D”)	$14,650	n/a
Customer relationships	440	5
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

The fair value of the Milestone Contingent Consideration was determined using a scenario analysis valuation method which incorporates Oncocyte’s assumptions with respect to the likelihood of achievement of the Milestones, credit risk, timing of the Milestone Contingent Consideration payments and a risk-adjusted discount rate to estimate the present value of the expected payments. The discount rate was estimated at approximately 7.5% after adjustment for the probability of achievement of the Milestones. No Milestone Contingent Consideration is payable with respect to a particular Milestone unless and until the Milestone is achieved. Since the Milestone Contingent Consideration payments are based on nonfinancial, binary events, management believes the use of the scenario analysis method is appropriate. The fair value of each Milestone after the Insight Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s condensed consolidated statements of operations.

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

The fair value of the Contingent Consideration after the Insight Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s condensed consolidated statements of operations. As of September 30, 2021, based on Oncocyte’s reassessment of the significant assumptions note above, there was an increase of approximately $2.3 million to the fair value of the Contingent Consideration primarily attributable to revised estimates of the timing of the possible future payouts and, accordingly, this increase was recorded as an unrealized loss in the condensed consolidated statements of operations for the nine months ended September 30, 2021.

The following table reflects the activity for Oncocyte’s Contingent Consideration since the Insight Merger Date, measured at fair value using Level 3 inputs (in thousands):

Fair Value
Balance at December 31, 2020	$7,120
Change in estimated fair value	2,260
Balance at September 30, 2021	$9,380

Contingent consideration is not deductible for tax purposes, even if paid; therefore, no deferred tax assets related to the Contingent Consideration were recorded.

Goodwill – Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed, including Contingent Consideration. Goodwill also includes the $1.3 million of net deferred tax liabilities recorded principally related to DetermaIO™ and customer relationships discussed above. Goodwill is not amortized but is tested for impairment at least annually, or more frequently if circumstances indicate potential impairment (see Notes 2 and 4). The slight increase to Goodwill as of September 30, 2021 from December 31, 2020 was related to the true up of the final working capital adjustment paid to the selling shareholders in March 2021.

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

Under ASC 805-50, for asset acquisitions, the remaining Clinical Trial Milestone Payment will be recorded only if the consideration is both probable (milestone has been achieved) and estimable in accordance with ASC 450, Contingencies, and as of September 30, 2021, no contingent consideration payment was recorded as the Clinical Trial Milestone Payment was not deemed probable of achievement as of that date.

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

Acquisition of Chronix Biomedical, Inc.

On April 15, 2021, the Chronix Merger Date, Oncocyte completed its acquisition of Chronix pursuant the Chronix Merger Agreement. During the nine months ended September 30, 2021, Oncocyte incurred $681,000 in Chronix transaction costs, including advisory, legal, accounting, valuation, and other professional and consulting fees, which were accounted for as “General and administrative” expenses in the condensed consolidated statement of operations.

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

Aggregate Chronix Merger Consideration and Purchase Price Allocation

Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date. Final determination of the fair values may result in further adjustments to the values presented. To the extent that significant changes occur in the future, Oncocyte will disclose such changes in the reporting period in which they occur.

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

Upon further review of the assets acquired and liabilities assumed, it was determined that the amount previously reported as assumed liabilities were not properly reflected. The following has been updated to reflect the assets acquired and liabilities as of the date of acquisition. The following table sets forth the allocation of the Aggregate Chronix Merger Consideration transferred to Chronix’s tangible and identifiable intangible assets acquired and liabilities assumed (in thousands):

April 15, 2021
Assets acquired:
Cash and cash equivalents	$50
Accounts receivable and other current assets	25
Long-term assets	12
Acquired in-process research and development	46,800

Total identifiable assets acquired (a)	46,887

Liabilities assumed:
Deferred revenue	738
Assumed liability	3,489
Long-term deferred income tax liability	1,795

Total identifiable liabilities assumed (b)	6,022

Net assets acquired, excluding goodwill (a) - (b) = (c)	40,865

Total cash, contingent consideration, and stock consideration transferred (d)	50,103

Goodwill (d) - (c)	$9,238

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

The fair value of the Chronix Contingent Consideration after the Chronix Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s condensed consolidated statements of operations. As of September 30, 2021, based on Oncocyte’s reassessment of the significant assumptions noted above, there was no change to the fair value of the Contingent Consideration.

Goodwill - Goodwill is calculated as the difference between the acquisition date fair value of the Aggregate Chronix Merger Consideration transferred and the values assigned to the assets acquired and liabilities assumed. Goodwill also includes the $1.8 million of net deferred tax liabilities recorded principally related to the TheraSure™ discussed above. Oncocyte recognized approximately $9.2 million of goodwill related to the Chronix acquisition.

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

Adjustments to Purchase Price Allocation - During the three months ended September 30, 2021, Oncocyte made adjustments, to reflect corrections resulting from a misinterpretation of information obtained about facts and circumstances that existed as of the acquisition date, to the allocation of the Aggregate Chronix Merger Consideration transferred to Chronix’s tangible and identifiable intangible assets acquired and liabilities assumed. As a result, assumed liabilities have been reduced by $5.8 million, as $5.8 million in merger cash and stock consideration was used to pay off such liabilities, and goodwill has also been reduced by $5.8 million.

4. Goodwill and Intangible Assets, net

At September 30, 2021 and December 31, 2020, goodwill and intangible assets, net, consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Goodwill - Insight Merger(1)	$9,194	$9,187
Goodwill - Chronix Merger(1)	9,238	-
Total Goodwill	18,432	9,187

Intangible assets:
Acquired IPR&D - DetermaIOTM (2)	$14,650	$14,650
Acquired IPR&D - TheraSure™ (3)	46,800	-

Intangible assets subject to amortization:
Acquired intangible assets - customer relationship	440	440
Acquired intangible assets - Razor (see Note 3)	33,284	-
Total intangible assets	95,174	15,090
Accumulated amortization - customer relationship(4)	(147)	(81)
Accumulated amortization - Razor(4)	(2,305)	-
Intangible assets, net	$92,722	$15,009

(1)	Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the Insight Merger and the Chronix Merger (see Note 3).
(2)	See Note 3 for information on the Insight Merger.
(3)	See Note 3 for information on the Chronix Merger.
(4)	Amortization of intangible assets is included in “Cost of revenues – amortization of acquired intangibles” on the condensed consolidated statements of operations in the current year because the intangible assets pertain directly to the revenues generated from the acquired intangibles.

Future amortization expense is expected to be the following (in thousands):

Amortization
Year ending December 31,
2021	$990
2022	3,960
2023	3,960
2024	3,960
2025	3,880
Thereafter	14,521
$31,271

5. Shareholders’ Equity

Preferred Stock

Oncocyte is authorized to issue 5,000,000 shares of no-par value preferred stock. As of September 30, 2021, no preferred shares were issued or outstanding.

Common Stock

As of September 30, 2021, Oncocyte has 230,000,000 shares of common stock, no-par value, authorized. As of September 30, 2021 and December 31, 2020, respectively, Oncocyte had 92,157,820 and 69,116,802 shares of common stock issued and outstanding.

Common Stock Purchase Warrants

As of September 30, 2021, Oncocyte had an aggregate of 2,555,208 common stock purchase warrants issued and outstanding with exercise prices ranging from $1.69 to $5.50 per warrant. The warrants will expire on various dates through October 17, 2029. Certain warrants have “cashless exercise” provisions meaning that the value of a portion of warrant shares may be used to pay the exercise price rather than payment in cash, which may be exercised under any circumstances in the case of the 2017 Bank Warrants and 2019 Bank Warrants or, in the case of certain other warrants, only if a registration statement for the warrants and underlying shares of common stock is not effective under the Securities Act or a prospectus in the registration statement is not available for the issuance of shares upon the exercise of the warrants.

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

During the three and nine months ended September 30, 2021, no stock-based compensation expense was recorded with regard to the Performance-Based Options due to the discontinuation of development of DetermaDx™. During the three months ended September 30, 2020, none of the vesting conditions were met and, accordingly, no stock-based compensation expense was recorded during those periods. During the nine months ended September 30, 2020, certain performance conditions required for vesting were met, and, accordingly, 265,000 shares vested and $466,000 of stock-based compensation expense was recorded with regard to the Performance-Based Options during this period. As of September 30, 2021, there were no Performance-Based Options outstanding.

A summary of Oncocyte’s 2010 Plan activity and related information follows (in thousands except weighted average exercise price):

	Shares	Number	Weighted Average
	Available	of Options	Exercise
Options	for Grant	Outstanding	Price

Balance at December 31, 2020	-	1,218	$3.55
Options exercised	-	(159)	$2.26
Options forfeited, cancelled and expired	-	8	$3.15
Balance at September 30, 2021	-	1,067	$3.71
Exercisable at September 30, 2021		1,067	$3.71

As of September 30, 2021, 21,000,000 shares of common stock were reserved under the 2018 Incentive Plan for the grant of stock options or the sale of restricted stock or for the settlement of hypothetical units issued with reference to common stock (“RSUs”). Oncocyte may also grant stock appreciation rights under the 2018 Incentive Plan.

A summary of Oncocyte’s 2018 Incentive Plan activity and related information follows (in thousands except weighted average exercise price):

	Shares	Number	Number	Weighted
	Available	of Options	of RSUs	Average
	for Grant	Outstanding	Outstanding	Exercise Price

Balance at December 31, 2020	3,346	7,212	201	$2.60
RSUs vested	-	-	(201)	n/a
RSUs granted	(96)	-	96	$-
Options increase from Plan Amendment	10,000	-	-	n/a
Options granted	(4,745)	4,745	-	$5.01
Options exercised	-	(727)	-	$2.99
Options forfeited/cancelled	592	(592)	-	$3.26
Balance at September 30, 2021	9,097	10,638	96	$3.63
Options exercisable at September 30, 2021		3,354		$2.59

Oncocyte recorded stock-based compensation expense in the following categories on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 (unaudited and in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of revenues	$70	$38	$166	$60
Research and development	387	462	1,023	1,070
Sales and marketing	412	153	953	400
General and administrative	981	1,131	2,994	2,551
Total stock-based compensation expense	$1,850	$1,784	$5,136	$4,081

The assumptions that were used to calculate the grant date fair value of Oncocyte’s employee and non-employee stock option grants for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended
	September 30,
	2021	2020
Expected life (in years)	6.00	6.00
Risk-free interest rates	0.99%	1.14%
Volatility	99.85%	104.24%
Dividend yield	-%	-%

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If Oncocyte had made different assumptions, its stock-based compensation expense and net loss for the three and nine months ended September 30, 2021 and 2020 may have been significantly different.

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

7. Disaggregation of Revenues and Concentration Risk

The following table presents the percentage of consolidated revenues generated by unaffiliated customers that individually represent greater than ten percent of consolidated revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Medicare for DetermaRx	23%	35%	23%	27%
Medicare Advantage for DetermaRx	16%	*	17%	*
Pharma services Company A	*	*	*	21%
Pharma services Company B	*	28%	*	22%
Pharma services Other	26%	26%	11%	27%
Licensing - Company D	*	*	25%	*
Licensing - Company B	26%	*	12%	*

*	Less than 10%

The following table presents the percentage of consolidated revenues by products or services classes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
DetermaRx	41%	37%	40%	31%
Pharma Services	29%	63%	23%	69%
Licensing	30%	-	37%	-
Total	100%	100%	100%	100%

The following table presents the percentage of consolidated revenues attributable to geographical locations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
United States	61%	63%	41%	56%
Outside of the United States – Pharma Services	9%	37%	22%	44%
Outside of the United States – Licensing	30%	-	37%	-
Total	100%	100%	100%	100%

The following table presents Oncocyte’s total accounts receivable from third-party payers and other customers at September 30, 2021 and December 31, 2021.

	September 30, 2021	December 31, 2020
Medicare for DetermaRx™	$148	$91
Medicare Advantage for DetermaRx™	597	-
Pharma Services and other	287	112
Total	$1,032	$203

As of December 31, 2020, our accounts receivable were $0.2 million. During the nine months ending September 30, 2021, our accounts receivable increased by $4.1 million for revenues recognized, offset by cash collected of approximately $2.7 million and $0.5 million of deferred revenue recognized (see Notes 2 and 3).

The following table presents accounts receivable, as a percentage of total consolidated accounts receivables, from third-party payers and other customers that provided in excess of 10% of Oncocyte’s total accounts receivable.

	September 30, 2021	December 31, 2020
Medicare for DetermaRx™	14%	45%
Medicare Advantage for DetermaRx™	58%	*
Pharma Services Company A	*	35%

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

In connection with the Chronix and Razor acquisitions discussed in Note 3, a change in the acquirer’s valuation allowance that stems from the purchase of assets should be recognized as an element of the acquirer’s income tax benefit in the period of the acquisition. Accordingly, for the nine months ended September 30, 2021, Oncocyte recorded a $9.4 million partial release of its valuation allowance and a corresponding income tax benefit stemming from the estimated DTLs generated by the Razor intangible asset and Chronix IPR&D we acquired.

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

Oncocyte did not record any provision or benefit for income taxes for the three months ended September 30, 2020, as Oncocyte had a full valuation allowance for the periods presented.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Other than the partial releases discussed above, Oncocyte established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

During the three months ended September 30, 2021, Oncocyte received approval of its petition for alternative apportionment in California by the California Franchise Tax Board. As a result, Oncocyte has derecognized its uncertain tax position of $2.2 million discretely in the current quarter. There will be no financial statement impact as the uncertain tax positions were previously offset against Oncocyte’s California Net Operating Losses, which would otherwise have a full valuation allowance.

9. Right-of-use assets, machinery and equipment, net, and construction in progress

As of September 30, 2021 and December 31, 2020, rights-of-use assets, machinery and equipment, net, and construction in progress were as follows (in thousands):

	September 30, 2021
	(unaudited)	December 31, 2020

Right-of-use assets (1)	3,499	3,397
Machinery and equipment	6,206	2,480
Accumulated depreciation and amortization	(2,353)	(1,440)
Right-of-use assets, machinery and equipment, net	7,352	4,437
Construction in progress	285	2,087
Right-of-use assets, machinery and equipment, net, and construction in progress	7,637	6,524

(1).	Oncocyte recorded certain right-of-use assets and liabilities for operating leases in accordance with ASC 842 (see Notes 3 and 10).

Depreciation expense amounted to $255,000 and $69,000 for the three months ended September 30, 2021 and 2020, and $582,000 and $529,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

On August 27, 2021, Oncocyte entered into a lease agreement to add an additional suite to its Nashville office space, containing approximately 1,928 square feet of rentable space located at 2 International Plaza, Suite 103, Nashville TN. The term of the lease commences on October 1, 2021 and extends through April 9, 2024 and will serve as additional office space for Insight Genetics’s operations.

Application of leasing standard, ASC 842

The Irvine Lease is an operating lease under ASC 842 included in the tables below. The tables below provide the amounts recorded in connection with the application of ASC 842 as of, and during, the nine months ended September 30, 2021, for Oncocyte’s operating and financing leases (see Note 2).

Under the Laboratory Agreement discussed in Note 3, Oncocyte assumed all of Razor’s Laboratory Agreement payment obligations amounting to $450,000 per year. Although Oncocyte is not a party to any lease agreement with Razor or Encore, under the terms of the Laboratory Agreement, Oncocyte received the landlord’s consent for the use of the laboratory at Razor’s Brisbane, California location (the “Brisbane Facility”) under the terms of a sublease to which Encore is the sublessee. The sublease expires on March 31, 2023 (the “Brisbane Lease”). The laboratory fee payments to Encore include both laboratory services and the use of the Brisbane Facility. Under the provisions of the Laboratory Agreement, if Oncocyte terminates the Laboratory Agreement prior to the expiration of the Brisbane Lease, Oncocyte shall assume the costs related to the subletting or early termination of the Brisbane Lease. If the Laboratory Agreement were to be terminated on September 30, 2021, the aggregate payments due to the landlord for early cancellation of the Brisbane Lease would be approximately $227,000 (aggregate payments from October 1, 2021 through March 31, 2023). Oncocyte determined that the Laboratory Agreement contains an embedded operating lease for the Brisbane Facility, and Oncocyte allocated the aggregate payments to this lease component for purposes of calculating the net present value of the right-of-use asset and liability as of the inception of the Laboratory Agreement in accordance with ASC 842, as shown in the table below.

Financing lease

As of September 30, 2021, Oncocyte has one financing lease remaining through December 2023 for certain laboratory equipment with aggregate remaining payments of $279,000 shown in the table below. Oncocyte’s lease obligations are collateralized by the equipment financed under the lease schedule.

Operating and Financing leases

The following table presents supplemental cash flow information related to operating and financing leases for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Cash paid for amounts included in the measurement of financing lease liabilities:
Operating cash flows from operating leases	765	-
Operating cash flows from financing leases	27	363
Financing cash flows from financing leases	127	53
Right-of-use assets obtained in exchange for lease obligations
Operating lease, including lease acquired in Insight Genetics business combination	-	536

The following table presents supplemental balance sheets information related to operating and financing leases as of September 30, 2021 (in thousands, except lease term and discount rate):

September 30, 2021
Operating lease
Right-of-use assets, net	$2,690

Right-of-use lease liabilities, current	$685
Right-of-use lease liabilities, noncurrent	3,618
Total operating lease liabilities	$4,303

Financing lease
Machinery and equipment	$537
Accumulated depreciation	(309)
Machinery and equipment, net	$228
Current liabilities	$101
Noncurrent liabilities	144
Total financing lease liabilities	$245

Weighted average remaining lease term
Operating lease	5.5 years
Financing lease	2.3 years

Weighted average discount rate
Operating lease	11.16%
Financing lease	11.55%

Future minimum lease commitments are as follows (in thousands):

	Operating	Financing
	Leases	Leases
Year Ending December 31,
2021	$277	$31
2022	1,143	124
2023	1,048	124
2024	903	-
2025	869	-
Thereafter	1,594	-
Total minimum lease payments	$5,834	$279
Less amounts representing interest	(1,531)	(34)
Present value of net minimum lease payments	$4,303	$245

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

Employment Contracts

Oncocyte has entered into employment and severance benefit contracts with certain executive officers. Under the provisions of the contracts, Oncocyte may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives. As of September 30, 2021, Oncocyte accrued approximately $0.2 million in remaining severance obligations for certain executive officers, in accordance with the severance benefit provisions of their respective employment and severance benefit agreements, related to Oncocyte’s partial reduction in force plan and salary reduction agreements instituted in September 2020.

Indemnification

In the normal course of business, Oncocyte may provide indemnification of varying scope under Oncocyte’s agreements with other companies or consultants, typically Oncocyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Oncocyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Oncocyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Oncocyte’s diagnostic tests. Oncocyte’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from Oncocyte’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or license agreement to which they relate. The Purchase Agreement also contains provisions under which Oncocyte has agreed to indemnify Razor and Encore from losses and expenses resulting from breaches or inaccuracy of Oncocyte’s representations and warranties and breaches or nonfulfillment of Oncocyte’s covenants, agreements, and obligations under the Purchase Agreement. Oncocyte periodically enters into underwriting and securities sales agreements with broker-dealers in connection with the offer and sale of Oncocyte securities. The terms of those underwriting and securities sales agreements include indemnification provisions pursuant to which Oncocyte agrees to indemnify the broker-dealers from certain liabilities, including liabilities arising under the Securities Act, in connection with the offer and sale of Oncocyte securities. The potential future payments Oncocyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, Oncocyte has not been subject to any claims or demands for indemnification. Oncocyte also maintains various liability insurance policies that limit Oncocyte’s financial exposure. As a result, Oncocyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, Oncocyte has not recorded any liabilities for these agreements as of September 30, 2021 and December 31, 2020.

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

On September 23, 2021, Oncocyte entered into a Warrant Exercise Agreement with Broadwood, pursuant to which (i) Oncocyte agreed to reduce the exercise price of a common stock warrant held by Broadwood to purchase up to 573,461 shares of common stock from $3.25 per share to $3.1525 per share; and (ii) Broadwood agreed to exercise the common stock warrant in full on or prior to September 30, 2021. Shortly after executing the Warrant Exercise Agreement, Broadwood exercised the common stock warrant in full and received 573,461 shares in exchange for payment to Oncocyte of $1,807,835.81.

Consulting Services

During the three months ended March 31, 2020, Oncocyte incurred consulting fees of $0.3 million to a consulting firm in which Oncocyte’s current President and Chief Executive Officer, Ronald Andrews, and Oncocyte’s current Chief Scientific Officer (“CSO”), Douglas Ross, were former partners. Mr. Andrews resigned from the firm as an active partner effective June 30, 2019, the date prior to commencement of his employment by Oncocyte. Since Dr. Ross’ appointment as CSO in March 2020, and while he remains employed by Oncocyte, Dr. Ross will no longer provide any services nor receive any payments for services from the consulting firm. Payments for the three months ended March 31, 2021 were insignificant. No payments were made for the three and nine months ended September 30, 2021.

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

Amended Loan Agreement

On October 17, 2019, Oncocyte entered into a First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”) with the Bank pursuant to which Oncocyte obtained a new $3 million secured credit facility (“Tranche 1”), a portion of which was used to repay the remaining balance of approximately $400,000 on outstanding loans from the Bank, plus a final payment of $116,000, under the February 21, 2017 Loan Agreement. The credit line under the Amended Loan Agreement may be increased by an additional $2 million (“Tranche 2”) if Oncocyte obtains at least $20 million of additional equity capital, as was the case with the original Loan Agreement, and a positive final coverage determination is received from CMS for DetermaRx at a specified minimum price point per test (the “Tranche 2 Milestone”), and Oncocyte is not in default under the Amended Loan Agreement. As of September 30, 2021, Oncocyte had satisfied the Tranche 2 Milestone and was eligible to borrow the $2 million Tranche 2 funds. However, Oncocyte has not yet borrowed any funds under Tranche 2.

Payments of interest only on the principal balance were due monthly from the draw date through March 31, 2020, followed by 24 monthly payments of principal and interest, but the Bank has agreed to a deferral of principal payments, as discussed below. The outstanding principal balance of the loan will bear interest at a stated floating annual interest equal to the greater of (a) the prime rate or (b) 5% per annum. As of September 30, 2021, the latest published prime rate was 3.25% per annum.

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

At maturity of the loan, Oncocyte will also pay the Bank an additional final payment fee of $200,000, which was recorded as a deferred financing charge in October 2019 and is being amortized to interest expense over the term of the loan using the effective interest method. As of September 30, 2021, the unamortized deferred financing cost was $22,000.

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

On October 17, 2019, in conjunction with Tranche 1 becoming available under the Amended Loan Agreement, Oncocyte issued a common stock purchase warrant to the Bank (the “2019 Bank Warrant”) entitling the Bank to purchase 98,574 shares of Oncocyte common stock at the initial “Warrant Price” of $1.69 per share through October 17, 2029. The number of shares of common stock issuable upon the exercise of the 2019 Bank Warrant will increase on the date of each draw, if any, on Tranche 2. The number of additional shares of common stock issuable upon the exercise of the 2019 Bank Warrant will be equal to 0.02% of Oncocyte’s fully diluted equity outstanding for each $1 million draw under Tranche 2. The Warrant Price for Tranche 2 warrant shares will be determined upon each draw of Tranche 2 funds and will be closing price of Oncocyte common stock on the NYSE American or other applicable market on the date immediately before the applicable date on which Oncocyte borrows funds under Tranche 2. The Bank may elect to exercise the 2019 Bank Warrant on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the 2019 Bank Warrant is being exercised by (A) the excess of the fair market value of the common stock over the applicable Warrant Price, divided by (B) the fair market value of the common stock. The fair market value of the common stock will be last closing or sale price on a national securities exchange, interdealer quotation system, or over-the-counter market. As of September 30, 2021, Oncocyte has not yet borrowed any funds under Tranche 2.

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

None.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended September 30, 2021 to the matters that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, except as disclosed in Note 2 to our condensed consolidated interim financial statements included elsewhere in this Report.

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

Operating Summary for the Three and Nine Months ended September 30, 2021 and 2020

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change

Revenues	984	555	429	77%	4,138	713	3,425	480%
Cost of revenues	1,850	601	1,249	208%	5,319	1,139	4,180	367%
Research and development expenses	3,142	2,615	527	20%	9,040	8,000	1,040	13%
Sales and marketing expenses	2,931	1,568	1,363	87%	7,858	4,620	3,238	70%
General and administrative expenses	5,495	4,995	500	10%	18,193	13,378	4,815	36%
Change in fair value of contingent consideration	1,170	(2,980)	4,150	-139%	2,260	(2,980)	5,240	-176%
Loss from operations	(13,604)	(6,244)	(7,360)	118%	(38,532)	(23,444)	(15,088)	64%
Other income (expense)	(196)	(539)	343	-64%	962	(1,274)	2,236	-176%
Loss before income taxes	(13,800)	(6,783)	(7,017)	103%	(37,570)	(24,718)	(12,852)	52%
Income tax benefit	-	-	-	n/a	9,358	1,095	8,263	755%
Net Loss	(13,800)	(6,783)	(7,017)	103%	(28,212)	(23,623)	(4,589)	19%

Results of Operations – Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020

Revenues increased by $0.4 million to $1.0 million for the three months ended September 30, 2021, as compared to $0.6 million in the comparable prior year quarter, primarily due to increased revenues in DetermaRx™ tests, and new licensing revenue recognized.

Loss before income taxes was $13.8 million for the three months ended September 30, 2021, and $6.8 million for the three months ended September 30, 2020. Net change in loss before income taxes was comprised of the change in revenues described above and other changes in operating expenses and other income and expenses as follows:

● DetermaRx™ testing revenue increased by $0.2 million due to an increase in revenue from increased tests during the quarter, supplemented by an increase of $0.3 million in new licensing revenues. Pharma Services revenue decreased by $0.1 million due to a decreased number of contracts performed during the period.

● Cost of revenue and amortization of acquired intangibles increased by $1.3 million, from $0.6 million to $1.9 million, primarily due to increased allocated labor and overhead associated with performing our DetermaRx™ tests and Pharma Services, and with providing revenue deliverables under our license agreements, as well as increased noncash amortization of acquired intangible assets such as our Razor asset and customer relationship intangible assets acquired as part of the Insight merger.

● Research and development expenses increased to $3.1 million, primarily due to increased headcount and continued development of DetermaIO™, DetermaTx™, and DetermaMx™; clinical trials to promote the commercialization of DetermaRx™, and, with the recent completion of the Chronix merger, the development of our planned DetermaCNI™.

● Sales and marketing expenses increased to $2.9 million as we continue to market and sell DetermaRx™.

● General and administrative expenses increased to $5.5 million, primarily due to increased headcount, consulting, and insurance expenses.

● Change in fair value of contingent considerations by decreased $4.2 million, from a gain of $3.0 million to a loss of $1.2 million, due to revised estimates of the timing of possible future payouts.

● Other expenses decreased by $0.3 million, from $0.5 million to $0.2 million, primarily due to a pro rata loss from our equity method investment in Razor prior to February 24, 2021.

Results of Operations – Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020

Revenues increased by $3.4 million to $4.1 million for the nine months ended September 30, 2021, as compared to $0.7 million in the comparable prior year period, primarily due to increased revenues from DetermaRx™ tests, Pharma Services performed and new licensing revenue recognized.

Loss before income taxes was $37.6 million for the nine months ended September 30, 2021, and $24.7 million for the nine months ended September 30, 2020. Net change in loss before income taxes was comprised of the change in revenues described above and other changes in operating expenses and other income and expenses as follows:

● DetermaRx™ testing revenue increased by $1.4 million due to an increase in revenue from increased tests during the period, supplemented by an increase of $1.5 million in new licensing revenues and $0.5 million in Pharma Services revenue due to an increased number of contracts performed during the period.

● Cost of revenue and amortization of acquired intangibles increased by $4.2 million, from $1.1 million to $5.3 million, primarily due to increased allocated labor and overhead associated with performing our DetermaRx™ tests and Pharma Services, and with providing revenue deliverables under our license agreements, as well as increased noncash amortization of acquired intangible assets such as our Razor asset and customer relationship intangible assets acquired as part of the Insight merger.

● Research and development expenses increased to $9.0 million, primarily due to increased headcount and continued development of DetermaIO™, DetermaTx™, and DetermaMx™; clinical trials to promote commercialization of DetermaRx™; and, with the recent completion of the Chronix merger, the development of our planned DetermaCNI™ test.

● Sales and marketing expenses increased to $7.9 million as we continue to market and sell DetermaRx™.

● General and administrative expenses increased to $18.2 million, primarily due to increased headcount, severance, consulting, and insurance expenses.

● Change in fair value of contingent considerations decreased by $5.3 million, from a gain of $3.0 million to a loss of $2.3 million, due to revised estimates of the timing of possible future payouts.

● Other expenses increased by $2.3 million, from an expense of $1.3 million to an income of $1.0 million, primarily due to the gain on extinguishment of debt from the forgiveness of the PPP loan obligation in May 2021, and the elimination of the pro rata loss from our equity method investment in Razor prior to February 24, 2021.

Revenues (amounts in thousands, except percentage changes)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
DetermaRx	$402	$208	$194	93%	$1,654	$219	$1,435	655%
Pharma Services	282	347	(65)	-19%	967	494	473	96%
Licensing	300	-	300	n/a	1,517	-	1,517	n/a
Total	$984	$555	$429	77%	$4,138	$713	$3,425	480%

Comparison of Three Months Ended September 30, 2021 and Three Months Ended June 30, 2021

	Three	Three
	Months	Months
	Ended	Ended
	September 30,	June 30,	$ Increase	% Increase
	2021	2021	(Decrease)	(Decrease)
DetermaRx	$402	$645	$(243)	-38%
Pharma Services	282	168	114	68%
Licensing	300	1,217	(917)	-75%
Total	$984	$2,030	$(1,046)	-52%

Revenues (amounts in thousands, except percentage changes)

We recognize testing revenues for our services in accordance with the provisions of ASC 606, Revenue from Contracts with Customers as further discussed in Note 2 of this Report. During the first quarter of 2020, we generated revenues for the first time since our company’s inception in 2009. We currently derive our revenues from Pharma Services generated by our wholly owned subsidiaries, Insight and Chronix, which we acquired on January 31, 2020 and April 15, 2021, respectively, and from the sale of our lung cancer stratification test, DetermaRx™, which we commercially launched in early 2020. In the three months ending September 30, 2021, we also generated revenues from our DetermaRx™ and TheraSure™ technology licensing. See Notes 2 and 3.

Under U.S. generally accepted accounting principles, we may not recognize revenues even if we have performed the diagnostic tests we have commercialized until we have contracts for reimbursement from third-party payers and a history of experience of cash collections for the tests we perform. Until we develop that experience or have the contracts in place with payers or there is Medicare or other insurance coverage for a test, we recognize revenue upon payment for the tests that we perform. In September 2020, we received a final pricing decision for our DetermaRx™ test from CMS and commenced recognizing revenue on an accrual basis when DetermaRx™ tests are performed for Medicare covered patients, or when payment was approved by Medicare in the case of certain tests performed prior to September 2020. As of March 31, 2021, we also commenced accruing Medicare Advantage covered tests at the CMS approved rate. All other payers for the DetermaRx™ test are currently recognized upon payment. For financial accounting purposes, regardless of when, or whether, revenues may be recognized, we incurred and accrued costs of revenues and other operating expenses discussed below related to any services we perform. Our ability to increase our testing revenue for DetermaRx™ will depend on our ability to penetrate the market and obtain coverage from additional third-party payers.

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

Pharma Services revenues are generated under discrete agreements for particular customer projects that generally expire with the completion or termination of the customer’s project. Accordingly, different customers may account for greater or lesser portions of Pharma Services during different accounting periods, and Pharma Services revenues may exhibit a larger variance from accounting period to accounting period than other revenues such as DetermaRx testing revenues. During the three months ended September 30, 2021, Pharma Services revenues increased from the amounts recognized during three months ended June 30, 2021 reflecting increased sample volumes from biopharma clinical trials.

Licensing revenues for the three months ended September 30, 2021 primarily reflect the revenue recognition of $0.3 million from amortization of the $0.7 million deferred revenue from the Chronix acquisition. Like Pharma Services revenues, licensing revenues may vary significantly between accounting periods reflecting the attainment of additional licensing agreement milestones that trigger license fees payable to Oncocyte, or reflecting the beginning or end of a revenue stream upon the commencement or termination of a license agreement related to a particular customer project.

The following table presents the percentage of consolidated revenues by products or services classes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
DetermaRx	41%	37%	40%	31%
Pharma Services	29%	63%	23%	69%
Licensing	30%	-	37%	-
Total	100%	100%	100%	100%

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

Research and development expenses

We expect to continue to incur a significant amount of research and development expenses during the foreseeable future. Although we have terminated development work for our DetermaDx product line, we will continue development of DetermaIO™, DetermaTx™, and DetermaMx™; clinical trials to promote commercialization of DetermaRx™; and, with the recent completion of the Chronix merger, the development of our planned DetermaCNI™ test. Our future research and development efforts and expenses will also depend on the amount of capital that we are able to raise to finance those activities and whether we acquire rights to any new diagnostic tests. A portion of our costs for leasing and operating our CLIA laboratories in California and Tennessee, and in Germany with the recent completion of the Chronix Merger, will also be included in research and development expenses to the extent allocated to the development of our diagnostic tests.

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

General and administrative expenses

A summary of the main drivers of the change in general and administrative expenses for the periods presented, is as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Personnel costs and board fees	$1,901	$1,198	$703	59%	$4,384	$4,174	$210	5%
Non-cash stock compensation expense	1,029	1,129	(100)	-9%	2,995	2,546	449	18%
Non-recurring severance expense	-	1,169	(1,169)	-100%	2,452	1,169	1,283	110%
Legal expense	679	410	269	66%	2,162	1,491	671	45%
Corporate, general and administrative costs	1,886	1,089	797	73%	6,200	3,998	2,202	55%
Total	$5,495	$4,995	$500	10%	$18,193	$13,378	$4,815	36%

Change in fair value of contingent consideration

We will pay contingent consideration if various payment milestones are triggered under the merger agreements through which we acquired Insight and Chronix. See Note 3 to our condensed consolidated interim financial statements included in this Report. Changes in the fair value of the contingent consideration will be based on our reassessment of the key assumptions underlying the determination of this liability as changes in circumstances and conditions occur from the Insight and Chronix acquisition dates to the reporting period being presented, with the subsequent change in fair value recorded as part of our consolidated loss from operations for that period. For the nine months ended September 30, 2021, we recorded an unrealized loss of approximately $2.3 million related to the increase in the fair value of contingent consideration primarily attributable to a revised estimate of the timing of the possible future payouts.

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

Income taxes

In connection with the Chronix and Razor acquisitions discussed in Note 3 to our condensed consolidated interim financial statements included elsewhere in this Report, a change in the acquirer’s valuation allowance that stems from the purchase of assets should be recognized as an element of the acquirer’s income tax benefit in the period of the acquisition. Accordingly, for the nine months ended September 30, 2021, we recorded a $9.4 million partial release of our valuation allowance and a corresponding income tax benefit stemming from the deferred tax liability generated by the Chronix and Razor intangible assets we acquired.

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

Oncocyte did not record any provision or benefit for income taxes for the three months ended September 30, 2021 and September 30, 2020, as Oncocyte had a full valuation allowance for the periods presented.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Other than the partial releases discussed above, we established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets.

Liquidity and Capital Resources

We finance our operations primarily through the sale of our common stock. We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $151.9 million at September 30, 2021. We expect to continue to incur operating losses and negative cash flows for the near future.

During the nine months ended September 30, 2021 we raised approximately $75.0 million in net cash proceeds through sales of shares of our common stock. We used $11.1 million, net of cash acquired, of those proceeds as part of the purchase price paid to acquire Razor and Chronix in February 2021 and April 2021, respectively (see Note 3). At September 30, 2021, we had $43.3 million of cash and cash equivalents, and held shares of Lineage and AgeX common stock as marketable equity securities valued at $0.9 million. We raised approximately $6.1 million of additional cash, net of fees and commissions, during July 2021 through sales of shares of our common stock in “at-the-market” transactions as discussed in Note 1 to our condensed consolidated interim financial statements. We believe that our current cash, cash equivalents, and marketable equity securities are sufficient to finance our current operations through at least twelve months from the issuance date of the condensed consolidated interim financial statements included in this Report.

We expect that our operating expenses will increase as we build our marketing and sales force and add new equipment and personnel to our CLIA laboratories to commercialize DetermaRx™, followed by DetermaIO™ for clinical use and other diagnostic tests in our pipeline after development is completed, including DetermaCNI™ acquired through the Chronix Merger. Although we intend to market our diagnostic tests in the United States through our own sales force, we are also beginning to make marketing arrangements with distributors in other countries. We may also explore a range of other commercialization options in order to enter overseas markets and to reduce our capital needs and expenditures, and the risks associated the timelines and uncertainty for attaining the Medicare reimbursement approvals that will be essential for the successful commercialization of additional cancer diagnostic tests. Those alternative arrangements could include marketing arrangements with other diagnostic companies through which we might receive a licensing fee and royalty on sales, or through which we might form a joint venture to market one or more tests and share in net revenues, in the United States or abroad.

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

Cash used in operations

During the nine months ended September 30, 2021 and 2020, our total research and development expenses were $9.0 million and $8.0 million, respectively, our sales and marketing expenses were $7.9 million and $4.6 million, and our general and administrative expenses were $18.2 million and $13.4 million, respectively. We also incurred $5.3 million in cost of revenues, including $2.4 million amortization of intangible expenses, in the first nine months of 2021. Net loss for the nine months ended September 30, 2021 amounted to $28.2 million and net cash used in operating activities amounted to $28.9 million. Our cash used in operating activities during the nine months ended September 30, 2021 does not include the following noncash items: $9.4 million in income tax benefit; $5.1 million in stock-based compensation; $1.1 million gain on extinguishment of debt; $2.3 million in loss from change in fair value of contingent consideration; $3.1 million in depreciation and amortization expenses; $0.2 million in unrealized gain on marketable equity securities; and $0.3 million in pro rata loss from our equity method investment in Razor. Changes in operating assets and liabilities were approximately $0.8 million as an additional use of cash.

Cash used in investing activities

During the nine months ended September 30, 2021, net cash used in investing activities was $13.6 million, primarily attributable to the acquisition of the remaining interests in Razor, net of cash acquired, of $6.6 million; $1.8 million paid for construction in progress and purchase of furniture and equipment; $0.6 million repayment of the Insight cash holdback; and $4.5 million for the acquisition of Chronix.

Cash provided by financing activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $78.6 million, primarily attributable to $75.0 million of net cash proceeds from the sale of shares of common stock, including $12.3 million of net cash proceeds from at-the-market transactions, $2.6 million from exercises of warrants, and $2.6 million from exercises of stock options, offset by repayments of principal on loans payable and financing lease obligations of $1.3 million, and $0.2 million on common shares received and retired for employee taxes paid.

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Numbers	Exhibit Description

3.1	Articles of Incorporation with all amendments (Incorporated by reference to Oncocyte Corporation’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 14, 2021)

3.2	Amended and Restated By-Laws (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2020)

10.1	Change in Control and Executive Severance Plan Agreement, dated October 4 2021, between Oncocyte Corporation and Gisela Paulsen (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2021)

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101	Interactive Data Files*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOCYTE CORPORATION

Date: November 9, 2021	/s/ Ronald Andrews
Ronald Andrews
President and Chief Executive Officer

Date: November 9, 2021	/s/ Mitchell Levine
Mitchell Levine
Chief Financial Officer

