Form 10-K
period 2021-12-31
Oncocyte Corp
filed 2022-03-11
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The approximate aggregate market value of shares of voting common stock held by non-affiliates computed by reference to the price at which shares of common stock were last sold as of June 30, 2021 was approximately $297.6 million. Shares held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 3, 2022, there were outstanding 92,246,604 shares of common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Shareholders are incorporated by reference in Part III

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

Item 1. Business

Development of Our Business

Oncocyte is a molecular diagnostics company focused on developing and commercializing proprietary tests, initially offered as laboratory-developed tests (“LDTs”), to serve unmet medical needs across the cancer care continuum. Our tests aim to provide actionable information to physicians and patients at critical decision points to optimize treatment decisions, including the selection of immunotherapy, targeted therapy and blood-based treatment monitoring to improve patient outcomes, and reduce overall cost of care.

We have completed three strategic asset and business acquisitions during 2019, 2020 and early 2021 that transformed Oncocyte into a company with a broad menu of laboratory-developed tests that physicians may use at different critical decision points in cancer diagnosis and treatment to support decision-making. In the cancer space, physicians utilize DNA and RNA based testing, also known as molecular testing, to inform treatment decisions for patients diagnosed with cancer. Increasingly, physicians are also performing blood-based molecular testing multiple times during the course of a patient’s treatment, also known as monitoring, to detect response or lack of response to therapy in order to make early and timely changes in patient management. We believe that our menu, which includes proprietary tests for treatment selection (DetermaIOTM), and blood-based monitoring detecting cell-free derived tumor DNA (DetermaCNI™), will enable the physician to better manage their patient’s disease from diagnosis through monitoring and deliver a significant source of corporate differentiation in the LDT space. We believe that our effort to provide clinically actionable tests for certain key decision points along the continuum of patient management (shown below) will mitigate the inherent risk of being a single product company and should lead to greater revenue opportunities in rapidly emerging markets in cancer treatment.

As part of the strategy to become relevant in the broader diagnostic continuum, we launched DetermaRxTM via our acquisition of in Razor Genomics, Inc. (“Razor”) in September 2019. DetermaRx™, is the first and only test to predict patient’s risk of cancer recurrence following surgery and response to chemotherapy in early-stage lung cancer, and is our first test to be commercialized and reimbursed by Medicare. DetermaRxTM serves an unmet clinical need by helping to guide treatment decisions given the 30-50% mortality rate in patients in the absence of timely chemotherapy treatment. During February 2021 we acquired all outstanding shares of Razor common stock which is now a wholly owned subsidiary of Oncocyte.

In January 2020, we acquired Insight Genetics, Inc. (“Insight”) which significantly expanded our product pipeline by adding DetermaIOTM, a proprietary gene expression assay that is designed to classify the tumor immune microenvironment and identify patients most likely to respond to immune checkpoint inhibition (ICI). The clinical utility of this test is supported by data in hundreds of patients across multiple cancers, including Lung, Breast, Bladder and Kidney cancers and using diverse ICI agents including Keytruda (pembrolizumab), Tecentriq (atezolizumab), Opdivo (nivolumab). This class of drugs are now approved for 16 different cancers and more than one million patients are estimated to be eligible annually in the United States alone. The worldwide market opportunity is 4.1 million patients. However, the response prediction based on treatment selection using currently available biomarkers like PD-L1 and TMB to ICI treatment is not very accurate. DetermaIOTM addresses the unmet need for a test that can improve upon the performance of these tests in better identifying responders and non-responders to immunotherapies. In clinical studies, DetermaIOTM has showed 41% higher response (PFS) compared to standard of care biomarker (PD-L1). Compared to TMB, DetermaIOTM identified up to 30% more patients and compared to PD-L1, DetermaIOTM identified up to 20% more patients who benefited from Immune Checkpoint Inhibitors (ICI). This test has now been commercialized via an Early Access Program.

During February 2021, we and our newly organized wholly owned subsidiary CNI Monitor Sub, Inc. entered into an Agreement and Plan of Merger (the “Chronix Merger Agreement”) pursuant to which, in April 2021, we acquired Chronix Biomedical, Inc. (“Chronix”) through a merger of Chronix with our subsidiary. By acquiring Chronix, we added Chronix’s TheraSure™-CNI Monitor to our diagnostic test pipeline. The CNI Monitor, which we plan to market as DetermaCNI™, is a patented, blood only test for treatment response monitoring. Oncocyte’s DetermaCNITM is a test used to measure and monitor cancer treatment success by detecting changes in circulating tumor DNA (ctDNA) levels, a minimally-invasive biomarker, during the course of treatment. The test is differentiated from other currently used methods because it does not require an upfront tissue sample, which can be hard to obtain, and also provides a genome-wide assessment as opposed to evaluating a subset of genes. Current tests that monitor Minimal Residual Disease measure the amount of cfDNA in a patient’s blood post-surgery to determine if there is a chance for recurrence, where as, DetermaCNITM measures Copy Number Instability to monitor whether the disease is progressing and help determine whether the treatment is having the intended impact on a patient’s tumor. The test converts cell-free DNA (cfDNA) next-generation sequencing (NGS) results into a proprietary genome-wide copy number instability (CNI) score which can be used to monitor and guide ongoing treatment decisions. This test is differentiated from other monitoring tests in two ways. The first is that it does not require tumor tissue upfront which can be hard or impossible to obtain. The second is that the test measures copy number variation across the whole genome as opposed to existing tests that focus on mutations identified in a patient’s diagnostic biopsy specimen. This test is supported by several publications including a publication for detecting progression on immunotherapy, and detecting recurrence in patients with ovarian cancer following surgery. Our initial focus will be to offer the CNI Monitor for research use and pharma trials. Our ultimate goal will be to establish the CNI Monitor for clinical use as a blood-based monitoring test.

In addition to the CNI Monitor, Chronix has certain IP-protected organ transplant technology, which enables a precise quantification of donor-derived cell-free DNA (dd-cfDNA) using digital PCR. dd-cfDNA monitoring after solid organ transplantation is a well published technology that has been shown to aid in the early detection of transplant rejection. Chronix has published clinical validation in large cohorts of kidney, liver and heart recipients. Chronix has laboratory operations in Germany that can support the continued development and commercial launch of the Therasure ™ CNI Monitor, Therasure ™ Transplant Monitor and other tests, including our DetermaRx™ and DetermaIO™, in Germany and other EU member countries after the merger.

The Cancer Care Continuum

The cancer care continuum that is the focus of our business can be divided into three important components of information that physicians require to manage their patients through the full term of cancer care:

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

While our sales efforts currently focus on physicians managing patients with lung cancer, the pipeline of tests we plan to offer in the future will expand to all solid tumors and, strategically, our clinical studies and trials with pharma companies will not be limited to lung cancer given the early success of our test in other solid tumors. Our proprietary diagnostic tests are focused on the interrogation of RNA signatures, the coding component that converts DNA code into actual protein production within a cell, from tumor tissue or peripheral blood samples and target key clinical questions that are critical to better management of cancer, from treatment through monitoring of therapeutic efficacy and recurrence of certain cancers. As we expand the scope of our test offerings towards the goal of addressing more key clinical decision points in lung and other cancers, we remain technology agnostic, and aim to continue to identify tests that allow us to reduce to practice the findings from large scale genomic profiling leading to the best approach that addresses the needs of patients and physicians in a manner consistent with the need for rapid turnaround time and judicious use of precious tumor tissue or blood samples while delivering good health economic outcomes.

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

We are building Oncocyte to be a “one stop lab” for treatment decisions for every patient diagnosed with a solid tumor, by delivering to the treating oncologist proprietary biomarker testing that offers incremental information to inform patient treatment and monitor response to therapy, in combination with the current standard of care testing they order today. Since DetermaRxTM and DetermaIOTM would only be offered by Oncocyte, our goal is to become the preferred lab for physicians for both our proprietary tests and more traditional tests otherwise offered by many different labs that we can perform in our CLIA laboratories. An example of this testing would be for a patient diagnosed with lung cancer, for whom standard of care targeting information on EGFR, ALK, PD-L1 would be offered, plus DetermaIOTM our proprietary test for informing immune therapy decisions, all using the same patient tumor or blood sample. This would allow informed selection of targeted immune-therapy and potentially the need for additional cytotoxic chemotherapy. For the course of treatment, we are developing blood-based monitoring tools to detect non-response or progression on therapy to inform timely treatment changes.

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

DetermaRxTM – Treatment selection in early-stage lung cancer

Oncocyte’s first commercially available laboratory-developed test is DetermaRxTM, the only commercialized predictive molecular test for early-stage adenocarcinoma of the lung. This gene expression-based test provides information that a physician can use to help identify early-stage, surgically resected patients with Stage I and IIA non-squamous non-small cell lung cancer (NSCLC) who are at high-risk of recurrence and may benefit from chemotherapy.

NSCLC of the lung is the most common type of lung cancer accounting for 80% to 85% of incidence. Survival rates for patients diagnosed at an early stage are significantly higher than those for patients whose lung cancer is diagnosed at an advanced stage such as Stage III or Stage IV. Surgery is the standard of care for patients diagnosed with early-stage (Stage I and Stage IIA) lung cancer. Yet even after complete surgical resection, between 30% to 50% of those early-stage patients have a recurrence of the disease. Trials of chemotherapy treatment in early-stage disease have been inconclusive as to whether the early-stage treatment improves outcomes in un-stratified patients. Current guidelines suggest risk stratification and use of adjuvant (post-surgery) chemotherapy in “high-risk” patients. However, the recommendations for assessment of risk are subjective and lack clinical studies that validate their usefulness in informing the use of chemotherapy.

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

The results from the prospective study published in Clinical Lung Cancer 2018 and presented at the North American Lung Conference (NA IASCLC) in 2020 were compelling. Patients who were identified as “high risk” and treated with double platinum chemotherapy had a 3% recurrence rate compared to a 30% cancer recurrence rate in high-risk patients who declined chemotherapy.

We believe that there is an annual U.S. market opportunity of approximately 40,000 patients or approximately $126 million for DetermaRx™ based on our reimbursement levels approved by CMS in 2021. This market is expected to grow as high-risk screening recommendations are adopted, resulting in more patients being screened through Low Dose CT (LDCT) scans and diagnosed at an early stage. The European market presents a similar number of patients per year, while China represents the largest patient population with over 250,000 early-stage lung cancer cases per year.

DetermaRxTM has been validated in three independent cohorts with close to 1,400 patients and test data has been published in top-tier peer reviewed publications including Lancet Oncology, JAMA, and the Journal of Thoracic Oncology. Importantly, the impact of the use of chemotherapy in high-risk patients was demonstrated in a paper published in Clinical Lung Cancer in 2017. We have also initiated an international prospective definitive clinical trial randomizing molecular high-risk patients to adjuvant chemotherapy or surgical intervention alone in order to gather the highest level of evidence supporting the predictive information of DetermaRxTM. If successful, this study will strongly support access to the entire global market, including countries whose regulatory entities require the most stringent evidence for test reimbursement or marketing.

DetermaIOTM – Immunotherapy treatment selection

For patients diagnosed with cancer, immunotherapies, particularly immune checkpoint inhibitors (ICI’s) targeting PD-1 and PD-L1, drug class that helps recruit the body’s immune system to attack the growing tumor. ICIs are approved in 16 different tumor types and it is estimated that 4.1 million patients are eligible for these drugs in the US alone. Pharmaceutical companies are continuing to invest heavily in this space, with hundreds of clinical trials ongoing, and a number of drugs approved by the FDA for all solid tumors, including pembrolizumab (KeytrudaTM), nivolumab (OpdivoTM), and atezolizumab (TecentriqTM).

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

DetermaIOTM is a proprietary molecular test that has proven in multiple clinical studies, including a gold-standard randomized clinical trial (RCT) to provide incremental utility beyond the current tests being used to identify patients who will have a response to ICIs, and represents a solid opportunity to provide better information for patient management leading to better patient outcomes as well as saving the healthcare systems in the US significant cost. The test has been successfully validated in four tumor types and across all four major ICIs (Keytruda, Opdivo, Tecentriq and Imfinizi). In clinical studies DetermaIOTM Showed 41% higher response (PFS) compared to standard of care biomarker (PD-L1). Compared to the other commonly used biomarker, Tumor Mutational Burden (TMB), DetermaIOTM identified up to 30% more patients, and compared to PD-L1, DetermaIOTM identified up to 20% more patients who benefited from Immune Checkpoint Inhibitors (ICI We completed the CLIA validation of DetermaIO™ in April 2020 and launched the test for research use. The test was launched via an Early Access Program in the fourth quarter of 2021. There are approximately 3,000 PD-1/PD-L1 targeted therapy clinical trials ongoing that are expected to recruit over 500,000 patients. This represents a potential $1 billion market opportunity for immune-therapy clinical trial services to pharma companies developing ICIs which could be addressed by our Pharma Services operations

We also believe, based on our projected reimbursable pricing model, that the clinical use of DetermaIOTM will address a potential $3 billion TAM opportunity. The actual TAM for DetermaIO™ in medical practice will depend upon a variety of factors including our ability to demonstrate the efficacy and clinical utility of the test, the extent of physician acceptance of the test, whether the test will be approved for Medicare reimbursement, and, if reimbursement is approved, the actual approved reimbursement price.

How DetermaIOTM May Inform the Choice of Therapies

Despite the potential benefit of immunotherapy, the treatment is very costly, while only a fraction of patients respond, and the treatment is associated with side effects including emergence of autoimmune disorders. There is a pressing need to more accurately identify responders and non-responders to maximize optimize use of the therapies in responders while reducing its use in likely non-responders. DetermaIO™ was developed for that purpose. The test measures the expression level of twenty-seven selected genes which are interpreted through the use of a proprietary algorithm (patent pending) which computes a quantitative score that incorporates information from the immune inflammatory infiltrates within and around the tumor combined with information from the wound response surrounding the tumor. An established threshold is used to classify patients as likely responder or likely non-responder whose association with response to immune therapy has now been validated in several independent clinical studies in multiple different cancer types.

The diagram below reflects the importance of the biology of the tissue immune micro-environment and explains why we believe DetermaIOTM is an important breakthrough complimenting the current therapy decision process for physicians considering immune checkpoint inhibitors. The figure depicts that every individual forms tumor cells during their lifetime, but our immune system recognizes these abnormal cells and attacks and removes them keeping them from growing into a clinically relevant cancer. When the immune system is over-active and reacts to normal cells, it results in autoimmune disorders. The balance between killing these near normal tumor cells and normal cells is called immune homeostasis and is largely governed by biologic systems called immune checkpoints. When tumors cells disrupt these checkpoints and overwhelm the immune system, a cancer develops. One mechanism by which tumor and the immune system regulate the intensity of immune surveillance is through modulating expression of PD-1 and PD-L1 that together regulate the activity immune effector cells. ICI therapeutics have been developed that block these receptor sites and allow the immune system to once again “see” the tumor and attack and restore the immune system’s ability to kill cancer cells. Because these drugs work on immune cells regardless of their targets, the side effects of these drugs can be enhanced autoimmunity. Unfortunately, response rates to ICI’s are only approximately 15% to 40% depending upon tumor type. However, responses are often durable although resistance does evolve during treatment in some patients. The early success of these drugs has stimulated deeper investigation into the mechanism by which tumors evade the immune system which has revealed a complex interplay between tumor evasion strategies, the activity of immune effector cells and the tissue repair mechanisms that modulate anti-tumor activity. The balance between signal from the tumor, signals from the inflammatory cells invading the tumor, and signals from the wound response are now understood to account for resistance to ICI’s and are the target of second-generation therapeutic strategies to overcome resistance.

DetermaIOTM was developed to measure the status of the immune system in immune and wound response tissue surrounding tumors. It incorporates measurement of the complete microenvironment including activity of genes expressed in immune effector cells, genes expressed in activated wound response cells, and in some cases, genes expressed by the tumor itself. It is the combination of measurement of these three signals that we believe distinguishes DetermaIOTM from most other approaches. Current biomarkers being used to assess the likelihood of immune response have shown only modest ability to predict responses to ICI’s. PDL-1 immunohistochemistry looks at the presence of PDL-1 receptors and tumor mutation burden (TMB) at the number of mutations (neoantigens) in the tumor genome. We believe DetermaIOTM is a direct measure the status of the immune microenvironment and as such identifies those tumors poised to respond to the addition of ICI’s. We believe and now have data to support that the integration of the signal from the “Hot” component of the tumor with the “Cold” immune repressive features, and in some cases the exclusion of immune cells altogether, the immune desert, is superior to measuring any of these physiologies alone.

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

The origin of the gene expression classifier used in DetermaIO™ was work done to better classify triple negative breast cancer (TNBC) into four tumor cell subtypes that could be modified by the immune classifier. It started with a greater than 2200 gene unsupervised classifier that recognized both the physiological differences between tumor types within TNBC, and the activated immune and stromal signatures characteristic of advanced cancers. The original development team from Insight had success reducing the large gene signature to a 101-gene panel for classification of TNBC, and then recognized that the only twenty-seven RNAs from the tumor could provide the appropriate classification of the immune environment that has now matured into DetermaIO™, our CLIA certified PCR test for immune response classification. Since this immune classifier relies upon gene expression signatures derived primarily from inflammatory cells and activated stromal cells, there is no reason to assume that DetermaIOTM’s immune classification function would be limited to only these tissue types. This prompted our work in lung cancer where the unmodified classifier performed very similarly to breast cancer. We are working to validate the classification function and classifier threshold using publicly available gene expression datasets and testing the classifier as a predictor of response to ICI therapy in other solid tumor types.

Blood Based Monitoring Opportunity

The next emerging opportunity in cancer diagnostics is in the area of therapy response monitoring Analysts have estimated a worldwide TAM ranging from $5 billion to $10 billion for monitoring for therapeutic efficacy and disease recurrence. Monitoring is a “repeat” testing opportunity and given the limitations of current standard of care, CT/MRI imaging, there is an emerging and potentially large market for a blood-based test that can inform a treating physician that a tumor is becoming resistant to a patient’s current treatment protocol before an imaging technique can detect whether there is shrinkage in a tumor. Our mission is to provide relevant, high value information from our menu of tests to treating physicians throughout the “patient journey” for people with lung cancer and other solid tumors. DetermaRxTM and DetermaIOTM were developed to help physicians choose the right therapy, and our entry into blood-based monitoring is a natural addition to our test menu to help physicians understand whether their therapeutic choice is working for their patient and to help them make appropriate changes to a patient’s protocol if the tumor is non-responsive. Once the patient’s tumor resolves and they become “Disease Free”, monitoring for recurrence 3 to 4 times a year using a simple blood test could become a way to help turn cancer into a chronic disorder versus a deadly disease, an important part of our corporate mission.

Most approaches to blood-based detection and quantitation of tumor load involve genome scale sequencing of a patient’s tumor to identify “personal” mutations in the tumor and then develop a custom NGS panel assay to monitor for those mutations in each patient’s blood. This process requires significant investment in time and money upfront and complicated infrastructure to manage these “tumor informed” personalized custom panels. We believe there is an opportunity to develop tests that do not require this personalization and therefore eliminate the burdensome tissue requirement and shorten the time to initiate therapeutic monitoring. With our acquisition of Chronix, we added to our test pipeline their Therapy Monitoring solution, TheraSure CNI, which we expect to market as DetermaCNITM in the United States. This new monitoring test does not require tumor sequencing prior to blood testing therefore is intended to be an alternative to the tumor informed approach that requires a tissue biopsy. Chronix also brings to Oncocyte a world class assay development team with deep experience and a portfolio of intellectual property in the field of digital-PCR based detection of DNA in blood that will be the foundation for development of our next generation tumor monitoring products.

We are currently in the process of transferring the technology to our CLIA lab in Nashville and expect to finalize the technology transfer in Q2 2022.

Through our acquisition of Chronix we gained access to two patents in the field of the detection and quantification of donor derived cell-free DNA (dd-cfDNA) in patients after organ transplantation. dd-cfDNA has been shown to be a very useful addition to the traditional surveillance of graft health after transplantation and is currently reimbursed in the United States under a blanket LCD document. In September 2020, the United States District Court for the District of Delaware declared three patents in the field of dd-cfDNA (US 8,703,652, 9,845,497 and 10,329,607) invalid, which cleared a year’s long patent infringement case and potentially removes barriers that we may face in the diagnostic field. In October 2021, our patent filing for the use of digital PCR to quantify dd-cfDNA was issued by the USPTO. The issuance of our final patent gave us confidence that we have a patent protected test that has advantages over the current tests in use today and since the assay is already clinically validated in the three major solid organ transplant types (kidney, liver and heart) by peer reviewed international publications, we also believe that we will receive reimbursement approval after a successful technology transfer to our laboratory in Nashville, which is planned to be finalized by the end of Q1 2022. Given the combination of reimbursement likelihood and patent protection, management and the board made the decision to go direct in the US market as an LDT test and seek a platform partner to ultimately provided a regulated, kitted product allowing greater decentralization and better patient access.

Commercialization of our Molecular Diagnostic Tests

Our first commercial diagnostic test is DetermaRx™ which we began to commercialize in 2020. We are presently performing the DetermaRxTM tests at our CLIA certified laboratory in Irvine. We also have a CLIA certified laboratory and Pharma Services lab in Nashville, Tennessee, which is intended to serve as our Immune Diagnostic Center of Excellence, and, through the Chronix merger in April 2021, we acquired and operate our Blood Based Monitoring Center of Excellence from Göttingen, Germany.

As of December 31, 2021 we had a sales team of eleven that have been hired in the geographical regions with the highest volume of thoracic surgeries who have extensive experience selling high value oncology molecular tests, and a medical education team which includes a board-certified genetic counselor. The product was launched to seven Early Adopter Sites in February 2020 to establish and test our CLIA lab protocols and workflows, gain customer feedback on the final patient report and validate our logistical plan for sample transport. The decision was made to enter a full market launch in late February 2020 after successful validation of our processes, and full engagement started in early March. To expand our customer base for DetermaRx™, we have hired a limited sales force in focused regions of the country to identify and target hospitals and physicians that perform a high volume of surgical resections, which include large group practices (LGPs), as well as National Comprehensive Cancer Network (NCCN) and NCI cancer centers. Our primary call point is thoracic surgeons because they manage most early-stage lung cancer patients, and refer patients to medical oncologists for further treatment post-surgery as needed. Our sales representatives also call on medical oncologists who make the chemotherapy treatment decision for patients identified high-risk by the test. These are complimentary call points as often decisions to adopt a test are made by a multi-disciplinary team. Unfortunately, the world was facing the emergence of a pandemic of a Novel Coronavirus, called SARS- CoV2, which ultimately led to the COVID-19 pandemic that severely impacted our sales forces’ ability to engage new accounts and surgeons in person at the critical early phase of full market launch. In late March 2020, our medical education team pivoted to a virtual training program and began to offer Medical Education events over virtual calls and video meetings which allowed our sales representatives to set up virtual presentations to educate physicians about DetermaRxTM. We believe the program was successful because through the end of 2021, the virtual programs had reached over 5,000 healthcare professionals.

Since our broad commercial launch in March 2020, DetermaRxTM has now been ordered at more than 183 hospitals and by 213 physicians in the United States. The strategy we are pursuing to market DetermaRx™ is likely to be replicated in large measure for the market launch of our other cancer tests as we complete test development.

In December 2020, we entered into an Exclusive Sublicense Agreement in the PRC Territory (the “Sublicense Agreement”) with Burning Rock Biotech Limited (“Burning Rock”), Razor and Razor’s largest shareholder Encore Clinical Inc. pursuant to which rights to DetermaRx™ in the Peoples Republic of China, including Hong Kong, Macau, and Taiwan are sublicensed to Burning Rock. Under the Burning Rock Sublicense Agreement, we are entitled to receive certain payments (the “Initial Milestone Payments”) totaling $4 million subject to the successful transfer and installation of the DetermaRx™ technology on Burning Rock’s platforms, and additional payments if certain milestones are achieved and running royalties. As of December 31, 2021, we have received $3 million of the Initial Milestone Payments.

We are investing in physician education to drive demand for DetermaRx™. A central pillar of our physician education efforts is our Key Opinion Leader-led speaker program that is focused on peer-to-peer engagement. We have 16 community and academic speakers representing DetermaRx™ in commercial peer-to-peer programs. Our marketing and physician education efforts also include participation in lung cancer focused national and regional medical meetings and symposia, and grant support of accredited continuing medical education (CME) events. In 2021, we held six national-level KOL engagement activities and 85 speaker programs, including a CME event at the San Antonio Breast Cancer Symposium chaired by KOL Hope Rugo from UCSF, and Adam Brufsky, among others. Lastly, we held six Regional Perspectives In Early-stage Lung Cancer programs that bought together regional KOLs to discuss real-world use cases of DetermaRx™ and its impact on patient care.

Market Access – Reimbursement

Billing, Coverage, and Reimbursement for our Diagnostic Tests

Currently DetermaRxTM is Oncocyte’s only commercialized clinical test. We expect that revenues from our clinical laboratory for this test will be derived from several different sources:

●	Third-party payers that provide coverage to the patient, such as an insurance company, a managed care organization, or a governmental payer program, including Medicare;
●	Physicians or other authorized parties, such as hospitals or independent laboratories, that order the test for patients or otherwise refer the testing services to us;
●	Patients, in cases where the patient has no insurance, has insurance that partially covers the testing, or owes a co-payment, co-insurance, or deductible amount; and/or
●	Payments due to us under the Burning Rock Sublicense Agreement.

In August 2020, Noridian Healthcare Solutions, LLC, CMS’ Medicare Administrative Contractor (“MAC”) for laboratories located in California, delivered a final coverage and pricing decision. This decision and coverage by other MACs is important because approximately 70% of patients for whom the test is indicated are eligible for Medicare coverage. However, in the absence of reimbursement by a health insurance plan or Medicare, patients who would be candidates for the use of our tests may decline to use our tests, and physicians may be reluctant to prescribe our tests, due to the cost of the test to the patients. Because of this patient cost factor, revenues from any new cancer test that we market may experience slow growth until the test is approved for reimbursement by larger payer plans which cover many patients.

Medicare

For cancer diagnostics, Medicare or CMS reimbursement approval is critical. CMS relies on a network of Medicare Administrative Contractors (“MACs”) to make Local Coverage Decisions approving a test for reimbursement. The Molecular Diagnostics Services (“MolDx”) Program was developed by Palmetto GBA (the previous MAC for California) to identify and establish coverage and reimbursement for molecular diagnostics tests. The program has developed guidelines for the level of evidence of efficacy required to be obtained through clinical trials. Palmetto, which contracted with CMS to administer the MolDx, issues Local Coverage Determinations that affect coverage, coding, and billing of many molecular tests and the current MAC for California, Noridian Healthcare Solutions, LLC, has adopted the coverage policies from Palmetto. MACs also serve as the primary operational contact between the Medicare Fee-For-Service program, for paying Medicare claims, and approximately 1.5 million health care providers enrolled in the program. Delays in obtaining MAC approval, or any changes made related to any favorable Local Coverage Determinations, could have a material adverse impact on our business.

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

We cannot predict whether, or under what circumstances, payers will reimburse for patients for our tests or whether our efforts to appeal denied claims will be successful. While we have a rigorous process for prior authorization and appeals to overturn denials and to get contracted with commercial payers, full or partial denial of coverage by payers, or reimbursement at inadequate levels, would have a material adverse impact on our business and on market acceptance of our tests.

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

Where there is no coverage policy in place, we will pursue reimbursement on a case-by-case basis. In some cases, if not prohibited by law or regulation, we may bill physicians, hospitals and other laboratories directly for the services that they order. However, laws and regulations in certain states prohibit laboratories from billing physicians or other purchasers for testing that they order. Some states may allow laboratories to bill physicians directly but may prohibit the physician and, in some cases, other purchasers from charging more than the purchase price for the services, or may allow only for the recovery of acquisition costs, or may require disclosure of certain information on the invoice. An increase in the number of states that impose similar restrictions could adversely affect us by encouraging physicians to perform laboratory services in-house or by causing physicians to refer services to other laboratories that are not subject to the same restrictions. Adoption or expansion of laws and regulations that limit our ability to bill and obtain reimbursement for the full costs of our services would have a material adverse impact on our business and on market acceptance of our tests.

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

Competition

Our industry is highly competitive and characterized by rapid technological change. Key competitive factors in our industry include, among others, the ability to successfully complete clinical studies, the ability to obtain any required regulatory approval, average selling prices of competing tests, CLIA laboratory capacity and costs, intellectual property and patent rights, and sales and marketing capabilities. We are an early-stage company with a limited operating history and many of our competitors have substantially more resources than we do, including financial, technical and sales resources. In addition, many of our competitors have more experience than we have in the development and commercialization of diagnostics. We are also competing with academic institutions, governmental agencies and private organizations that are conducting research in the field of diagnostics. Our competition will be determined in part by the potential indications for which our lead test candidates are developed and ultimately marketed. Additionally, the timing of market introduction of our diagnostic tests or of competitors’ tests may be an important competitive factor.

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

The DetermaIO™ test competes with multiple biomarkers already in clinical use or in development for predicting response to immunotherapy. The most commonly used clinical tests employed in the immunotherapy response market are PD-L1 expression testing and TMB. We believe, however, the current standard of care for PD-L1 testing has important limitations. According to published literature, more than half of PD-L1 positive patients do not respond to immune- checkpoint inhibitors, and 1 in 6 patients who will respond are missed (referred to as a “false negative”). Furthermore, data presented at recent oncology medical conferences suggests that TMB is not a reliable predictor of immunotherapy response. Further, data presented at SITC (discussed previously), suggested that DetermaIO™ outperformed both PD-L1 and TMB in predicting response to checkpoint inhibitors in patients with NSCLC. In 2021, we presented data at four major scientific conferences supporting the association of DetermaIOTM and response to checkpoint inhibitor therapy and comparing to PD-L1 and TMB. Notably data presented at both ESMO and SABCS demonstrated the predictive value of the test.

DetermaCNITM competes with tumor-informed tests that are on market for treatment monitoring as well as blood-only targeted panels. We believe we are differentiated from the former in that the test requires no tissue. DetermaCNITM is differentiated from targeted approaches because it assesses changes across the whole genome broadly as opposed to changes in a subset of genes and is applicable in both adjuvant and neo-adjuvant patient scenarios versus tests that monitor Minimal Residual Disease (MRD) which are typically only used when the tumor is removed.

Certain Razor Agreements

During February 2021 we acquired all of the shares of Razor common stock from its shareholders. Razor is now a wholly owned subsidiary of Oncocyte. Razor holds an exclusive worldwide license from The University of California San Francisco (“UCSF”) under certain patent rights applicable to DetermaRx™. The license agreement includes certain royalty payment, sublicense revenue sharing, and test development and commercialization milestone provisions. If the development and commercialization milestones are not met in a timely manner, UCSF could convert the license into a non-exclusive license. Royalties payable to the licensor will be in a mid-single digit percentage range depending on the source of revenue. The license agreement will remain in effect until the expiration or abandonment of the last of the licensed patent rights, but would terminate earlier if Oncocyte were to become subject to bankruptcy proceedings or if Oncocyte fails to perform or violates any term of the license agreement and does not cure the breach within the time allotted.

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

Development Agreement

During September 2019, in connection with our initial investment in Razor, we entered into a Development Agreement that governs certain matters pertaining to a clinical trial of DetermaRxTM (“Clinical Trial”). The Development Agreement sets forth (i) certain obligations and responsibilities of Oncocyte, Encore, and Razor, with respect to the Clinical Trial, including the obligations of Oncocyte and Razor to pay Clinical Trial costs and expenses, (ii) Encore’s obligation to provide consulting services to Razor and Oncocyte in support of the Clinical Trial, (iii) Oncocyte’s obligation to make certain payments in cash to Encore , and to issue additional shares of Oncocyte common stock to Encore and the Minority Shareholders, upon the attainment of certain Clinical Trial milestones, and (iv) Encore’s entitlement to certain cash payments if certain Clinical Trial funding is received.

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

Facilities

Oncocyte leases a building located at 15 Cushing in Irvine, California that serves as Oncocyte’s principal executive and administrative offices and laboratory facility. Oncocyte has constructed a clinical diagnostic laboratory and a research laboratory in the building and has received CLIA certification for the laboratory. Oncocyte also operates CLIA certified laboratories in Nashville, Tennessee. Through the acquisition of Chronix Biomedical, Oncocyte also has a research and development facility in Göttingen, Germany, which serves as the center of excellence for the company’s blood based monitoring program.

Materials

There is a limited number of manufacturers of molecular testing equipment and related chemical reagents necessary for the provision of our cancer tests. Additionally, the chemical reagents used with the testing equipment we chose are available only from the equipment manufacturer. This situation poses a risk to us. After encountering inconsistent results using testing equipment and reagents from one manufacturer, we switched to testing equipment from a different manufacturer. If issues were to arise with the testing equipment or with the reagents we are using, causing us to acquire different testing equipment again, we would need to conduct additional laboratory studies to determine whether our previous test results can be reproduced using the new equipment. If similar issues were to arise after commercialization of a test, we could experience a disruption for a period of time in providing the tests to patients and we would lose revenues and potentially market share as a result.

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

We have certain exclusive rights to patents and patent applications co-owned by our subsidiary Razor and UCSF. The claims are directed to compositions of matter and methods useful for treating and detection of lung cancer using specific biomarkers or a panel of specific biomarkers. Patents covered by the exclusive rights have issued in the United States, Australia, Europe, and Hong Kong with projected expiration dates in 2032 and 2033.

We and Razor also have exclusive sublicense rights to certain patents and patent applications owned by UCSF. The claims are directed to compositions of matter and methods useful for treating and detection of lung cancer using specific biomarkers or a panel of specific biomarkers. Patents covered by the exclusive rights have issued in Australia, Europe, New Zealand, Japan, China, Canada, and Hong Kong and are pending in the United States with projected expiration dates in 2028.

Through our acquisition of Insight Genetics in January 2020 and Chronix in April 2021, we obtained exclusive rights to additional intellectual property, including trade secrets, registered trademarks, domain names, copyrights, issued and reissued patents and pending applications, and software material, and have since the Insight Genetics acquisition filed our own patents to protect DetermaIOTM.

Through our acquisition of Chronix in April 2021, we obtained intellectual property rights to 10 patent families in the field of detection of cell-free tumor DNA and quantification of donor derived cell-fee DNA, with numerous already issued patents in the United States and European Union, expiring between April 2031 and October 2034. In addition, we obtained trade secrets, registered trademarks, domain names, copyrights and proprietary software material.

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

General Risks Related to Obtaining and Enforcing Patent Protection

Our patents and patent applications are directed to compositions of matter, formulations, methods of use and/or methods of manufacturing. The patent positions of pharmaceutical and biotechnology companies, including ours, are generally uncertain and involve complex legal and factual questions. Our business could be negatively impacted by any of the following:

●	The claims of any patents that are issued may not provide meaningful protection, may not provide a basis for commercially viable diagnostic tests or may not provide us with any competitive advantages;

●	Our patents may be challenged by competitors or other third parties and if the third parties are successful in their challenge, the patents could be invalidated, permitting third parties to use the patented inventions to compete with us;

●	Others may have patents that relate to our technology or business that may prevent us from marketing our diagnostic test candidates unless we are able to obtain a license to those patents;

●	Patent applications to which we have rights may not result in issued patents and the information disclosed in those applications could be used by our competitors;

●	Changes in government regulations or patent laws; and

●	We may not be successful in developing additional proprietary technologies that are patentable.

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

While the cases discussed above are instructive, the United States Patent and Trademark Office (the “USPTO”) has also issued guidelines in light of the Supreme Court decisions indicating that process claims having a natural principle as a limiting step will be evaluated to determine if the claim includes additional steps that practically apply the natural principle such that the claim amounts to significantly more than the natural principle itself. Because the diagnostic tests that we are developing combine an innovative methodology with newly discovered compositions of matter, we are hopeful that this Supreme Court decision will not preclude the availability of patent protection for our diagnostic tests. However, there is no guarantee that such pending patent applications will issue nor that our existing patents would survive a challenge in light of the above-referenced case law.

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

There is a risk that any patent applications that we file and any patents that we hold or later obtain could be challenged by third parties and declared invalid or infringing of third-party claims. A patent interference proceeding may be instituted with the USPTO when more than one person files a patent application covering the same technology, or if someone wishes to challenge the validity of an issued patent filed before March 16, 2013. At the completion of the interference proceeding, the USPTO will determine which competing applicant is entitled to the patent, or whether an issued patent is valid. Patent interference proceedings are complex, highly contested legal proceedings, and the USPTO’s decision is subject to appeal. This means that if an interference proceeding arises with respect to any of our patent applications, we may experience significant expenses and delay in obtaining a patent, and if the outcome of the proceeding is unfavorable to us, the patent could be issued to a competitor rather than to us. In addition to interference proceedings, the USPTO can review issued patents at the request of a third party seeking to have the patent invalidated. Currently an inter partes review proceeding will allow third parties to challenge the validity, based on issues of novelty and non-obviousness, in view of patents and printed publications, of an issued patent where there is a reasonable likelihood of invalidity. This means that patents owned or licensed by us may be lost if the outcome of the review is unfavorable to us.

Post Grant Review under the America Invents Act makes available opposition-like proceedings in the United States. As with the USPTO interference proceedings, Post Grant Review proceedings will be very expensive to contest and can result in invalidation of a recently issued patent. To invoke a post-grant review, a challenge must be filed within nine months of a patent’s issuance or reissuance. Post-grant review can be sought based on any grounds that can be used to challenge the validity of a patent claim, with the exception of failure to disclose the best mode. Also, a derivation proceeding may be instituted by the USPTO or an inventor alleging that a patent or application was derived from the work of another inventor.

Oppositions to the issuance of patents may be filed under European patent law and the patent laws of certain other countries. As with the USPTO interference proceedings, these foreign proceedings can be very expensive to contest and can result in significant delays in obtaining a patent or can result in a denial of a patent application.

The enforcement of patent rights often requires litigation against third party infringers, and such litigation can be costly to pursue. Even if we succeed in having new patents issued or in defending any challenge to issued patents, there is no assurance that our patents will be comprehensive enough to provide us with meaningful patent protection against our competitors. Further, should we sue a third party infringer for patent infringement, the infringer may assert counter claims and attempt to invalidate some or all of the asserted patent claims. There is always some risk that such a counter claim could result in invalidation of one or more claims of an asserted patent.

Government Regulation

CLIA—Clinical Laboratory Improvement Amendments of 1988 and State Regulation

We expect that DetermaRx™ and DetermaIO™ will be regulated under the Clinical Laboratory Improvements Amendment (“CLIA”) as laboratory developed tests or “LDTs”. In 1988, Congress enacted CLIA, which established quality standards for all laboratories that provide testing services to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test is performed.

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

Historically, the FDA had exercised enforcement restraint with respect to most LDTs and had not required laboratories that offer LDTs to comply with FDA requirements for medical devices, such as registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls.

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

On June 24, 2021, bi-partisan members of both the House and Senate re-introduced the Verifying Accurate, Leading-edge IVCT Development (“VALID”) Act, which features a precertification program. The term IVCT refers to in vitro clinical tests, a category that w comprises both test kits and lab-developed tests. The VALID Act includes precertification proposed by the FDA, a process through which diagnostic developers could receive premarket approval or clearance for one test representative of a group of tests using the same technology and have other elements in common. Approval of that representative test would precertify other tests in the group and allow the lab to launch them without premarket review. The VALID Act would also create a new system for labs and hospitals to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it takes for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients. The introduced Valid Act also includes specific language designed to address public health emergencies, including COVID-19. If enacted, the impact of the VALID Act will be minimal for IVD manufacturers because of the alignment between the VALID Act and existing medical device statutory and regulatory requirements and the fact that such requirements have been enforced for IVD manufacturers for decades; however, it will have a significant impact on clinical laboratories as laboratories will need to comply with many new requirements, including: registration and listing with the FDA; quality requirements; investigational studies; premarket review and approval; adverse event reporting; and corrections and removals (recalls). While the VALID Act outlines a framework for these elements (among others), the law, if enacted, would direct the FDA to promulgate regulations and issue guidance documents within two (2) years of its enactment, and establishes an effective date for the new IVCT regulatory system as four (4) years after enactment, giving clinical laboratories and others ample opportunity to participate in shaping and preparing for the new IVCT regulatory program.

On May 18, 2021, Senator Rand Paul re-introduced a bill, called the Verified Innovative Testing in American Laboratories (“VITAL”) Act of 2021, which strikes a counterpoint to the proposed VALID Act. VITAL seeks to update existing federal lab standards under the CLIA, specifically stating that all aspects of lab-developed testing procedures would be regulated by the US Health and Human Services Secretary under the Public Health Services Act, and that no aspects of lab-developed testing procedures would be regulated under the Federal Food, Drug, and Cosmetic Act, including during a public health emergency.

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

State Laboratory Licensing

In addition to federal certification requirements of laboratories under CLIA, we are required to maintain licensure under California law for our laboratory in Irvine, California and under Tennessee law for our laboratory in Nashville, Tennessee. State laws generally include standards for the day-to-day operation of a clinical reference laboratory, including the training and skills required of personnel and quality control. In addition, those laws often mandate proficiency testing, which involves testing of specimens that have been specifically prepared for the laboratory.

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

International Laboratory Licensing

We also maintain laboratory operations in Germany and could expand our laboratory operations to other foreign jurisdictions.  Therefore, we are subject to laboratory quality regulations and accreditation standards in Germany, and will be subject to such regulations and standards in any other jurisdictions where we may operate.  These requirements may vary by jurisdiction and differ from those in the United States, and may require us to implement additional compliance measures.

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

Health Insurance Portability and Accountability Act and Other Data Privacy and Security Laws

Under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, also called HITECH, HHS has issued regulations to protect the privacy and security of protected health information (“PHI”) and to address breach notification requirements. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA regulations include civil and criminal penalties.

The HIPAA privacy regulations cover the use and disclosure of PHI by covered entities as well as business associates, which are persons or entities that perform certain functions for or on behalf of a covered entity that involve the creation, receipt, maintenance, or transmittal of PHI. Business associates are defined to include a subcontractor to whom a business associate delegates a function, activity, or service, other than in the capacity of the business associate’s workforce. As a general rule, a covered entity or business associate may not use or disclose PHI except as permitted or required under the privacy regulations. The privacy regulations also set forth certain rights that an individual has with respect to his or her PHI, including rights to access or amend certain records, to request restrictions on the use or disclosure of PHI, or to request an accounting of disclosures of his or her PHI.

Covered entities and business associates must also comply with HIPAA’s security regulations, which establish minimum requirements for safeguarding the confidentiality, integrity, and availability of PHI that is electronically transmitted or electronically stored. In addition, HITECH established, among other things, certain breach notification requirements with which covered entities and business associates must comply. In particular, a covered entity must notify any individual whose unsecured PHI is breached according to the specifications set forth in the breach notification rule. A covered entity must also notify the Secretary of the U.S. Department of Health and Human Services and, under certain circumstances, the media of a breach of unsecured PHI.

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

The HIPAA privacy, security, and breach notification regulations establish a uniform federal “floor” and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI or insofar as such state laws apply to personal information that is broader in scope than PHI as defined under HIPAA. Thus, in addition to the federal privacy regulations, there are a number of state laws regarding the privacy and security of health information and personal data that are applicable to clinical laboratories, and more states are considering these laws. The compliance requirements of these laws, including additional breach reporting requirements, and the penalties for violation vary widely and new privacy and security laws in this area are evolving. For example, California has implemented comprehensive privacy laws and regulations. The California Confidentiality of Medical Information Act imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition to the California Confidentiality of Medical Information Act, California also recently enacted the California Consumer Privacy Act of 2018, or CCPA, which became effective January 1, 2020. The CCPA establishes a comprehensive privacy framework for covered businesses in the State of California, by creating an expanded definition of personal information, establishing new data privacy rights for consumers imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While data subject to HIPAA and federal regulations governing the conduct of clinical trials is exempt from CCPA, certain of our business activities may be subject to CCPA. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that result from a business’ failure to implement and maintain reasonable data security procedures.

State laws regarding the privacy and security of personal information are also evolving. For example, on November 3, 2020, California passed the California Privacy Rights Act (“CPRA”) through a ballot initiative. The CPRA will create a new California Privacy Protection Agency, an “independent watchdog” whose mission is both to “vigorously enforce” the CPRA and “ensure that businesses and consumers are well-informed about their rights and obligations.” Among other things, the CPRA will create a new category of “sensitive personal information” and offer consumers the right to limit processing of such information, impose purpose limitation, data minimization, data retention, and security compliance obligations on regulated businesses, and add or modify the rights available to consumers, including by providing a right to correct the information a business holds about them. The CPRA’s amendments to the CCPA will take effect on January 1, 2023, and will generally apply to personal information collected by businesses on or after January 1, 2022. Similarly, Colorado and Virginia have also passed comprehensive state privacy laws that are set to go into effect in 2023. In addition, every U.S. state has a data breach notification law that requires entities to report certain security breaches to affected consumers and, in some instances, state regulators and consumer reporting agencies. Failure to comply with applicable state laws that impose privacy, security, or breach notification requirements could result in significant civil or criminal penalties, administrative actions, or private causes of action by individuals, and adversely affect our business, results of operations and reputation.

Similar health care and data privacy laws and regulations exist in Europe and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals, including the GDPR, which went into effect in May 2018. The GDPR applies to any company established in the EEA, as well as to those outside the EEA, if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR provides that EU and EEA member states may introduce further conditions, including limitations, to the processing of genetic, biometric or health data, which could limit our ability to collect, use and share personal data, or could cause our compliance costs to increase, ultimately having an adverse impact on our business. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the European Union, or EU, and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union.

Further, from January 1, 2021, companies have to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. On June 6, 2021, the European Commission implemented an adequacy decision enabling data transfers from EU member states to the United Kingdom without additional security measures. However, this adequacy decision includes a so-called “sunset-clause” stipulating that it will expire after four (4) years, and providing that the Commission will monitor the UK’s legal situation and could intervene at any point if it determines the UK has deviated from the level of protections in place at the time of the decision. The revocation or expiration of the Commission’s adequacy decision for the UK could require additional measures to ensure adequate protection and GDPR compliance and may lead to additional costs and increases our overall risk exposure.

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

On November 20, 2020, CMS issued a final rule to modernize and clarify the regulations that interpret self-referral law. The final rule was issued in conjunction with the CMS Patients over Paperwork initiative and the HHS Regulatory Sprint to Coordinated Care and establishes exceptions to the physician self-referral law for certain value-based compensation arrangements between or among physicians, providers, and suppliers. It also establishes a new exception for certain arrangements under which a physician receives limited remuneration for items or services actually provided by the physician; establishes a new exception for donations of cybersecurity technology and related services; and amends the existing exception for electronic health records (EHR) items and services. While the final rule presents significant opportunities for new arrangements, it also necessitates revisions to current arrangements involving healthcare providers, others involved in the healthcare industry, and patients.

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

Federal civil and criminal false claims laws, including the False Claims Act, prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. Over the past few years, several healthcare companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, including without limitation, allegedly providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. Most states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Federal civil monetary penalties laws impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies.

The Eliminating Kickbacks in Recovery Act (“EKRA”) specifically targets laboratories, clinics, recovery centers, and other clinical treatment centers from accepting or paying kickbacks for referrals. EKRA is broader than the federal Anti-Kickback Statute because it applies to private health insurance plans in addition to the federal health care programs, and it prohibits arrangements that may otherwise be exempt from liability under the Anti-Kickback Statute’s safe harbors, including certain compensation arrangements with laboratory sales and marketing personnel.

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

Employees

As of December 31, 2021, we employed 110 persons on a full-time basis and five persons on a part-time basis.

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

Summary of Risk Factors

Risks Related to Our Capital Resources

●	We may incur significant cash payment and common stock issuance obligations under our agreements arising from our investments in Razor, Insight and Chronix.
●	We have incurred operating losses since inception, and we do not know if we will attain profitability.
●	It is likely that we will need to issue additional equity or debt securities in order to raise additional capital needed to pay our operating expenses.
●	Our rights to receive and retain certain payments from Burning Rock Biotech Limited under our Sublicense Agreement with them are subject to certain conditions.

Risks Related to Our Business Operations

●	Our revenues in the near term will depend on our ability to commercialize a small number of diagnostic tests and to grow our Pharma Services business.
●	The research and development work we are doing is costly, time consuming, and uncertain as to its results.
●	Sales of our diagnostic tests could be adversely impacted by the reluctance of physicians to adopt the use of our tests and by the availability of competing diagnostic tests.
●	We have limited capital, marketing, sales, and regulatory compliance resources for the commercialization of our diagnostic tests.
●	We may face technology transfer challenges and expenses in adding new tests to our portfolio and in expanding our reach into new geographical areas on new instrument platforms.
●	If our laboratory facilities become damaged or inoperable, or we are must vacate any facility, our ability to provide services and pursue our research and development and commercialization efforts may be jeopardized.
●	If we fail to meet our obligations under license agreements, we may lose our rights to key technologies on which our business depends.
●	There is a limited number of manufacturers of molecular diagnostic testing equipment and related chemical reagents necessary for the provision of our diagnostic tests.
●	If we fail to enter into and maintain successful strategic alliances for diagnostic tests that we elect to co-develop, co-market, or out-license, we may have to reduce or delay our diagnostic test development or increase our expenditures.
●	We may become dependent on possible future collaborations to develop and commercialize many of our diagnostic test candidates and to provide the manufacturing, regulatory compliance, sales, marketing and distribution capabilities required for the success of our business.
●	Failure to adequately protect, or disputes relating to, trademarks could harm our business.
●	Our business could be adversely affected if we lose the services of the key personnel upon whom we depend.
●	We have granted a security interest in substantially all of our assets to secure our obligations under a bank loan agreement.
●	Our business and operations could suffer in the event of system failures.
●	Security breaches and other disruptions could compromise our information and expose us to liability, and could cause our business and reputation to suffer.
●	Failure of our internal control over financial reporting could harm our business and financial results.
●	We are subject to laws and regulations governing corruption, which will require us to develop, maintain and implement costly compliance programs.
●	We may in the future be subject to litigation, which could harm our stock price, business, results of operations and financial condition.
●	We may undertake strategic acquisitions in the future, and difficulties integrating such acquisitions could damage our ability to achieve or sustain profitability.
●	We are subject to state laws in California that require gender and diversity quotas for boards of directors of public companies headquartered in California.

Risks Related to Our Industry

●	Our operations as a clinical laboratory are subject to oversight by CMS under CLIA, as well as certain state agencies, and any failure to maintain our CLIA or applicable state permits and licenses may affect our ability to commercialize our diagnostic tests.
●	If the FDA takes the position that any of our tests are not within the scope of its policy on enforcement discretion for laboratory-developed tests, or otherwise determines that it will seek to actively regulate one or more of our diagnostic tests, responding to such a regulatory position could lead to delays in commercialization, or (if encountered after commercialization) requirements to halt the commercial provision of our tests until FDA marketing authorization is obtained.
●	We will also need to obtain FDA and other regulatory approvals for any IVDs that we may develop, in order to market those IVD tests.
●	Clinical trial failures can occur at any stage of the testing and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of our current or future diagnostic tests.
●	The commercial success of our diagnostic tests depends on the availability and sufficiency of third-party payer coverage and reimbursement, which may be limited or unavailable.
●	Changes in healthcare laws and policies may have a material adverse effect on our financial condition, results of operations and cash flows.
●	Because of certain Medicare billing policies, we may not receive complete reimbursement for tests provided to Medicare patients.
●	Long payment cycles of Medicare, Medicaid and other third-party payers, or other payment delays, could hurt our cash flows and increase our need for working capital.
●	Private health insurance company policies may deny coverage or limit the amount they will reimburse us for the performance of our diagnostic tests.
●	We will be required to comply with federal and state laws governing the privacy of health information, and any failure to comply with these laws could result in material criminal and civil penalties.
●	If we are successful in commercializing our diagnostic tests, we will be obligated to comply with numerous additional federal and state statutes and regulations pertaining to our business and be subject to government oversight and scrutiny for our compliance with such laws. Laboratory and health care regulatory compliance efforts are expensive and time-consuming, and failure to maintain compliance with applicable laws could result in enforcement action which could be detrimental to our business.

Risks Related to Intellectual Property

●	We rely on patents and trade secrets, and our financial success will depend, in part, on our ability to obtain commercially valuable patent claims, protect our intellectual property rights and operate without infringing upon the proprietary rights of others.
●	We may not be able to obtain patent protection for our diagnostic tests if our pending U.S. patent applications are found to be directed to unpatentable subject matter.
●	Changes to the patent laws in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our diagnostic tests.
●	Other companies or organizations may challenge our patent rights or may assert patent rights that prevent us from developing and commercializing our diagnostic tests.
●	If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected, and our business would be harmed.
●	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful.
●	We may not be able to enforce our intellectual property rights throughout the world.
●	If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our diagnostic tests.
●	Patent terms may be inadequate to protect our competitive position on our diagnostic tests for an adequate amount of time.

Risks Related to the COVID-19 Pandemic

•	The ongoing COVID-19 global pandemic and the worldwide attempts to contain it could harm our business and our results of operations and financial condition could be adversely impacted by such pandemic.
•	The COVID-19 pandemic has affected and continues to affect our ability to conduct clinical trial activities.

Risks Related to Our Common Stock

●	The price of our stock may rise and fall rapidly.
●	A FASB accounting standard could increase the risk that our future financial statements could be qualified by going concern uncertainty.
●	Since we don’t pay dividends, our stock may not be a suitable investment for those needing dividend income.
●	Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on the market price of our shares.
●	You may experience dilution of your ownership interests if we issue additional shares of common stock or preferred stock.
●	Our former parent company may sell its Oncocyte shares to raise capital to finance its operations.

Risks Related to Our Capital Resources

We may incur significant cash payment and common stock issuance obligations under our agreements arising from our investments in Razor, Insight and Chronix.

As described in Note 3 to our consolidated financial statements, we have entered into certain agreements with Razor and its shareholders, including a Purchase Agreement, Minority Holder Stock Purchase Agreements, and a Development Agreement, under which we may incur significant cash payment and common stock issuance obligations. As described in Note 3 to our consolidated financial statements, we paid the amounts due to Razor under the Purchase Agreement and Minority Holder Stock Purchase Agreements.

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

Under the Development Agreement, we are also obligated to pay the expenses of DetermaRx™ Clinical Trial after Razor’s $4 million Clinical Trial Expense Reserve has been exhausted. If within a specified time frame Encore is substantially responsible for obtaining funding to Oncocyte or Razor for the Clinical Trial from any third-party pharmaceutical company, a portion of such additional funding amount will be paid to Encore, subject to a $3 million cap on the payment to Encore if the funding is provided by a designated pharmaceutical company.

In addition, under the Merger Agreement pursuant to which we acquired Insight, as described in Note 3 to the consolidated financial statements included elsewhere in this Report, we have agreed to pay contingent consideration of up to $6.0 million in any combination of cash or shares of Oncocyte common stock if certain milestones related to DetermaIO™ are achieved (the “Contingent Consideration”), which consist of (i) a $1.5 million clinical trial completion and data publication milestone, (ii) $3.0 million for an affirmative final local coverage determination from CMS for a specified lung cancer test, and (iii) up to $1.5 million for achieving certain CMS reimbursement milestones.

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

Since our inception in September 2009, we have incurred operating losses and negative cash flows and we expect to continue to incur losses and negative cash flows in the future. Our net losses for the years ended December 31, 2021 and 2020 were $64.1 million and $29.9 million, respectively, and we had an accumulated deficit of $187.8 million as of December 31, 2021. We finance our operations primarily through sales of our common stock. There is no assurance that we will be able to obtain any additional financing that we may need, or that any such financing that may become available will be on terms that are favorable to us and our shareholders. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our success in developing and marketing or licensing our diagnostic tests and technology.

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

We have entered into the Sublicense Agreement with Burning Rock, Razor and Razor’s largest shareholder Encore Clinical Inc. pursuant to which rights to DetermaRx™ in the Peoples Republic of China, including Hong Kong, Macau, and Taiwan are sublicensed to Burning Rock. Under the Burning Rock Sublicense Agreement we are entitled to receive Initial Milestone Payments totaling $4 million subject to the successful transfer and installation of the DetermaRx™ technology on Burning Rock’s platforms, and additional payments if certain milestones are achieved. As of December 31, 2021, we have received $3 million of the Initial Milestone Payments, however, there is no assurance that the remaining transfer and installation of the DetermaRx™ technology will be successfully completed within the time required by the Burning Rock Sublicense Agreement or that any of the additional payment milestones will be achieved. Further, even if we do receive the remaining $1 million of the Initial Milestone Payments, we will be obligated to refund to Burning Rock all or a portion of the Initial Milestone Payments if certain subsequent events occur, including events that are not within our control. The refund obligation will lapse in installments of $250,000 every three months after the completion date of the technology installation required to launch the DetermaRx™ test, until the occurrence of an event trigger, the obligation to make a refund to Burning Rock or until March 31, 2025 when the refund obligation will expire in full.

Risks Related to Our Business Operations

Our revenues in the near term will depend on our ability to commercialize a small number of diagnostic tests and to grow our Pharma Services business.

Our near-term commercial efforts will focus on maximizing the opportunities for DetermaRx™ and DetermaIO™ and DetermaCNI™, as well as increasing our Pharma Services business. Our reliance on a small group of diagnostic tests as sources of revenue could limit our future revenue, make it more difficult for us to finance our operations, and impair our prospects for profitability and growth. DetermaIO™ is currently available only for biopharma diagnostic development and research use. We plan to continue DetermaIO™ development, initially for use as a companion test in immunotherapy drug development to select patients for clinical trials, and subsequently as a full companion diagnostic for clinical use to help physicians determine which patients are most likely to have a sustained response to immunotherapies. We also plan to develop DetermaCNI™ for clinical use if complete the Chronix merger. However, there is no assurance that our development plans for DetermaIO™ or DetermaCNI™ will be successful or that we will be generate sufficient revenues from commercialization of our diagnostic tests and from performing Pharma Services to finance our operations and earn a profit.

The research and development work we are doing is costly, time consuming, and uncertain as to its results.

We incurred research and development expenses amounting to approximately $13.6 million and $9.8 million during years ended December 31, 2021 and 2020, respectively. The current focus of our research and development efforts is a clinical trial of DetermaRx™ and the development of DetermaIO™ for clinical use. Other tests planned for our development pipeline include DetermaTx™, DetermaMx™ and DetermaCNI™. If we are successful in developing a new technology or diagnostic tests for additional types of cancer, refinement of the new technology or diagnostic tests and definition of the practical applications and limitations of the technology or diagnostic tests may take years and require the expenditure of large sums of money. There is no assurance that we will be successful in completing the development of our current diagnostic tests or in developing additional diagnostic tests regardless of the amount of our expenditures.

Sales of our diagnostic tests could be adversely impacted by the reluctance of physicians to adopt the use of our tests and by the availability of competing diagnostic tests.

Physicians and hospitals may be reluctant to try a new diagnostic test due to the high degree of risk associated with the application of new technologies and diagnostic tests in the field of human medicine, especially if the new tests differ from the current standard of care for detecting cancer in patients. Competing tests for the initial diagnosis, reoccurrence diagnosis and optimal treatment of cancer are being manufactured and marketed by established companies and by other smaller biotechnology companies. In order to compete with other diagnostic tests, particularly any that sell at lower prices, our tests will have to provide medically significant advantages or be more cost effective. Even if we are able to overcome physician reluctance and compete with products that are currently on the market, our competitors may succeed in developing new safer, more accurate or more cost-effective diagnostic tests that could render our diagnostic tests and technologies obsolete or noncompetitive.

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

Our plan for expanding our business includes developing and acquiring additional tests that can be transferred into our current lab footprint in the US and/or onto molecular testing instrument platforms for distribution in ex-US markets. Due to differences in the hardware and software platforms available at different laboratories for running molecular tests, we may need to make adjustments to the configuration of the reagents that make up our LDTs in our US labs or as we convert them to kits, and there may be changes to the related software in order for the tests to be performed on particular hardware platforms. Making any such adjustments could take a considerable amount of time and expense, and there will be no assurance that we will succeed in running our tests on the hardware and software that we may encounter in different laboratories. To manage this issue and to attain uniformity among our laboratory locations, we may license or acquire our own instrument system and software from another company that has a platform that will be compatible with our tests. In addition to acquisition costs, operationally we will have to build out infrastructure for installing a new testing platform across multiple laboratory locations as well as support functions to help maintain these instrument systems in new customer labs, and we may also encounter unexpected technology issues in the process.

If our laboratory facilities become damaged or inoperable, or we are required to vacate any facility, our ability to provide services and pursue our research and development and commercialization efforts may be jeopardized.

We currently have clinical laboratory facilities in Irvine, California, and Nashville, Tennessee. We also acquired a laboratory in Germany through merger with Chronix. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including fire, flooding, hurricanes, tornadoes and power outages, which may render it difficult or impossible for us to perform our tests or provide laboratory services for some period of time. The inability to perform our tests or the backlog of tests that could develop if any of our facilities is inoperable for even a short period of time may result in the loss of customers or harm to our reputation or relationships with key researchers, collaborators, and customers, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our facilities and the equipment we use to perform our research and development work could be costly and time-consuming to repair or replace.

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

After encountering inconsistent results using diagnostic testing equipment and reagents from one manufacturer, we switched to diagnostic testing equipment from a different manufacturer. The chemical reagents used with the diagnostic testing equipment are available only from the equipment manufacturer. If issues were to arise with the new equipment or if reagents we are using causing us to acquire different diagnostic testing equipment again, we would need to conduct validation and analytic studies to determine whether our previous test results can be reproduced using the new equipment. As a result, we could experience delays again in developing our diagnostic tests. If similar issues were to arise after commercialization of a diagnostic test, we could experience a disruption for a period of time in providing the diagnostic tests to patients and we would lose revenues and potentially market share as a result.

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

We depend on information technology and telecommunications systems, including a combination of on-site systems, managed data center systems, cloud-based systems, and the Internet, for significant elements of our operations, including processing, transmitting, and storing a wide variety of business-critical information. Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, ransomware, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruption of our operations, downtime of our information technology or telecommunications systems or those used by our third-party service providers, and have an adverse effect on our business and results of operations. For example, the loss of data for our diagnostic test candidates could result in delays in our regulatory filings and development efforts and significantly increase our costs. To the extent that any disruption or security breach results in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability under federal or state laws, be subject to litigation, and the development of our diagnostic test candidates could be delayed.

Security breaches and other disruptions could compromise our information and expose us to liability, and could cause our business and reputation to suffer.

In the ordinary course of business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our business partners, PHI, and personally identifiable information of patients and employees. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based systems. We also communicate PHI and other sensitive data through our various tools and platforms. In addition to storing and transmitting sensitive data that is subject to legal protections, these applications and data encompass a wide variety of business-critical information, including research and development information, commercial information, and business and financial information. The secure processing, maintenance, and transmission of this information is critical to our operations and business strategy.

We face a number of risks relative to protecting our information, including loss of access, inappropriate disclosure, inappropriate modification, and the risk of our being unable to adequately monitor and modify our controls over our critical information. Despite our security measures, our information technology and infrastructure are also vulnerable to attacks by hackers, viruses, ransomware or breaches due to employee error, technical error, malfeasance, or other disruptions.

These types of problems may be caused by a variety of factors, including infrastructure changes, intentional or accidental human actions or omissions, software errors, malware, security attacks, fraud, spikes in customer usage and denial of service issues. From time to time, large third-party web hosting providers have also experienced outages or other problems that have resulted in their systems being offline and inaccessible. In addition to data security risks, we also face privacy risks. Should we actually violate, or be perceived to have violated, any privacy promises we make to patients or consumers, we could be subject to a complaint from an affected individual or interested privacy regulator, such as the FTC or a state Attorney General. This risk is heightened given the sensitivity of the data we collect.

Any problems that may arise in connection with our data and systems, including those that are hosted by third-party providers, could result in interruptions to our business and operations or exposure to security vulnerabilities. Any such breach or interruption, whether of our systems or that of our third-party service providers or their subcontractors, could also compromise our networks, and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, theft, or other loss of information or privacy or security compromise could result in legal claims or proceedings or liability under federal or state laws that protect the privacy or security of personal information, including HIPAA, HITECH, and state data security and data breach notification laws. Any data privacy or security event could also disrupt our operations and damage our reputation, any of which could adversely affect our business.

If a privacy or security event occurs, we may be required to comply with state breach notification laws and become subject to mandatory corrective action. Penalties for failure to comply with a requirement of HIPAA or HITECH vary significantly, and, depending on the knowledge and culpability of the HIPAA-regulated entity, may include civil monetary penalties of up to $1.5 million per calendar year for each provision of HIPAA that is violated. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one-year imprisonment. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use identifiable health information for commercial advantage, personal gain or malicious harm. Penalties for unfair or deceptive acts or practices under the FTC Act or state Unfair and Deceptive Acts and Practices statutes may also vary significantly.

Also, even if we do not incur an interruption of or our operations, fines, penalties, or financial liability to third parties from a security breach, we could suffer a loss of confidence in our services, which could adversely affect our business and competitive position. A security event could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our competitive position.

Failure of our internal control over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the U.S. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected. Our growth and entry into new diagnostic tests, technologies and markets will place significant additional pressure on our system of internal control over financial reporting. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. Because we are an emerging growth company and a smaller reporting company, we are exempt from the requirement of having our internal controls over financial reporting audited by our independent registered public accountants, which means that material weaknesses or significant deficiencies in our internal controls that might be detected by an audit may not be detected and remedied.

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

In the medical industry, corrupt practices include, among others, offering or accepting kickbacks, bribes or other illegal gains or benefits by the hospitals and medical practitioners from manufacturers of pharmaceutical or other products, distributors or their third-party agents in connection with the prescription of certain pharmaceuticals or sale of products. If our employees, affiliates, distributors or third-party marketing firms violate these laws or otherwise engage in illegal practices with respect to their sales or marketing of our products or other activities involving our products, we could be required to pay damages or heavy fines by multiple jurisdictions where we operate, which could materially and adversely affect our financial condition and results of operations. There have been recent occurrences in which certain hospitals have denied access to sales representatives from pharmaceutical companies because the hospitals wanted to avoid the perception of corruption. If this attitude becomes widespread among our potential customers, our ability to promote our products to hospitals may be adversely affected.

If we and our subsidiaries expand operations internationally, we will need to increase the scope of our compliance programs to address the risks relating to the potential for violations of the FCPA and other anti-bribery and anti-corruption laws and data protection laws. Our compliance programs will need to include policies addressing not only the FCPA, but also the provisions of a variety of anti-bribery and anti-corruption laws in multiple foreign jurisdictions, provisions relating to books and records that apply to us as a public company, and include effective training for our personnel throughout our organization. The creation and implementation of anti-corruption compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required. Violation of the FCPA and other anti-corruption and data privacy laws can result in significant administrative and criminal penalties for us and our employees, including substantial fines, suspension or debarment from government contracting, prison sentences, or even the death penalty in extremely serious cases in certain countries. The SEC also may suspend or bar us from trading securities on U.S. exchanges for violation of the FCPA’s accounting provisions. Even if we are not ultimately punished by government authorities, the costs of investigation and review, distraction of our personnel, legal defense costs, and harm to our reputation could be substantial and could limit our profitability or our ability to develop or commercialize our product candidates. In addition, if any of our competitors are not subject to the FCPA, they may engage in practices that will lead to their receipt of preferential treatment from foreign hospitals and enable them to secure business from foreign hospitals in ways that are unavailable to us.

We may in the future be subject to litigation, which could harm our stock price, business, results of operations and financial condition.

We may be subject to litigation in the future. In the past, following periods of volatility in the market price of their stock, many companies, including us, have been the subjects of securities class action litigation. Any such litigation can result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business results of operations and financial condition. As a result of these factors, holders of our common stock might be unable to sell their shares at or above the price they paid for such shares.

We may undertake strategic acquisitions in the future, and difficulties integrating such acquisitions could damage our ability to achieve or sustain profitability.

We may acquire businesses or assets that complement or augment our existing business. If we acquire businesses with promising products or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to move one or more products through preclinical and/or clinical development to regulatory approval and commercialization. Integrating any newly acquired businesses or technologies could be expensive and time-consuming, resulting in the diversion of resources from our current business. We may not be able to integrate any acquired business successfully. We cannot assure that, following an acquisition, we will achieve revenues, specific net income or loss levels that justify the acquisition or that the acquisition will result in increased earnings, or reduced losses, for the combined company in any future period. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses, which would result in dilution for stockholders or the incurrence of indebtedness and may not be available on terms which would otherwise be acceptable to us. We may not be able to operate acquired businesses profitably or otherwise implement our growth strategy successfully.

We are subject to state laws in California that require gender and diversity quotas for boards of directors of public companies headquartered in California.

In September 2018, California enacted SB 826, requiring public companies headquartered in California to maintain minimum female representation on their boards of directors as follows: by December 31, 2019, public company boards must have a minimum of one female director; by December 31, 2021, public company boards with five members were required to have at least two female directors, and public company boards with six or more members were required to have at least three female directors.

Additionally, on September 30, 2020, California enacted AB 979, requiring public companies with principal executive offices in California to each have at least one director from an underrepresented community based on ethnicity and sexual orientation by December 31, 2021. A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. By December 31, 2022, each of these companies will be required to have at least two directors from such underrepresented communities if such company has more than four but fewer than nine directors, or at least three directors from underrepresented communities if the company has nine or more directors.

As of December 31, 2021, we have not yet met the requirement to have three female directors on our board. Although we intend to be in compliance on or before December 31, 2022, we cannot assure that we can recruit, attract and/or retain qualified members of the board and continue to meet gender and diversity quotas as required by California law (provided that such laws are not repealed before the compliance deadlines), which may cause certain investors to divert their holdings in our securities and expose us to financial penalties and/or reputational harm.

Risks Related to Our Industry

Our operations as a clinical laboratory in the United States are subject to oversight by CMS under CLIA, as well as certain state agencies, and our operation of clinical laboratories in any foreign jurisdictions are subject to similar regulatory oversight. Any failure to maintain our CLIA or applicable state or international permits and licenses may affect our ability to commercialize our diagnostic tests.

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

We also maintain laboratory operations in Germany and could expand our laboratory operations to other foreign jurisdictions. Therefore, we are subject to laboratory quality regulations and accreditation standards in Germany, and will be subject to such regulations and standards in any other jurisdictions where we may operate. These requirements may vary by jurisdiction and differ from those in the United States, and may require us to implement additional compliance measures. If we fail to comply with any foreign jurisdiction’s applicable laboratory regulations and standards it could limit our revenue and harm or business and we could be subject to fines and other sanctions.

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

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level, or how any future legislation or regulation may affect us. For instance, the payment reductions imposed by the Affordable Care Act (“ACA”) and the expansion of the federal and state governments’ role in the U.S. healthcare industry as well as changes to the reimbursement amounts paid by payers for our tests and future tests and products may reduce our profits and have a materially adverse effect on our business, financial condition, results of operations and cash flows. Notably, Congress enacted legislation in 2017 that eliminated the ACA’s “individual mandate” beginning in 2019, which may significantly impact the number of covered lives participating in exchange plans. The U.S. Supreme Court is currently reviewing the constitutionality of the ACA, although it is unclear when a decision will be made. Further, it is possible that additional governmental action be taken in response to the ongoing COVID-19 public health emergency.

PAMA significantly altered the payment methodology under the Clinical Laboratory Fee Schedule that determines Medicare coverage for laboratory tests. Under PAMA (as amended by the Further Consolidated Appropriations Act, 2020 and the Coronavirus Aid, Relief, and Economic Security Act, respectively) and its implementing regulations, clinical laboratories must report to CMS private payer rates for clinical diagnostic laboratory tests. Laboratories that fail to timely report the required payment information may be subject to substantial civil money penalties. Medicare payments for clinical diagnostic laboratory tests are paid based upon these reported private payer rates. For certain clinical diagnostic laboratory tests that are not designated as advanced diagnostic laboratory tests, initial payment rates will be assigned by the cross-walk or gap-fill methodology. For laboratory tests that are designated as new advanced diagnostic laboratory tests initial payment rates will be based on the actual list charge for the laboratory test. On December 10, 2021 CMS reported that the payment rates calculated under PAMA will be held at 2020 levels during 2022, and then, where applicable based upon median private payer rates reported, reduced by up to 15% per test year in each of 2023 through 2025, with a second round of private payer rate reporting between January 1, 2022 and March 31, 2022 to establish the 2023 through 2025 rates. Thereafter, additional data collection and reporting obligations are scheduled to continue on an every third subsequent calendar year cycle to establish the payment rates.

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

Changes to the patent laws in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our diagnostic tests.

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

Other companies or organizations may challenge our patent rights or may assert patent rights that prevent us from developing and commercializing our diagnostic tests.

Any patent applications that we file and any patents that we hold or later obtain could be challenged by third parties and declared invalid or infringing of third-party claims. A patent interference proceeding may be instituted with the USPTO when more than one person files a patent application covering the same technology, or if someone wishes to challenge the validity of an issued patent filed before March 16, 2013. At the completion of the interference proceeding, the USPTO will determine which competing applicant is entitled to the patent, or whether an issued patent is valid. Patent interference proceedings are complex, highly contested legal proceedings, and the USPTO’s decision is subject to appeal. This means that if an interference proceeding arises with respect to any of our patent applications, we may experience significant expenses and delay in obtaining a patent, and if the outcome of the proceeding is unfavorable to us, the patent could be issued to a competitor rather than to us. In addition to interference proceedings, the USPTO can review issued patents at the request of a third party seeking to have the patent invalidated. An inter partes review proceeding allows third parties to challenge the validity of an issued patent where there is a reasonable likelihood of invalidity. This means that patents owned or licensed by us may be subject to administrative review and may be lost if the outcome of the review is unfavorable to us.

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

Filing, prosecuting and defending patents, if issued, on our diagnostic test candidate in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly in developing countries. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the United States. These products may compete with our diagnostic tests in jurisdictions where we do not have any issued or licensed patents or where any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing with us.

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

Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and resources from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in major markets for our diagnostic test, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our diagnostic tests. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our diagnostic tests.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our current or future diagnostic test, including interference proceedings before the USPTO, misappropriation claims, or other allegations. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. For example, the biotechnology and pharmaceutical industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our diagnostic tests or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

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

If we are found to infringe a third party’s intellectual property rights, we may have to pay monetary damages, lose valuable intellectual property rights or personnel, or be forced to cease developing, manufacturing or commercializing the infringing diagnostic test. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing diagnostic test. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our diagnostic tests or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Patent terms may be inadequate to protect our competitive position on our diagnostic tests for an adequate amount of time.

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

The concern over available hospital, staffing, equipment, and other resources, and the risk of exposure to the virus, has led to early-stage lung cancer surgeries being delayed, and the continued deferral of lung cancer surgeries could result in delayed or reduced use of DetermaRx™ in the near term. Even if COVID-19 related restrictions are relaxed and lung cancer surgeries are performed at or close to pre-pandemic levels, any growth and anticipated adoption of our diagnostic tests may not occur due to reasons other than COVID-19.

The consequences of the COVID-19 pandemic have led to uncertainties related to our business growth and our ability to forecast the demand for our diagnostic testing and Pharma Services and resulting revenues. We had no commercial revenues until the first quarter of 2020 when we launched of our first commercial diagnostic test, DetermaRxTM, and acquired the Pharma Services business of Insight. We had expected that initial DetermaRx™ revenues would be constrained by the lack of Medicare coverage. Medicare reimbursement pricing approval for DetermaRx™ did not become effective until September 2020. Deferrals in lung cancer surgeries due to COVID-19 may have reduced demand for DetermaRx™, but because of the lack of historical DetermaRx™ revenues, with or without Medicare reimbursement, it is difficult to determine the extent to which the deferral of those surgeries impacted our DetermaRx™ revenues. Resurgences in COVID-19 cases could cause additional deferrals of lung cancer surgeries during the course of the pandemic. The lack of in-person interaction with healthcare providers for our promotion of the use of DetermaRx™ has also placed a constraint on our ability to market that test, but we cannot determine the extent to which that has impacted our revenues due to the absence of historical revenues. Similarly, our Pharma Services revenues commenced with our acquisition of Insight during the first quarter of 2020 and because we do not have a prior history of Oncocyte marketed Pharma Services revenues it is difficult to assess how COVID-19 may have impacted those revenues, although we are aware that certain planned clinical trials of new pharmaceuticals for which we had expected to provide Pharma Services were delayed due to the pandemic.

Although we have experienced limited COVID-19 related supply chain disruptions which to date did not impact our testing capacity, if the vendors of equipment and reagents used in our diagnostic laboratories experience supply, operational, or financial disruptions due to the COVID-19 pandemic, we could experience supply constraints in the future that could cause increased costs or delays in performing DetermaRx™ tests and Pharma Services and in continuing the development of new diagnostic tests, including DetermaIO™.

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

The full extent to which the COVID-19 pandemic and the various responses might impact our business, operations and financial results will depend on numerous evolving factors that we will not be able to accurately predict, including: the duration and scope of the pandemic; the development and spread of new strains, such as Delta and Omicron; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the difficulty or delay in clinical site initiation; the diversion of healthcare resources away from the conduct of clinical trials; delays or difficulties in enrolling patients in clinical trials; interruption of key clinical trial activities; interruption or delays in the operations of regulatory agencies, which may impact review and approval times; the availability and cost to access COVID-19 tests, vaccines and therapies; the effect on our potential customers and their demand for our diagnostic testing and Pharma Services; the effects on delays in development programs; and the effect on our suppliers and their ability to provide the necessary equipment and materials to support our tests and services and the general global supply chain disruptions that may have lasting impacts and consequences that are difficult to predict. In addition to the direct impacts to our business operations, the global economy is likely to continue to be significantly weakened as a result of actions taken in response to the COVID-19 pandemic and to the extent that such a weakened global economy impacts customers’ ability or willingness to purchase and pay for our tests, our business and results of operation could be negatively impacted. Due to the uncertain scope and duration of the COVID-19 pandemic and uncertain timing of any recovery or normalization, we are currently unable to estimate the resulting impacts on our operations and financial results. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our operations, as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, any customers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our financial results.

The COVID-19 pandemic has affected and continues to affect our ability to conduct clinical trial activities, causing delays in clinical site initiations and patient screening and enrollment in our clinical trials, and may delay and disrupt regulatory activities and our manufacturing and supply chain and have other adverse effects on our business and operations.

Like many other biopharmaceutical and diagnostic companies, we have experienced and continue to experience delays in clinical site initiations, as well as patient screening and enrollment in our clinical trials due to the COVID-19 pandemic. At the beginning of 2020, the pace of site opening and patient screening and enrollment was in line with our expectations. However, in the spring of 2020, the COVID-19 pandemic began to rapidly affect clinical trial sites around the world. The delays continued throughout 2021 due to new variant surges in the US and EU where all of our trials are executed. Many of our clinical sites established self-imposed holds on site initiations and enrollment during this period out of concern for patient exposure to COVID-19 and due to lack of available staff. As a result, we experienced significant delays in site initiations, as well as patient screening and enrollment. During the summer of 2020, as the number of COVID-19 cases declined due to public health safety measures, some clinical sites removed their self-imposed holds on site initiations and enrollment, which improved the momentum of patient enrollment. However, beginning in November 2020, another steep rise in COVID-19 cases again negatively impacted the pace of enrollment. The emergence of COVID-19 variants also continued throughout 2021, causing further unpredictability and uncertainty about the pace at which patients and healthcare workers would be able to return to clinical sites.

Since vaccine distribution has commenced in many countries, and we have begun to see the number of COVID-19 cases declining, we currently believe our clinical trial operations may normalize over the next several months. However, the pace at which any normalization may occur remains uncertain and unpredictable. Given the above factors, we expect there may continue to be delays in our clinical trials, in addition to delays and disruptions in regulatory activities as well as delays in manufacturing and supply chain that may continue to have adverse effects on our business.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 235,000,000 shares of capital stock consisting of 230,000,000 shares of common stock and 5,000,000 “blank check” shares of preferred stock. At December 31, 2021, there were 92,231,917 shares of common stock outstanding, 2,251,576 shares of common stock reserved for exercise of warrants and 11,601,589 shares of common stock reserved for issuance upon the exercise of options under our employee stock option plans. No shares of preferred stock are presently outstanding.

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

Our former parent company may sell its Oncocyte shares to raise capital to finance its operations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive and administrative offices are located in an office and laboratory facility of leased space in Irvine, California. The Irvine lease expires in September 2027. At this Irvine, California location, we have a CLIA-certified laboratory, which is our primary clinical laboratory facility where cancer diagnostic tests are performed, and we are in the process of completing a separate R&D laboratory.

We also operate a CLIA-certified laboratory in Nashville, Tennessee and sublease laboratory space in Brisbane, California. The lease of the Nashville, Tennessee CLIA laboratory space will expire in April 2024, and our subleased Brisbane CLIA laboratory space sublease will expire in March 2023.

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

Dividends

We have not declared or paid any cash dividends on our common stock. Any future decision to declare or pay dividends will be at the sole discretion of our Board of Directors.

Holders

As of March 3, 2022, we had approximately 318 holders of record of our common stock. This number does not include shareholders whose shares of Oncocyte common stock are held in “street name” in accounts with securities broker-dealers or other financial institutions or fiduciaries.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows certain information concerning the options outstanding and available for issuance under all of our compensation plans and agreements as of December 31, 2021 (in thousands, except weighted average exercise price):

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of the Outstanding Options, Warrants and Rights (1)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (2)
Oncocyte Stock Option Plans Approved by Shareholders	11,602	$3.63	9,006

(1)	Includes both our 2010 Employee Stock Option Plan and our 2018 Equity Incentive Plan, as amended.
(2)	All shares remaining available for future issuance are under our 2018 Equity Incentive Plan, as amended.

Additional information concerning our 2010 Employee Stock Option Plan and our 2018 Equity Incentive Plan (as amended) and stock options may be found in Note 6 to the consolidated financial statements found elsewhere in this Report.

Recent Sales of Unregistered Securities

None.

Item 6. [RESERVED.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the years ended December 31, 2021 and 2020, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. These historical consolidated financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Risk Factors.”

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

Other tests in our development pipeline include DetermaTx™, a test that we are targeting for commercial launch later this year and that is intended to compliment DetermaIO™ by assessing the mutational status of a tumor to help identify the appropriate targeted therapy. We also plan to initiate the development of DetermaMx™ as a blood based test to monitor cancer patients for recurrence of their disease. We have added to our diagnostic test pipeline the DetermaCNI™, a patented, blood-based test from Chronix for immunotherapy monitoring.

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

We believe we have sufficient cash, cash equivalents, and marketable equity securities to carry out our current operations through at least twelve months from the issuance date of our consolidated financial statements included elsewhere in this Report. We expect that our operating expenses will continue to increase as we conduct our planned clinical trial of DetermaRx™, and if we successfully complete the development of DetermaIO™, DetermaTx™ and DetermaMx™ and commercialize those tests. We have hired a sales and marketing team. In addition to our CLIA-certified laboratory in Irvine, California, we are in the process of completing a separate R&D laboratory. We also acquired a laboratory in Germany through our completed merger with Chronix and we will incur additional expenses resulting from our continued investment in Chronix. We are continuing to seek other opportunities to acquire ownership of or marketing rights to additional cancer tests. Because of the expected time frame to apply for and receive Medicare reimbursement approval for our tests, our pre-Medicare approval revenues from commercialization of our tests and revenues from services we perform for pharmaceutical companies are not expected to cover our operating expenses. We will need to obtain additional financing for our operations until such time as we generate sufficient revenues from the commercialization of our tests to cover our operating expenses. Our determination as to when we will seek new financing and the amount of financing that we will need will be based on our evaluation of the progress we make in our research and development programs, any changes to or the expansion of the scope and focus of our research, progress and results of commercializing our tests after completion of development, progress in receiving Medicare and other payor reimbursement approval, and our projection of future costs. See “Liquidity and Capital Resources” for a discussion of our available capital resources, our need for future financing, and possible sources of capital.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2 to our consolidated financial statements included elsewhere in this Report. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. On an ongoing basis, we evaluate estimates which are subject to significant judgment, including those related to the going concern assessments of our consolidated financial statements, revenue recognition, allowance for doubtful accounts, business combination valuation, contingent consideration valuation, allocation of direct and indirect expenses, useful lives associated with long-lived intangible assets, machinery and equipment, loss contingencies, valuation allowances related to deferred income taxes, and assumptions used to value stock-based awards, debt or other equity instruments. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. To the extent that there are material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

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

Business combinations

We account for business combinations in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires the purchase price to be measured at fair value. When the purchase consideration consists, in part or entirely of our common shares, we calculate the purchase price by determining the fair value, as of the acquisition date, of shares issued in connection with the closing of the acquisition. We recognize estimated fair values of the tangible assets and intangible assets acquired, including in-process research and development (“IPR&D”), and liabilities assumed as of the acquisition date, and we record as goodwill any amount of the fair value of the tangible and intangible assets acquired and liabilities assumed in excess of the purchase price.

Contingent consideration liabilities

ASC 805 requires that contingent consideration be estimated and recorded at fair value as of the acquisition date as part of the total consideration transferred. Contingent consideration is an obligation of the acquirer to transfer additional assets or equity interests to the selling shareholders in the future if certain future events occur or conditions are met, such as the attainment of product development milestones. Contingent consideration also includes additional future payments to selling shareholders based on achievement of components of earnings, such as “earn-out” provisions or percentage of future revenues, including royalties paid to the selling shareholders based on a percentage of revenues generated over their respective useful life.

The fair value of milestone-based contingent consideration was determined using a scenario analysis valuation method which incorporates our assumptions with respect to the likelihood of achievement of the milestones, as defined in the merger agreements, credit risk, timing of the contingent consideration payments and a risk-adjusted discount rate to estimate the present value of the expected payments, all of which require significant management judgment and assumptions. Since the contingent consideration payments are based on nonfinancial, binary events, management believes the use of the scenario analysis method is appropriate.

The fair value of royalty or revenue share-based contingent consideration was determined using a single scenario analysis method to value those payments. The single scenario method incorporates our assumptions with respect to specified future revenues generated over their respective useful lives, credit risk, and a risk-adjusted discount rate to estimate the present value of the expected royalty payments, all of which require significant management judgment and assumptions. Since the royalty-based contingent consideration payments are based on future revenues and linear payouts, management believes the use of the single scenario method is appropriate.

The fair value of all contingent consideration after the acquisition date is reassessed by us as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in our consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities and, accordingly, the resulting gain or loss that we record in our consolidated financial statements. See Note 3 to our consolidated financial statements included elsewhere in this Report.

Goodwill and intangible assets

In accordance with ASC 350, Intangibles – Goodwill and Other, IPR&D projects acquired in a business combination that are not complete as of the acquisition date are capitalized and accounted for as indefinite-lived intangible assets until completion or abandonment of the related research and development efforts. Upon successful completion of the project, the capitalized amount is amortized over its estimated useful life. If a project is abandoned, all remaining capitalized amounts are written off immediately. We consider various factors and risks for potential impairment of IPR&D assets, including the current legal and regulatory environment, uncertainties posed by the ongoing COVID-19 pandemic and the competitive landscape. Adverse clinical trial results, significant delays or inability to obtain local determination coverage (“LCD”) from the Centers for Medicare and Medicaid Services (“CMS”) for Medicare reimbursement for a diagnostic test, the inability to bring a diagnostic test to market and the introduction or advancement of competitors’ diagnostic tests could result in partial or full impairment of the related intangible assets. Consequently, the eventual realized value of the IPR&D project may vary from its fair value at the date of acquisition, and IPR&D impairment charges may occur in future periods. During the period between completion or abandonment, the IPR&D assets will not be amortized but will be tested for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts.

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

Stock-based compensation

We recognize compensation expense related to share-based payments in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for share-based payment awards made to directors and employees based on estimated fair values. We estimate the fair value of employee stock-based payment awards on the grant-date and recognize the resulting fair value over the requisite service period on a straight-line basis. For stock-based awards that vest only upon the attainment of one or more performance goals, compensation cost is recognized if and when we determine that it is probable that the performance condition or conditions will be, or have been, achieved. We utilize the Black-Scholes option pricing model for determining the fair value of stock options. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. For the years ended December 31, 2021 and 2020, we estimated the expected volatility using our own stock price volatility to the extent applicable or a combination of our stock price volatility and the stock price volatility of stock of peer companies, for a period equal to the expected term of the options. The expected term of options granted is based on our own experience and, in part, based upon the “simplified method” provided under Staff Accounting Bulletin, Topic 14, or SAB Topic 14, as necessary. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. Although the fair value of employee stock options is determined in accordance with FASB guidance, the key inputs and assumptions may change as we develop our own company estimates, experience and key inputs including our expected term, and stock price volatility based on the trading history of our stock in the public market. Changes in these subjective assumptions can materially affect the estimated value of equity grants and the stock-based compensation that we record in our consolidated financial statements.

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

The adoption of ASC 842 did not have a material impact to our consolidated financial statements because we did not have any significant operating leases at the time of adoption. During the years ended December 31, 2021 and 2020, we entered into various operating leases and an embedded operating lease in accordance with ASC 842 discussed in Notes 9 and 10 to the consolidated financial statements included elsewhere in this Report. Our accounting for financing leases (previously referred to as “capital leases”) remained substantially unchanged.

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

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. We will recognize accrued interest and penalties, if any, related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of the financial statement periods presented herein. We account for uncertain tax positions by assessing all material positions taken in any assessment or challenge by relevant taxing authorities. We are currently unaware of any tax issues under review. See Note 8 to our consolidated financial statements included elsewhere in this Report.

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

DetermaRx™ testing revenue

In the first quarter of 2020, Oncocyte commercially launched DetermaRx™ and commenced performing tests on clinical samples through orders received from physicians, hospitals, and other healthcare providers. In determining whether all the revenue recognition criteria (i) through (v) above are met with respect to DetermaRx™ tests, each test result is considered a single performance obligation and is generally considered complete when the test result is delivered or made available to the prescribing physician electronically, and, as such, there are no shipping or handling fees incurred by Oncocyte or billed to customers. Although Oncocyte bills a list price for all tests ordered and completed for all payer types, Oncocyte considers constraints on the variable consideration when recognizing revenue for DetermaRx™. Because DetermaRx™ is a novel test and there are no current reimbursement arrangements with third-party payers other than Medicare, the transaction price represents variable consideration. Application of the constraint for variable consideration is an area that requires significant judgment. For all payers other than Medicare and payers subscribed to Medicare Advantage, Oncocyte must consider the novelty of the test, the uncertainty of receiving payment, or being subject to claims for a refund, from payers with whom it does not have a sufficient payment collection history or contractual reimbursement agreements. Accordingly, for those payers, Oncocyte expects to continue to recognize revenue upon payment until it has a sufficient history to reliably estimate payment patterns or has contractual reimbursement arrangements, or both, in place. In September 2020, Oncocyte received a final pricing decision for DetermaRx™ from CMS, and with Medicare coverage in effect, Oncocyte commenced recognizing revenue when DetermaRx™ tests are performed for Medicare and Medicare Advantage patients, or when payment was approved by Medicare and Medicare Advantage in the case of certain tests performed prior to September 2020.

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

We establish an allowance for doubtful accounts based on the evaluation of the collectability of Pharma Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses and uncollectible accounts, if any, based upon historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts. As of December 31, 2021, we have not recorded any losses or allowance for doubtful accounts on accounts receivables from Pharma Services.

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

Research and development expenses

Research and development expenses are comprised of costs incurred to develop technology, and include salaries and benefits (including stock-based compensation), laboratory expenses (including reagents and supplies used in research and development laboratory work), infrastructure expenses (including allocated facility occupancy costs), and contract services and other outside costs. Indirect research and development expenses are allocated primarily based on headcount, as applicable, and include rent and utilities, common area maintenance, telecommunications, property taxes, and insurance. Research and development costs are expensed as incurred.

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

Revenues for the Year Ended December 31, 2021

The year ended December 31, 2020 is the first year in which we generated revenues. We currently derive our revenues from the sale of our novel lung cancer stratification test, DetermaRx™, which we commercially launched in early 2020, and from Pharma Services generated by our wholly owned subsidiary, Insight, which we acquired on January 31, 2020. From 2021, we also recognized revenue from our DetermaRx™ and TheraSure™ technology licensing.

The following table shows our revenues for the years ended December 31, 2021 and 2020 (in thousands, except percentage change values).

	2021	2020	$ Change	% Change

Revenues	$7,727	$1,216	$6,511	535%

Under U.S. generally accepted accounting principles, we may not recognize revenues even if we have performed the diagnostic tests we have commercialized until we have contracts for reimbursement from third-party payers and a history of experience of cash collections for the tests we perform. Until we develop that experience or have the contracts in place with payers or Medicare or other insurance coverage for a test, we recognize revenue upon receipt of payment for the tests that we perform. In September 2020, we received a final pricing decision for our DetermaRx™ test from CMS and commenced recognizing revenue on an accrual basis when DetermaRx™ tests are performed for Medicare covered patients, or when payment was approved by Medicare in the case of certain tests performed prior to September 2020. During the three months ended March 31, 2021, after accumulating additional history of cash receipts and other factors considered by management for Medicare Advantage covered tests, including the recently published Medicare rate which management believes entitles Oncocyte to get reimbursed for Medicare Advantage covered tests at the Medicare rate, Oncocyte commenced recognizing Medicare Advantage covered tests upon satisfaction of the performance obligation, upon considering no further constraints on the variable consideration, at the Medicare rate. All other payers for the DetermaRx™ test are currently recognized on a cash basis. For financial accounting purposes, regardless of when, or whether, revenues may be recognized, we incurred and accrued costs of revenues and other operating expenses discussed below related to any services we perform. Our ability to increase our testing revenue for DetermaRx™ will depend on our ability to penetrate the market and obtain coverage from additional third-party payers.

Despite COVID adversely impacting the number of surgeries performed, DetermaRx™ testing volume grew quarter over quarter in 2020, its first year of launch, driven by our rapid pivot to virtual engagements of physicians via targeted educational programs, key opinion leader or KOL webinars, continuing medical education programs, and virtual molecular tumor boards attended by over 3000 medical professionals, including thoracic surgeons, medical oncologists, pathologists and nurse navigators. Following our commercial launch in the first quarter of 2020, DetermaRx™ tests ordered during the second, third and fourth quarter of 2020 were 64, 175 and 238, respectively. DetermaRx™ tests ordered during the first, second, third and fourth quarter of 2021 were 228, 281, 289, and 444, respectively.

Pharma Services revenues in the fourth quarter of 2021 were higher sequentially when compared to the fourth quarter of 2020 and the third quarter of 2021 due to delays in customer projects resulting from the COVID surge in prior periods. Pharma services are generally performed on a time and materials basis. Upon our completion of the service to the customer in accordance with the contract, we have the right to bill the customer for the agreed upon price (either on a per test or per deliverable basis) and recognize the pharma services revenue at that time.

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

The following table presents the percentage of consolidated revenues attributable to products or services classes that represent greater than ten percent of consolidated revenues:

	Year Ended
	December 31,
	2021	2020	2021	2020
DetermaRxTM	$2,475	$545	32%	45%
Pharma Services	1,460	671	19%	55%
Licensing	3,792	-	49%	-
Total	$7,727	$1,216	100%	100%

The following table presents the percentage of consolidated revenues received from unaffiliated customers that individually represent greater than ten percent of consolidated revenues:

	Year Ended
	December 31,
	2021	2020
Medicare for DetermaRxTM	17%	40%
Medicare Advantage for DetermaRxTM	14%	*
Pharma services Company A	*	23%
Pharma services Company B	*	12%
Licensing - Company D	40%	*
Licensing - Company B	10%	*
Total	100%	100%

*Less than 10%

Operating Summary

The following table shows our operating net loss for the years ended December 31, 2021 and 2020 (in thousands).

	Year Ended
	December 31,
	2021	2020	$ Change	% Change

Revenues	7,727	1,216	6,511	535%
Cost of revenues	7,539	1,855	5,684	306%
Research and development expenses	13,631	9,800	3,831	39%
Sales and marketing expenses	11,167	6,494	4,673	72%
General and administrative expenses	22,336	16,788	5,548	33%
Change in fair value of contingent consideration	27,266	(4,010)	31,276	-780%
Loss from operations	(74,212)	(29,711)	(44,501)	150%
Other income (expense)	854	(1,475)	2,329	-158%
Loss before income taxes	(73,358)	(31,186)	(42,172)	135%
Income tax benefit	9,261	1,254	8,007	639%
Net Loss	(64,097)	(29,932)	(34,165)	114%

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

Research and development expenses

A summary of the main drivers of the change in research and development expenses for the periods presented, is as follows:

	Year Ended
	December 31,
	2021	2020	$ Change	% Change

Personnel-related expenses	$5,143	$3,612	$1,531	42%
Professional fees, legal, and outside services	2,112	1,605	507	32%
Laboratory supplies and expenses	2,056	1,706	350	21%
Share-based compensation	1,612	1,201	411	34%
Depreciation	697	591	106	18%
Clinical trials	829	159	670	421%
Facilities and insurance	367	326	41	13%
Severance	233	374	(141)	-38%
Other	582	226	356	158%
Total	$13,631	$9,800	$3,831	39%
% of Net Revenue	176%	806%		-630%

We expect to continue to incur a significant amount of research and development expenses during the foreseeable future. Although we have terminated development work for our DetermaDx product line, we will continue development of DetermaIO™, DetermaTx™, and DetermaMx™, clinical trials to promote commercialization of DetermaRx™, and development of our planned DetermaCNI™ test from the Chronix merger. Our future research and development efforts and expenses will also depend on the amount of capital that we are able to raise to finance those activities and whether we acquire rights to any new diagnostic tests. A portion of our costs for leasing and operating our CLIA laboratories in California and Tennessee, and in Germany, will also be included in research and development expenses to the extent allocated to the development of our diagnostic tests.

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

Sales and marketing expenses

A summary of the main drivers of the change in sales and marketing expenses for the periods presented, is as follows:

	Year Ended
	December 31,
	2021	2020	$ Change	% Change

Personnel-related expenses	$6,314	$4,015	$2,299	57%
Professional fees, legal, and outside services	1,466	1,324	142	11%
Share-based compensation	1,296	591	705	119%
Marketing & Advertising	733	306	427	140%
Facilities and insurance	156	124	32	26%
Other	1,202	134	1,068	797%
Total	$11,167	$6,494	$4,673	72%
% of Net Revenue	145%	534%		-390%

We expect to continue to incur a significant amount of sales and marketing expenses during the foreseeable future as we continue to market and sell DetermaRx™ and if we successfully complete product development and begin commercialization efforts for DetermaIO™ as a clinical test. Sales and marketing expenses will also increase if we successfully develop and begin commercializing DetermaCNI™, DetermaTx™, and DetermaMx™, or if we acquire and commercialize other diagnostic tests. Our commercialization efforts and expenses will also depend on the amount of capital that we are able to raise to finance commercialization of our tests. Our future expenditures on sales and marketing will also depend on the amount of revenue that those efforts are likely to generate. Because physicians are more likely to prescribe a test for their patients if the cost is covered by Medicare or health insurance, demand for our diagnostic and other tests and our expenditures on sales and marketing are likely to increase if our diagnostic or other tests qualify for reimbursement by Medicare or private health insurance companies

General and administrative expenses

A summary of the main drivers of the change in general and administrative expenses for the periods presented, is as follows:

	Year Ended
	December 31,
	2021	2020	$ Change	% Change

Personnel-related expenses and board fees	$6,137	$5,742	$395	7%
Professional fees, legal, and outside services	6,258	4,565	1,693	37%
Share-based compensation	3,657	2,984	673	23%
Facilities and insurance	3,197	2,529	668	26%
Severance - Chronix acquisition	2,452	-	2,452	n/a
Severance	-	834	(834)	n/a
Other	635	134	501	374%
Total	$22,336	$16,788	$5,548	33%
% of Net Revenue	289%	1,381%		-1,092%

Change in fair value of contingent consideration

We will pay contingent consideration if various payment milestones are triggered under the merger agreements through which we acquired Insight and Chronix. See Note 3 to our consolidated financial statements included in this Report. Changes in the fair value of the contingent consideration will be based on our reassessment of the key assumptions underlying the determination of this liability as changes in circumstances and conditions occur from the Insight acquisition date to the reporting period being presented, with the subsequent change in fair value recorded as part of our consolidated loss from operations for that period. For the year ended December 31, 2021 and December 31, 2020, we recorded an unrealized loss of approximately $27.3 million and an unrealized gain of approximately $4.0 million related to the decrease in the fair value of contingent consideration primarily attributable to a revised estimate on the timing of the possible future payouts, respectively.

Other income and expenses, net

Other income and expenses, net, is primarily comprised of interest income and interest expenses, net, pro rata loss from our equity method investment in Razor prior to February 24, 2021, and unrealized gains and losses on Lineage and AgeX Therapeutics, Inc. (“AgeX”) marketable equity securities we hold. Interest income is earned from money market funds we hold for capital preservation. Interest expense was incurred under our loan payable to the Silicon Valley Bank, our loan from the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) and under financing lease obligations. Interest expense, net, reflects the interest expense incurred on our loans and financing obligations in excess of interest income earned from money market accounts. During May 2021, Oncocyte’s PPP loan obligation was forgiven and the principal amount of $1,140,930 was recognized as gain on extinguishment of debt in the accompanying consolidated statement of operations. All previously accrued PPP loan interest expenses of $11,000 were reversed in the second quarter of 2021.

For the year ended December 31, 2021, we recorded interest expense, net, of $0.2 million from our loans and financing leases. For the year ended December 31, 2020, we recorded interest expense, net, of $0.3 million from our loans and financing leases. For the year ended December 31, 2021, we recorded $0.2 million of unrealized gain from the fair market value increase of the marketable equity securities we hold in shares of Lineage and AgeX common stock. We did not sell any marketable securities during any of the periods presented. As of December 31, 2021 and 2020, we held marketable equity securities with a total fair market value of $0.9 million and $0.7 million, respectively.

Income taxes

A summary of the income taxes and tax rates for the periods presented, is as follows:

	2021	2020

Income taxes (in thousands)	$9,261	$1,254
Effective tax rate	-13%	-4%

In connection with the Chronix and Razor acquisitions discussed in Note 3 to our consolidated financial statements included else wherein this Report, a change in the acquirer’s valuation allowance that stems from the purchase of assets should be recognized as an element of the acquirer’s income tax benefit in the period of the acquisition. Accordingly, for the year ended December 31, 2021, we recorded a $9.3 million partial release of our valuation allowance and a corresponding income tax benefit stemming from the deferred tax liability generated by the Chronix and Razor intangible assets we acquired.

In connection with the acquisition of Insight discussed in Note 3 to our consolidated financial statements included elsewhere in this Report, and in accordance with business combination accounting standards, a change in the acquirer’s valuation allowance that stems from a business combination should be recognized as an element of the acquirer’s income tax expense or benefit in the period of the acquisition. Accordingly, for the year ended December 31, 2020, we recorded a $1.3 million partial release of our valuation allowance with a corresponding income tax benefit stemming from the deferred tax liabilities generated by the acquired Insight in-process research and development (IPR&D) and customer relationships intangible assets.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Other than the partial release discussed above for the years ended December 31, 2021 and 2020, we established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. Accordingly, due to losses incurred for all periods presented, we did not record any provision or benefit for income taxes except for the tax benefit recorded in connection with the acquisitions discussed above.

Liquidity and Capital Resources

We finance our operations primarily through the sale of our common stock. We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $187.8 million at December 31, 2021. We expect to continue to incur operating losses and negative cash flows for the near future.

At December 31, 2021, we had $35.6 million of cash and cash equivalents and held shares of Lineage and AgeX common stock as marketable equity securities valued at $0.9 million. Oncocyte believes that its current cash, cash equivalents and marketable equity securities are sufficient to carry out current operations through at least twelve months from the issuance date of the consolidated financial statements included in this Report.

On October 17, 2019, we refinanced our loan with Silicon Valley Bank (the “Bank”) as further discussed in Note 12 to our consolidated financial statements included elsewhere in this Report. On April 2, 2020, as part of the Bank’s COVID-19 pandemic relief program, Oncocyte and the Bank entered into a Loan Deferral Agreement (“Loan Deferral”) with respect to the Amended Loan Agreement. Under the Loan Deferral Agreement, the Bank agreed to (i) extend the scheduled maturity date of the Amended Loan Agreement from March 31, 2022 to September 30, 2022, and (ii) deferred the principal payments by an additional 6 months whereby payments of interest only on the Bank loan principal balance will be due monthly from May 1, 2020 through October 1, 2020, followed by 23 monthly payments of principal and interest beginning on November 1, 2020, all provided at no additional fees to Oncocyte. The outstanding principal amount of the loan, with interest accrued, the final payment fee, and the prepayment fee may become due and payable prior to the applicable maturity date if an “Event of Default” as defined in the Loan and Security Agreement, as amended governing the loan (the “Loan Agreement”) occurs and is not cured within any applicable cure period. Upon the occurrence and during the continuance of an Event of Default, all obligations due to the Bank will bear interest at a rate per annum which is 5% above the then applicable interest rate. An Event of Default includes, among other events, failure to pay interest and principal when due, material adverse changes, which include a material adverse change in Oncocyte’s business, operations, or condition (financial or otherwise), failure to provide the bank with timely consolidated financial statements and copies of filings with the SEC, as required, legal judgments or pending or threatened legal actions of $50,000 or more, insolvency, and delisting from the national securities exchange on which our common stock trades. Oncocyte’s obligations under the Loan Agreement are collateralized by substantially all of its assets other than intellectual property such as patents and trade secrets that Oncocyte owns. Accordingly, if an Event of Default were to occur and not be cured, the Bank could foreclose on its security interest in the collateral. We are in compliance with the Loan Agreement, as amended, as of the filing date of this Report.

On April 23, 2020, Oncocyte obtained a U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loan in the principal amount of $1,140,930 from Silicon Valley Bank (the “Bank”). The PPP loan bore interest at a rate of 1% per annum (see Note 12) and was scheduled to mature on April 23, 2022. During May 2021, the principal amount and accrued interest on the PPP loan was forgiven by the Bank through the SBA under the provisions of the PPP loan program. Although Oncocyte was obligated to make monthly payments of principal and interest on the PPP loan commencing in November 2020, each in such equal amount required to fully amortize the principal amount outstanding by the maturity date, Oncocyte was not billed or charged for any payments for the PPP loan during its loan forgiveness application. The forgiven principal amount of $1,140,930 is recognized as gain on extinguishment of debt in the accompanying consolidated statements of operations.

On June 11, 2021, Oncocyte entered into an at-the-market sales agreement with BTIG, LLC as sales agent and/or principal (the “Agent”) pursuant to which Oncocyte may sell up to an aggregate of $50,000,000 of shares of Oncocyte common stock from time to time through the Agent (the “ATM Offering”).

Between July 1, 2021 and December 31, 2021, Oncocyte sold 1,108,650 shares of common stock at an average offering price of $5.63 per share, for gross proceeds of approximately $6.24 million through the ATM Offering. Oncocyte will need to raise additional capital to finance its operations, including the development and commercialization of its cancer diagnostic and other tests, until such time as it is able to generate sufficient revenues from the commercialization of one or more of its LDTs and other tests and performing Pharma Services to cover its operating expenses.

We expect that our operating expenses will increase as we build our marketing and sales force and add new equipment and personnel to our CLIA laboratories to commercialize DetermaRx™, followed by DetermaIO™ for clinical use and other diagnostic tests in our pipeline after development is completed, including DetermaCNITM. Although we intend to market our diagnostic tests in the United States through our own sales force, we are also beginning to make marketing arrangements with distributors in other countries. We may also explore a range of other commercialization options in order to enter overseas markets and to reduce our capital needs and expenditures, and the risks associated the timelines and uncertainty for attaining the Medicare reimbursement approvals that will be essential for the successful commercialization of additional cancer diagnostic tests. Those alternative arrangements could include marketing arrangements with other diagnostic companies through which we might receive a licensing fee and royalty on sales, or through which we might form a joint venture to market one or more tests and share in net revenues, in the United States or abroad.

In addition to sales and marketing expenses we will incur expenses from leasing and improving our new office and laboratory facilities in Irvine California, from operating our CLIA laboratories in Nashville, Tennessee and our CLIA laboratory at our Irvine facility, and from leasing our facility in Brisbane, California.

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

Cash used in operating activities

During the years ended December 31, 2021 and 2020, our total research and development expenses were $13.6 million and $9.8 million, respectively, our general and administrative expenses were $22.3 million and $16.8 million, respectively, and our sales and marketing expenses were $11.2 million and $6.5 million, respectively. We also incurred $7.5 million in cost of revenues, including $3.4 million amortization of intangible expenses, in the year ended 2021. Net loss for the years ended December 31, 2021 and 2020 amounted to $64.1 million and $30.0 million, respectively, and net cash used in operating activities amounted to $35.9 million and $26.0 million, respectively. Our cash used in operating activities during 2021 does not include the following noncash items: $27.3 million in loss from the change in fair value of contingent consideration; $9.3 million income tax benefit; $6.8 million in stock-based compensation; $4.3 million in depreciation and amortization expenses; $1.1 million gain on extinguishment of debt; $0.3 million in pro rata loss from our equity method investment in Razor; and $0.2 million in unrealized gain on marketable equity securities. Changes in operating assets and liabilities were approximately $0.1 million as an additional use of cash.

Cash used in investing activities

During the year ended December 31, 2021, net cash used in investing activities was $14.0 million, primarily attributable to the acquisition of the remaining interests in Razor, net of cash acquired, of $6.6 million; $2.2 million paid for construction in progress and purchase of furniture and equipment; $0.6 million repayment of the Insight cash holdback; and $4.5 million for the acquisition of Chronix.

Cash provided by financing activities

During the year ended December 31, 2021, net cash provided by financing activities was $78.4 million, primarily attributable to $74.9 million of net cash proceeds from the sale of shares of common stock, including $12.3 million of net cash proceeds from at-the-market transactions, $2.6 million from exercises of warrants, and $2.6 million from exercises of stock options, offset by repayments of principal on loans payable and financing lease obligations of $1.5 million, and $0.2 million on common shares received and retired for employee taxes paid. See Note 12 to our consolidated financial statements included elsewhere in this Report.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Oncocyte Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Oncocyte Corporation (the “Company”) as of December 31, 2021, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year ended December 31, 2021, and the related consolidated notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of and for the year ended December 31, 2020 were audited by OUM & Co. LLP, who joined WithumSmith+Brown, PC on July 15, 2021, and rendered their opinion on such statements on March 19, 2021.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Business Combination- Chronix BioMedical, Inc.

Description of the Matter

As described in Note 3 to the consolidated financial statements, the Company completed the acquisitions of Chronix BioMedical, Inc. (“Chronix”) on April 15, 2021. The acquisition was accounted for under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values.

Auditing the Company’s accounting for its acquisitions was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of identified intangible assets of $46.8 million, which consists of in-process research and development technology (“IPR&D”). The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The Company used a multi period excess earnings model, a form of a discounted cash flow, to measure the IPR&D intangible assets. The significant assumptions used to estimate the value of the intangible assets included discount rates, contributory asset charges, and certain assumptions that form the basis of the forecasted results, including revenue growth rates and expected net operating income margins. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

For the Company’s acquisition, we read the purchase agreement, evaluated the significant assumptions and methods used in developing the fair value estimates, and tested the recognition of (1) the tangible assets acquired and liabilities assumed at fair value; (2) the identifiable intangible assets acquired at fair value; (3) the fair value of contingent consideration (as discussed below) and (4) goodwill measured as a residual.

To test the estimated fair value of the IPR&D intangible asset, we performed audit procedures that included, among others, evaluating the Company’s selection of the valuation methodology, evaluating the significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates.

This includes comparing the significant assumptions to current industry, market and economic trends, to the assumptions used to value similar assets in other acquisitions, and to other guidelines used by companies within the same industry. We involved our valuation professionals to assist in our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates.

Valuation of Contingent Consideration

Description of the Matter

As described in Note 3 to the consolidated financial statements, the Company recognized contingent consideration liabilities at the estimated fair value on the acquisition date in connection with applying the acquisition method of accounting for business combinations. Subsequent changes to the fair value of the contingent consideration liabilities were recorded within the consolidated statement of earnings in the period of change. At December 31, 2021, the Company had $7.1 million and $69.6 million in contingent consideration liabilities, for the Company’s DetermaIO™ and TheraSure™ tests, respectively, which were associated with business combinations. These amounts represented a ‘Level 3’ fair value measurement in the fair value hierarchy due to the significant unobservable inputs used in determining the fair value and the use of management judgment about the assumptions market participants would use in pricing the liabilities.

Auditing the valuation of contingent consideration liabilities, consisting of milestone and royalty consideration, was complex and required significant auditor judgment due to the use of a scenario analysis valuation method and the high degree of subjectivity in evaluating certain assumptions required to estimate the fair value of the milestone contingent consideration and royalty contingent consideration. In particular, the royalty contingent consideration fair value measurement is based on future revenues, revenues for current services, and discount rates. The milestone contingent consideration fair value measurement is based on nonfinancial, binary events, therefore is reassessed as changes in circumstances and conditions occur. Management utilized its expertise within the industry, including commercial dynamics, trends and utilization, as well as knowledge of clinical development and regulatory approval processes to determine certain of these assumptions.

How We Addressed the Matter in Our Audit

To test the estimated fair value of contingent consideration liabilities, our audit procedures included, among others, inspecting the terms of the executed agreement, assessing the scenario analysis valuation method used and testing the key contractual inputs and significant assumptions discussed above. We evaluated the assumptions and judgments considering observable industry and economic trends and standards, external data sources and regulatory factors. Estimated amounts of future sales were evaluated for reasonableness in relation to internal and external analyses, clinical development progress and timelines, probability of success benchmarks, and regulatory notices. Our procedures included evaluating the data sources used by management in determining its assumptions and, where necessary, included an evaluation of available information that either corroborated or contradicted management’s conclusions. We involved our valuation specialists to assess the Company’s scenario analysis valuation and to perform corroborative fair value calculations.

/s/ Withum Smith+Brown, PC

We have served as the Company’s auditor since 2015.

San Francisco, California

March 11, 2022

PCAOB ID Number 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Oncocyte Corporation

Irvine, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Oncocyte Corporation (the “Company”) as of December 31, 2020, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We served as the Company’s auditor since 2015.

San Francisco, California

March 19, 2021

PCAOB ID Number 252

ONCOCYTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2021	2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35,605	$7,143
Accounts receivable	1,437	203
Marketable equity securities	904	675
Prepaid expenses and other current assets	1,197	1,205
Total current assets	39,143	9,226

NONCURRENT ASSETS
Right-of-use and financing lease assets, net	2,779	3,262
Machinery and equipment, net, and construction in progress	5,748	3,262
Equity method investment in Razor	-	13,417
Goodwill	18,684	9,187
Intangible assets, net	91,245	15,009
Restricted cash	1,700	1,700
Other noncurrent assets	264	356
TOTAL ASSETS	$159,563	$55,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,447	$432
Accrued compensation	3,376	3,468
Accrued expenses and other current liabilities	2,425	2,284
Accrued severance from acquisition, current	2,352	-
Accrued liabilities from acquisition, current	1,388	-
Loans payable, net of deferred financing costs, current	1,313	2,390
Right-of-use and financing lease liabilities, current	819	422
Total current liabilities	14,120	8,996

NONCURRENT LIABILITIES
Loans payable, net of deferred financing costs, noncurrent	-	1,508
Right-of-use and financing lease liabilities, noncurrent	3,545	4,312
Contingent consideration liabilities, noncurrent	76,681	7,120

TOTAL LIABILITIES	94,346	21,936

Commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 230,000 shares authorized; 92,232 and 69,117 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	252,954	157,160
Accumulated other comprehensive loss	37	-
Accumulated deficit	(187,774)	(123,677)
Total shareholders’ equity	65,217	33,483
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$159,563	$55,419

The accompanying notes are an integral part of these consolidated financial statements.

ONCOCYTE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	December 31,
	2021	2020

Net revenue	$7,727	$1,216

Cost of revenues	4,185	1,855
Cost of revenues – amortization of acquired intangibles	3,354	-
Gross profit	188	(639)

Operating expenses:
Research and development	13,631	9,800
Sales and marketing	11,167	6,494
General and administrative	22,336	16,788
Change in fair value of contingent consideration	27,266	(4,010)
Total operating expenses	74,400	29,072

Loss from operations	(74,212)	(29,711)

OTHER INCOME (EXPENSES), NET
Interest expense, net	(209)	(252)
Unrealized gain (loss) on marketable equity securities	229	297
Pro rata loss from equity method investment in Razor	(270)	(1,547)
Gain on extinguishment of debt (PPP loan)	1,141	-
Other income (expense), net	(37)	27
Total other income (expenses), net	854	(1,475)

LOSS BEFORE INCOME TAXES	(73,358)	(31,186)

Income tax benefit	9,261	1,254

NET LOSS	$(64,097)	$(29,932)

Net loss per share: basic and diluted	$(0.72)	$(0.46)

Weighted average shares outstanding: basic and diluted	88,920	65,478

The accompanying notes are an integral part of these consolidated financial statements.

ONCOCYTE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2021	2020

NET LOSS	$(64,097)	$(29,932)
Foreign currency translation adjustments	37	-
COMPREHENSIVE LOSS	$(64,060)	$(29,932)

The accompanying notes are an integral part of these consolidated financial statements.

ONCOCYTE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Income	Deficit	Equity
Balance at December 31, 2019	57,032	$124,583	$-	$(93,745)	$30,838
Net Loss	-	-	-	(29,932)	(29,932)
Stock-based compensation	-	5,066	-	-	5,066
Sale of common shares	8,257	18,343	-	-	18,343
Financing costs paid to issue common shares	-	(58)	-	-	(58)
Sale of common shares under at-the-market transactions	1,137	2,732	-	-	2,732
Financing costs for at-the-market transactions	-	(82)	-	-	(82)
Exercise of stock options	680	1,422	-	-	1,422
Shares issued upon vesting of RSU, net of shares retired to pay employees’ taxes	13	(15)	-	-	(15)
Issuance of common stock in lieu of cash for payment of board fees and deferred salaries	82	169	-	-	169
Issuance of common stock as partial consideration for Insight Genetics, Inc. acquisition	1,916	5,000	-	-	5,000
Balance at December 31, 2020	69,117	$157,160	$-	$(123,677)	$33,483
Net Loss	-	-	-	(64,097)	(64,097)
Foreign currency translation adjustment	-	-	37	-	37
Stock-based compensation	-	6,841	-	-	6,841
Sale of common shares, including at-the-market transactions	19,536	77,987	-	-	77,987
Financing costs paid to issue common shares, including at-the-market transactions	-	(3,065)	-	-	(3,065)
Stock options exercised	924	2,584	-	-	2,584
Warrants exercised	872	2,631	-	-	2,631
Shares issued upon vesting of RSU, net of shares retired to pay employees’ taxes	153	(239)	-		(239)
Issuance of common stock as consideration for Razor Genomics acquisition	982	5,756	-	-	5,756
Issuance of common stock as consideration for Chronix Biomedical acquisition	648	3,299	-	-	3,299
Balance at December 31, 2021	92,232	$252,954	$37	$(187,774)	$65,217

The accompanying notes are an integral part of these consolidated financial statements.

ONCOCYTE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64,097)	$(29,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	844	313
Amortization of intangible assets	3,361	81
Impairment charge for long-lived assets	-	422
Pro rata loss from equity method investment in Razor	270	1,547
Stock-based compensation	6,841	5,066
Unrealized gain on marketable equity securities	(229)	(297)
Amortization of debt issuance costs	56	102
Change in fair value of contingent consideration	27,266	(4,010)
Deferred income tax benefit	(9,261)	(1,254)
Gain on extinguishment of debt (PPP loan)	(1,141)	-

Changes in operating assets and liabilities:
Accounts receivable	(1,229)	(182)
Lease liabilities	147	1,504
Prepaid expenses and other assets	227	(188)
Accounts payable and accrued liabilities	(1,348)	848
Accrued severance from Chronix Biomedical acquisition	2,352	-
Net cash used in operating activities	(35,941)	(25,980)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Insight Genetics, net of cash acquired	(607)	(6,189)
Acquisition of Razor Genomics asset, net of cash acquired	(6,648)	-
Acquisition of Chronix Biomedical, net of cash acquired	(4,459)	(325)
Equity method investment in Razor	-	(4,000)
Construction in progress and purchases of furniture and equipment	(2,247)	(1,227)
Security deposit and other	-	(7)
Net cash used in investing activities	(13,961)	(11,748)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,584	1,445
Proceeds from sale of common shares	65,263	18,343
Financing costs to issue common shares	(2,675)	(58)
Proceeds from sale of common shares under at-the-market transactions	12,724	2,462
Financing costs for at-the-market sales	(390)	(74)
Proceeds from exercise of warrants	2,631	-
Common shares received and retired for employee taxes paid	(239)	(14)
Repayment of loan payable	(1,500)	(375)
Repayment of financing lease obligations	(34)	(71)
Proceeds from PPP loan	-	1,141
Net cash provided by financing activities	78,364	22,799

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	28,462	(14,929)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING	8,843	23,772
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING	$37,305	$8,843

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$114	$209

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Common stock issued for acquisition of Razor Genomics assets	$5,756	$-
Deferred tax liability generated from the acquisition of Razor Genomics assets	7,077	-
Common stock issued for acquisition of Insight Genetics	-	5,000
Common stock issued for acquisition of Chronix Biomedical	3,299	-
Deferred tax liability generated from the acquisition of Chronix	2,183	-
Initial fair value of contingent consideration at acquisition date	42,295	11,130
Assumed liability from Chronix Acquisition	3,352	-
Holdback liability	-	600
Construction in progress, machinery and equipment purchases included in accounts payable, accrued liabilities and landlord liability	1,083	2,049
Accounts receivable from agent for at-the-market sales of common stock, net of financing costs	-	262
Issuance of common stock in lieu of cash for payment of board fees and deferred salaries	-	169
See Note 10 for additional disclosures around leases

The accompanying notes are an integral part of these consolidated financial statements.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidity

Oncocyte has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $187.8 million as of December 31, 2021. Oncocyte expects to continue to incur operating losses and negative cash flows for the foreseeable future. Oncocyte did not generate revenues from its operations prior to the first quarter of 2020, and revenues since that period through the date of this Report were not sufficient to cover Oncocyte’s operating expenses for that period. Oncocyte finances its operations primarily through the sale of shares of its common stock.

As of December 31, 2021, Oncocyte had $35.6 million of cash and cash equivalents, and held shares of Lineage Cell Therapeutics, Inc. (“Lineage”) and AgeX Therapeutics, Inc. (“AgeX”) common stock as marketable equity securities with a combined fair market value of $0.9 million. Oncocyte believes that its current cash, cash equivalents and marketable equity securities are sufficient to carry out current operations through at least twelve months from the issuance date of the consolidated financial statements included in this Report.

On March 20, 2020, Oncocyte entered into an Equity Distribution Agreement with Piper Sandler & Co as “Sales Agent” (“ATM Agreement”) which Oncocyte may utilize in the future to raise up to $25 million of additional equity capital through the sale of shares of its common stock in “at the market” transactions. Oncocyte raised $69.6 million of additional capital through sales of its common stock during January and February 2021, which included sales through the ATM Agreement. A portion of the capital raised was used to purchase the outstanding Razor common stock form Razor stockholders.

On April 23, 2020, Oncocyte obtained a U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loan in the principal amount of $1,140,930 from Silicon Valley Bank (the “Bank”). The PPP loan bore interest at a rate of 1% per annum (see Note 12) and was scheduled to mature on April 23, 2022. During May 2021, the principal amount and accrued interest on the PPP loan was forgiven by the Bank through the SBA under the provisions of the PPP loan program. Although Oncocyte was obligated to make monthly payments of principal and interest on the PPP loan commencing in November 2020, each in such equal amount required to fully amortize the principal amount outstanding by the maturity date, Oncocyte was not billed or charged for any payments for the PPP loan during its loan forgiveness application. The forgiven principal amount of $1,140,930 is recognized as gain on extinguishment of debt in the accompanying consolidated statements of operations.

On June 11, 2021, Oncocyte entered into an at-the-market sales agreement with BTIG, LLC as sales agent and/or principal (the “Agent”) pursuant to which Oncocyte may sell up to an aggregate of $50,000,000 of shares of Oncocyte common stock from time to time through the Agent (the “ATM Offering”).

Between July 1, 2021 and December 31, 2021, Oncocyte sold 1,108,650 shares of common stock at an average offering price of $5.63 per share, for gross proceeds of approximately $6.24 million through the ATM Offering. Oncocyte will need to raise additional capital to finance its operations, including the development and commercialization of its cancer diagnostic and other tests, until such time as it is able to generate sufficient revenues from the commercialization of one or more of its LDTs and other tests and performing Pharma Services to cover its operating expenses.

Presently, Oncocyte is devoting substantially all of its efforts on initial commercialization efforts for DetermaRx™ and completing clinical development and planning commercialization of DetermaIO™, although DetermaIO™ is currently available for biopharma diagnostic development and research use only as a companion test in immunotherapy drug development to select patients for clinical trials; and continuing development and planning commercialization of DetermaTxTM. Oncocyte has also begun to transfer the technology related to TheraSure™-CNI Monitor to its laboratory in Nashville, Tennessee. While Oncocyte plans to primarily market its LDTs in the United States through its own sales force, it is also beginning to make marketing arrangements with distributors in other countries. In order to reduce capital needs and to expedite the commercialization of any new LDTs that may become available for clinical use, Oncocyte may also pursue marketing arrangements with other diagnostic companies through which Oncocyte might receive licensing fees and royalty on sales, or through which it might form a joint venture to market its tests and share in net revenues, in the United States or abroad.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements include the accounts Oncocyte and our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Oncocyte’s financial condition and results of operations. The consolidated results of operations are not necessarily indicative of the results to be expected for any other interim period or for the entire year. All material intercompany accounts and transactions have been eliminated in consolidation.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

When a part of the purchase consideration consists of shares of Oncocyte common stock, Oncocyte calculates the purchase price attributable to those shares, a Level 1 security, by determining the fair value of those shares quoted on the NYSE American as of the acquisition date. Oncocyte recognizes estimated fair values of the tangible assets and identifiable intangible assets acquired, including IPR&D, and liabilities assumed, including any contingent consideration, as of the acquisition date. Goodwill is recognized as any amount of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in excess of the consideration transferred. ASC 805 precludes the recognition of an assembled workforce as an asset, effectively subsuming any assembled workforce value into goodwill.

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

The carrying amount of the Loan Payable to Silicon Valley Bank approximates fair value because the loan bears interest at a floating market rate, and the carrying amount of the PPP loan approximates fair value because of the SBA guarantee on the terms of the loan and the relatively recent funding date of the loan (see Note 12).

Cash and cash equivalents

Cash equivalents typically consist of money market fund investments for capital preservation, with maturities of three months or less when purchased. At December 31, 2021 and 2020, Oncocyte’s cash and cash equivalents balances totaled $35.6 million and $7.1 million, respectively.

Financial instruments that potentially subject Oncocyte to credit risk consist principally of cash and cash equivalents. Oncocyte maintains cash and cash equivalent balances at financial institutions in excess of amounts insured by United States government agencies. Oncocyte places its cash and cash equivalents with high credit quality financial institutions.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount we expect to collect. Our evaluation of the collectability of customer accounts receivable is based on various factors, including the length of time the receivables are past due, our history of bad debts and general industry conditions. Accounts that are deemed uncollectible are written off against the allowance for doubtful accounts. As of December 31, 2021 and December 31, 2020, Oncocyte has not recorded any losses or allowance for doubtful accounts on its account receivables.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2021, Oncocyte held 353,264 and 35,326 shares of common stock of Lineage and AgeX, respectively, as marketable equity securities with a combined fair market value of $904,000.

Prepaid expenses and other current assets

As of December 31, 2021 and 2020, prepaid expenses and other current assets were comprised of the following (in thousands):

	2021	2020

Prepaid vendors, deposits, and service agreements	365	646
Supplies inventory	304	-
Prepaid insurance	243	264
Note receivable	200	-
Other	85	295
Total prepaid expenses and other current assets	1,197	1,205

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet dates that comprise the total of the same such amounts shown in the statements of cash flows in accordance with ASU 2016-18 (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$35,605	$7,143
Restricted cash included in deposits and other noncurrent assets (see Note 10)	1,700	1,700
Total cash, cash equivalents, and restricted cash as shown in the statements of cash flows	$37,305	$8,843

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and intangible assets

In accordance with ASC 350, Intangibles – Goodwill and Other, IPR&D projects acquired in a business combination that are not complete as of the acquisition date are capitalized and accounted for as indefinite-lived intangible assets until completion or abandonment of the related research and development efforts. Upon successful completion of the project, the capitalized amount is amortized over its estimated useful life. If a project is abandoned, all remaining capitalized amounts are written off immediately. Oncocyte considers various factors and risks for potential impairment of IPR&D assets, including the current legal and regulatory environment and the competitive landscape. Adverse clinical trial results, significant delays or inability to obtain local determination coverage (“LCD”) from the Centers for Medicare and Medicaid Services (“CMS”) for Medicare reimbursement for a diagnostic test, the inability to bring a diagnostic test to market and the introduction or advancement of competitors’ diagnostic tests could result in partial or full impairment of the related intangible assets. Consequently, the eventual realized value of the IPR&D project may vary from its fair value at the date of acquisition, and IPR&D impairment charges may occur in future periods. During the period between completion or abandonment, the IPR&D assets will not be amortized but will be tested for impairment on an annual basis and between annual tests if Oncocyte becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts (see Notes 3 and 4).

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

Oncocyte does not have intangible assets with indefinite useful lives other than goodwill and the acquired IPR&D discussed in Notes 3 and 4. As of December 31, 2021, there has been no impairment of goodwill and intangible assets.

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

The fair value of contingent consideration after the acquisition date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in the consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities and, accordingly, the resulting gain or loss that Oncocyte records in its consolidated financial statements. See Note 3 for a full discussion of these liabilities.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Oncocyte reviews investments accounted for under the equity method for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be fully recoverable. If a determination is made that an “other-than-temporary” impairment exists, Oncocyte writes down its investment to fair value. On September 30, 2019, Oncocyte acquired a 25% ownership interest in Razor accounted for under the equity method of accounting as further discussed in Note 3.

On February 24, 2021, Oncocyte acquired the remaining 75% ownership interest in Razor (see Note 3).

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

The adoption of ASC 842 did not have a material impact to Oncocyte’s consolidated financial statements because Oncocyte did not have any significant operating leases at the time of adoption. During the years ended December 31, 2021 and 2020, Oncocyte entered into various operating leases and an embedded operating lease in accordance with ASC 842 discussed in Note 10. Oncocyte’s accounting for financing leases (previously referred to as “capital leases”) remained substantially unchanged.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Long-lived intangible assets

Long-lived intangible assets, consisting of acquired Razor asset and customer relationships, are stated at acquired cost, less accumulated amortization. Amortization expense is computed using the straight-line method over the estimated useful life of 5 years (see Note 3).

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

As part of Oncocyte’s impairment assessment of its long-lived assets, Oncocyte determined that certain assets, mainly comprised of machinery and equipment and related prepaid service agreements used in the development of DetermaDx™ were impaired as of June 30, 2020, because Oncocyte determined to discontinue the development of that diagnostic test. Accordingly, Oncocyte recorded a noncash charge of $422,000 representing the net book value of those assets as of that date and included that charge in research and development expenses for the year ended December 31, 2020 (see Note 9). As of December 31, 2021, there has been no other impairment of long-lived assets.

Accounting for warrants

Oncocyte determines the accounting classification of warrants it issues, as either liability or equity classified, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate Oncocyte to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480-10, Oncocyte assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, and in order to conclude equity classification, Oncocyte also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. After all relevant assessments, Oncocyte concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. Oncocyte does not have any liability classified warrants as of any period presented (see Note 5).

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes

Oncocyte and its subsidiaries file a consolidated U.S. federal income tax return and combined California state return for the years ended December 31, 2021 and 2020. Oncocyte accounts for income taxes in accordance with ASC 740, Income Taxes, which prescribes the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. Oncocyte’s judgments regarding future taxable income may change over time due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If Oncocyte’s assumptions and consequently its estimates change in the future, the valuation allowance may be increased or decreased, which may have a material impact on Oncocyte’s statements of operations.

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Oncocyte will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. Oncocyte is not aware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation for the years ended December 31, 2021 and 2020. Oncocyte is currently unaware of any tax issues under review.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company invoices third party payors, which include Medicare and Medicare Advantage, for its laboratory testing services upon providing test results to ordering physicians. As such, the Company takes assignment of benefits and risk of collection with third party payors. The Company continues to monitor the collection history for third party payors. Medicare and Medicare Advantage reimbursement programs are complex and ambiguous, and are continuously being evaluated and modified by the CMS. Our ability to receive timely reimbursements from third-party payors is dependent on our ability to correct and complete missing and incorrect billing information. Missing and incorrect information on reimbursement submissions slows down the billing process and increases the aging of accounts receivable. While we have receivables due from Medicare and Medicare Advantage, we do not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. As such, as of December 31, 2021 and December 31, 2020, Oncocyte has not recorded any losses or allowance for doubtful accounts on its account receivables from Medicare and Medicare Advantage covered DetermaRx™ tests.

As of December 31, 2021, Oncocyte had accounts receivable of $1.1 million from Medicare and Medicare Advantage covered DetermaRx™ tests (see Note 7). As of December 31, 2020, Oncocyte had accounts receivable of $0.1 million from Medicare covered DetermaRx™ tests.

Pharma Services revenue

Revenues recognized during the year ended December 31, 2021 include Pharma Services performed by Oncocyte’s Insight subsidiary. Insight provides a range of molecular diagnostic services to its pharmaceutical customers (referred to as “Pharma Services”) including testing for biomarker discovery, assay design and development, clinical trial support, and a broad spectrum of biomarker tests in its CLIA-certified laboratory. These Pharma Services are generally performed under individual scope of work (“SOW”) arrangements with specific deliverables defined by the customer. Pharma Services are generally performed on a time and materials basis. Upon Insight’s completion of the service to the customer in accordance with the SOW, Insight has the right to bill the customer for the agreed upon price (either on a per test or per deliverable basis) and recognizes the pharma service revenue at that time. Insight identifies each sale of its pharma service offering as a single performance obligation.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Insight establishes an allowance for doubtful accounts based on the evaluation of the collectability of its Pharma Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. Insight continuously monitors collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts. As of December 31, 2021, Oncocyte has not recorded any losses or allowance for doubtful accounts on its account receivables from Pharma Services.

As of December 31, 2021, Oncocyte had accounts receivable from Pharma Services customers of $364,000 (see Note 7).

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

All excess tax benefits and tax deficiencies from stock-based compensation awards accounted for under ASC 718 are recognized as income tax benefit or expense, respectively, in the statements of operations. An excess income tax benefit arises when the tax deduction of a share-based award for income tax purposes exceeds the compensation cost recognized for financial reporting purposes and, a tax deficiency arises when the compensation cost exceeds the tax deduction. Because Oncocyte has a full valuation allowance for all periods presented (see Note 8), there was no impact to Oncocyte statements of operations for any excess tax benefits or deficiencies, as any excess benefit or deficiency would be offset by the change in the valuation allowance. Forfeitures are accounted for as they occur.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Black-Scholes option pricing model requires Oncocyte to make certain assumptions including the expected option term, the expected volatility, the risk-free interest rate and the dividend yield (see Note 6).

The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. Oncocyte estimates the expected term of options granted based on its own experience and, in part, based on upon the “simplified method” provided under Staff Accounting Bulletin, Topic 14, or SAB Topic 14, as necessary. For the years ended December 31, 2021 and 2020, Oncocyte estimated the expected volatility using its own stock price volatility to the extent applicable or a combination of its stock price volatility and the stock price volatility of peer companies, for a period equal to the expected term of the options. The risk-free interest rate assumption is based upon observed interest rates on the United States government securities appropriate for the expected term of Oncocyte’s stock options. The dividend yield assumption is based on Oncocyte’s history and expectation of dividend payouts. Oncocyte has never declared or paid any cash dividends on its common stock, and Oncocyte does not anticipate paying any cash dividends in the foreseeable future.

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

The following common stock equivalents were excluded from the computation of diluted net loss per common share of common stock for the years ended December 31, 2021 and 2020 because including them would have been antidilutive (in thousands):

	Year Ended
	December 31,
	2021	2020
Stock options	4,579	8,906
Warrants	2,252	3,384

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently issued and adopted accounting pronouncements not yet adopted

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

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, to remove certain exceptions related to the approach for intraperiod tax allocation, recognition of deferred tax liabilities for outside basis differences and requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendments in this update are effective for us beginning with fiscal year 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of the amendments in this update did not have a material impact on our consolidated financial position and results of operations as of and for the year ended December 31, 2021.

In October 2020, the FASB issued ASU No. 2020-10 Codification Improvements, to make incremental improvements to GAAP and address stakeholder suggestions, including, among other things, clarifying that the requirement to provide comparative information in the financial statements extends to the corresponding disclosures section. The amendments in this update are effective for us beginning with fiscal year 2021. The amendments in this update should be applied retrospectively and at the beginning of the period that includes the adoption date. The adoption of the amendments in this update did not have a material impact on our financial disclosures as of and for the year ended December 31, 2021.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to operational adjustments, the consequences of the COVID-19 pandemic have led to uncertainties related to Oncocyte’s business growth and ability to forecast the demand for its diagnostic testing and Pharma Services and resulting revenues. Concerns over available hospital, staffing, equipment, and other resources, and the risk of exposure to the virus, has led to early-stage lung cancer surgeries being delayed, and the continued deferral of lung cancer surgeries due to resurgence in COVID-19 cases could result in delayed or reduced use of DetermaRx™.

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

Milestone Payments (Milestone Contingent Consideration)

In addition to the Initial Merger Consideration, Oncocyte may also pay contingent consideration of up to $6.0 million in any combination of cash or shares of Oncocyte common stock if certain milestones are achieved (the “Milestone Contingent Consideration”), which consist of (i) $1.5 million for clinical trial completion and data publication milestone, (ii) $3.0 million for an affirmative final local coverage determination from CMS for a specified lung cancer test, and (iii) up to $1.5 million for achieving certain CMS reimbursement milestones. As of December 31, 2021, no milestones have been met and no payments have been made.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Share (Royalty Contingent Consideration)

As additional consideration for Insight’s shareholders, the Insight Merger Agreement provides for Oncocyte to pay a revenue share of not more than ten percent of net collected revenues for current Insight pharma service offerings over a period of ten years, and a tiered revenue share percentage of net collected revenues through the end of the technology lifecycle if certain new cancer tests are developed and commercialized using Insight technology (“Royalty Contingent Consideration”). As of December 31, 2021, the royalty contingent consideration has not been met and no payments have been made.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
	$15,090

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the Contingent Consideration after the Insight Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s consolidated statements of operations. As of December 31, 2021, based on Oncocyte’s reassessment of the significant assumptions noted above, there was a decrease of approximately $60,000 to the fair value of the Contingent Consideration primarily attributable to revised estimates of the timing of the possible future payouts and, accordingly, this decrease was recorded as an unrealized gain in the consolidated statements of operations for the year ended December 31, 2021.

The following table reflects the activity for Oncocyte’s Contingent Consideration since the Insight Merger Date, measured at fair value using Level 3 inputs (in thousands):

Fair Value
Balance at January 31, 2020	$11,130
Change in estimated fair value	(4,010)
Balance at December 31, 2020	$7,120
Change in estimated fair value	(60)
Balance at December 31, 2021	$7,060

Contingent consideration is not deductible for tax purposes, even if paid; therefore, no deferred tax assets related to the Contingent Consideration were recorded.

Goodwill – Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed, including Contingent Consideration. Goodwill also includes the $1.3 million of net deferred tax liabilities recorded principally related to DetermaIO™ and customer relationships discussed above. Goodwill is not amortized but is tested for impairment at least annually, or more frequently if circumstances indicate potential impairment (see Notes 2 and 4). The slight increase to Goodwill as of December 31, 2021 from December 31, 2020 was related to the true up of the final working capital adjustment paid to the selling shareholders in March 2021.

Goodwill and identifiable intangible assets are not amortizable or deductible for tax purposes since these assets are not recognized for tax purposes.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Laboratory Agreement

Under the Laboratory Agreement, Oncocyte has assumed Razor’s Laboratory Agreement payment obligations of $450,000 per year (see Note 10). The Laboratory Agreement gives Oncocyte the right to use Razor’s laboratory in Brisbane, California. Oncocyte pays Encore a quarterly fee for services related to operating and maintaining the CLIA laboratory, including certain staffing. The Laboratory Agreement will expire on September 29, 2021, but Oncocyte may extend the term for additional one-year periods, or Oncocyte may terminate the agreement at its option. Oncocyte also has the right to terminate the Laboratory Agreement if there is an event or occurrence that adversely affects, in any material respect, DetermaRx™ or its prospects or its ability to be commercialized, and it remains continuing and uncured.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of February 24, 2021, Oncocyte estimated and recorded a net DTL of $7.1 million after offsetting the acquired available NOLs with the intangible asset shown in the table below. See Note 8 for a discussion related to the partial release of Oncocyte’s valuation allowance pertaining to the DTL generated above in accordance with ASC 740.

As of February 24, 2021, upon Oncocyte’s acquisition of the outstanding common stock of Razor, the Razor intangible asset balance recorded on the acquisition date and included in Intangible Assets was as follows (in thousands):

As of February 24,
2021
Razor intangible asset recorded on the acquisition date:
Equity method investment carrying value	$13,147
Cash paid as Additional Purchase Payment for the Razor asset	10,000
Oncocyte common stock issued (982,318 shares issued at market value) as Additional Purchase Payment	5,756
Less: cash balance received from Razor for Clinical Trial expenses	(3,352)
Deferred tax liability generated from the Razor asset	7,077
Other	169

Total Razor investment asset balance as of February 24, 2021 (a)	$32,797

(a)	This balance will be amortized over the remaining useful life of the Razor asset, approximating 8.5 years, as of the February 24, 2021 acquisition date, with the amortization expense included in “Cost of revenues – amortization of acquired intangibles” on the consolidated statements of operations.

Under ASC 805-50, for asset acquisitions, the remaining Clinical Trial Milestone Payment will be recorded only if the consideration is both probable (milestone has been achieved) and estimable in accordance with ASC 450, Contingencies, and as of December 31, 2021, no contingent consideration payment was recorded as the Clinical Trial Milestone Payment was not deemed probable of achievement as of that date.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Acquisition of Chronix Biomedical, Inc.

On April 15, 2021, the Chronix Merger Date, Oncocyte completed its acquisition of Chronix pursuant the Chronix Merger Agreement. During the year ended December 31, 2021, Oncocyte incurred $700,000 in Chronix transaction costs, including advisory, legal, accounting, valuation, and other professional and consulting fees, which were accounted for as “General and administrative” expenses in the consolidated statement of operations.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred Revenue - In June 2018 and subsequently amended in June 2019, Chronix and a medical diagnostic service company in Germany (“the German customer”) entered into a licensing and testing service agreement (“the German agreement”) for intellectual property related to TheraSure™-CNI Monitor and TheraSure™ Transplant Monitor. Under the terms of the agreement, Chronix received from the German customer an upfront payment of €3.7 million, less applicable VAT obligations, which Chronix recognized ratably over the contract term of 3.5 years. The German agreement contains a stipulation that requires Chronix to refund to the German customer a portion of the upfront fee on a pro rata basis if the German agreement is terminated prior to December 31, 2021. The deferred revenue of $738,000 recorded at the acquisition date represents the refund Oncocyte would pay to the German customer should it terminate the agreement prior to the agreed upon term. As of December 31, 2021, Oncocyte has fully amortized the deferred revenue and recorded revenue ratably over the remaining period as the German customer’s refund rights expire.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

April 15, 2021
Assets acquired:
Cash and cash equivalents	$50
Accounts receivable and other current assets	25
Long-term assets	12
Acquired in-process research and development	46,800

Total identifiable assets acquired (a)	46,887

Liabilities assumed:
Deferred revenue	738
Assumed liability	3,352
Long-term deferred income tax liability	2,184

Total identifiable liabilities assumed (b)	6,274

Net assets acquired, excluding goodwill (a) - (b) = (c)	40,613

Total cash, contingent consideration, and stock consideration transferred (d)	50,103

Goodwill (d) - (c)	$9,490

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Because the IPR&D is considered an indefinite-lived asset for accounting purposes but is not recognized for tax purposes, the fair value of the IPR&D on the acquisition date generated a DTL in accordance with ASC 740, Income Taxes. This DTL is computed using the fair value of the IPR&D assets on the acquisition date multiplied by Oncocyte’s federal and state effective income tax rates. ASC 740 allows Oncocyte to treat acquired available DTAs, such as Chronix’s NOLs (subject to the annual limitation under Section 382 of the Internal Revenue Code) as available DTAs to offset against the DTLs, as the DTLs are expected to reverse within the NOL carryforward period. Any excess DTAs over those DTLs would be assessed for a valuation allowance in accordance with ASC 740. This accounting treatment is acceptable if, at the time of the acquisition, Oncocyte can both reasonably estimate a timeline to commercialization and the economic useful life of the IPR&D assets upon commercialization, which will be amortized during the carryforward period of the offsetting DTAs. Oncocyte estimated and recorded a net DTL of $2.2 million after offsetting the acquired available NOLs with the IPR&D generated DTLs (see Note 8).

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

The fair value of the Chronix Contingent Consideration after the Chronix Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s consolidated statements of operations. As of December 31, 2021, based on Oncocyte’s reassessment of the significant assumptions noted above, there was an increase of approximately $27.3 million to the fair value of the Contingent Consideration primarily attributable to revised estimates of the timing of the possible future payouts and, accordingly, this increase was recorded as an unrealized loss in the consolidated statements of operations for the year ended December 31, 2021.

The following table reflects the activity for Oncocyte’s Contingent Consideration since the Chronix Merger Date, measured at fair value using Level 3 inputs (in thousands):

Fair Value
Balance at April 15, 2021	$42,295
Change in estimated fair value	27,326
Balance at December 31, 2021	$69,621

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill - Goodwill is calculated as the difference between the acquisition date fair value of the Aggregate Chronix Merger Consideration transferred and the values assigned to the assets acquired and liabilities assumed. Goodwill also includes the $2.2 million of net deferred tax liabilities recorded principally related to the TheraSure™ discussed above. Oncocyte recognized approximately $9.5 million of goodwill related to the Chronix acquisition.

None of the goodwill recognized is expected to be deductible for income tax purposes. Goodwill is not amortized but is tested for impairment at least annually, or more frequently if circumstances indicate potential impairment (see Notes 2 and 4).

4. Goodwill and Intangible Assets, net

As of December 31, 2021 and 2020, goodwill and intangible assets, net, consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Goodwill - Insight Merger(1)	$9,194	$9,187
Goodwill - Chronix Merger(1)	9,490	-
Total Goodwill	18,684	9,187

Intangible assets:
Acquired IPR&D - DetermaIOTM (2)	$14,650	$14,650
Acquired IPR&D - TheraSure™ (3)	46,800	-

Intangible assets subject to amortization:
Acquired intangible assets - customer relationship – Insight (see Note 3)	440	440
Acquired intangible assets - Razor(5) (see Note 3)	32,797	-
Total intangible assets	94,687	15,090
Accumulated amortization - customer relationship(4)	(169)	(81)
Accumulated amortization - Razor(4)	(3,273)	-
Intangible assets, net	$91,245	$15,009

(1)	Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the Insight Merger and the Chronix Merger (see Note 3).
(2)	See Note 3 for information on the Insight Merger.
(3)	See Note 3 for information on the Chronix Merger.
(4)	Amortization of intangible assets is included in “Cost of revenues – amortization of acquired intangibles” on the consolidated statements of operations in the current year because the intangible assets pertain directly to the revenues generated from the acquired intangibles.
(5)	Razor intangible assets represents acquired Razor assay.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future amortization expense is expected to be the following (in thousands):

Amortization
Year ending December 31,
2022	3,856
2023	3,904
2024	3,904
2025	3,823
2026	3,816
Thereafter	10,493
$29,796

5. Shareholders’ Equity

Preferred Stock

Oncocyte is authorized to issue up to 5,000,000 shares of no par value preferred stock. As of December 31, 2021 and 2020, no preferred shares were issued or outstanding.

Common Stock

Oncocyte has 230,000,000 shares of no par value common stock authorized. The holders of Oncocyte’s common stock are entitled to receive ratably dividends when, as, and if declared by the Board of Directors out of funds legally available. Upon liquidation, dissolution, or winding up, the holders of Oncocyte common stock are entitled to receive ratably the net assets available after the payment of all debts and other liabilities and subject to the prior rights of Oncocyte outstanding preferred shares, if any.

The holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of Oncocyte stockholders. The holders of common stock have no preemptive, subscription, or redemption rights. The outstanding shares of common stock are fully paid and non-assessable.

Under the ATM Agreement, during the year ended December 31, 2020, Oncocyte sold 1,136,673 shares of common stock for net proceeds of approximately $2.65 million in at-the-market transactions, of which $0.3 million was receivable from the Sales Agent for sales completed on the last trading day of December 2020. On February 4, 2021, in connection with the offering completed on February 9, 2021, Oncocyte suspended offering any shares of its common stock pursuant to the ATM Agreement and will not make any further sales of its common stock pursuant to the ATM Agreement.

On June 11, 2021, Oncocyte entered into an at-the-market sales agreement with BTIG, LLC as sales agent and/or principal (the “Agent”) pursuant to which Oncocyte may sell up to an aggregate of $50,000,000 of shares of Oncocyte common stock from time to time through the Agent (the “ATM Offering”).

As of December 31, 2021 and 2020, Oncocyte had 92,231,917 and 69,116,802 issued and outstanding shares of common stock, respectively. See Note 11 with respect to certain financing transactions pursuant to which Oncocyte sold shares of common stock and common stock purchase warrants during the years ended December 31, 2021 and 2020.

Common Stock Purchase Warrants

As of December 31, 2021, Oncocyte had an aggregate of 2,251,576 common stock purchase warrants issued and outstanding with exercise prices ranging from $1.69 to $5.50 per warrant. The warrants will expire on various dates through October 17, 2029. Certain warrants have “cashless exercise” provisions meaning that the value of a portion of warrant shares may be used to pay the exercise price rather than payment in cash, which may be exercised under any circumstances in the case of the 2017 Bank Warrants and 2019 Bank Warrants or, in the case of certain other warrants, only if a registration statement for the warrants and underlying shares of common stock is not effective under the Securities Act or a prospectus in the registration statement is not available for the issuance of shares upon the exercise of the warrants.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Option Exercises

During the years ended December 31, 2021 and 2020, 924,000 and 680,308 shares of common stock, respectively, were issued upon the exercise of stock options, from which Oncocyte received $2.6 million and $1.4 million in cash proceeds, respectively.

6. Stock-Based Compensation

Stock Option Plan

Oncocyte had a 2010 Stock Option Plan (the “2010 Plan”) under which 5,200,000 shares of common stock were authorized for the grant of stock options or the sale of restricted stock.

On August 27, 2018, Oncocyte shareholders approved a new Equity Incentive Plan (as amended, the “2018 Incentive Plan”) to replace the 2010 Plan. In adopting the 2018 Incentive Plan, Oncocyte terminated the 2010 Plan and will not grant any additional stock options or sell any stock under restricted stock purchase agreements under the 2010 Plan; however, stock options issued under the 2010 Plan will continue in effect in accordance with their terms and the terms of the 2010 Plan until the exercise or expiration of the individual options.

On July 24, 2021, Oncocyte amended the 2018 Equity Incentive Plan. As of December 31, 2021, the 2018 Incentive Plan reserved 21,000,000 shares of common stock for the grant of stock options or the sale of restricted stock (“Restricted Stock”) or for the settlement of hypothetical units issued with reference to common stock (“Restricted Stock Units”). Oncocyte may also grant stock appreciation rights (“SARs”) under the 2018 Incentive Plan. The 2018 Incentive Plan also permits Oncocyte to issue such other securities as its Board of Directors (the “Board”) or the Compensation Committee (the “Committee”) administering the 2018 Incentive Plan may determine. Awards of stock options, Restricted Stock, SARs, and Restricted Stock Units (“Awards”) may be granted under the 2018 Incentive Plan to Oncocyte employees, directors, and consultants.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Equity awards activity

A summary of Oncocyte equity awards activity under the 2010 Plan and related information follows (in thousands except weighted average exercise price):

	Shares	Number	Weighted
	Available	of Options	Average
Options	for Grant	Outstanding	Exercise Price

Balance at December 31, 2020	-	1,218	$3.55
Options exercised	-	(164)	$2.28
Options forfeited, canceled and expired	-	(131)	$4.11
Balance at December 31, 2021	-	923	$3.65
Exercisable at December 31, 2021		923	$3.65

In 2018, under the 2010 Plan, Oncocyte granted certain stock options with exercise prices ranging from $2.30 per share to $3.15 per share, that will vest in increments upon the attainment of specified performance conditions related to the development of DetermaDx™ and obtaining Medicare reimbursement coverage for that test (“Performance-Based Options”). During the year ended December 31, 2019, certain performance conditions required for vesting were met, and, accordingly, 47,500 shares vested and $101,000 of stock-based compensation expense was recorded with regard to the Performance-Based Options. The Medicare reimbursement conditions will not be met as Oncocyte has determined not to pursue commercialization of DetermaDx™. Approximately 125,000 stock options granted in May 2018 contain a hybrid vesting condition which vest on the earlier to occur of three years of service from the grant date or achieving a defined Performance-Based Option milestone with respect to DetermaDx™ local decision coverage. These stock options are considered to be service-based awards for financial accounting purposes with the fair value of the options being recognized in stock-based compensation expense over an effective three-year service period. During the year ended December 31, 2020, prior to the discontinuation of development of DetermaDx™, certain performance conditions required for vesting were met, and, accordingly, 265,000 shares vested and $466,000 of stock-based compensation expense was recorded with regard to the Performance-Based Options during that period. As of December 31, 2021, there were no Performance-Based Options outstanding.

At December 31, 2021 and 2020, Oncocyte had approximately $19.1 million and $8.1 million, respectively, of total unrecognized compensation expense related to the 2010 Plan and 2018 Incentive Plan that will be recognized over a weighted-average period of approximately 2.7 years and 2.5 years, respectively.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of 2018 Incentive Plan activity and related information follows (in thousands except weighted average exercise price):

	Shares	Number	Number	Weighted
	Available	of Options	of RSUs	Average
	for Grant	Outstanding	Outstanding	Exercise Price

Balance at December 31, 2020	3,346	7,212	201	$2.60
RSUs vested	-	-	(201)	n/a
RSUs granted	(121)	-	121	$-
Options increase from Plan Amendment	10,000	-	-	n/a
Options granted	(5,615)	5,615	-	$4.72
Options exercised	-	(760)	-	$2.96
Options forfeited/cancelled	1,396	(1,396)	-	$3.17
Balance at December 31, 2021	9,006	10,671	121	$3.63
Options exercisable at December 31, 2021		3,291		$2.52

Additional information regarding Oncocyte’s outstanding stock options and vested and exercisable stock options is summarized below:

	Options Outstanding as of December 31, 2021
Exercise Prices	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$2.12 - $3.80	1,163	8.98	$3.05
$3.91 - $5.21	983	9.54	4.24
$5.31 - $6.50	3,469	8.58	5.42
$2.12 - $6.50	5,615	8.82	$4.72

Oncocyte recorded stock-based compensation expense in the following categories on the accompanying consolidated statements of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended
	December 31,
	2021	2020
Cost of revenues	$255	$93
Research and development	1,517	1,245
Sales and marketing	1,296	541
General and administrative	3,773	3,187
Total stock-based compensation expense	$6,841	$5,066

The weighted-average estimated fair value of stock options with service-conditions granted during the years ended December 31, 2021 and 2020 was $3.66 and $2.42 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended
	December 31,
	2021	2020
Expected life (in years)	6.00	6.00
Risk-free interest rates	1.02%	1.08%
Volatility	98.88%	103.73%
Dividend yield	-%	-%

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If Oncocyte had made different assumptions, its stock-based compensation expense and net loss for years ended December 31, 2021 and 2020 may have been significantly different.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Oncocyte does not recognize deferred income taxes for incentive stock option compensation expense and records a tax deduction only when a disqualified disposition has occurred.

7. Disaggregation of Revenues and Concentration Risk

The tables present certain information concerning source of Oncocyte revenues for the years ended December 31, 2021 and December 31, 2020.

The following table presents the percentage of consolidated revenues attributable to products or services classes that represent greater than ten percent of consolidated revenues:

	Year Ended
	December 31,
	2021	2020
DetermaRx™	32%	45%
Pharma Services	19%	55%
Licensing	49%	-
Total	100%	100%

The following table presents the percentage of consolidated revenues received from unaffiliated customers that individually represent greater than ten percent of consolidated revenues:

	Year Ended
	December 31,
	2021	2020
Medicare for DetermaRxTM	17%	40%
Medicare Advantage for DetermaRxTM	14%	*
Pharma services Company A	*	23%
Pharma services Company B	*	12%
Licensing - Company D	40%	*
Licensing - Company B	10%	*

*	Less than 10%

The following table presents the percentage of consolidated revenues attributable to geographical locations:

	Year Ended
	December 31,
	2021	2020
United States	45%	61%
Outside of the United States – Pharma Services	6%	39%
Outside of the United States – Licensing	49%	-
Total	100%	100%

The following table presents accounts receivable, as a percentage of total consolidated accounts receivables, from third-party payers and other customers that provided in excess of 10% of Oncocyte’s total accounts receivable.

	December 31, 2021	December 31, 2020
Medicare for DetermaRx™	9%	45%
Medicare Advantage for DetermaRx™	65%	*
Pharma Services Company A	*	35%

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Income Taxes

A deferred income tax benefit of $9.3 million ($8.1 million U.S. federal and $1.2 million state) and $1.3 million ($1.1 million federal and $0.2 million state) was recorded for the years ended December 31, 2021 and December 31, 2020, respectively. Oncocyte has filed standalone U.S. federal income tax returns since its inception and will file a consolidated return with its subsidiaries for the years ended December 31, 2021 and 2020.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The primary components of the deferred tax assets and liabilities at December 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Deferred tax assets/(liabilities):
Net operating loss carryforwards and capital loss carryforwards	$51,051	$29,203
Research and development credit carryforwards	3,148	2,638
Marketable equity securities	193	261
Stock-based and other compensation	2,398	1,855
Equity method investment in Razor	-	404
Right-of-use liability	949	1,064
Other	-	168
Total deferred tax assets	57,739	35,593
Valuation allowance	(37,167)	(31,752)
Deferred tax assets, net of valuation allowance	20,572	3,841
Right-of-use asset	(591)	(712)
Intangibles and fixed assets	(19,981)	(3,129
Total deferred tax liabilities	(20,572)	(3,841)
Net deferred tax assets	$-	$-

In connection with the Merger discussed in Note 3 and in accordance with ASC 805, a change in the acquirer’s valuation allowance that stems from a business combination should be recognized as an element of the acquirer’s income tax expense or benefit in the period of the acquisition. Accordingly, for the year ended December 31, 2021, Oncocyte recorded a $9.3 million partial release of its valuation allowance and a corresponding income tax benefit stemming from the DTLs generated by the IPR&D and customer relationships intangible assets acquired in the Merger.

	2021	2020
Computed tax benefit at federal statutory rate	21%	21%
Permanent differences	(1)%	2%
State tax benefit	2%	4%
Research and development credits	-%	1%
Other	-%	-%
Change in fair value consideration	(8)%	-%
Change in valuation allowance	(1)%	(24)%
	13%	4%

Income taxes differed from the amounts computed by applying the applicable U.S. federal income tax rates indicated to pretax losses from operations as a result of the following:

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, Oncocyte had net operating loss carryforwards of approximately $204.8 million for U.S. federal income tax purposes and $95.5 million for state income tax purposes. Federal net operating losses generated on or prior to December 31, 2017 expire in varying amounts between 2022 and 2037, while federal net operating losses generated after December 31, 2017 carryforward indefinitely. The state net operating losses expire in varying amounts between 2022 and 2041. Oncocyte also has capital loss carryforwards for federal and state income tax purposes of $0.3 million each which expire in 2022.

As of December 31, 2021, Oncocyte has research and development credit carryforwards for federal and state purposes of $2.4 million and $2.1 million, respectively. The federal credits will expire between 2030 and 2041, while the state credits have no expiration.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Other than the partial release discussed above, Oncocyte established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The change in the valuation allowance was $5.4 million and $7.6 million for the years ended December 31, 2021 and 2020, respectively.

Oncocyte has uncertain tax benefits (“UTBs”) totaling $1.4 million and $3.1 million as of December 31, 2021 and 2020, respectively, which were netted against deferred tax assets subject to valuation allowance as shown below. The UTBs had no effect on the effective tax rate and there would be no cash tax impact for any period presented. Oncocyte recognizes interest and penalties related to UTBs, when they occur, as a component of income tax expense. There were no interest or penalties recognized for the years ended December 31, 2021 and 2020. In 2021, Oncocyte received approval for its petition for alternative apportionment in California by the Franchise Tax Board. As a result, Oncocyte has derecognized its uncertain tax position of $2.2M in the current year. There is no financial statement impact as the uncertain tax positions were previously offset against Oncocyte’s California net operating losses, which would otherwise have a full valuation allowance. Oncocyte does not expect its UTBs to change significantly over the next twelve months.

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	December 31,
	2021	2020
	(in thousands)
Balance at the beginning of the year	$3,052	$2,888
Additions based on tax positions related to current year	511	149
Adjustments based on tax positions related to prior years	-	15
Settlements	(2,173)
Balance at end of year	$1,390	$3,052

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

In general, Oncocyte is no longer subject to tax examination by the Internal Revenue Service or state taxing authorities for years before 2017. Although the federal and state statutes are closed for purposes of assessing additional income tax in those prior years, the taxing authorities may still make adjustments to the NOL and credit carryforwards used in open years. Therefore, the tax statutes should be considered open as it relates to the NOL and credit carryforwards used in open years. For tax years that remain open to examination, potential examinations may include questioning of the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with the Internal Revenue Code or state tax laws. Oncocyte’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Oncocyte’s practice is to recognize interest and penalties related to income tax matters in tax expense. As of December 31, 2021 and 2020, Oncocyte has no accrued interest and penalties.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Right-of-use Assets, Machinery and Equipment, Net and Construction in Progress

As of December 31, 2021 and 2020, rights-of-use assets, machinery and equipment, net, and construction in progress were comprised of the following (in thousands):

	December 31, 2021	December 31, 2020

Right-of-use assets (1)	3,499	3,397
Machinery and equipment	6,501	2,480
Accumulated depreciation and amortization	(2,715)	(1,440)
Right-of-use assets, machinery and equipment, net	7,285	4,437
Construction in progress	1,242	2,087
Right-of-use assets, machinery and equipment, net, and construction in progress	8,527	6,524

(1)	Oncocyte recorded certain right-of-use assets and liabilities for operating leases in accordance with ASC 842 (see Note 10).

Depreciation expense amounted to approximately $844,000 and $313,000 for the years ended December 31, 2021 and 2020, respectively.

10. Commitments and Contingencies

Oncocyte has certain commitments other than those discussed in Note 3.

Office Lease Agreement

On December 23, 2019, Oncocyte entered into an Office Lease Agreement (the “Irvine Lease”) of a building containing approximately 26,800 square feet of rentable space located at 15 Cushing in Irvine California (the “Premises”) that will serve as Oncocyte’s new principal executive and administrative offices and laboratory facility. Oncocyte completed the relocation of its offices to the Premises in January 2020. Oncocyte has constructed a laboratory at the Irvine facility to perform cancer diagnostic tests.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The lessor has agreed to provide Oncocyte with a “Tenant Improvement Allowance” in the amount of $1,340,000 to pay for the plan, design, permitting, and construction of the improvements constituting Tenant’s Work. The lessor shall be entitled to retain 1.5% of the Tenant Improvement Allowance as an administrative fee. As of December 31, 2021, the lessor had provided $1.3 million of the total Tenant Improvement Allowance.

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

Application of leasing standard, ASC 842

The Irvine Lease is an operating lease under ASC 842 included in the tables below. The tables below provide the amounts recorded in connection with the application of ASC 842 as of, and during, the year ended December 31, 2021, for Oncocyte’s operating and financing leases (see Note 2).

Under the Laboratory Agreement discussed in Note 3, Oncocyte assumed all of Razor’s Laboratory Agreement payment obligations. Although Oncocyte is not a party to any lease agreement with Razor or Encore, under the terms of the Laboratory Agreement, Oncocyte received the landlord’s consent for the use of the laboratory at Razor’s Brisbane, California location (the “Brisbane Facility”) under the terms of a sublease to which Encore is the sublessee. The sublease expires on March 31, 2023 (the “Brisbane Lease”). The laboratory fee payments to Encore include both laboratory services and the use of the Brisbane Facility. Under the provisions of the Laboratory Agreement, if Oncocyte terminates the Laboratory Agreement prior to the expiration of the Brisbane Lease, Oncocyte shall assume the costs related to the subletting or early termination of the Brisbane Lease. If the Laboratory Agreement were to be terminated on December 31, 2021, the aggregate payments due to the landlord for early cancellation of the Brisbane Lease would be approximately $192,000 (aggregate payments from December 31, 2021 through March 31, 2023). Oncocyte determined that the Laboratory Agreement contains an embedded operating lease for the Brisbane Facility and Oncocyte allocated the aggregate payments to this lease component for purposes of calculating the net present value of the right-of-use asset and liability as of the inception of the Laboratory Agreement in accordance with ASC 842, as shown in the table below.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing lease

As of December 31, 2021, Oncocyte has one financing lease remaining through December 2023 for certain laboratory equipment with aggregate remaining payments of $248,000 shown in the table below.

Operating and Financing leases

The following table presents supplemental cash flow information related to operating and financing leases for the year ended December 31, 2021 (in thousands):

	Year Ended
	December 31,
	2021	2020
Cash paid for amounts included in the measurement of financing lease liabilities:
Operating cash flows from operating leases	1,042	552
Operating cash flows from financing leases	147	9
Financing cash flows from financing leases	34	71
Right-of-use assets obtained in exchange for lease obligations
Operating lease, including lease acquired in Insight Genetics business combination	-	536

The following table presents supplemental balance sheet information related to operating and financing leases as of December 31, 2021 (in thousands, except lease term and discount rate):

December 31, 2021
Operating lease
Right-of-use assets, net	$2,579

Right-of-use lease liabilities, current	$715
Right-of-use lease liabilities, noncurrent	3,428
Total operating lease liabilities	$4,143

Financing lease
Machinery and equipment	$537
Accumulated depreciation	(337)
Machinery and equipment, net	$200

Current liabilities	$104
Noncurrent liabilities	117
Total financing lease liabilities	$221

Weighted average remaining lease term
Operating lease	5.3 years
Financing lease	2.0 years

Weighted average discount rate
Operating lease	11.17%
Financing lease	11.55%

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents future minimum lease commitments as of December 31, 2021 (in thousands):

	Operating	Financing
	Leases	Leases
Year Ending December 31,
2022	$1,143	$124
2023	1,048	124
2024	903	-
2025	869	-
2026	899	-
Thereafter	695	-
Total minimum lease payments	$5,557	$248
Less amounts representing interest	(1,413)	(28)
Present value of net minimum lease payments	$4,144	$220

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

Employment Contracts

Oncocyte has entered into employment and severance benefit contracts with certain executive officers. Under the provisions of the contracts, Oncocyte may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives. As of December 31, 2021, Oncocyte accrued approximately $2.4 million in severance obligations for certain executive officers, in accordance with the severance benefit provisions of their respective employment and severance benefit agreements, related to Oncocyte’s acquisition of Chronix Biomedical Inc. in 2021.

Indemnification

In the normal course of business, Oncocyte may provide indemnification of varying scope under Oncocyte’s agreements with other companies or consultants, typically Oncocyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Oncocyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Oncocyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Oncocyte’s diagnostic tests. Oncocyte’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from Oncocyte’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or license agreement to which they relate. The Purchase Agreement also contains provisions under which Oncocyte has agreed to indemnify Razor and Encore from losses and expenses resulting from breaches or inaccuracy of Oncocyte’s representations and warranties and breaches or nonfulfillment of Oncocyte’s covenants, agreements, and obligations under the Purchase Agreement. The potential future payments Oncocyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, Oncocyte has not been subject to any claims or demands for indemnification. Oncocyte also maintains various liability insurance policies that limit Oncocyte’s financial exposure. As a result, Oncocyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, Oncocyte has not recorded any liabilities for these agreements as of December 31, 2021 and 2020.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Consulting Services

During the three months ended March 31, 2020, Oncocyte incurred consulting fees of $0.3 million to a consulting firm in which Oncocyte’s current President and Chief Executive Officer, Ronald Andrews, and Oncocyte’s current Chief Scientific Officer (“CSO”), Douglas Ross, were former partners. Mr. Andrews resigned from the firm as an active partner effective June 30, 2019, the date prior to commencement of his employment by Oncocyte. Since Dr. Ross’ appointment as CSO in March 2020, and while he remains employed by Oncocyte, Dr. Ross will no longer provide any services nor receive any payments for services from the consulting firm. Payments for the three months ended March 31, 2021 were insignificant. No payments were made for the three and nine months ended December 31, 2021.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Loan Payable to Silicon Valley Bank

Amended Loan Agreement

On October 17, 2019, Oncocyte entered into a First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”) with the Bank pursuant to which Oncocyte obtained a new $3 million secured credit facility (“Tranche 1”), a portion of which was used to repay the remaining balance of approximately $400,000 on outstanding loans from the Bank, plus a final payment of $116,000, under the February 21, 2017 Loan Agreement. The credit line under the Amended Loan Agreement may be increased by an additional $2 million (“Tranche 2”) if Oncocyte obtains at least $20 million of additional equity capital, as was the case with the original Loan Agreement, and a positive final coverage determination is received from the Centers for Medicate and Medicaid Services for DetermaRxTM at a specified minimum price point per test (the “Tranche 2 Milestone”), and Oncocyte is not in default under the Amended Loan Agreement.

Payments of interest only on the principal balance were due monthly from the draw date through March 31, 2020, followed by 24 monthly payments of principal and interest, but the Bank has agreed to a deferral of principal payments, as discussed below. The outstanding principal balance of the loan will bear interest at a stated floating annual interest equal to the greater of (a) the prime rate or (b) 5% per annum. As of December 31, 2021, the latest published prime rate was 3.25% per annum.

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

At maturity of the loan, Oncocyte will also pay the Bank an additional final payment fee of $200,000, which was recorded as a deferred financing charge in October 2019 and is being amortized to interest expense over the term of the loan using the effective interest method. As of December 31, 2021, the unamortized deferred financing cost was $12,000.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

13. Quarterly Financial Data (unaudited)

The following table sets forth unaudited consolidated statements of operations data for the eight quarters in the period ended December 31, 2021. This information has been derived from Oncocyte’s unaudited condensed consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the information when read in conjunction with the audited consolidated financial statements and related notes thereto. Oncocyte’s quarterly results have been, and may in the future be, subject to significant fluctuations. As a result, Oncocyte believes that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future periods.

	Quarter Ended
	Mar. 31, 2020	Jun. 30, 2020	Sep. 30, 2020	Dec. 31, 2020	Mar. 31, 2021	Jun. 30, 2021	Sep. 30, 2021	Dec. 31, 2021

Revenues	16	143	555	503	1,124	2,030	984	3,589
Cost of revenues	173	365	601	716	1,045	2,424	1,850	2,220
Research and development expenses	2,159	3,225	2,615	1,800	3,361	2,537	3,142	4,591
Sales and marketing expenses	1,490	1,562	1,568	1,874	2,254	2,673	2,931	3,309
General and administrative expenses	4,625	3,759	4,995	3,410	4,764	7,934	5,495	4,143
Change in fair value of contingent consideration	-	-	(2,980)	(1,030)	1,060	30	1,170	25,006
Loss from operations	(8,431)	(8,768)	(6,244)	(6,267)	(11,360)	(13,568)	(13,604)	(35,680)
Other income (expense)	(396)	(340)	(539)	(201)	(123)	1,281	(196)	(108)
Loss before income taxes	(8,827)	(9,108)	(6,783)	(6,468)	(11,483)	(12,287)	(13,800)	(35,788)
Income tax benefit	1,095	-	-	159	7,564	1,794	-	(97)
Net Loss	(7,732)	(9,108)	(6,783)	(6,309)	(3,919)	(10,493)	(13,800)	(35,885)

14. Subsequent Events

Co-Development Agreement with Life Technologies Corporation

On January 13, 2022, Oncocyte entered into a Collaboration Agreement (the “LTC Agreement”) with Life Technologies Corporation, a Delaware corporation and subsidiary of Thermo Fisher Scientific (“LTC” and together with Oncocyte, the “Parties” or individually, a “Party”), in order to partner in the development and collaborate in the commercialization of Thermo Fisher Scientific’s existing Oncomine Comprehensive Assay Plus (“OCA Plus”) and Oncocyte’s Determa IO assay for use with LTC’s Ion TorrentTM GenexusTM Integrated Sequencer and LTC’s Ion TorrentTM GenexusTM Purification System (“Genexus system”) in order to obtain in vitro diagnostic (“IVD”) regulatory approval.

Development

Under the terms of the LTC Agreement, Oncocyte will clinically validate LTC’s OCA Plus assay, which is LTC’s proprietary NGS-based assay designed to be run on the Genexus system as an IVD assay (the “Collaboration LTC Product”) and Oncocyte’s Determa IO assay, which is a multivariate gene expression test performed on FFPE biopsy specimens, as an IVD assay run on the Genexus system (the “Collaboration Determa Product”), paving the way toward regulatory approval for use in tumor profiling and guidance of therapy selection for solid tumor cancers in humans. LTC retains the exclusive right to partner with therapeutics companies to develop the Collaboration LTC Product as a companion diagnostic. Oncocyte retains the exclusive right to partner with therapeutics companies to develop the Collaboration Determa Product as a companion diagnostic. All development work will be conducted pursuant to development plans agreed by the Parties through a series of governance committees that will oversee the collaboration.

Costs Associated with Product Development

Oncocyte will be responsible for all costs associated with Oncocyte activities under the LTC product development budget. Oncocyte and LTC will share development costs associated with LTC activities under the LTC product development budget. LTC will be responsible for costs associated with the performance of research and development activities for the RUO-labeled OCA Plus and related components as is necessary to enable the development of the Collaboration LTC Product as contemplated by the LTC product development plan. Oncocyte will be responsible for all costs associated with activities of both Parties under the Determa product development budget. LTC will be responsible, at LTC’s own cost, for the performance of research and development activities for the RUO-labeled OCA Plus and related components as is necessary to enable the development of the Collaboration LTC Product as contemplated by the development plan for the Collaboration LTC Product.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercialization

LTC will be responsible for the commercialization of the Collaboration LTC Product throughout the world, but the Parties will co-market it in the United States, Canada, the United Kingdom, European Union, Switzerland, Australia, and New Zealand (the “LTC Product Territory”). Oncocyte will be responsible for the commercialization of the Collaboration Determa Product in the United States (the “Determa Product Territory”), and LTC will be responsible for commercializing it in the rest of the world. All commercialization activities for the Collaboration LTC Product and the Collaboration Determa Product will be conducted pursuant to commercialization plans agreed by the Parties through the collaboration’s governance committees.

Economic Terms

Under the LTC Agreement, LTC will pay Oncocyte a percentage of revenue received by LTC on sales of the Collaboration LTC Product throughout the world and on sales of the Collaboration Determa Product outside the United States. The revenue share percentage for the Collaboration LTC Product will vary based on the timing of the sale, the territory of the sale, and the degree to which consumables, reagents, and other products are included in the kit being sold, but the Company estimates that the average revenue share percentage that it will receive under the LTC Agreement will likely range from the low teens to the low twenties. The revenue share percentage LTC will pay to Oncocyte on sales of the Collaboration Determa Product will vary based on the timing of the sale, and the degree to which consumables, reagents, and other products are included in the kit being sold, but the Company estimates that the average revenue share that it will receive under the LTC Agreement will likely range in the low twenties. Oncocyte will pay LTC a mid single-digit percentage of its revenue on sales of the Collaboration Determa Product in the United States. Oncocyte will also receive up to two milestone payments in the low seven figures if LTC successfully commercializes the OCA Plus IVD assay as a companion diagnostic with certain claims.

Exclusivity

During the term of the LTC Agreement, (a) LTC will not enter into any agreement or arrangement with any third party with respect to the development or commercialization of OCA Plus on the Genexus system in the field of distributed IVD assay kits for the tumor profiling of and guidance of therapy selection for solid tumor cancers in humans (the “LTC Field”) in the LTC Product Territory, (b) Oncocyte will not partner with any third-party NGS equipment manufacturer with respect to the development and commercialization of a comprehensive genomic profiling assay on an instrument platform similar to or competitive with LTC’s NGS systems in the LTC Field in the LTC Product Territory, and (c) LTC will not develop, market or sell a new panel or other substantially similar comprehensive genomic profiling assay that would compete with the Collaboration LTC Product in the LTC Field in the LTC Product Territory on the Genexus system.

Manufacturing

LTC is responsible for the manufacture and supply of all OCA Plus assays and Collaboration LTC products, among other consumables and reagents required for the development of the Collaboration LTC Product. LTC will supply Oncocyte all consumables and reagents necessary for use in developing the Collaboration LTC Product pursuant to the LTC product development plan.

In addition, following the effective date of the LTC Agreement, the Parties will negotiate in good faith a supply agreement pursuant to which LTC will supply Oncocyte with the Collaboration Determa Products for commercialization in the United States. LTC will also supply Oncocyte with all Genexus instruments, consumables and reagents, necessary for use in developing Collaboration Determa Products pursuant to the Determa product development plan.

Term; Termination

Unless earlier terminated as described in the LTC Agreement, the LTC Agreement will remain in effect until December 31, 2035. The LTC Agreement may be (i) terminated for cause by either Party based on any uncured material breach or insolvency by the other Party, and (ii) terminated by either Party with respect to specific termination events occurring for either the Collaboration LTC products or the Collaboration Determa Products, including but not limited to, the failure to achieve certain milestones and failure to agree to initial development or commercialization plans for the Collaboration Determa Product. If LTC fails to meet its certain product development milestones, the term of the LTC Agreement shall be extended on a proportionate basis.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Exchange Act. Our management, including our principal executive officer and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO. Based on this assessment, management believes that, as of that date, our internal control over financial reporting was effective.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item will be contained in our Proxy Statement for our 2022 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

We have a written Code of Business Conduct and Ethics (“Code of Ethics”) that applies to our principal executive officer, our principal financial officer and principal accounting officer, our other executive officers, our other employees, and our directors. The purpose of the Code of Ethics is to deter wrongdoing and to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with or submit to the SEC and in our other public communications; (iii) compliance with applicable governmental rules and regulations; (iv) prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code; and (v) accountability for adherence to the Code. A copy of our Code of Ethics has been posted on our internet website and can be found at www.oncocyte.com. If we amend or waive a provision of our Code of Ethics that applies to our chief executive officer or chief financial officer, we will post the amended Code of Ethics or information about the waiver on our internet website.

Information about our compliance with Section 16(a) of the Securities Exchange Act of 1934 reported under the caption “Delinquent Section 16(a) Reports” in our Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2021, and is incorporated herein by reference.

Item 11. Executive Compensation

Information about compensation of our executive officers reported under the caption “Executive Compensation,” and information about compensation of directors reported under the caption “Director Compensation,” in our Proxy Statement for our 2022 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by this item will be contained in our Proxy Statement for our 2022 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our Proxy Statement for our 2022 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in our Proxy Statement for our 2022 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a-1)	Financial Statements.

The following consolidated financial statements of Oncocyte Corporation are filed in the Form 10-K:

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows

Exhibit[1] Numbers	Exhibit Description
1.1	At-The-Market Sales Agreement, dated June 11, 2021, between OncoCyte Corporation and BTIG, LLC (Incorporated by reference to Oncoctye Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2021)

2.1	Subscription and Stock Purchase Agreement, dated September 4, 2019, among Oncocyte Corporation, Encore Clinical, Inc., and Razor Genomics Inc.† (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

2.2	Agreement and Plan of Merger, dated as of January 10, 2020, among Oncocyte Corporation, Cancer DX Sub, Inc., Insight Genetics, Inc., the Shareholders who became a Party to the Merger Agreement and the Equityholder Representative. (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2020)

2.3	Agreement and Plan of Merger, dated as of February 2, 2021, among Oncocyte Corporation, CNI Monitor Sub, Inc., Chronix Biomedical, Inc., the Shareholders who became a Party to the Merger Agreement and the Equityholder Representative (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2021)

2.4	Agreement and Plan of Merger dated February 2, 2021, amended February 23, 2021, and amended and restated as of April 15, 2021, by and among OncoCyte Corporation, CNI Monitor Sub, Inc., Chronix Biomedical, Inc., the Stockholders who became a party to the Merger Agreement and the Equityholder Representative (Incorporated by reference to Oncoctye Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2021)

3.1	Articles of Incorporation with all amendments (Incorporated by reference to Oncocyte Corporation’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 14, 2021)

3.2	Amended and Restated By-Laws (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2020)

4.1	Specimen of Common Stock Certificate (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

4.2	Form of August 2016 Warrant (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2016)

4.3	Form of 2017 Warrant, Exercise Price $3.25 (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

4.4	Form of 2017 Warrant, Exercise Price $5.50 (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

4.5	Silicon Valley Bank Warrant (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

4.6	Form of July 2017 Warrant, Exercise Price $5.50; five-year term (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

4.7	Form of July 2017 Warrant, Exercise Price $3.25, five-year term (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

4.8	Form of July 2018 Warrant (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2018)

4.9	Warrant to Purchase Shares of Common Stock, dated August 1, 2019 (Incorporated by reference to Oncocyte Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019)

4.10	Warrant to Purchase Common Stock, dated October 17, 2019, between Oncocyte Corporation and Silicon Valley Bank (Incorporated by Reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019)

1 Note: Please confirm if any of these exhibits are no longer applicable and should be removed.

4.11	Description of Securities*

10.1	Form of Director/Consultant Option Agreement (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.2	Form of Employee Incentive Stock Option Agreement (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.3	Registration Rights Agreement dated October 15, 2009 (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.4	Amendment of Registration Rights Agreement, dated August 23, 2011 (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.5	Second Amendment of Registration Rights Agreement, dated May 8, 2015 (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.6	Third Amendment to Registration Rights Agreement, dated November 16, 2015 (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) A-1 filed with the Securities and Exchange Commission on December 29, 2015)

10.7	Form of Alternate Warrant Exercise Agreement, dated February 17, 2017 (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2017)

10.8	Loan and Security Agreement, dated February 21, 2017, between Oncocyte Corporation and Silicon Valley Bank (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

10.9	2017 Amendment to 2010 Stock Option Plan (Incorporated by reference to Registration Statement on Form S-8, File Number 333-219109 filed with the Securities and Exchange Commission on June 30, 2017)

10.10	Form of July 2017 Warrant Exercise Agreement, dated July 21, 2017 (July 2017 Warrant for 100% of shares received on exercise of Original Warrant, at $5.50 exercise price with five-year term) (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

10.11	Form of July 2017 Warrant Exercise Agreement, dated July 21, 2017 (July 2017 Warrant for 50% of shares received on exercise of Original Warrant, at $3.25 exercise price with five-year term) (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

10.12	Employment Agreement, dated November 15, 2017, between Oncocyte Corporation and Mitchell Levine (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018)

10.13	2018 Equity Incentive Plan (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.14	Amendment to 2018 Equity Incentive Plan (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2021)

10.15	Form of 2018 Equity Incentive Plan Employee Stock Option Agreement (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.16	Form of 2018 Equity Incentive Plan Non-Employee Director Stock Option Agreement (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.17	Form of 2018 Equity Incentive Plan Restricted Stock Unit Agreement (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.18	Employment Agreement, dated May 22, 2019, between Oncocyte Corporation and Padma Sundar (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 26, 2020)

10.19	Employment Agreement, dated June 4, 2019, between Oncocyte Corporation and Ronald Andrews (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2019)

10.20	Amendment to 2018 Equity Incentive Plan (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2019)

10.21	Development Agreement, dated September 30, 2019, among Oncocyte Corporation, Encore Clinical, Inc., and Razor Genomics Inc.† (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

10.22	Sublicense and Distribution Agreement, dated September 30, 2019, among Oncocyte Corporation, Encore Clinical, Inc., and Razor Genomics Inc.† (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

10.23	Laboratory Services Agreement, dated August 15, 2015, as amended, among Oncocyte Corporation, Encore Clinical, Inc., and Razor Genomics Inc.† (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

10.24	First Amendment to Loan and Security Agreement, dated October 17, 2019, between Oncocyte Corporation and Silicon Valley Bank† (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019)

10.25	Office Lease Agreement, dated December 23, 2019, as amended between Oncocyte Corporation and Cushing Ventures, LLC (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2019)

10.26	Lease Agreement, dated November 10, 2011, between Insight Genetics, Inc. and MPC Holdings, LLC, as renewed by notice dated January 3, 2019 (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 26, 2020)

10.27	Oncocyte Corporation Change in Control and Severance Plan (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 26, 2020)

10.28	Form of Change in Control and Severance Agreement (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 26, 2020)

10.29	Form of Subscription Agreement between Oncocyte Corporation and Certain Investors (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2020)

10.30	U.S. Small Business Administration Paycheck Protection Program Note (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2020)

10.31	Loan Deferral Agreement, dated April 2, 2020, between OncocCyte Corporation and Silicon Valley Bank (Incorporated by Reference to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2020)

10.32	Acknowledgement and Agreement, dated May 7, 2020, between Oncocyte Corporation and Ronald Andrews (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2020)

10.33	Acknowledgement and Agreement, dated May 7, 2020, between Oncocyte Corporation and Mitchell Levine (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2020)

10.34	Acknowledgement and Agreement, dated May 7, 2020, between Oncocyte Corporation and Lyndal Hesterberg (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2020)

10.35	Employment Agreement, dated March 23, 2020, between Oncocyte Corporation and Doug Ross (Incorporated by Reference to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 29, 2020)

10.36	Reduction in Salary Agreement between Oncocyte Corporation and Albert Parker (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2020)

10.37	Reduction in Salary Agreement between Oncocyte Corporation and Lyndal Hesterberg (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2020)

10.38	Reduction in Salary Agreement between Oncocyte Corporation and Tony Kalajian (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2020)

10.39	Change in Control and Executive Severance Plan Agreement, dated October 4 2021, between Oncocyte Corporation and Gisela Paulsen (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2021)

10.40	Subscription Agreements, dated January 20, 2021, between Oncocyte Corporation and the Investors Named Therein (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2021)

10.41	Amended and Restated Exclusive License Agreement, effective February 15, 2018, between Razor Genomics, Inc. and the licensor named therein† (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 19, 2021)

10.42	Addendum No. 2 to Exclusive Sublicense Agreement in the PRC Territory, dated December 5, 2021, by and among Razor Genomics, Inc., Oncocyte Corporation, Encore Clinical, Inc., and Burning Rock Biotech Limited (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2021)

10.43	Collaboration Agreement, dated January 13, 2022, by and between Oncocyte Corporation and Life Technologies Corporation*†

16.1	Letter from OUM to the Securities and Exchange Commission dated July 20, 2021 (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2021)

21	Subsidiaries*

23.1	Consent of Withum Smith+Brown, PC*

23.2	Consent of OUM & CO. LLP*

31.1	Certification of the Chief Executive Officer of Oncocyte Corporation pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer of Oncocyte Corporation pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Interactive Data Files *

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema8

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*Filed herewith

**Furnished herewith

† Portions of this exhibit have been omitted because the omitted information is (i) not material and (ii) is the type that the registrant treats as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of March 2022.

ONCOCYTE CORPORATION

By:	/s/ Ronald Andrews
Ronald Andrews
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Andrews	President and Chief Executive Officer and Director	March 11, 2022
RONALD ANDREWS	(Principal Executive Officer)

/s/ Mitchell Levine	Chief Financial Officer	March 11, 2022
MITCHELL LEVINE	(Principal Financial Officer)

/s/ Li Yu	Vice President and Controller	March 11, 2022
LI YU	(Principal Accounting Officer)

/s/ Melinda Griffith	Director	March 11, 2022
MELINDA GRIFFITH

/s/ Andrew Arno	Director	March 11, 2022
ANDREW ARNO

/s/ Alfred D. Kingsley	Director	March 11, 2022
ALFRED D. KINGSLEY

/s/ Andrew Last	Director	March 11, 2022
ANDREW LAST

/s/ Jennifer L Carter	Director	March 11, 2022
JENNIFER L. CARTER

/s/ Cavan Redmond	Director	March 11, 2022
CAVAN REDMOND

