Form 10-K/A
period 2021-12-31
Oncocyte Corp
filed 2022-05-02
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 25, 2022, there were outstanding 118,513,021 shares of common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

None

Audit Firm ID	Auditor Name	Auditor Location
100	Withum Smith+Brown, PC	San Francisco, California

EXPLANATORY NOTE

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

The description or discussion, in this Form 10-K/A, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

References to this Report mean our Annual Report on Form 10-K for the year ended December 31, 2021, as amended by this Amendment No. 1.

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2021 (the “Annual Report”), to include the information required by Items 10 through 14 of Part III of Form 10-K. We previously omitted this information from our Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits that information to be incorporated in the Form 10-K by reference from a definitive proxy statement if the proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 solely to provide the information required in Part III of Form 10-K because our definitive proxy statement containing this information will not be filed until a later date. The reference on the cover of the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the original Form 10-K is hereby deleted.

In addition, pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Item 15 of Part IV hereof to reflect the inclusion of those certifications. Because no financial statements are contained within this Amendment No. 1, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Annual Report. The Annual Report continues to speak as of the date of the Annual Report, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Annual Report and our other filings with the SEC.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

The names and ages of our directors are:

Ronald Andrews, Jr., 62, joined our Board of Directors in April 2018 and has served as our President and Chief Executive Officer since July 1, 2019. Mr. Andrews has over 30 years of experience in the molecular diagnostics and genomics industries, including experience integrating companies acquired in mergers. Mr. Andrews is the founder and former principal of the Bethesda Group, a consulting firm that advises companies in the molecular diagnostics and genomics fields. Prior to founding the Bethesda Group in 2015, where he served as Senior Partner until August 2019, Mr. Andrews served as President, Genetic Sciences Division of Thermo Fisher Scientific from September 2013 to December 2014, and as President, Medical Sciences Venture for Life Technologies from February 2012 to September 2013 when Life Technologies was acquired by Thermo Fisher. From 2004 to December 2010, Mr. Andrews was the Chief Executive Officer and Vice Chairman of the Board of Clarient, Inc., a cancer diagnostics company, and from December 2010 to February 2012 he served as CEO of GE Molecular Diagnostics after Clarient was acquired by GE Healthcare. Mr. Andrews oversaw the transition of Clarient, Inc. into GE Healthcare and established a strategic plan to integrate in vivo and in vitro diagnostic tests and expand GE’s presence in oncology. Mr. Andrews also held management positions with companies in diagnostics and related medical fields, including Roche Molecular Diagnostics, Immucor, Inc. and Abbott Labs. Mr. Andrews also serves as a director of Precipio, Inc. and previously served as a director of Oxford ImmunoTec. Mr. Andrews is also a member of the Board of Governors of CancerLinQ LLC, a wholly-owned non-profit subsidiary of the American Society of Clinical Oncology. Mr. Andrews received a BS degree in Biology and Chemistry from Wofford College. We believe Mr. Andrew’s extensive experience holding senior leadership, management and board positions within other biopharmaceutical companies will make him a valuable resource to our Company.

Andrew Arno, 62, joined our Board of Directors in June 2015 and has 30 years of experience handling a wide range of corporate and financial matters, including work as an investment banker and strategic advisor to emerging growth companies. He is currently Vice Chairman of Special Equities Group, LLC, a privately held investment banking firm affiliated with Dawson James Securities Inc. and previously with Bradley Woods & Co. Ltd., and he has held this role since June 2019. Mr. Arno previously served as Vice Chairman at Chardan Capital Markets, LLC, from July 2015 to June 2019. From June 2013 until July 2015, Mr. Arno served as Managing Director of Emerging Growth Equities, an investment bank, and Vice President of Sabr, Inc., a family investment group. He was previously President of LOMUSA Limited, an investment banking firm. From 2009 to 2012, Mr. Arno served as Vice Chairman and Chief Marketing Officer of Unterberg Capital, LLC, an investment advisory firm that he co-founded. He was also Vice Chairman and Head of Equity Capital Markets of Merriman Capital LLC, an investment banking firm, and served on the board of the parent company, Merriman Holdings, Inc. Mr. Arno currently serves on the boards of directors of Smith Micro Software, Inc. and Independa Inc., both software companies, and Comhear Inc., an audio technology R&D company. Mr. Arno previously served as a director of Asterias Biotherapeutics, Inc. from August 2014 until it was acquired by Lineage Cell Therapeutics, Inc. in March 2019. Mr. Arno received a BS degree from George Washington University. We believe Mr. Arno’s financial expertise and his experience as a director on other public company boards will make him a valuable resource to our Company.

Jennifer Levin Carter, 58, joined our Board of Directors in August 2020. Dr. Carter is a healthcare executive, investor, board member and entrepreneur with a track record of developing and investing in innovative strategies and solutions at the intersection of and healthcare IT and services, digital health and machine learning, precision medicine, and genomics. Dr. Carter has been a Managing Director at Sandbox Industries and Blue Venture Fund since March 2021. Sandbox provides healthcare-related investment management exclusively for the Blue Venture Fund. Previously, Dr. Carter served as Managing Director of JLC Precision Health Strategies from July 2020 to April 2021 and VP and Head of Precision Health at Integral Health (now Valo Health), a Flagship Pioneering company, from March 2019 to August 2020. In 2018, Dr. Carter founded TrialzOWN, Inc. a healthcare company that was acquired in the development stage by Integral Health in March 2019. Prior to serving as CEO of TrialzOWN, Dr. Carter founded N-of-One, Inc. and served as its Chief Executive Officer from 2008 to 2012, and as its Chief Medical Officer from 2012 until its acquisition by Qiagen in 2019. At N-of-One, Dr. Carter led the development of the platform to create award-winning novel treatment strategies for cancer patients. Prior to founding N-of-One, Dr. Carter spent nine years working as an Investment Consultant with Levin Capital Strategies and with other groups specializing in biotechnology and life sciences investments evaluating existing and emerging markets, new medical technologies, and early-stage companies. After obtaining her medical degree, Dr. Carter practiced internal medicine at Mount Auburn Hospital in Cambridge, MA. Dr. Carter serves on the board of directors of CareMax, Inc. Dr. Carter received a BS degree from Yale University, an MD from Harvard Medical School, an MPH from the Harvard School of Public Health, and an MBA from MIT. We believe Dr. Carter’s extensive experience holding leadership positions within investment firms and other healthcare companies, her medical expertise and her experience as director on other boards will make her a valuable resource to our Company.

Melinda Griffith, 67, joined our Board of Directors in July 2019. Ms. Griffith brings to our Board her years of business development and legal experience in advising public and private companies in the diagnostics and life sciences sectors. Ms. Griffith currently is the Chief Legal Counsel of CZI BioHub. She was Vice President of Strategic Alliance Management and Chief Legal Counsel at the Parker Institute for Cancer Immunotherapy from 2016 to 2022. Since 2015, Ms. Griffith has served as the Chair of the Board of Directors of Thrive Networks, a non-profit organization supporting healthcare, water and sanitation, and education projects in Vietnam, Cambodia and Laos. Previously, Ms. Griffith worked at Clarient, Inc., a CLIA-certified cancer testing lab, where she served as Senior Vice President from 2010 through 2013, as General Counsel from 2010 to 2011, and as Chief Compliance Officer and head of Business Development and Product Strategy from 2011 to 2013, where she aided the company through the public tender offer and sale process to GE Healthcare. Ms. Griffith previously served in executive roles at Axys Pharmaceuticals from 1992 to 1995, Genelabs Technologies from 1995 to 1998, Tethys Bioscience from 2008 to 2009, and CardioDx from 2014 to 2015. Additionally, Ms. Griffith served as the global head of licensing and law for Hoffmann La-Roche’s molecular diagnostic business from 1998 to 2007, where she oversaw the worldwide PCR licensing programs and directed its IP strategy and litigation in U.S. and foreign courts and agencies. Ms. Griffith directed GE Healthcare’s Congressional and Medicare lobbying efforts to address CMS coverage and reimbursement determinations for in vitro diagnostic tests from 2011 to 2013, and was on the Board of Directors of the California Clinical Laboratory Association from 2012 to 2013. Ms. Griffith received a JD from the University of California, Hastings College of the Law, and a BS degree in Business Administration from the University of California, Berkeley. She is admitted to practice law in New York and California. We believe Ms. Griffith’s legal expertise, her extensive experience holding leadership positions within other biopharmaceutical companies and her experience as a director on other boards will make her a valuable resource to our Company.

Alfred D. Kingsley, 79, joined the Board of Directors in September 2009 and served as Chairman of the Board from December 2010 until April 2018. Mr. Kingsley is also the Chairman of the Board of Directors of Lineage Cell Therapeutics, Inc. (Lineage), a biotechnology company that was formerly BioTime. Mr. Kingsley’s long career in corporate finance and mergers and acquisitions includes substantial experience in helping companies to improve their management and corporate governance, and to restructure their operations in order to add value for shareholders. As Chairman of the Board of Lineage and formerly of Oncocyte, Mr. Kingsley has been instrumental in structuring their equity and debt financings and their business acquisitions. Mr. Kingsley has been general partner of Greenway Partners, L.P., a private investment firm, and President of Greenbelt Corp., a business consulting firm, since 1993. Mr. Kingsley was Senior Vice-President of Icahn and Company and its affiliated entities for more than 25 years. Mr. Kingsley served as a director of Asterias Biotherapeutics, Inc. from September 2012 until it was acquired by Lineage in March 2019. Mr. Kingsley holds a BS degree in economics from the Wharton School of the University of Pennsylvania, and a JD degree and LLM in taxation from New York University Law School. We believe Mr. Kingsley’s extensive experience in corporate finance, mergers and acquisitions and corporate governance, and his experience as a director on other boards will make him a valuable resource to our Company.

Andrew J. Last, 62, joined the Board of Directors in December 2015. Dr. Last shares with our Board his many years of senior management experience commercializing products internationally in the genomics and life-sciences industries. Since 2019, Dr. Last has served as Executive Vice President and Chief Operating Officer of Bio-Rad Laboratories, Inc., a global leader in developing, manufacturing, and marketing a broad range of innovative products for the life science research and clinical diagnostic markets. From December 2017 to April 2019, Dr. Last previously served as Chief Commercial Officer at Berkeley Lights Inc., a digital cell biology company focused on enabling and accelerating the rapid development and commercialization of biotherapeutics and other cell-based products, and as Chief Operating Officer of Intrexon Corporation, a company using synthetic biology to focus on programming biological systems to alleviate disease, remediate environmental challenges, and provide sustainable food and industrial chemicals from August 2016 to December 2017. From 2010 to 2016, Dr. Last was Executive Vice President and Chief Operating Officer of Affymetrix, a biotechnology company. Before joining Affymetrix, Dr. Last served as Vice President, Global and Strategic Marketing of BD Biosciences and as General Manager of Pharmingen from 2004 to 2010. From 2002 to 2004, Dr. Last held management positions at Applied Biosystems, Inc., including as Vice President and General Manager from 2003 to 2004 and Vice President of Marketing 2002 to 2003. Earlier in his career, he served in a variety of management positions at other companies, including Incyte Genomics and Monsanto. Dr. Last holds PhD and MS degrees with specialization in Agrochemical Chemicals and Bio-Aeronautics, respectively, from Cranfield University, and a BS degree in Biological Sciences from the University of Leicester in the United Kingdom. We believe Dr. Last’s extensive experience holding senior leadership positions within other biopharmaceutical companies and his many years of experience commercializing products in the genomics and life-sciences industries will make him a valuable resource to our Company.

Cavan Redmond, 61, joined our Board of Directors in August 2015 and was appointed Chairman of the Board in April 2018. Mr. Redmond brings to our Board decades of executive pharmaceutical and healthcare experience demonstrating leadership in a diverse compliment of healthcare areas. Since 2014, Mr. Redmond has served as Partner for Zarsy, LLC. Mr. Redmond served as Chief Executive Officer of WebMD from May 2012 until May 2013. From August 2011 until May 2012, Mr. Redmond served as Group President, Animal Health, Consumer Healthcare and Corporate Strategy of Pfizer Inc., a pharmaceutical company. He served as Pfizer’s Group President, Animal Health, Consumer Healthcare, Capsugel and Corporate Strategy from December 2010 until August 2011 and as its Senior Vice President and Group President, Pfizer Diversified Businesses from October 2009 until December 2010. Prior to Pfizer’s acquisition of Wyeth, a pharmaceutical company, Mr. Redmond served as President, Wyeth Consumer Healthcare and Animal Health Business. Before that, he held the positions of President, Wyeth Consumer Healthcare from December 2007 until May 2009 and served on Wyeth Pharmaceuticals’ Executive Leadership Team. At Wyeth, Mr. Redmond served as General Manager and Executive Vice President of Wyeth Biopharma which grew into a leading global biotech company under his leadership. Mr. Redmond also served as a director of Lineage Cell Therapeutics, Inc. from February 2018 through July 2019 and has served on the boards of directors of The Wistar Institute of Anatomy and Biology and the Arthritis Foundation. Mr. Redmond received a BA degree in Political Science and Government from the University of Maryland, and a Master of Administrative Sciences from Johns Hopkins University. We believe Mr. Redmond’s executive pharmaceutical and healthcare experience, his extensive experience holding leadership positions within other healthcare companies and his experience as a director on other boards will make him a valuable resource to our Company.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to our principal executive officer, our principal financial officer and principal accounting officer, our other executive officers, and our directors. The purpose of the Code of Ethics is to deter wrongdoing and to promote the conduct of all Oncocyte business in accordance with high standards of integrity, including, among other things: (i) compliance with applicable governmental laws, rules, and regulations; (ii) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest; (iii) the prompt internal reporting of any suspected violations of the Code of Ethics to appropriate persons or through Oncocyte’s Compliance Hotline/Helpline; (iv) complete cooperation in the investigation of reported violations and the provision of truthful, complete and accurate information; and (v) accountability for adherence to the Code of Ethics. A copy of our Code of Ethics has been posted on our internet website and can be found at www.Oncocyte.com. We intend to disclose any future amendments to certain provisions of our Code of Ethics, and any waivers of those provisions granted to our principal executive officers, principal financial officer, principal accounting officer or controller or persons performing similar functions, by posting the information on our website at www.Oncocyte.com within four business days following the date of the amendment or waiver.

Audit Committee

The Board of Directors has an Audit Committee, the members of which are independent in accordance with Rule 5605(a)(2) and Rule 5605(c)(2) of The Nasdaq Stock Market LLC (“Nasdaq”) and Section 10A-3 under the Exchange Act.

The members of the Audit Committee are Andrew Arno (Chair), Andrew Last, Jennifer Levin Carter and Alfred Kingsley. The Audit Committee held eight meetings during 2021. The purpose of the Audit Committee is to recommend the engagement of our independent registered public accountants, to review their performance and the plan, scope, and results of the audit, and to review and approve the fees we pay to our independent registered public accountants. The Audit Committee also will review our accounting and financial reporting procedures and controls. The Audit Committee has a written charter that requires the members of the Audit Committee to be directors who are independent in accordance with the applicable Nasdaq Rules and Rule 10A-3 under the Exchange Act. A copy of the Audit Committee Charter has been posted on our internet website and can be found at www.Oncocyte.com.

Our Board of Directors has determined that Andrew Arno meets the criteria of an “audit committee financial expert” within the meaning of the SEC’s regulations based on his many years of experience in the investment banking industry, and his audit committee service at another company, including the evaluation of financial statements.

Executive Officers

Ronald Andrews, Chief Executive Officer and President, Mitchell Levine, Chief Financial Officer, Douglas Ross, MD PhD, Chief Science Officer, Padma Sundar, Chief Commercial Officer, and Li Yu, Vice President, Controller and Chief Accounting Officer are our executive officers.

Mitchell Levine, 62, joined Oncocyte as Chief Financial Officer in November 2017. In 2000, Mr. Levine founded Enable Capital Management LLC, the general partner of Enable Growth Partners, L.P., which provided growth capital to privately and publicly traded companies, catalyzing transformative corporate innovation, job growth, and economic expansion in Technology, Life Sciences, Consumer Products, and Energy. Mr. Levine left Enable when it closed in 2017. Prior to founding Enable, Mr. Levine was a founding member of The Shemano Group, a leading San Francisco-based investment bank that focused on the capital needs of growth companies. He has also worked at Bear Stearns and Lehman Brothers. Mr. Levine received his BA degree from the University of California, Davis.

Gisela Paulsen, 56, was appointed Chief Operating Officer in October 2021. Ms. Paulsen previously served as the General Manager, Precision Oncology of Exact Sciences Corporation, a molecular diagnostics company specializing in the detection of early stage cancers, from April 2020 to April 2021. Prior to joining Exact Sciences, Ms. Paulsen served in various management roles at F. Hoffmann-La Roche Ltd., multinational healthcare company, and Genentech, Inc, a biotechnology company which became a subsidiary of Roche, since November 2005. She served as Roche and Genentech’s Senior Vice President, Global Head, Product Development, Clinical Operations from January 2018 to April 2020, as Roche and Genentech’s Vice President, Global Head, Product Development, Global Product Strategy & Late-Stage Portfolio Finance beginning from March 2017 to February 2018, and as Genentech’s Vice President, Access Solutions from September 2014 to February 2017. Ms. Paulsen received a BS in pharmacy and an MS in pharmaceutics and drug delivery from Uppsala University in Sweden.

Douglas Ross, MD PhD, 62, was appointed Chief Science Officer during March 2020. Prior to joining Oncocyte, Dr. Ross was a principal of the Bethesda Group, LLC, biomedical consulting company that he co-founded in 2015. From 2014, until founding Bethesda Group, Dr. Ross served as Chief Scientific Officer of CardioDx, Inc., a molecular diagnostics company specializing in cardiovascular genomics. In 2011 Dr. Ross joined the Medical Science Division of Life Technologies and served as its Chief Scientific Officer on a consulting basis until that company was acquired by Thermo Fisher Scientific in 2013. Dr. Ross’s private sector career started in 2000 as Chief Scientific Officer of Applied Genomics, Inc. (AGI), a company he co-founded after post-doctoral training at Stanford University. AGI translated insights from gene expression patterns into immunohistochemistry multivariate assays targeted to actionable clinical problems. In 2009, Clarient, Inc., a national pathology reference laboratory, acquired AGI and Dr. Ross continued his role as Chief Scientific Officer. General Electric Healthcare acquired Clarient in December 2010, and Dr. Ross continued as Chief Scientific Officer, working with the business development and partnership teams at Clarient and capital teams at GE Healthcare. Dr. Ross obtained his MD and his PhD in Pathology from the University of Washington while studying at the Fred Hutchinson Cancer Research Center in Seattle, Washington.

Padma Sundar, 48, was appointed Chief Commercial Officer during January 2021 after serving as Senior Vice President—Marketing and Market Access since May 2019. Before joining Oncocyte, Ms. Sundar served as Vice President of Strategy and Market Access at CellMax Life, a liquid biopsy company, from 2017 until 2019, and she served as Director of Marketing at Guardant Health, Inc., cancer diagnostics company, from 2016 until 2017. Previously, Ms. Sundar was Senior Director at Roche Sequencing and was Senior Director for the oncology portfolio at Affymetrix. Ms. Sundar began her career at McKinsey and Company, and received her MBA and MPH from the University of California, Berkeley, and her B.A. in Chemistry from the University of Delhi.

Li Yu, 49, was appointed Vice President, Controller, and Principal Accounting Officer effective May 18, 2021. Ms. Yu is a Certified Public Accountant who brings to Oncocyte more than 20 years of accountancy experience. Prior to joining Oncocyte, Ms. Yu served as Vice President and Corporate Controller for Acacia Research Corporation for two years, as Controller of Key Data Systems, Inc. from 2018 to 2019, and as Assistant Controller of Lantronix, Inc. from 2014 to 2017. Previously, Ms. Yu held a number of accounting positions with major corporations, including Conexant Systems, Inc., The Home Depot Supply, Mankind Corporation, and Buena Vista International TV, part of the Walt Disney Company. Ms. Yu received an MS in Accountancy from Wake Forest University.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, requires our directors and executive officers and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other Oncocyte equity securities.

To our knowledge, based solely on our review of the copies of Forms, 3 and 4 and amendments thereto filed during the last fiscal year, and Forms 5 and amendments thereto filed with respect to the last fiscal year, by the Reporting Persons, or written representation from the Reporting Persons that no Form 5 was required, Mr. Andrews and Ms. Yu were each delinquent in filing one Form 4, which each pertained to one transaction being reported late, respectively.

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

Prior to June 24, 2021, non-employee directors, other than the Chairman of the Board of Directors, received an annual fee of $35,000 for their service on the Board of Directors. In addition, directors who served on the Audit Committee, the Compensation Committee, the Nominating/Corporate Governance Committee, Science and Technology Committee or the Finance Committee received, in addition to other fees payable to them as directors, the following annual fees which were paid in quarterly installments:

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

After June 24, 2021 non-employee directors, other than the Chairman of the Board of Directors, received an annual fee of $73,500 in cash for their service on the Board of Directors. Our Chairman received an annual cash fee of $83,500 after June 24, 2021 for his service as Chairman of the Board of Directors and for his service on the Board of Directors. In addition to cash fees, non-employee directors received options to purchase 45,000 shares of common stock under our 2018 Equity Incentive Plan (as amended, the “Incentive Plan”) and 10,000 restricted stock units under the Incentive Plan during 2021.

The annual fee of cash was paid in quarterly installments, and the stock options and restricted stock units will vest one year from the date of grant, subject to the non-employee director’s continued service as a director of Oncocyte or a subsidiary from the date of grant until the vesting date or, if earlier, until the next annual meeting of shareholders. The options will expire if not exercised ten years from the date of grant.

The following table summarizes certain information concerning the compensation paid during the past fiscal year to each of the persons who served as directors during the year ended December 31, 2021 and who were not our employees on the date the compensation was earned.

Name	Fees Earned Or Paid in Cash	Option Awards (1)	Stock Awards(1)	Total
Andrew Arno	$69,250	$193,185	$54,600	$317,035
Jennifer Levin Carter	$54,250	$193,185	$54,600	$302,035
Melinda Griffith	$64,250	$193,185	$54,600	$312,035
Alfred D. Kingsley	$56,750	$193,185	$54,600	$304,535
Andrew J. Last	$73,000	$193,185	$54,600	$320,785
Cavan Redmond	$83,000	$193,185	$54,600	$330,785

(1)	Options granted will vest and become exercisable one year from the date of grant, subject to the non-employee director’s continued service as a director of Oncocyte or a subsidiary from the date of grant until the vesting date or, if earlier, until the next annual meeting of shareholders, but must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. Values are computed in accordance with FASB Accounting Standards Codification (ASC) Topic 718, Compensation - Stock Compensation. We used the Black-Scholes Pricing Model to compute option fair values based on applicable exercise and stock prices, an expected option term, volatility assumptions, and risk-free interest rates.

Stock awards consist entirely of restricted stock units (“RSUs”) and are valued in the table at the aggregate grant date fair value based on the closing price of Oncocyte common stock as quoted on the applicable trading market as if the stock awards were fully vested. Beginning on March 8, 2021, our common stock began trading on the NASDAQ Global Market under the symbol “OCX”, and prior to that date our common stock was traded on the NYSE American under the same symbol.

The following table summarizes the aggregate number of shares subject to outstanding equity awards held by our non-employee directors as of December 31, 2021:

Name	Aggregate Number of RSU Awards	Aggregate Number of Option Awards
Andrew Arno	10,000	248,520
Jennifer Levin Carter	10,000	102,000
Melinda Griffith	10,000	147,000
Alfred D. Kingsley	10,000	383,300
Andrew J. Last	10,000	248,520
Cavan Redmond	10,000	263,520

Executive Compensation

Smaller Reporting Company

We are a “smaller reporting company” as defined in the rules and regulations of the SEC. As a smaller reporting company we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable, in general, to public companies that are not smaller reporting companies. Accordingly, this Proxy Statement includes reduced disclosure about our executive compensation arrangements.

The following tables show certain information relating to the compensation of our President and Chief Executive Officer and the two highest paid individuals other than our President and Chief Executive Officer who were serving as executive officers at year end and whose total individual compensation exceeded $100,000 during 2021. We refer to such executive officers as our “Named Executive Officers”.

Summary Compensation Table

Name and principal position	Year	Salary		Bonus		Stock Awards(1)		Option Awards(1)		Nonqualified Deferred Compensation Earnings(2)		All Other Compensation(3)	Total
Ronald Andrews	2021	$480,000		$297,600		$—		$2,120,000	(4)	$—		$24,238	$2,921,838
President and Chief Executive Officer	2020	$487,385		$465,600	(5)	$—		$68,500	(6)	$9,190		$16,175	$1,046,850

Mitchell Levine	2021	$356,895		$110,638		$—		$1,081,200	(7)	$—		$13,182	$1,561,915
Chief Financial Officer	2020	$361,999	(8)	$131,670		$44,800	(9)	$504,431	(10)	$721	(8)	$14,839	$1,058,460

Douglas Ross	2021	$375,000		$165,750		$—		$1,081,200	(12)	$—		$18,187	$1,640,137
Chief Science Officer(11)	2020	$375,000	(13)	$—		$—		$386,500	(14)	$379	(13)	$11,245	$980,437

(1)	Option awards granted under our 2010 Employee Stock Option Plan (the “Option Plan”) or under our Incentive Plan are valued at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. Except as otherwise indicated below, one quarter of the options will vest upon completion of 12 full months of continuous employment measured from the grant date, and the balance of the options shall vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, based upon the completion of each month of continuous employment. Amounts shown in this column do not reflect dollar amounts actually received by our Named Executive Officers. Instead, these amounts reflect the aggregate grant date fair value of each stock option granted, computed in accordance with the provisions of FASB ASC Topic 718. For stock options that have performance-based (sometimes referred to as milestone-based) vesting conditions, compensation is shown in the tables in the same manner as Oncocyte recorded stock based compensation expense for the grant on the basis of the estimated probability that the vesting condition will be met or the determination that the condition has been met. We used the Black-Scholes Pricing Model to compute option fair values based on applicable exercise and stock prices, an expected option term, volatility assumptions, and risk-free interest rates. Our Named Executive Officers will only realize compensation upon exercise of the stock options and to the extent the trading price of our common stock is greater than the exercise price of such stock options at the time of exercise.

Stock awards consist entirely of restricted stock units (“RSUs”) and are valued in the table at the aggregate grant date fair value based on the closing price of Oncocyte common stock as quoted on the applicable trading market as if the stock awards were fully vested. Beginning on March 8, 2021, our common stock began trading on the NASDAQ Global Market under the symbol “OCX”, and prior to that date our common stock was traded on the NYSE American under the same symbol.

For a full discussion of Oncocyte’s accounting of stock-based compensation under ASC 718, please refer to Note 2 to our consolidated financial statements found in our Annual Report.

(2)	Reflects interest accrued and paid to those executives who elected to enter into Deferral Agreements in May 2020, pursuant to which the executives agreed to defer a portion of their compensation and to receive interest on the deferred amount. Mr. Andrews agreed to defer 30% of his base salary, and $186,240 of a discretionary bonus that otherwise would have been payable in cash. Mr. Levine agreed to defer 20% of his base salary and Dr. Ross agreed to defer 10% of his base salary. On December 11, 2020, Messrs. Andrews and Levine and Dr. Ross received payment of their deferred compensation and accrued interest. Mr. Andrews received payment in cash and Mr. Levine and Dr. Ross received payment in cash and shares of Oncocyte common stock valued at the closing price of the common stock on the NYSE American on December 8, 2020.

(3)	Other compensation consists primarily of employer contributions to employee accounts under our 401(k) plan.

(4)	In February 2021, Mr. Andrews was granted 500,000 stock options exercisable at an exercise price of $5.34 per share.

(5)	The amount of Mr. Andrews bonus includes RSUs for 106,221 shares of common stock under our Incentive Plan that Mr. Andrews agreed to accept in lieu of $279,360 in cash as part of his discretionary bonus. The number of RSUs granted was determined based on the $279,360 divided by the $2.63 per share closing price of Oncocyte common stock on May 7, 2020. The RSUs vested on May 7, 2021, the anniversary of the grant date.

(6)	In July 2020, Mr. Andrews was granted 50,000 stock options exercisable at an exercise price of $1.68 per share.

(7)	In February 2021, Mr. Levine was granted 255,000 stock options exercisable at an exercise price of $5.34 per share.

(8)	Of the total salary earned and interest accrued on deferred salary, $20,950 was paid in 10,121 shares of common stock at $2.07 per share based on the closing price of Oncocyte common stock on the payment date.

(9)	In April 2020, Mr. Levine was granted 20,000 RSUs which vested one year from the date of grant in April 2021. The fair value of the RSUs was measured as of the April 28, 2020 grant date based on the closing price of Oncocyte common stock quoted on the NYSE American on that date.

(10)	In February 2020, Mr. Levine was granted 204,000 stock options exercisable at an exercise price of $2.63 per share. The amount shown in the table also includes $69,911 of value for stock options granted in May 2018 that vested during June 2020 when the performance conditions required for vesting were met.

(11)	Dr. Ross was appointed Chief Science Officer effective March 23, 2020.

(12)	In February 2021, Dr. Ross was granted 255,000 stock options exercisable at an exercise price of $5.34 per share.

(13)	Of the total salary earned and interest accrued on deferred salary, $11,007 was paid in 5,317 shares of common stock at $2.07 per share based on the closing price of Oncocyte common stock on the payment date.

(14)	In March 2020, Dr. Ross was granted 250,000 stock options exercisable at an exercise price of $1.93 per share.

Executive Employment Agreements, Deferral Agreements, and Change of Control Provisions

Employment Agreements

We have entered into Employment Agreements with our Named Executive Officers.

Pursuant to his employment agreement, dated June 4, 2019, the annual salary of our President and Chief Executive Officer Ronald Andrews, was set at $480,000. Mr. Andrews is also eligible to receive annual bonuses, to the extent approved by the Board of Directors in its discretion, based on the achievement of predetermined company and individual objectives set by the Board of Directors or its Compensation Committee from time to time. During 2021, Mr. Andrews was awarded a discretionary bonus of $297,600.

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

The options in the Second Grant vested upon Mr. Andrew’s completion of one year of continuous service as an employee from the effective date of the Second Grant. The 65,000 RSUs vested on July 1, 2021.

If we terminate Mr. Andrews’ employment without “cause,” or if he resigns for “good reason,” then, in addition to the severance benefits described below under “Change in Control and Severance Plan,” Mr. Andrews will be entitled to receive (a) payment of such portion of any bonus earned through the actual attainment of such objective performance goals as may have been set by the Compensation Committee or the Board for the year in which his employment terminates without cause; (b) payment, for a period of twelve months, of any health insurance benefits that he was receiving at the time of termination of his employment under an employee health insurance plan subject to COBRA, and (c) his unvested stock options that vest based on the attainment of performance goals or milestones shall vest (1) fully to the extent such performance goals or milestones have been achieved as of the date of termination of his employment, as determined by the Board or Compensation Committee, and (2) pro rata to the extent of pro rata achievement of performance goals or milestones, as determined by the Board or Compensation Committee, during the elapsed portion of the performance period ending on the date of termination of his employment.

During 2021, the annual salary of Mitchell Levine our Chief Financial Officer was $356,895. Pursuant to Mr. Levine’s employment agreement, dated November 15, 2017, he is eligible to receive annual cash incentive bonus awards determined by the Board of Directors, with a target bonus of not less than 40% of his base salary, based on his achievement of specific, objectively determinable, performance goals at target levels for the year.

During 2021, the annual salary of Douglas Ross, our Chief Scientific Officer, was $375,000. Pursuant to his employment agreement, dated March 23, 2020, he is eligible to receive annual cash incentive bonus awards determined by the Board of Directors, with a target bonus of not less than 50% of his base salary, based on the achievement of specific, objectively determinable, individual and company performance goals at target levels for the year.

Change in Control and Severance Plan

We have adopted the Oncocyte Corporation Change in Control and Severance Plan (the “CIC Plan”) which provides change in control and other severance benefits to a select group of our management or highly compensated employees, including our executive officers, who have executed a Change in Control and Severance Agreement (“CIC Agreement”) and who otherwise satisfy the conditions set forth in their CIC Agreement and the provisions of the CIC Plan. Pursuant to the CIC Plan, we have entered into CIC Agreements with our Named Executive Officers. Each of their CIC Agreements has the effect of modifying the executive’s employment agreement and provides that if we terminate the executive’s employment without “cause” or if the executive resigns for “good reason”, the executive will receive a severance payment in the amount of 12 months of his or her base salary and accelerated vesting of stock options, restricted stock units, and any other equity awards (“Equity Awards”) that were schedule to vest based on the passage of time during the 12 months following the termination of employment.

In addition to the foregoing severance benefits, if a termination of the executive’s employment without “cause” or a resignation for “good reason” occurs within three months before or twelve months after a “change in control,” the executive will also receive his or her target bonus for the year and the vesting of all Equity Awards will be fully accelerated. In addition to the foregoing, the terminated executive will receive a lump sum payment (which shall not be grossed up for applicable income and employment taxes) equal to twelve months of the premium costs of group health plan continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) to the same extent provided under Oncocyte’s group health plan. In order to receive the severance benefits, the executive must execute and comply with a separation agreement and general release of all claims against Oncocyte.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes certain information concerning stock options and other equity awards granted by us under the Option Plan and the Incentive Plan held as of December 31, 2021 by our Named Executive Officers:

Equity Awards Outstanding At Year-End

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable (1)		Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price	Option Expiration Date
Ronald Andrews	20,000	(2)	—		—	$2.10	April 1, 2028

	45,000	(3)	—		—	$2.40	August 29, 2028

	593,750	(4)	356,250		—	$2.51	June 30, 2029

	18,750	(5)	31,250		—	$1.68	June 30, 2030

	—		500,000	(6)	—	$5.34	February 24, 2031

Mitchell Levine	200,000	(7)	—		—	$5.90	November 15, 2027

	86,458	(8)	5,208		—	$2.35	May 22, 2028

	168,438	(9)	76,563		—	$3.52	March 13, 2029

	—		204,000	(10)	—	$2.63	February 9, 2030

	—		255,000	(11)	—	$5.34	February 24, 2031

Douglas Ross	109,375	(12)	140,625		—	$1.93	March 22, 2030

	—		255,000	(13)	—	$5.34	February 24, 2031

(1)	Except as otherwise indicated below, one quarter of the options shall vest upon completion of 12 full months of continuous employment measured from the date of grant, and the balance of the options will vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, based upon the completion of each month of continuous employment.

(2)	The date of grant was April 2, 2018 for services of Mr. Andrews as a non-employee director of Oncocyte. The options vested on the first anniversary of the grant date.

(3)	The date of grant was August 30, 2018 for services of Mr. Andrews as a non-employee director of Oncocyte. The options vested on the first anniversary of the grant date.

(4)	The date of grant was July 1, 2019.

(5)	The date of grant was July 1, 2020.

(6)	The date of grant was February 25, 2021.

(7)	These options were granted to Mr. Levine upon his appointment as Chief Financial Officer on November 16, 2017.

(8)	The date of grant was May 23, 2018. Included in the number of options exercisable is 41,666 options which vested in June 2020 based on certain performance conditions for vesting having been met.

(9)	The date of grant was March 14, 2019.

(10)	The date of grant was February 10, 2020.

(11)	The date of grant was February 25, 2021.

(12)	The date of grant was March 23, 2020.

(13)	The date of grant was February 25, 2021.

The Incentive Plan

The following summary of the Incentive Plan is a summary only and does not purport to include all of the terms of the Incentive Plan, and is qualified by the full terms of the Incentive Plan.

We have adopted the Incentive Plan that permits us to grant awards, or Awards, consisting of stock options, the grant or sale of restricted stock (“Restricted Stock”), the grant of stock appreciation rights (“SARs”), and the grant of hypothetical units issued with reference to our common stock (“Restricted Stock Units” or “RSUs”), for up to 21,000,000 shares of our common stock. The Incentive Plan also permits Oncocyte to issue such other securities as our Board of Directors (the “Board”) or the Compensation Committee (the “Committee”) administering the Incentive Plan may determine. Awards of stock options, Restricted Stock, SARs, and RSUs (“Awards”) may be granted under the Incentive Plan to Oncocyte employees, directors, and consultants.

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

Repricing Prohibition

The Incentive Plan prohibits any modification of the purchase price or exercise price of an outstanding option or other Award if the change would effect a “repricing’ without shareholder approval. As defined in the Incentive Plan, “repricing” means a reduction in the exercise price of an outstanding option or SAR or cancellation of an “underwater” or “out-of-the-money” Award in exchange for other Awards or cash. An “underwater” or “out-of-the-money” Award is defined to mean an Award for which the exercise price is less than the “fair market value” of Oncocyte common stock. The fair market value is generally determined by the closing price of Oncocyte common stock on the Nasdaq Stock Market LLC or any other national securities exchange or inter-dealer quotation system on which Oncocyte common stock is traded.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The following table sets forth information as of April 25, 2022 concerning beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of 5% or more of our outstanding shares of common stock. Information concerning certain beneficial owners of more than 5% of the outstanding common stock is based upon information disclosed by such owners in their reports on Schedule 13D or Schedule 13G and/or Section 16 reports.

Shareholder	Number of Shares	Percent of Total

Broadwood Partners, L.P. (1) Broadwood Capital, Inc. Neal Bradsher 724 Fifth Avenue, 9th Floor New York, New York 10019	23,778,109	19.99%

Pura Vida Investments, LLC (2) Efrem Kamen 150 East 52nd Street, Suite 32001 New York, NY 10022	21,021,513	17.74%

Halle Special Situations Fund LLC 767 5th Avenue, 44th Floor New York, NY 10153	7,129,456	6.0%

(1)	Includes 23,774,964 shares beneficially owned by Broadwood Partners, L.P. and 3,145 shares owned by Neal Bradsher. Broadwood Capital, Inc. is the general partner of Broadwood Partners, L.P. Neal Bradsher is the President of Broadwood Capital, Inc. Broadwood Capital, Inc. shares voting power over and may be deemed to beneficially own the 23,774,964 shares owned by Broadwood Partners, L.P. Mr. Bradsher shares voting power over and may be deemed to beneficially own 23,771,033 shares owned by Broadwood Partners, L.P. Broadwood Partners, L.P. also holds (i) 6,003,752 warrants to purchase up to 3,001,876 shares of common stock, and (ii) 5,882.35 shares of Series A Convertible Preferred Stock convertible into 3,884,675 shares of common stock. Each of the warrants and the Series A Convertible Preferred Stock is subject to a blocker provision that prevents Broadwood Partners, L.P. from exercising or converting the securities, as applicable, if it would be more than a 19.99% beneficial owner of the shares following such exercise or conversion.

(2)	Includes shares and warrants held by Pura Vida Master Fund, Ltd. (the “Pura Vida Master Fund”) and certain separately managed accounts (the “Accounts”). Pura Vida Investments, LLC (“PVI”) serves as the investment manager to the Pura Vida Master Fund and the Accounts. Efrem Kamen serves as the managing member of PVI. PVI and Mr. Kamen may be deemed to have shared voting and dispositive power with respect to the shares owned directly by the Pura Vida Master Fund and the Accounts. PVI and Mr. Kamen disclaim beneficial ownership of those shares except to the extent of their pecuniary interest therein.

(3)	Includes shares held by Halle Special Situations Fund LLC. John Peter Gutfreund is the investment manager and a control person of Halle Capital Partners GP LLC, the managing member of Halle Special Situations Fund LLC. In such capacity, Mr. Gutfreund may be deemed to beneficially own these securities. Halle Special Situations Fund LLC also owns warrants to purchase 3,564,728 shares of common stock, subject to a beneficial ownership limitation of 4.9%. Mr. Gutfreund additionally has the right to acquire 768,941 shares of common stock upon the conversion of certain shares of Series A Convertible Preferred Stock, subject to a beneficial ownership limitation of 4.9%.

Security Ownership of Management

The following table sets forth information as of April 25, 2022 concerning beneficial ownership of our common stock and equity awards by each member of the Board of Directors, all Named Executive Officers, and all executive officers and directors as a group.

	Number of Shares	Percent of Total
Ronald Andrews (1)	1,248,610	1.34%

Mitchell Levine (2)	779,994	*%

Douglas Ross (3)	240,629	*%

Alfred D. Kingsley (4)	861,523	*%

Andrew Arno (5)	413,016	*%

Andrew J. Last (6)	278,690	*%

Cavan Redmond (7)	426,830	*%

Melinda Griffith (8)	147,000	*%

Jennifer Levin Carter (9)	102,000	*%

All executive officers and directors as a group (12 persons) (10)	4,943,941	5.15%

*Less than 1%

(1)	Includes 937,916 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days, and 17,482 shares that may be acquired upon the exercise of certain warrants. Excludes 92,084 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days and 535,000 RSUs that are currently unvested and will not vest within 60 days.

(2)	Includes 689,419 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days, and 3,495 shares that may be acquired upon the exercise of certain warrants. Excludes 393,747 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(3)	Includes 220,312 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days. Excludes 384,688 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(4)	Includes 384,111 shares held solely by Mr. Kingsley, and 75,345 shares held by Greenbelt Corp. and 18,767 shares held by Greenway Partners, LP, which are affiliates of Mr. Kingsley. Mr. Kingsley disclaims beneficial ownership of 15,069 shares held by Greenbelt Corp. Excludes 10,000 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days. Includes 383,300 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days.

(5)	Includes 248,520 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days and 52,447 shares that may be acquired upon the exercise of certain warrants.

(6)	Includes 248,520 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days.

(7)	Includes 263,520 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days and 52,447 shares that may be acquired upon the exercise of certain warrants.

(8)	Includes 147,000 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days.

(9)	Includes 102,000 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days.

(10)	Includes 3,665,479 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or that may become exercisable within 60 days, and 125,871 shares that may be acquired upon the exercise of certain warrants. Excludes 2,046,347 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days, and 535,000 RSUs that are currently unvested and will not vest within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Shared Facilities Agreement and Relationship with Lineage

During 2009, Oncocyte and Lineage entered into a Shared Facilities Agreement pursuant to which Lineage provided Oncocyte with the use of office and laboratory facilities, laboratory and office equipment and supplies, utilities, insurance, and the services of Lineage employees and contractors, for which we have reimbursed Lineage, either through cash payments, shares of our common stock, or delivering convertible promissory notes. Lineage provided us with the use of its facilities, equipment and supplies, utilities, and personnel at its cost until 2016, and at its cost plus 5% thereafter. Oncocyte ceased using shared services from Lineage during October 2019 and ceased using Lineage’s office and laboratory facilities under the Shared Facilities Agreement effective December 31, 2019 at which time the Shared Facilities Agreement terminated. Total fees incurred under the Shared Facilities Agreement during 2019 were $1.2 million, which have been paid in full.

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

During 2021, we entered into a Warrant Exercise Agreement with Broadwood, pursuant to which (i) we agreed to reduce the exercise price of a common stock warrant held by Broadwood to purchase up to 573,461 shares of common stock from $3.25 per share to $3.1525 per share; and (ii) Broadwood agreed to exercise the common stock warrant in full on or prior to September 30, 2021. Shortly after executing the Warrant Exercise Agreement, Broadwood exercised the common stock warrant in full and received 573,461 shares in exchange for payment to us of $1,807,835.81.

Securities Purchase Agreement and Underwriting Agreement

Preferred Stock Offering

On April 13, 2022, Oncocyte entered into the Purchase Agreement with certain investors, including Broadwood L.P., a shareholder currently holding 19.99% of Oncocyte’s outstanding securities as of the date of this report, in a registered direct offering of 11,765 total shares of Oncocyte’s Series A Convertible Preferred Stock (the “Preferred Stock”), which shares of Preferred Stock are convertible into a total of 7,689,542 shares of Oncocyte’s Common Stock, at a conversion price of $1.53 (the “Preferred Stock Offering”). Prior to Broadwood entering into the Securities Purchase Agreement for shares of Series A Preferred Stock, and prior to the Underwritten Offering (defined below), Broadwood beneficially owned approximately 19.2% of our Common Stock, as reported in its then most recent statement of beneficial ownership on Schedule 13D. Broadwood has a direct material interest in this transaction and purchased 5,882.35 shares in this transaction and on the same terms as other investors.

The purchase price of each share of Preferred Stock was $850, which included an original issue discount to the stated value of $1,000 per share, and Broadwood specifically paid $5,000,000 in connection with its purchase of the Preferred Stock. The closing of the Preferred Stock Offering will occur in two equal tranches of $5,000,000 each for aggregate gross proceeds from both closings of $10,000,000. The first closing will occur on the second trading day following the date that the Secretary of State accepts the Certificate of Determination. The second closing will occur on the earlier of (a) the second (2nd) trading day following the date that we receive notice from an Investor to accelerate the second closing and (b) a date selected by us on or after October 8, 2022 and on or prior to March 8, 2023. Broadwood is prohibited from converting shares of Preferred Stock into shares of Common Stock if, as a result of such conversion, Broadwood, together with its affiliates, would own more than 4.99% of the shares of Common Stock then issued and outstanding (provided Broadwood may elect, at the first closing, to increase such beneficial ownership limitation solely as to itself up to 19.99% of the number of shares of Common Stock outstanding immediately after giving effect to the conversion). On April 8, 2024 or the earlier occurrence of certain events or transactions specified in the Purchase Agreement, Oncocyte will mandatorily redeem all of the Preferred Stock from certain investors, including Broadwood, for a cash payment calculated in accordance with the terms of the Purchase Agreement.

Underwritten Offering

Further, on April 13, 2022, Oncocyte entered into an Underwriting Agreement (the “Underwriting Agreement”) with BTIG, LLC as representative of the underwriters named therein (the “Underwriters”), pursuant to which Oncocyte agreed to issue and sell to the Underwriters in an underwritten public offering (the “Underwritten Offering”) shares of Common Stock and warrants to purchase shares of Common Stock. Pursuant to this Underwritten Offering, Broadwood acquired (i) 6,003,752 shares of Common Stock, and (ii) 6,003,752 warrants to purchase up to 3,001,876 shares of Common Stock at an exercise price of $1.53 per share (the “Warrants”). Pura Vida, a shareholder currently holding 19.99% of Oncocytes outstanding securities as of the date of this report, acquired (i) 4,984,093 shares of Common Stock, and (ii) 4,984,093 Warrants to purchase up to 747,614 shares of Common Stock. Prior to the sale of the Common Stock and Warrants to Broadwood and Pura Vida, and prior to Broadwood entering into the Securities Purchase Agreement for shares of Series A Preferred Stock, Broadwood beneficially owned approximately 19.2% of our Common Stock, as reported in its then most recent statement of beneficial ownership on Schedule 13D, and Pura Vida beneficially owned approximately 15.54% of our Common Stock, as reported in its then most recent statement of beneficial ownership on Schedule 13G. The Warrants (i) are currently exercisable, subject to a beneficial ownership limitation that prevents Broadwood from exercising the Warrants if it would be more than a 19.99% beneficial owner of Oncocyte’s Common Stock following such exercise, and (ii) expire on April 19, 2027. If at the time of exercise there is no effective registration statement registering, or the prospectus contained therein is not available for the issuance of the Common Stock to the Holder, then this Warrant may also be exercised, in whole or in part, at such time by means of a “cashless exercise”.

There is no established public trading market for the Warrants, and Oncocyte does not expect a market to develop. In addition, Oncocyte does not intend to apply for listing of the Warrants on the Nasdaq or any other national securities exchange or interdealer quotation system. The aggregate purchase price paid for the 6,003,752 shares of Common Stock and the Warrants purchased by Broadwood pursuant to the Underwritten Offering was $7,999,999.54. The aggregate purchase price paid for the 4,984,093 shares of Common Stock and the Warrants purchased by Pura Vida pursuant to the Underwritten Offering was $6,641,303.92.

Director Independence

Our Board of Directors has determined that Andrew Arno, Jennifer Levin Carter, Melinda Griffith, Alfred Kingsley, Andrew Last, and Cavan Redmond, qualify as “independent” in accordance with Rule 5605(a)(2) of The Nasdaq Stock Market LLC (“Nasdaq”). The members of our Audit Committee meet the additional independence standards under Nasdaq Rule 5605(c)(2) and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the members of our Compensation Committee meet the additional independence standards under Nasdaq Rule 5605(d)(2). Our independent directors received no compensation or remuneration for serving as directors except as disclosed under “CORPORATE GOVERNANCE—Compensation of Directors.” None of these directors, nor any of the members of their respective families, have participated in any transaction with us that would disqualify them as “independent” directors under the standards described above. Ronald Andrews, Jr. does not qualify as “independent” because he is our Chief Executive Officer and President.

Item 14. Principal Accounting Fees and Services

WithumSmith+Brown, PC (“Withum”) audited our annual financial statements for the fiscal year ended December 31, 2021 and OUM & Co., LLP (“OUM”) audited our financial statements for the fiscal year ended December 31, 2020.

Audit Fees, Audit Related Fees, Tax Fees and Other Fees

The following table sets forth the aggregate fees billed to us during the fiscal years ended December 31, 2021 and 2020 by Withum and OUM, as applicable, for such years:

	2021(3)	2020
Audit Fees (1)	$269,880	$206,400
Audit Related Fees (2)	358,119	145,202
Total Fees	$627,999	$351,602

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of Oncocyte’s annual financial statements included in our Annual Report on Form 10-K, and review of the interim financial statements included in our Quarterly Reports on Form 10-Q, as applicable, and services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to non-routine SEC filings.

(3)	Please note that this column for 2021 contains the total fees paid by the Company to Withum (as the successor to OUM) and OUM during the fiscal year 2021.

Pre-Approval of Audit and Permissible Non-Audit Services

Our Audit Committee requires pre-approval of all audit and non-audit services. Other than de minimis services incidental to audit services, non-audit services shall generally be limited to tax services such as advice and planning and financial due diligence services. All fees for such non-audit services must be approved by the Audit Committee, except to the extent otherwise permitted by applicable SEC regulations. The Committee may delegate to one or more designated members of the Committee the authority to grant pre-approvals, provided such approvals are presented to the Committee at a subsequent meeting. During 2021, all of the fees paid to Withum and OUM, as applicable, were approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a-1)	Financial Statements.

The following consolidated financial statements of Oncocyte Corporation are filed in the Form 10-K:

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows

Exhibit Numbers	Exhibit Description
1.1	At-The-Market Sales Agreement, dated June 11, 2021, between Oncocyte Corporation and BTIG, LLC (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2021)

2.1	Subscription and Stock Purchase Agreement, dated September 4, 2019, among Oncocyte Corporation, Encore Clinical, Inc., and Razor Genomics Inc.† (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

2.2	Agreement and Plan of Merger, dated as of January 10, 2020, among Oncocyte Corporation, Cancer DX Sub, Inc., Insight Genetics, Inc., the Shareholders who became a Party to the Merger Agreement and the Equityholder Representative. (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2020)

2.3	Agreement and Plan of Merger, dated as of February 2, 2021, among Oncocyte Corporation, CNI Monitor Sub, Inc., Chronix Biomedical, Inc., the Shareholders who became a Party to the Merger Agreement and the Equityholder Representative (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2021)

2.4	Agreement and Plan of Merger dated February 2, 2021, amended February 23, 2021, and amended and restated as of April 15, 2021, by and among Oncocyte Corporation, CNI Monitor Sub, Inc., Chronix Biomedical, Inc., the Stockholders who became a party to the Merger Agreement and the Equityholder Representative (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2021)

3.1	Articles of Incorporation with all amendments (Incorporated by reference to Oncocyte Corporation’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 14, 2021)

3.2	Amended and Restated By-Laws (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2020)

4.1	Specimen of Common Stock Certificate (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

4.2	Form of August 2016 Warrant (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2016)

4.3	Form of 2017 Warrant, Exercise Price $3.25 (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

4.4	Form of 2017 Warrant, Exercise Price $5.50 (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

4.5	Silicon Valley Bank Warrant (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

4.6	Form of July 2017 Warrant, Exercise Price $5.50; five-year term (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

4.7	Form of July 2017 Warrant, Exercise Price $3.25, five-year term (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

4.8	Form of July 2018 Warrant (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2018)

4.9	Warrant to Purchase Shares of Common Stock, dated August 1, 2019 (Incorporated by reference to Oncocyte Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019)

4.10	Warrant to Purchase Common Stock, dated October 17, 2019, between Oncocyte Corporation and Silicon Valley Bank (Incorporated by Reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019)

4.11	Description of Securities (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 11, 2022)

10.1	Form of Director/Consultant Option Agreement (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.2	Form of Employee Incentive Stock Option Agreement (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.3	Registration Rights Agreement dated October 15, 2009 (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.4	Amendment of Registration Rights Agreement, dated August 23, 2011 (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.5	Second Amendment of Registration Rights Agreement, dated May 8, 2015 (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.6	Third Amendment to Registration Rights Agreement, dated November 16, 2015 (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) A-1 filed with the Securities and Exchange Commission on December 29, 2015)

10.7	Form of Alternate Warrant Exercise Agreement, dated February 17, 2017 (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2017)

10.8	Loan and Security Agreement, dated February 21, 2017, between Oncocyte Corporation and Silicon Valley Bank (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

10.9	2017 Amendment to 2010 Stock Option Plan (Incorporated by reference to Registration Statement on Form S-8, File Number 333-219109 filed with the Securities and Exchange Commission on June 30, 2017)

10.10	Form of July 2017 Warrant Exercise Agreement, dated July 21, 2017 (July 2017 Warrant for 100% of shares received on exercise of Original Warrant, at $5.50 exercise price with five-year term) (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

10.11	Form of July 2017 Warrant Exercise Agreement, dated July 21, 2017 (July 2017 Warrant for 50% of shares received on exercise of Original Warrant, at $3.25 exercise price with five-year term) (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

10.12	Employment Agreement, dated November 15, 2017, between Oncocyte Corporation and Mitchell Levine (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018)

10.13	2018 Equity Incentive Plan (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.14	Amendment to 2018 Equity Incentive Plan (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2021)

10.15	Form of 2018 Equity Incentive Plan Employee Stock Option Agreement (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.16	Form of 2018 Equity Incentive Plan Non-Employee Director Stock Option Agreement (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.17	Form of 2018 Equity Incentive Plan Restricted Stock Unit Agreement (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.18	Employment Agreement, dated May 22, 2019, between Oncocyte Corporation and Padma Sundar (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 26, 2020)

10.19	Employment Agreement, dated June 4, 2019, between Oncocyte Corporation and Ronald Andrews (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2019)

10.20	Amendment to 2018 Equity Incentive Plan (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2019)

10.21	Development Agreement, dated September 30, 2019, among Oncocyte Corporation, Encore Clinical, Inc., and Razor Genomics Inc.† (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

10.22	Sublicense and Distribution Agreement, dated September 30, 2019, among Oncocyte Corporation, Encore Clinical, Inc., and Razor Genomics Inc.† (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

10.23	Laboratory Services Agreement, dated August 15, 2015, as amended, among Oncocyte Corporation, Encore Clinical, Inc., and Razor Genomics Inc.† (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

10.24	First Amendment to Loan and Security Agreement, dated October 17, 2019, between Oncocyte Corporation and Silicon Valley Bank† (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019)

10.25	Office Lease Agreement, dated December 23, 2019, as amended between Oncocyte Corporation and Cushing Ventures, LLC (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2019)

10.26	Lease Agreement, dated November 10, 2011, between Insight Genetics, Inc. and MPC Holdings, LLC, as renewed by notice dated January 3, 2019 (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 26, 2020)

10.27	Oncocyte Corporation Change in Control and Severance Plan (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 26, 2020)

10.28	Form of Change in Control and Severance Agreement (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 26, 2020)

10.29	Form of Subscription Agreement between Oncocyte Corporation and Certain Investors (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2020)

10.30	U.S. Small Business Administration Paycheck Protection Program Note (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2020)

10.31	Loan Deferral Agreement, dated April 2, 2020, between Oncocyte Corporation and Silicon Valley Bank (Incorporated by Reference to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2020)

10.32	Acknowledgement and Agreement, dated May 7, 2020, between Oncocyte Corporation and Ronald Andrews (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2020)

10.33	Acknowledgement and Agreement, dated May 7, 2020, between Oncocyte Corporation and Mitchell Levine (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2020)

10.34	Acknowledgement and Agreement, dated May 7, 2020, between Oncocyte Corporation and Lyndal Hesterberg (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2020)

10.35	Employment Agreement, dated March 23, 2020, between Oncocyte Corporation and Doug Ross (Incorporated by Reference to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 29, 2020)

10.36	Reduction in Salary Agreement between Oncocyte Corporation and Albert Parker (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2020)

10.37	Reduction in Salary Agreement between Oncocyte Corporation and Lyndal Hesterberg (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2020)

10.38	Reduction in Salary Agreement between Oncocyte Corporation and Tony Kalajian (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2020)

10.39	Change in Control and Executive Severance Plan Agreement, dated October 4 2021, between Oncocyte Corporation and Gisela Paulsen (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2021)

10.40	Subscription Agreements, dated January 20, 2021, between Oncocyte Corporation and the Investors Named Therein (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2021)

10.41	Amended and Restated Exclusive License Agreement, effective February 15, 2018, between Razor Genomics, Inc. and the licensor named therein† (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 19, 2021)

10.42	Exclusive Sublicense Agreement in the PRC Territory, Dated December 14, 2020, by and among Razor Genomics, Inc., Oncocyte Corporation, Encore Clinical, Inc., and Burning Rock Biotech Limited (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2020)

10.43	Addendum No. 2 to Exclusive Sublicense Agreement in the PRC Territory, dated December 5, 2021, by and among Razor Genomics, Inc., Oncocyte Corporation, Encore Clinical, Inc., and Burning Rock Biotech Limited (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2021)

10.44	Collaboration Agreement, dated January 13, 2022, by and between Oncocyte Corporation and Life Technologies Corporation (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 11, 2022) †

16.1	Letter from OUM to the Securities and Exchange Commission dated July 20, 2021 (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2021)

21	Subsidiaries (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 11, 2022)

23.1	Consent of Withum Smith+Brown, PC (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 11, 2022)

23.2	Consent of OUM & CO. LLP (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 11, 2022)

31.1	Certification of the Chief Executive Officer of Oncocyte Corporation pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 11, 2022)

31.2	Certification of the Chief Financial Officer of Oncocyte Corporation pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 11, 2022)

31.3	Certification of the Chief Executive Officer of Oncocyte Corporation pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of the Chief Financial Officer of Oncocyte Corporation pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 11, 2022)*

101	Interactive Data Files

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema8

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany the Original Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

† Portions of this exhibit have been omitted because the omitted information is (i) not material and (ii) is the type that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of May 2022.

ONCOCYTE CORPORATION

By:	/s/ Ronald Andrews
Ronald Andrews
President and Chief Executive Officer

