Form 10-Q
period 2022-03-31
Oncocyte Corp
filed 2022-05-12
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of common stock outstanding as of May 6, 2022 was 118,513,021.

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

Unless the context otherwise requires, all references to “Oncocyte,” the “Company,” “we,” “us,” “our,” or similar words refer to Oncocyte Corporation, together with our consolidated subsidiaries.

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

Item 1. Financial Statements

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,412	$35,605
Accounts receivable	2,122	1,437
Marketable equity securities	574	904
Prepaid expenses and other current assets	1,515	1,197
Total current assets	24,623	39,143

NONCURRENT ASSETS
Right-of-use and financing lease assets, net	2,636	2,779
Machinery and equipment, net, and construction in progress	8,015	5,748
Goodwill	18,684	18,684
Intangible assets, net	90,317	91,245
Restricted cash	1,700	1,700
Other noncurrent assets	298	264
TOTAL ASSETS	$146,273	$159,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,584	$2,447
Accrued compensation	3,380	3,376
Accrued expenses and other current liabilities	3,256	2,425
Accrued severance from acquisition, current	2,316	2,352
Accrued liabilities from acquisition, current	624	1,388
Loans payable, net of deferred financing costs, current	945	1,313
Right-of-use and financing lease liabilities, current	850	819
Total current liabilities	13,955	14,120

NONCURRENT LIABILITIES
Right-of-use and financing lease liabilities, noncurrent	3,326	3,545
Contingent consideration liabilities	72,025	76,681

TOTAL LIABILITIES	89,306	94,346

Commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 230,000 shares authorized; 92,247 and 92,232 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	254,994	252,954
Accumulated other comprehensive loss	38	37
Accumulated deficit	(198,065)	(187,774)
Total shareholders’ equity	56,967	65,217
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$146,273	$159,563

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021

Net revenue	$1,424	$1,124

Cost of revenues	1,021	738
Cost of revenues – amortization of acquired intangibles	936	307
Gross profit	(533)	79

Operating expenses:
Research and development	5,128	3,361
Sales and marketing	3,237	2,254
General and administrative	5,653	4,764
Change in fair value of contingent consideration	(4,656)	1,060
Total operating expenses	9,362	11,439

Loss from operations	(9,895)	(11,360)

OTHER INCOME (EXPENSES), NET
Interest expense, net	(30)	(68)
Unrealized gain (loss) on marketable equity securities	(330)	213
Pro rata loss from equity method investment in Razor	-	(270)
Other income (expense), net	(36)	2
Total other expenses, net	(396)	(123)

LOSS BEFORE INCOME TAXES	(10,291)	(11,483)

Income tax benefit	-	7,564

NET LOSS	$(10,291)	$(3,919)

Net loss per share: basic and diluted	$(0.11)	$(0.05)

Weighted average shares outstanding: basic and diluted	92,243	82,123

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

4

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended
	March 31,
	2022	2021

NET LOSS	$(10,291)	$(3,919)
Foreign currency translation adjustments	1	-
COMPREHENSIVE LOSS	$(10,290)	$(3,919)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended March 31, 2022
	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Income	Deficit	Equity
Balance at December 31, 2021	92,232	$252,954	$37	$(187,774)	$65,217
Net Loss	-	-	-	(10,291)	(10,291)
Foreign currency translation adjustment	-	-	1	-	1
Stock-based compensation	-	2,010	-	-	2,010
Sale of common shares, including at-the-market transactions	15	31	-	-	31
Financing costs paid to issue common shares, including at-the-market transactions	-	(1)	-	-	(1)
Balance at March 31, 2022	92,247	$254,994	$38	$(198,065)	$56,967

	Three Months Ended March 31, 2021
	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Income	Deficit	Equity
Balance at December 31, 2020	69,117	$157,160	$-	$(123,677)	$33,483
Net Loss	-	-	-	(3,919)	(3,919)
Stock-based compensation	-	1,290	-	-	1,290
Sale of common shares, including at-the-market transactions	18,427	71,746	-	-	71,746
Financing costs paid to issue common shares, including at-the-market transactions	-	(2,878)	-	-	(2,878)
Stock options exercised	140	348	-	-	348
Warrants exercised	248	802	-	-	802
Issuance of common stock to Razor Genomics	982	5,756	-	-	5,756
Balance at March 31, 2021	88,914	$234,224	$-	$(127,596)	$106,628

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,291)	$(3,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	287	121
Amortization of intangible assets	928	307
Pro rata loss from equity method investment in Razor	-	270
Stock-based compensation	2,010	1,290
Unrealized gain (loss) on marketable equity securities	330	(213)
Amortization of debt issuance costs	7	19
Change in fair value of contingent consideration	(4,656)	1,060
Deferred income tax benefit	-	(7,564)

Changes in operating assets and liabilities:
Accounts receivable	(685)	(499)
Lease liabilities	(35)	25
Prepaid expenses and other assets	(351)	(1,137)
Accounts payable and accrued liabilities	(21)	405
Accrued severance and liabilities from Chronix Biomedical acquisition	(800)	-
Net cash used in operating activities	(13,277)	(9,835)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Insight Genetics, net of cash acquired	-	(607)
Acquisition of Razor Genomics asset, net of cash acquired	-	(6,648)
Acquisition of Chronix Biomedical, net of cash acquired	-	(175)
Construction in progress and purchases of furniture and equipment	(1,561)	(842)
Net cash used in investing activities	(1,561)	(8,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	348
Proceeds from sale of common shares	-	65,262
Financing costs to issue common shares	-	(2,676)
Proceeds from sale of common shares under at-the-market transactions	31	6,754
Financing costs for at-the-market sales	(1)	(203)
Proceeds from exercise of warrants	-	802
Repayment of loan payable	(375)	(375)
Repayment of financing lease obligations	(10)	(41)
Net cash provided by (used in) financing activities	(355)	69,871

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(15,193)	51,764

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING	37,305	8,843
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING	$22,112	$60,607

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$13	$44

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Common stock issued for acquisition of Razor Genomics asset	$-	$5,756
Deferred tax liability generated from the acquisition of Razor Genomics asset	-	7,564
Construction in progress, machinery and equipment purchases included in accounts payable, accrued liabilities and landlord liability	993	139
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

Oncocyte’s first product for commercial release is a proprietary treatment stratification test called DetermaRx™ that identifies which patients with early-stage non-small cell lung cancer may benefit from chemotherapy, resulting in a significantly higher, five-year survival rate. Beginning in September 2019 through February 23, 2021, Oncocyte held a 25% equity interest in Razor Genomics, Inc. (“Razor”), a privately held company, that has developed and licensed to Oncocyte the lung cancer treatment stratification laboratory test that Oncocyte is commercializing as DetermaRx™. On February 24, 2021, Oncocyte completed the purchase of all the remaining issued and outstanding shares of common stock of Razor and paid the selling shareholders in total $10 million in cash and issued them Oncocyte common stock having a market value of $5.7 million on that date. As a result of the purchase of the Razor common stock, Oncocyte became the sole shareholder of Razor. The acquisition of the remaining equity interests was accounted for as an asset acquisition in accordance with Accounting Standards Codification (“ASC”) Topic 805-50, Business Combinations. See Note 3 for a full discussion of the Razor asset acquisition.

Oncocyte completed its acquisition of Insight Genetics, Inc. (“Insight”) on January 31, 2020 (the “Insight Merger Date”) through a merger with a newly incorporated wholly owned subsidiary of Oncocyte (the “Insight Merger”) under the terms of an Agreement and Plan of Merger (the “Insight Merger Agreement”). Prior to the Insight Merger, Insight was a privately held company specializing in the discovery and development of the multi-gene molecular, laboratory-developed diagnostic tests that Oncocyte has branded as DetermaIO™. DetermaIO™ is a proprietary gene expression assay with promising data supporting its potential to help identify patients likely to respond to checkpoint inhibitor drugs. Insight has a CLIA-certified diagnostic laboratory with the capacity to support clinical trials or assay design on certain commercially available analytic platforms that may be used to develop additional diagnostic tests. Insight also performs Pharma Services in its CLIA-certified laboratory for pharmaceutical and biotechnology companies, including testing for biomarker discovery, assay design and development, clinical trial support, and a broad spectrum of biomarker tests (“Pharma Services”). The Insight Merger was accounted for using the acquisition method of accounting in accordance with ASC 805, which requires, among other things, that the assets and liabilities assumed be recognized at their fair values as of the acquisition date. See Note 3 for a full discussion of the Insight Merger.

On April 15, 2021 (the “Chronix Merger Date”), Oncocyte completed its acquisition of Chronix Biomedical, Inc. (“Chronix”) pursuant to an Agreement and Plan of Merger dated February 2, 2021, amended February 23, 2021, and amended and restated as of April 15, 2021 (as amended and restated, the “Chronix Merger Agreement”), by and among Oncocyte, CNI Monitor Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Oncocyte (“Merger Sub”), Chronix, the stockholders party to the Chronix Merger Agreement and a party named as equity holder representative. Pursuant to the Chronix Merger Agreement, Merger Sub merged with and into Chronix, with Chronix surviving as a wholly owned subsidiary of Oncocyte (the “Chronix Merger”). Prior to the Chronix Merger, Chronix was a privately held molecular diagnostics company, developing blood tests for use in cancer treatment and organ transplantation. Through the Chronix Merger, Oncocyte has added to its LDT development pipeline the TheraSure™-CNI Monitor, a patented, blood-based test for immunotherapy monitoring which Oncocyte expects to market as DetermaCNITM in the United States, and TheraSure™ Transplant Monitor, a blood-based solid organ transplantation monitoring test. See Note 3 for additional information about the Chronix Merger.

Other tests in the development pipeline include DetermaTx™, a test intended to complement DetermaIO™ by assessing the mutational status of a tumor to help identify the appropriate targeted therapy. Oncocyte also plans to initiate the development of DetermaMx™ as a blood-based test to monitor cancer patients for recurrence of their disease.

Liquidity

Oncocyte has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $198.1 million as of March 31, 2022. Oncocyte expects to continue to incur operating losses and negative cash flows for the foreseeable future. Oncocyte did not generate revenues from its operations prior to the first quarter of 2020, and revenues since that period through the date of this Report were not sufficient to cover Oncocyte’s operating expenses. Oncocyte finances its operations primarily through the sale of shares of its common stock.

As of March 31, 2022, Oncocyte had $20.4 million of cash and cash equivalents and held shares of Lineage Cell Therapeutics, Inc. (“Lineage”) and AgeX Therapeutics, Inc. (“AgeX”) common stock as marketable equity securities with a combined fair market value of $0.6 million. Oncocyte believes that its current cash, cash equivalents and marketable equity securities are sufficient to carry out current operations through at least twelve months from the issuance date of the condensed consolidated interim financial statements included in this Report.

On June 11, 2021, Oncocyte entered into an at-the-market sales agreement with BTIG, LLC as sales agent and/or principal (the “Agent” or “BTIG”) pursuant to which Oncocyte may sell up to an aggregate of $50,000,000 of shares of Oncocyte common stock from time to time through the Agent (the “ATM Offering”).

Between July 1, 2021 and March 31, 2022, Oncocyte sold 1,123,337 shares of common stock at an average offering price of $5.58 per share, for gross proceeds of approximately $6.27 million through the ATM Offering. Oncocyte will need to raise additional capital to finance its operations, including the development and commercialization of its cancer diagnostic and other tests, until such time as it is able to generate sufficient revenues from the commercialization of one or more of its LDTs and other tests and performing Pharma Services to cover its operating expenses.

On April 19, 2022, Oncocyte received net proceeds of approximately $32.8 million from an underwritten offering of 26,266,417 shares of common stock, no par value per share of the Company, and 26,266,417 warrants (the “April 2022 Warrants”) to purchase up to 13,133,208.5 shares of Common Stock (the “April 2022 Offering”). See Note 14 for additional information about the April 2022 Offering.

Presently, Oncocyte is devoting substantially all of its efforts on initial commercialization efforts for DetermaRx™, completing clinical development and planning commercialization of DetermaIO™, although DetermaIO™ is currently available for biopharma diagnostic development and research use only as a companion test in immunotherapy drug development to select patients for clinical trials; continuing development and planning commercialization of DetermaTxTM and the clinical launch of TheraSureTM Transplant Monitor. While Oncocyte plans to primarily market its LDTs in the United States through its own sales force, it is also beginning to make marketing arrangements with distributors in other countries. In order to reduce capital needs and to expedite the commercialization of any new LDTs that may become available for clinical use, Oncocyte may also pursue marketing arrangements with other diagnostic companies through which Oncocyte might receive licensing fees and royalty on sales, or through which it might form a joint venture to market its tests and share in net revenues, in the United States or abroad.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated interim financial statements presented herein, and discussed below, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In accordance with those rules and regulations, certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheets as of December 31, 2021 was derived from the audited consolidated financial statements at that date. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Oncocyte’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The carrying amounts of cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.

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

Oncocyte does not have intangible assets with indefinite useful lives other than goodwill and the acquired IPR&D discussed in Notes 3 and 4. As of March 31, 2022, there has been no impairment of goodwill and intangible assets.

Long-lived intangible assets

Long-lived intangible assets, consisting primarily of acquired customer relationships, are stated at acquired cost, less accumulated amortization. Amortization expense is computed using the straight-line method over the estimated useful life of 5 years (see Notes 3 and 4).

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

Since February 24, 2021, the date of Oncocyte’s acquisition of the remaining interests in Razor, the Razor entity’s financial statements have been consolidated with Oncocyte (see Notes 3 and 4).

Impairment of long-lived assets

Oncocyte assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Oncocyte’s long-lived assets consist primarily of intangible assets, right-of-use assets for operating leases, customer relationships, and machinery and equipment. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying value of the asset over its fair value, is recorded. As of March 31, 2022, there has been no impairment of long-lived assets.

Revenue recognition

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

DetermaRx™ testing revenue

Oncocyte generates revenue from performing DetermaRx™ tests on clinical samples through orders received from physicians, hospitals, and other healthcare providers. In determining whether all the revenue recognition criteria (i) through (v) above are met with respect to DetermaRx™ tests, each test result is considered a single performance obligation and is generally considered complete when the test result is delivered or made available to the prescribing physician electronically, and, as such, there are no shipping or handling fees incurred by Oncocyte or billed to customers. Although Oncocyte bills a list price for all tests ordered and completed for all payer types, Oncocyte considers constraints on the variable consideration when recognizing revenue for DetermaRx™. Because DetermaRx™ is a novel test and there are no current reimbursement arrangements with third-party payers other than Medicare, the transaction price represents variable consideration. Application of the constraint for variable consideration is an area that requires significant judgment. For all payers other than Medicare, Oncocyte must consider the novelty of the test, the uncertainty of receiving payment, or being subject to claims for a refund, from payers with whom it does not have a sufficient payment collection history or contractual reimbursement agreements. Accordingly, for those payers, Oncocyte expects to continue to recognize revenue upon payment until it has a sufficient history to reliably estimate payment patterns or has contractual reimbursement arrangements, or both, in place. In September 2020, Oncocyte received a final pricing decision for DetermaRx™ from CMS, and with Medicare coverage in effect, Oncocyte commenced recognizing revenue when DetermaRx™ tests are performed for Medicare patients, or when payment was approved by Medicare in the case of certain tests performed prior to September 2020.

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

As of March 31, 2022, Oncocyte had accounts receivable of $1.5 million from Medicare and Medicare Advantage covered DetermaRx™ tests (see Note 7). As of December 31, 2021, Oncocyte had accounts receivable of $1.1 million from Medicare covered DetermaRx™ tests.

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

Oncocyte establishes an allowance for doubtful accounts based on the evaluation of the collectability of its Pharma Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, reasonable and supportable forecast that affect the collectability of the reported amount, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. Oncocyte continuously monitors collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts. As of March 31, 2022, Oncocyte has not recorded any losses or allowance for doubtful accounts on its account receivables from Pharma Services.

As of March 31, 2022, Oncocyte had accounts receivable from Pharma Services customers of $0.6 million, as compared to $0.4 million as of December 31, 2021 (see Note 7).

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

	Three Months Ended
	March 31,
	2022	2021
Stock options	7,125	2,156
Warrants	1,789	3,136

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

During 2020 and 2021, Oncocyte entered into various operating leases and an embedded operating lease in accordance with ASC 842 discussed in Note 10. Oncocyte’s accounting for financing leases remained substantially unchanged.

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

As of March 31, 2022 and December 31, 2021, Oncocyte held 353,264 and 35,326 shares of common stock of Lineage and AgeX, respectively, as marketable equity securities with a combined fair market value of $0.6 million and $0.9 million, respectively.

Deferred revenue

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to provide specific guidance to eliminate diversity in practice on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts from customers in a business combination consistent with revenue contracts with customers not acquired in an acquisition. The amendments in this update provide that the acquirer should consider the terms of the acquired contracts, such as timing of payment, identify each performance obligation in the contracts, and allocate the total transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception (that is, the date the acquiree entered into the contracts) or contract modification to determine what should be recorded at the acquisition date. These amendments are effective for the Company beginning with fiscal year 2023. The impact of the adoption of the amendments in this update will depend on the magnitude of any customer contracts assumed in a business combination in 2023 and beyond.

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

3. Business Combinations

Acquisition of Insight Genetics, Inc.

On January 31, 2020 (the “Insight Merger Date”), Oncocyte completed its acquisition of Insight pursuant to the Insight Merger Agreement.

Merger Consideration at Closing

Under the terms of the Insight Merger Agreement, Oncocyte agreed to pay $7 million in cash and $5 million of Oncocyte common stock (the “Initial Merger Consideration”), subject to a holdback for indemnity claims not to exceed ten percent of the total Merger Consideration. The parties agreed to holdback $0.6 million in cash (“Cash Holdback”) and approximately 0.2 million shares of Oncocyte common stock (“Stock Holdback”) through December 31, 2020, in the event that Oncocyte has indemnity claims. The Stock Holdback shares are considered to be issued and outstanding shares of Oncocyte common stock as of the Insight Merger Date but were placed in an escrow account and was to be released from escrow after the holdback period, less any shares that may be returned to Oncocyte on account of any indemnity claims. Accordingly, on the Insight Merger Date, Oncocyte delivered approximately $11.4 million in Merger Consideration, consisting of $6.4 million in cash, which was net of the $0.6 million cash holdback, and 1.9 million shares of Oncocyte common stock, which includes the stock holdback shares placed in escrow. The shares of Oncocyte common stock delivered were valued at $5 million, based on the average closing price of Oncocyte common stock on the NYSE American during the five trading days immediately preceding the date of the Insight Merger Agreement.

In March 2021, in accordance with the Insight Merger Agreement, the Cash Holdback was paid and the Stock Holdback was released from escrow to the selling shareholders.

Milestone Payments (Milestone Contingent Consideration)

In addition to the Initial Merger Consideration, Oncocyte may also pay contingent consideration of up to $6.0 million in any combination of cash or shares of Oncocyte common stock if certain milestones are achieved (the “Milestone Contingent Consideration”), which consist of (i) $1.5 million for clinical trial completion and data publication milestone, (ii) $3.0 million for an affirmative final local coverage determination from CMS for a specified lung cancer test, and (iii) up to $1.5 million for achieving certain CMS reimbursement milestones. As of March 31, 2022, no milestones have been met and no payments have been made.

Revenue Share (Royalty Contingent Consideration)

As additional consideration for Insight’s shareholders, the Insight Merger Agreement provides for Oncocyte to pay a revenue share of not more than ten percent of net collected revenues for current Insight pharma service offerings over a period of ten years, and a tiered revenue share percentage of net collected revenues through the end of the technology lifecycle if certain new cancer tests are developed and commercialized using Insight technology (“Royalty Contingent Consideration”). As of March 31, 2022, the royalty contingent consideration has not been met and no payments have been made.

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

The fair value of the Milestone Contingent Consideration was determined using a scenario analysis valuation method which incorporates Oncocyte’s assumptions with respect to the likelihood of achievement of the Milestones, credit risk, timing of the Milestone Contingent Consideration payments and a risk-adjusted discount rate to estimate the present value of the expected payments. The discount rate was estimated at approximately 9.7% after adjustment for the probability of achievement of the Milestones. No Milestone Contingent Consideration is payable with respect to a particular Milestone unless and until the Milestone is achieved. Since the Milestone Contingent Consideration payments are based on nonfinancial, binary events, management believes the use of the scenario analysis method is appropriate. The fair value of each Milestone after the Insight Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s condensed consolidated statements of operations.

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

The fair value of the Contingent Consideration after the Insight Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s condensed consolidated statements of operations. As of March 31, 2022, based on Oncocyte’s reassessment of the significant assumptions note above, there was an increase of approximately $0.4 million to the fair value of the Contingent Consideration primarily attributable to revised estimates of the timing of the possible future payouts and, accordingly, this increase was recorded as an unrealized loss in the condensed consolidated statements of operations for the three months ended March 31, 2022.

The following table reflects the activity for Oncocyte’s Contingent Consideration since the Insight Merger Date, measured at fair value using Level 3 inputs (in thousands):

Fair Value
Balance at January 31, 2020	$11,130
Change in estimated fair value	(4,010)
Balance at December 31, 2020	$7,120
Change in estimated fair value	(60)
Balance at December 31, 2021	$7,060
Change in estimated fair value	360
Balance at March 31, 2022	$7,420

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

Asset acquisition of Razor Genomics, Inc.

On September 30, 2019, Oncocyte completed the purchase of 1,329,870 shares of Razor Series A Convertible Preferred Stock, par value $0.0001 per share (the “Razor Preferred Stock”), representing 25% of the outstanding equity of Razor on a fully diluted basis, for $10 million in cash (the “Initial Closing”), pursuant to a Subscription and Stock Purchase Agreement (the “Purchase Agreement”) dated September 4, 2019, among Oncocyte, Encore Clinical, Inc. (“Encore”), and Razor. Pursuant to the Purchase Agreement, Oncocyte entered into Minority Holder Stock Purchase Agreements of like tenor (the “Minority Purchase Agreements”) with the shareholders of Razor other than Encore (the “Minority Shareholders”) for the future purchase of the shares of Razor common stock they own. Oncocyte has also entered into certain other agreements with Razor and Encore, including a Sublicense and Distribution Agreement (the “Sublicense Agreement”), a Development Agreement (the “Development Agreement”), and an amendment to a Laboratory Services Agreement (the “Laboratory Agreement”) pursuant to which Oncocyte became a party to that agreement.

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

Development Agreement

Under the Development Agreement, Razor reserved as a “Clinical Trial Expense Reserve” $4 million of the proceeds it received at the Initial Closing from the sale of the Razor Preferred Stock to Oncocyte, to fund Razor’s share of costs incurred in connection with a clinical trial of DetermaRx™ for purposes of promoting commercialization (“Clinical Trial”).

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

On February 24, 2021, Oncocyte estimated and recorded a net DTL of $7.1 million after offsetting the acquired available NOLs with the intangible asset shown in the table below. See Note 8 for a discussion related to the partial release of Oncocyte’s valuation allowance pertaining to the DTL generated above in accordance with ASC 740.

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

Under ASC 805-50, for asset acquisitions, the remaining Clinical Trial Milestone Payment will be recorded only if the consideration is both probable (milestone has been achieved) and estimable in accordance with ASC 450, Contingencies, and as of March 31, 2022, no contingent consideration payment was recorded as the Clinical Trial Milestone Payment was not deemed probable of achievement as of that date.

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

Liabilities

Pursuant to the Chronix Merger Agreement, to the extent that Oncocyte or any of its subsidiaries, including Chronix, pays, performs or discharges an amount of liabilities of Chronix in excess of $8.25 million (the “Excess Liabilities”), Oncocyte may offset the Excess Liabilities against any Chronix Contingent Consideration payments that subsequently become due and payable pursuant to the Chronix Merger Agreement. Chronix had Excess Liabilities approximating $4.6 million as of the Chronix Merger Date. Prior to Chronix equity holders receiving any Chronix Contingent Consideration payments, all or a partial amount of any funds that would otherwise be payable as Chronix Contingent Consideration payments may be used to pay Excess Liabilities.

Deferred Revenue - In June 2018 and subsequently amended in June 2019, Chronix and a medical diagnostic service company in Germany (“the German customer”) entered into a licensing and testing service agreement (“the German agreement”) for intellectual property related to TheraSure™-CNI Monitor and TheraSure™ Transplant Monitor. Under the terms of the agreement, Chronix received from the German customer an upfront payment of €3.7 million, less applicable VAT obligations, which Chronix recognized ratably over the contract term of 3.5 years. The German agreement contains a stipulation that requires Chronix to refund to the German customer a portion of the upfront fee on a pro rata basis if the German agreement is terminated prior to December 31, 2021. The deferred revenue of $738,000 recorded at the acquisition date represents the refund Oncocyte would pay to the German customer should it terminate the agreement prior to the agreed upon term. Oncocyte will amortize the deferred revenue and record revenue ratably over the remaining period as the German customer’s refund rights expire. As of March 31, 2022, Oncocyte has fully amortized the deferred revenue and recorded revenue ratably over the remaining period as the German customer’s refund rights expire.

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

The fair value of the Milestone Payments was determined using a scenario analysis valuation method which incorporates Oncocyte’s assumptions with respect to the likelihood of achievement of the milestones defined in the Chronix Merger Agreement, credit risk, timing of the Milestone Payments and a risk-adjusted discount rate to estimate the present value of the expected payments. The discount rate was estimated at approximately 9% after adjustment for the probability of achievement of the milestones.

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

The fair value of the Chronix Contingent Consideration after the Chronix Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s condensed consolidated statements of operations. As of March 31, 2022, based on Oncocyte’s reassessment of the significant assumptions noted above, there was a decrease of approximately $5.0 million to the fair value of the Contingent Consideration primarily attributable to revised estimates of the timing of the possible future payouts and, accordingly, this decrease was recorded as an unrealized gain in the condensed consolidated statements of operations as of March 31, 2022.

The following table reflects the activity for Oncocyte’s Contingent Consideration since the Chronix Merger Date, measured at fair value using Level 3 inputs (in thousands):

Fair Value
Balance at April 15, 2021	$42,295
Change in estimated fair value	27,326
Balance at December 31, 2021	$69,621
Change in estimated fair value	(5,016)
Balance at March 31, 2022	$64,605

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

Goodwill and identifiable intangible assets are not amortizable or deductible for tax purposes since these assets are not recognized for tax purposes.

4. Goodwill and Intangible Assets, net

At March 31, 2022 and December 31, 2021, goodwill and intangible assets, net, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Goodwill - Insight Merger(1)	$9,194	$9,194
Goodwill - Chronix Merger(1)	9,490	9,490
Total Goodwill	18,684	18,684

Intangible assets:
Acquired IPR&D - DetermaIOTM (2)	$14,650	$14,650
Acquired IPR&D - TheraSure™ (3)	46,800	46,800

Intangible assets subject to amortization:
Acquired intangible assets - customer relationship	440	440
Acquired intangible assets - Razor (see Note 3)	32,797	32,797
Total intangible assets	94,687	94,687
Accumulated amortization - customer relationship(4)	(191)	(169)
Accumulated amortization - Razor(4)	(4,179)	(3,273)
Intangible assets, net	$90,317	$91,245

(1)	Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the Insight Merger and the Chronix Merger (see Note 3).
(2)	See Note 3 for information on the Insight Merger.
(3)	See Note 3 for information on the Chronix Merger.
(4)	Amortization of intangible assets is included in “Cost of revenues – amortization of acquired intangibles” on the condensed consolidated statements of operations in the current year because the intangible assets pertain directly to the revenues generated from the acquired intangibles.

Future amortization expense is expected to be the following (in thousands):

Amortization
Year ending December 31,
2022	2,928
2023	3,904
2024	3,904
2025	3,823
2026	3,816
Thereafter	10,493
$28,868

5. Shareholders’ Equity

Preferred Stock

Oncocyte is authorized to issue 5,000,000 shares of no-par value preferred stock. As of March 31, 2022, no preferred shares were issued or outstanding.

Common Stock

As of March 31, 2022 and December 31, 2021, Oncocyte has 230,000,000 shares of common stock, no-par value, authorized. As of March 31, 2022 and December 31, 2021, Oncocyte had 92,246,604 and 92,231,917 shares of common stock issued and outstanding, respectively.

Common Stock Purchase Warrants

As of March 31, 2022, Oncocyte had an aggregate of 1,789,076 common stock purchase warrants issued and outstanding with exercise prices ranging from $1.69 to $5.50 per warrant. The warrants will expire on various dates through October 17, 2029. Certain warrants have “cashless exercise” provisions meaning that the value of a portion of warrant shares may be used to pay the exercise price rather than payment in cash, which may be exercised under any circumstances in the case of the 2017 Bank Warrants and 2019 Bank Warrants or, in the case of certain other warrants, only if a registration statement for the warrants and underlying shares of common stock is not effective under the Securities Act or a prospectus in the registration statement is not available for the issuance of shares upon the exercise of the warrants.

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

In 2018, under the 2010 Plan, Oncocyte granted certain stock options with exercise prices ranging from $2.30 per share to $3.15 per share, that will vest in increments upon the attainment of specified performance conditions related to the development of DetermaDx™ and obtaining Medicare reimbursement coverage for that test (“2018 Performance-Based Options”). The Medicare reimbursement conditions will not be met as Oncocyte has determined not to pursue commercialization of DetermaDx™. Approximately 125,000 stock options granted in May 2018 contain a hybrid vesting condition which vest on the earlier to occur of three years of service from the grant date or achieving a defined Performance-Based Option milestone with respect to DetermaDx™ local decision coverage. These stock options are considered to be service-based awards for financial accounting purposes with the fair value of the options being recognized in stock-based compensation expense over an effective three-year service period. During the three months ended March 31, 2022, and 2021, no stock-based compensation expense was recorded with regard to the Performance-Based Options due to the discontinuation of the development of DetermaDx™. As of March 31, 2022, there were no 2018 Performance-Based Options outstanding.

During the three months ended March 31, 2022, the Company awarded executive share-based payment awards under the 2018 Plan to certain executive officers and employees with time-based, market-based and performance-based vesting conditions (“2022 equity awards”).

The fair value of the 2022 equity awards with performance-based vesting condition was estimated using the Black-Scholes option-pricing model assuming that performance goals will be achieved. If such performance conditions are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The grant-date fair value of the stock options with time-based and performance-based vesting condition granted during the three months ended March 31, 2022 was $0.96 per option. The probability of 2022 equity awards performance-based vesting conditions will be evaluated each reporting period and the Company will true-up the amount of cumulative cost recognized for the 2022 performance-based awards at each reporting period based on the most up-to-date probability estimates. The Company will recognize the compensation expense for 2022 performance-based awards expected to vest on a straight-line basis over the respective service period for each separately vesting tranche.

The fair value of the 2022 equity awards with market-based vesting condition was estimated using the Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the performance and market conditions, which are subject to the achievement of the market-based goals established by the Company and the continued employment of the participant. These awards vest only to the extent that the market-based conditions are satisfied as specified in the vesting conditions. Unlike the performance-based awards, the grant date fair value and associated compensation cost of the market-based awards reflect the probability of the market condition being achieved, and the Company will recognize this compensation cost regardless of the actual achievement of the market condition. Assumptions utilized in connection with the Monte Carlo valuation technique included: estimated risk-free interest rate of 2.0 percent; term of 2.8 years; expected volatility of 100 percent; and expected dividend yield of 0 percent. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments. The total grant date fair value of the market-based awards was $117,625.

A summary of Oncocyte’s 2010 Plan activity and related information follows (in thousands except weighted average exercise price):

	Shares	Number	Weighted
	Available	of Options	Average
Options	for Grant	Outstanding	Exercise Price

Balance at December 31, 2021	-	923	$3.65
Options exercised	-	-	$-
Options forfeited, canceled and expired	-	-	$-
Balance at March 31, 2022	-	923	$3.65
Exercisable at March 31, 2022		923	$3.65

As of March 31, 2022, 21,000,000 shares of common stock were reserved under the 2018 Incentive Plan for the grant of stock options or the sale of restricted stock or for the settlement of hypothetical units issued with reference to common stock (“RSUs”). Oncocyte may also grant stock appreciation rights under the 2018 Incentive Plan.

A summary of Oncocyte’s 2018 Incentive Plan activity and related information follows (in thousands except weighted average exercise price):

	Shares	Number	Number	Weighted
	Available	of Options	of RSUs	Average
	for Grant	Outstanding	Outstanding	Exercise Price

Balance at December 31, 2021	9,006	10,679	121	$3.63
RSUs vested	-	-	-	$-
RSUs granted	(35)	-	35	$-
Performance RSUs granted	(500)	-	500	$-
Options granted	(3,160)	3,160	-	$1.20
Options exercised	-	-	-	$-
Options forfeited/cancelled	206	(206)	-	$2.51
Balance at March 31, 2022	5,517	13,633	656	$3.63
Options exercisable at March 31, 2022		4,075		$3.06

Oncocyte recorded stock-based compensation expense in the following categories on the accompanying condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 (unaudited and in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cost of revenues	$69	$22
Research and development	426	257
Sales and marketing	335	233
General and administrative	1,180	778
Total stock-based compensation expense	$2,010	$1,290

The assumptions that were used to calculate the grant date fair value of Oncocyte’s employee and non-employee stock option grants for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
	March 31,
	2022	2021
Expected life (in years)	6.00	6.00
Risk-free interest rates	2.19%	1.02%
Volatility	107.03%	102.62%
Dividend yield	-%	-%

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If Oncocyte had made different assumptions, its stock-based compensation expense and net loss for the three months ended March 31, 2022 and 2021 may have been significantly different.

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

7. Disaggregation of Revenues and Concentration Risk

The following table presents the percentage of consolidated revenues generated by unaffiliated customers that individually represent greater than ten percent of consolidated revenues:

	Three Months Ended
	March 31,
	2022	2021
Medicare for DetermaRx™	30%	27%
Medicare Advantage for DetermaRx™	35%	27%
Pharma services Company A	*	20%
Pharma services Company B	*	15%
Pharma services Company C	14%	*

*	Less than 10%

The following table presents the percentage of consolidated revenues by products or services classes:

	Three Months Ended
	March 31,
	2022	2021
DetermaRx™	70%	54%
Pharma Services	27%	46%
Licensing	3%	-
Total	100%	100%

The following table presents the percentage of consolidated revenues attributable to geographical locations:

	Three Months Ended
	March 31,
	2022	2021
United States	80%	57%
Outside of the United States – Pharma Services	17%	43%
Outside of the United States – Licensing	3%	-
Total	100%	100%

The following table presents accounts receivable, as a percentage of total consolidated accounts receivables, from third-party payers and other customers that provided in excess of 10% of Oncocyte’s total accounts receivable.

	March 31, 2022	December 31, 2021
Medicare for DetermaRx™	8%	9%
Medicare Advantage for DetermaRx™	63%	65%
Pharma Services Company A	*	*
Pharma Services Company C	*	*

*	Less than 10%

As of December 31, 2021, our accounts receivable were $1.4 million. During the three months ending March 31, 2022, our accounts receivable increased by $1.4 million for revenues recognized, offset by cash collected of approximately $0.7 million (see Notes 2 and 3).

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

In connection with the Razor acquisition discussed in Note 3, a change in the acquirer’s valuation allowance that stems from the purchase of assets should be recognized as an element of the acquirer’s income tax benefit in the period of the acquisition. Accordingly, for the three months ended March 31, 2021, Oncocyte recorded a $7.6 million partial release of its valuation allowance and a corresponding income tax benefit stemming from the estimated DTLs generated by the Razor intangible asset we acquired.

Oncocyte did not record any provision or benefit for income taxes for the three months ended March 31, 2022, as Oncocyte had a full valuation allowance for the periods presented.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Other than the partial releases discussed above, Oncocyte established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carry-forwards and other deferred tax assets.

In December 2017, the Tax Cuts and Jobs Act, or Tax Act, was signed into law. The Tax Act, among other things, contains significant changes to corporate taxation, including changes to the expensing of research and development expenses for tax years beginning after December 31, 2021. The changes will not have a material impact to the Company’s provision as the Company still expects to be in a taxable loss position.

9. Right-of-use assets, machinery and equipment, net, and construction in progress

As of March 31, 2022 and December 31, 2021, right-of-use assets, machinery and equipment, net, and construction in progress were as follows (in thousands):

	March 31, 2022 (unaudited)	December 31, 2021

Right-of-use assets	3,499	3,499
Machinery and equipment	7,212	6,501
Accumulated depreciation and amortization	(3,117)	(2,715)
Right-of-use assets, machinery and equipment, net	7,593	7,285
Construction in progress	3,058	1,242
Right-of-use assets, machinery and equipment, net, and construction in progress	10,651	8,527

Depreciation expense amounted to $287,000 and $121,000 for the three months ended March 31, 2022 and 2021, respectively.

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

The lessor provided Oncocyte with a “Tenant Improvement Allowance” in the amount of $1.3 million to pay for the plan, design, permitting, and construction of the improvements constituting Tenant’s Work. The lessor retained 1.5% of the Tenant Improvement Allowance as an administrative fee as provided in the Irvine Lease. As of March 31, 2022, the lessor had provided $1.3 million of the total Tenant Improvement Allowance.

Oncocyte has provided the lessor with a security deposit in the amount of $150,000 and a letter of credit in the amount of $1.7 million. The lessor may apply the security deposit, in whole or in part, for the payment of rent and any other amount that Oncocyte is or becomes obligated to pay under the Irvine Lease but fails to pay when due and beyond any cure period. The lessor may draw on the letter of credit from time to time to pay any amount that is unpaid and due, or if the original issuing bank notifies the lessor that the letter of credit will not be renewed or extended for the period required under the Irvine Lease and Oncocyte fails to timely provide a replacement letter of credit, or an event of default under the Irvine Lease occurs and continues beyond the applicable cure period, or if certain insolvency or bankruptcy or insolvency with respect to Oncocyte occur. Oncocyte is required to restore any portion of the security deposit that is applied by the lessor to payments due under the Irvine Lease, and Oncocyte is required to restore the amount available under the letter of credit to the required amount if any portion of the letter of credit is drawn by the lessor. Commencing on the 34th month of the Term, (a) the amount of the letter of credit that Oncocyte is required to maintain shall be reduced on a monthly basis, in equal installments, to amortize the required amount to zero at the end of the Term, and (b) Oncocyte will have the right to cancel the letter of credit at any time if it meets certain market capitalization and balance sheets thresholds; provided, in each case, that Oncocyte is not in then default under the Irvine Lease beyond any applicable notice and cure period and the lessor has not determined that an event exists that would lead to an event of default.

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

Application of leasing standard, ASC 842

The Irvine Lease is an operating lease under ASC 842 included in the tables below. The tables below provide the amounts recorded in connection with the application of ASC 842 as of, and during, the three months ended March 31, 2022, for Oncocyte’s operating and financing leases (see Note 2).

Under the Laboratory Agreement discussed in Note 3, Oncocyte assumed all of Razor’s Laboratory Agreement payment obligations. Although Oncocyte is not a party to any lease agreement with Razor or Encore, under the terms of the Laboratory Agreement, Oncocyte received the landlord’s consent for the use of the laboratory at Razor’s Brisbane, California location (the “Brisbane Facility”) under the terms of a sublease to which Encore is the sublessee. The sublease expires on March 31, 2023 (the “Brisbane Lease”). The laboratory fee payments to Encore include both laboratory services and the use of the Brisbane Facility. Under the provisions of the Laboratory Agreement, if Oncocyte terminates the Laboratory Agreement prior to the expiration of the Brisbane Lease, Oncocyte shall assume the costs related to the subletting or early termination of the Brisbane Lease. If the Laboratory Agreement were to be terminated on March 31, 2022, the aggregate payments due to the landlord for early cancellation of the Brisbane Lease would be approximately $156,000 (aggregate payments from April 1, 2022 through March 31, 2023). Oncocyte determined that the Laboratory Agreement contains an embedded operating lease for the Brisbane Facility, and Oncocyte allocated the aggregate payments to this lease component for purposes of calculating the net present value of the right-of-use asset and liability as of the inception of the Laboratory Agreement in accordance with ASC 842, as shown in the table below.

Financing lease

As of March 31, 2022, Oncocyte has one financing lease remaining through December 2023 for certain laboratory equipment with aggregate remaining payments of $217,000 shown in the table below. Oncocyte’s lease obligations are collateralized by the equipment financed under the lease schedule.

Operating and Financing leases

The following table presents supplemental cash flow information related to operating and financing leases for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months Ended
	March 31,
	2022	2021
Cash paid for amounts included in the measurement of financing lease liabilities:
Operating cash flows from operating leases	277	220
Operating cash flows from financing leases	25	10
Financing cash flows from financing leases	10	41
Right-of-use assets obtained in exchange for lease obligations
Operating lease, including lease acquired in Insight Genetics business combination	-	-

The following table presents supplemental balance sheets information related to operating and financing leases as of March 31, 2022 (in thousands, except lease term and discount rate):

March 31, 2021
Operating lease
Right-of-use assets, net	$2,463

Right-of-use lease liabilities, current	$743
Right-of-use lease liabilities, noncurrent	3,237
Total operating lease liabilities	$3,980

Financing lease
Machinery and equipment	$537
Accumulated depreciation	(364)
Machinery and equipment, net	$173
Current liabilities	$107
Noncurrent liabilities	89
Total financing lease liabilities	$196

Weighted average remaining lease term
Operating lease	5.1 years
Financing lease	1.8 years

Weighted average discount rate
Operating lease	11.19%
Financing lease	11.55%

Future minimum lease commitments are as follows (in thousands):

	Operating	Financing
	Leases	Leases

2022	866	93
2023	1,048	124
2024	903	-
2025	869	-
2026	899	-
Thereafter	695	-
Total minimum lease payments	5,280	217
Less amounts representing interest	(1,299)	(21)
Present value of net minimum lease payments	$3,981	$196

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

Employment Contracts

Oncocyte has entered into employment and severance benefit contracts with certain executive officers. Under the provisions of the contracts, Oncocyte may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives. As of March 31, 2022, Oncocyte accrued approximately $2.3 million in severance obligations for certain executive officers, in accordance with the severance benefit provisions of their respective employment and severance benefit agreements, related to Oncocyte’s acquisition of Chronix Biomedical Inc. in 2021.

Indemnification

In the normal course of business, Oncocyte may provide indemnification of varying scope under Oncocyte’s agreements with other companies or consultants, typically Oncocyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Oncocyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Oncocyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Oncocyte’s diagnostic tests. Oncocyte’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from Oncocyte’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or license agreement to which they relate. The Purchase Agreement also contains provisions under which Oncocyte has agreed to indemnify Razor and Encore from losses and expenses resulting from breaches or inaccuracy of Oncocyte’s representations and warranties and breaches or nonfulfillment of Oncocyte’s covenants, agreements, and obligations under the Purchase Agreement. Oncocyte periodically enters into underwriting and securities sales agreements with broker-dealers in connection with the offer and sale of Oncocyte securities. The terms of those underwriting and securities sales agreements include indemnification provisions pursuant to which Oncocyte agrees to indemnify the broker-dealers from certain liabilities, including liabilities arising under the Securities Act, in connection with the offer and sale of Oncocyte securities. The potential future payments Oncocyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, Oncocyte has not been subject to any claims or demands for indemnification. Oncocyte also maintains various liability insurance policies that limit Oncocyte’s financial exposure. As a result, Oncocyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, Oncocyte has not recorded any liabilities for these agreements as of March 31, 2022 and December 31, 2021.

11. Related Party Transactions

Financing Transactions

On January 20, 2021, Oncocyte entered into Subscription Agreements with certain institutional investors for a registered direct offering of 7,301,410 shares of common stock, no par value, at an offering price of $3.424 per share, for an aggregate purchase price of $25.0 million. The price per share was the average of the closing price of our common stock on the NYSE American for the five trading days prior to the date on which we and the investors executed the Subscription Agreements. Oncocyte did not pay any fees or commissions to broker-dealers or any finder’s fees, nor did it issue any stock purchase warrants, in connection with the offer and sale of the shares. The investors included Broadwood Capital, L.P., the Company’s largest shareholder, and certain investment funds and accounts managed by Pura Vida Investments, LLC (“Pura Vida”).

On February 9, 2021, Oncocyte completed an underwritten public offering of 8,947,000 shares of common stock at a public offering price of $4.50 per share, before underwriting discounts and commissions (the “2021 Offering”). Oncocyte received aggregate net proceeds of approximately $37.5 million, after deducting commissions, discounts and estimated expenses related to the 2021 Offering. Broadwood purchased 600,000 shares in the 2021 Offering.

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

On April 13, 2022, Oncocyte entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors, including Broadwood, in a registered direct offering of 11,765 total shares of Oncocyte’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”), which shares of Series A Preferred Stock are convertible into a total of 7,689,542 shares of Oncocyte’s common stock, at a conversion price of $1.53 (the “Series A Preferred Stock Offering”). Broadwood has a direct material interest in this transaction and agreed to purchase 5,882.35 shares in this transaction and on the same terms as other investors.  See Note 14 for additional information about the Series A Preferred Stock Offering.

Further, on April 13, 2022, Oncocyte entered into an Underwriting Agreement (the “Underwriting Agreement”) with BTIG, LLC as representative of the underwriters named therein (the “Underwriters”), pursuant to which Oncocyte agreed to issue and sell to the Underwriters in the April 2022 Offering shares of common Stock and April 2022 Warrants.  Pursuant to the April 2022 Offering, Broadwood acquired from us (i) 5,220,654 shares of common stock, and (ii) 6,003,752 April 2022 Warrants to purchase up to 3,001,876 shares of common stock at an exercise price of $1.53 per share. Pura Vida acquired from us (i) 4,984,093 shares of common stock, and (ii) 5,731,707 April 2022 Warrants to purchase up to 2,865,853 shares of common stock.  See Note 14 for additional information about the April 2022 Offering.

12. Loan Payable to Silicon Valley Bank

Amended Loan Agreement

On October 17, 2019, Oncocyte entered into a First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”) with the Bank pursuant to which Oncocyte obtained a new $3 million secured credit facility (“Tranche 1”), a portion of which was used to repay the remaining balance of approximately $400,000 on outstanding loans from the Bank, plus a final payment of $116,000, under the February 21, 2017 Loan Agreement. The credit line under the Amended Loan Agreement may be increased by an additional $2 million (“Tranche 2”) if Oncocyte obtains at least $20 million of additional equity capital, as was the case with the original Loan Agreement, and a positive final coverage determination is received from CMS for DetermaRxTM at a specified minimum price point per test (the “Tranche 2 Milestone”), and Oncocyte is not in default under the Amended Loan Agreement. As of March 31, 2022, Oncocyte had satisfied the Tranche 2 Milestone and was eligible to borrow the $2 million Tranche 2 funds. However, Oncocyte has not yet borrowed any funds under Tranche 2.

Payments of interest only on the principal balance were due monthly from the draw date through March 31, 2020, followed by 24 monthly payments of principal and interest, but the Bank has agreed to a deferral of principal payments, as discussed below. The outstanding principal balance of the loan will bear interest at a stated floating annual interest equal to the greater of (a) the prime rate or (b) 5% per annum. As of March 31, 2022, the latest published prime rate was 3.25% per annum.

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

At maturity of the loan, Oncocyte will also pay the Bank an additional final payment fee of $200,000, which was recorded as a deferred financing charge in October 2019 and is being amortized to interest expense over the term of the loan using the effective interest method. As of March 31, 2022, the unamortized deferred financing cost was $5,000.

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

On October 17, 2019, in conjunction with Tranche 1 becoming available under the Amended Loan Agreement, Oncocyte issued a common stock purchase warrant to the Bank (the “2019 Bank Warrant”) entitling the Bank to purchase 98,574 shares of Oncocyte common stock at the initial “Warrant Price” of $1.69 per share through October 17, 2029. The number of shares of common stock issuable upon the exercise of the 2019 Bank Warrant will increase on the date of each draw, if any, on Tranche 2. The number of additional shares of common stock issuable upon the exercise of the 2019 Bank Warrant will be equal to 0.02% of Oncocyte’s fully diluted equity outstanding for each $1 million draw under Tranche 2. The Warrant Price for Tranche 2 warrant shares will be determined upon each draw of Tranche 2 funds and will be closing price of Oncocyte common stock on the NYSE American or other applicable market on the date immediately before the applicable date on which Oncocyte borrows funds under Tranche 2. The Bank may elect to exercise the 2019 Bank Warrant on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the 2019 Bank Warrant is being exercised by (A) the excess of the fair market value of the common stock over the applicable Warrant Price, divided by (B) the fair market value of the common stock. The fair market value of the common stock will be last closing or sale price on a national securities exchange, interdealer quotation system, or over-the-counter market. As of March 31, 2022, Oncocyte has not yet borrowed any funds under Tranche 2.

13. Co-Development Agreement with Life Technologies Corporation

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

The Company will purchase 10 Genexus Integrated Sequencers and 10 Genexus Purification Instruments by submission of an initial PO of $3.1 million by February 11, 2022. The Company will submit a second PO of $4.6 million for 15 Genexus Integrated Sequencers and 15 Genexus Purification Instruments by March 1, 2023. As of March 31, 2022, the Company has received 16 Genexus systems valued at $1.3 million of the total initial PO.

As of March 31, 2022, LTC has incurred $163,400 in development costs associated with LTC activities under the total LTC $5 million product development budget that the Company is responsible for reimbursement.

14. Subsequent Events

Underwritten Offering

On April 13, 2022, Oncocyte entered into the Underwriting Agreement with BTIG as representative of the Underwriters, pursuant to which the Company agreed to issue and sell to the Underwriters in the April 2022 Offering an aggregate of 26,266,417 shares of common stock, no par value per share of the Company, and 26,266,417 April 2022 Warrants to purchase up to 13,133,208.5 shares of common stock. Each share of common stock and the accompanying April 2022 Warrant was sold at a combined offering price of $1.3325, representing an offering price of $1.3225 per share of common stock and $0.01 per accompanying April 2022 Warrant, before underwriting discounts and commissions.

Under the terms of the Underwriting Agreement, the Company also granted to the Underwriters an over-allotment option, exercisable in whole or in part at any time for a period of 30 days from the date of the Underwriting Agreement, to purchase up to an additional 3,939,962 shares of common stock and 3,939,962 April 2022 Warrants to purchase 1,969,981 shares of common stock to cover over-allotments, if any. The over-allotment option may be exercised separately for shares of common stock at a price to the underwriters of $1.24255 per share, and April 2022 Warrants at a price of $0.01 per April 2022 Warrant. On April 14, 2022, the Underwriters exercised their option to purchase the 3,939,962 April 2022 Warrants pursuant to the over-allotment option. The Underwriters retain their option to purchase up to an additional 3,939,962 shares of common stock during the 30-day over-allotment option period.

The Company received net proceeds of approximately $32.8 million from the April 2022 Offering, which includes the April 2022 Warrants sold upon the exercise of the Underwriters’ overallotment option. The April 2022 Offering closed on April 19, 2022.

The April 2022 Offering was made pursuant to the Company’s effective “shelf” registration statement on Form S-3 (Registration No. 333-256650) filed with the Securities and Exchange Commission on May 28, 2021 and declared effective by the SEC on June 8, 2021, and an accompanying prospectus dated June 8, 2021 as supplemented by a prospectus supplement dated April 13, 2022.

Series A Preferred Stock Offering

On April 13, 2022, Oncocyte entered into the Securities Purchase Agreement with institutional accredited investors, including Broadwood (the “Investors”) in a registered direct offering of 11,765 shares of our Series A Preferred Stock, which shares of Series A Preferred Stock are convertible into a total of 7,689,542 shares of our common stock, at a conversion price of $1.53. The purchase price of each share of Series A Preferred Stock was $850, which included an original issue discount to the stated value of $1,000 per share. The rights, preferences and privileges of the Series A Preferred Stock are set forth in our Certificate of Determination of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Certificate of Determination”), which we will file with the Secretary of State of the State of California. The closing of the offering of Series A Preferred Stock will occur in two equal tranches of $5,000,000 each for aggregate gross proceeds from both closings of $10,000,000. The first closing will occur on the later of (i) the second (2nd) trading day following the execution of the Securities Purchase Agreement and (ii) the second (2nd) trading day following the date that the Secretary of State accepts the Certificate of Determination. The second closing will occur on the earlier of (a) the second (2nd) trading day following the date that Oncocyte receives notice from an Investor to accelerate the second closing and (b) a date selected by us on or after October 8, 2022 and on or prior to March 8, 2023.

The Series A Preferred Stock is convertible into shares of common stock at any time at the holder’s option. The conversion price will be subject to customary anti-dilution adjustments for matters such as stock splits, stock dividends and other distributions on common stock, and recapitalizations. The holder will be prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the shares of common stock then issued and outstanding (provided a holder may elect, at the first closing, to increase such beneficial ownership limitation solely as to itself up to 19.99% of the number of shares of common stock outstanding immediately after giving effect to the conversion). Oncocyte may force the conversion of up to one-third of the shares of Series A Preferred Stock originally issued, subject to customary equity conditions, if the daily volume weighted average price of our common stock for 20 out of 30 trading days exceeds 140% of the conversion price and on 20 out of the same 30 trading days the daily trading volume equals or exceeds 400,000 shares of our common stock. Oncocyte may only effect one forced conversion during any 30-trading day period.

In the event of the Company’s liquidation, dissolution, or winding up, holders of Series A Preferred Stock will receive a payment equal to the stated value of the Series A Preferred Stock plus accrued but unpaid dividends and any other amounts that may have become payable on the Series A Preferred Stock due to any failure or delay that may have occurred in issuing shares of common stock upon conversion of a portion of the Series A Preferred Stock, before any distribution or payment to the holders of common stock or any of Oncocyte’s other junior equity.

Shares of Series A Preferred Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series A Preferred Stock will be required to amend any provision of our certificate of incorporation that would have a materially adverse effect on the rights of the holders of the Series A Preferred Stock. Additionally, as long as any shares of Series A Preferred Stock remain outstanding, unless the holders of at least 51% of the then outstanding shares of Series A Preferred Stock shall have otherwise given prior written consent, we, on a consolidated basis with our subsidiaries, are not permitted to (1) have less than $8 million of unrestricted, unencumbered cash on hand (“Cash Minimum Requirement”); (2) other than certain permitted indebtedness, incur indebtedness to the extent that our aggregate indebtedness exceeds $15 million; (3) enter into any agreement (including any indenture, credit agreement or other debt instrument) that by its terms prohibits, prevents, or otherwise limits our ability to pay dividends on, or redeem, the Series A Preferred Stock in accordance with the terms of the Certificate of Determination; or (4) authorize or issue any class or series of preferred stock or other capital stock of the Company that ranks senior or pari passu with the Series A Preferred Stock.

Shares of Series A Preferred Stock will be entitled to receive cumulative dividends at a rate per share (as a percentage of stated value) of 6% per annum, payable quarterly in cash or, at our option, by accreting such dividends to the stated value.

We are required to redeem, for cash, the shares of Series A Preferred Stock on the earlier to occur of (1) April 8, 2024, (2) the commencement of certain a voluntary or involuntary bankruptcy, receivership, or similar proceedings against us or our assets, (3) a Change of Control Transaction (as defined herein) and (4) at the election and upon notice of 51% in interest of the holders, if we fail to meet the Cash Minimum Requirement. A “Change of Control Transaction” means the occurrence of any of (a) an acquisition by an individual or legal entity or “group” (as described in Rule 13d-5(b)(1) promulgated under the Exchange Act) of effective control (whether through legal or beneficial ownership of capital stock of the Company, by contract or otherwise) of in excess of 50% of the voting securities of the Company (other than by means of conversion of Series A Preferred Stock), (b) the Company merges into or consolidates with any other person, or any person merges into or consolidates with the Company and, after giving effect to such transaction, the stockholders of the Company immediately prior to such transaction own less than 50% of the aggregate voting power of the Company or the successor entity of such transaction, or (c) the Company sells or transfers all or substantially all of its assets to another person. Additionally, we have the right to redeem the Series A Preferred Stock for cash upon 30 days prior notice to the holders; provided if we undertake a capital raise in connection with such redemption, the Investors will have the right to participate in such financing.

The issuance and sale of the Series A Preferred Stock was completed pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-256650), filed with the Securities and Exchange Commission on May 28, 2021 and declared effective by the SEC on June 8, 2021, and an accompanying prospectus dated June 8, 2021 as supplemented by a prospectus supplement dated April 13, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements about any of the following: uncertainties associated with the ongoing coronavirus (COVID-19) pandemic, including its possible effects on our operations, the demand for our diagnostic tests and other LDTs and Pharma Services, and our ability to raise capital to finance our operations; our ability to efficiently and flexibly manage our business amid uncertainties related to COVID-19; any projections of earnings, revenue, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans, and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While Oncocyte may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Oncocyte estimates change and readers should not rely on those forward-looking statements as representing Oncocyte views as of any date subsequent to the date of the filing of this Quarterly Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and Oncocyte can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of Oncocyte. A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2021, and our other reports filed with the SEC from time to time.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2022 to the matters that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, except as disclosed in Note 2 to our condensed consolidated interim financial statements included elsewhere in this Report.

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

Operating Summary for the Three Months ended March 31, 2022 and 2021 (amounts in thousands, except percentage changes)

	Three Months Ended
	March 31,
	2022	2021	$ Change	% Change

Revenues	1,424	1,124	300	27%
Cost of revenues	1,957	1,045	912	87%
Research and development expenses	5,128	3,361	1,767	53%
Sales and marketing expenses	3,237	2,254	983	44%
General and administrative expenses	5,653	4,764	889	19%
Change in fair value of contingent consideration	(4,656)	1,060	(5,716)	-539%
Loss from operations	(9,895)	(11,360)	1,465	-13%
Other expense	(396)	(123)	(273)	222%
Loss before income taxes	(10,291)	(11,483)	1,192	-10%
Income tax benefit	-	7,564	(7,564)	-100%
Net Loss	(10,291)	(3,919)	(6,372)	163%

Results of Operations – Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

Revenues increased by $0.3 million to $1.4 million for the three months ended March 31, 2022, as compared to $1.1 million in the comparable prior year quarter, primarily due to increased revenues in DetermaRx™ tests, and new licensing revenue recognized.

Loss before income taxes was $10.3 million for the three months ended March 31, 2022, and $11.5 million for the three months ended March 31, 2021. Net change in loss before income taxes was comprised of the change in revenues described above and other changes in operating expenses and other income and expenses as follows:

● DetermaRx™ testing revenue increased by $0.4 million due to an increase in revenue from increased tests during the quarter, supplemented by an increase of $40,000 in new licensing related revenues. Pharma Services revenue decreased by $0.1 million due to a decreased number of contracts performed during the period.

● Cost of revenue and amortization of acquired intangibles increased by $0.9 million, from $1.0 million to $1.9 million, primarily due to increased labor and allocated overhead associated with performing our DetermaRx™ tests and Pharma Services, and with providing revenue deliverables under our license agreements, as well as increased noncash amortization of acquired intangible assets such as our Razor asset and customer relationship intangible assets acquired as part of the Insight merger.

● Research and development expenses increased $1.8 million to $5.1 million, primarily due to increased headcount and continued development of DetermaIO™, DetermaTx™, DetermaMx™ and TheraSureTM Transplant Monitor, increased expense in clinical trials to promote the commercialization of DetermaRx™, and the development of our planned DetermaCNI™.

● Sales and marketing expenses increased $1.0 million to $3.2 million primarily attributable to increase in headcount and continued ramp in sales and marketing activities related to the transplant business, as well as support the commercialization efforts within oncology.

● General and administrative expenses increased $0.9 million to $5.7 million, primarily due to increased headcount, consulting, and insurance expenses.

● Change in fair value of contingent considerations decreased by $5.7 million, from a loss of $1.1 million to a gain of $4.7 million, due to changes in discount rates and revised estimates on the timing of possible future payouts.

● Other expenses increased by $0.3 million, from $0.1 million to $0.4 million, primarily due to unrealized loss on marketable equity securities.

Revenues (amounts in thousands, except percentage changes)

	Three Months Ended
	March 31,
	2022	2021	$ Change	% Change
DetermaRx™	$1,004	$607	$397	66%
Pharma Services	380	517	(137)	-26%
Licensing	40	-	40	n/a
Total	$1,424	$1,124	$300	27%

We recognize testing revenues for our services in accordance with the provisions of ASC 606, Revenue from Contracts with Customers as further discussed in Note 2 of this Report. During the first quarter of 2020, we generated revenues for the first time since our company’s inception in 2009. We currently derive our revenues from the sale of our novel lung cancer stratification test, DetermaRx™, which we commercially launched in early 2020, and from Pharma Services generated by our wholly owned subsidiaries, Insight and Chronix, which we acquired on January 31, 2020 and April 15, 2021, respectively. From 2021, we also recognized revenue from our DetermaRx™ and TheraSure™ technology licensing. See Notes 2 and 3.

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

Pharma Services revenues are generated under discrete agreements for particular customer projects that generally expire with the completion or termination of the customer’s project. Accordingly, different customers may account for greater or lesser portions of Pharma Services during different accounting periods, and Pharma Services revenues may exhibit a larger variance from accounting period to accounting period than other revenues such as DetermaRx™ testing revenues.

Licensing revenues for the three months ended March 31, 2022 primarily reflect the revenue recognition of $40,000 in relation to the Exclusive Sublicense Agreement in the PRC Territory (the “Sublicense Agreement”) with Burning Rock Biotech Limited (“Burning Rock”). Like Pharma Services revenues, licensing revenues may vary significantly between accounting periods reflecting the attainment of additional licensing agreement milestones that trigger license fees payable to Oncocyte, or reflecting the beginning or end of a revenue stream upon the commencement or termination of a license agreement related to a particular customer project.

The following table presents the percentage of consolidated revenues by products or services classes:

	Three Months Ended
	March 31,
	2022	2021
DetermaRx™	70%	54%
Pharma Services	27%	46%
Licensing	3%	0%
Total	100%	100%

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

Research and development expenses

A summary of the main drivers of the change in research and development expenses for the periods presented, is as follows(amounts in thousands, except percentage changes):

	Three Months Ended
	March 31,
	2022	2021	$ Change	% Change

Personnel-related expenses	$2,115	$1,065	$1,050	99%
Laboratory supplies and expenses	858	528	330	63%
Clinical trials	770	101	669	662%
Share-based compensation	426	257	169	66%
Professional fees and outside services	410	1,241	(831)	-67%
Facilities and insurance	277	76	201	264%
Depreciation	210	78	132	169%
Other	62	15	47	313%
Total	$5,128	$3,361	$1,767	53%
% of Net Revenue	360%	299%		61%

We expect to continue to incur a significant amount of research and development expenses during the foreseeable future. Although we have terminated development work for our DetermaDx™ product line, we will continue development of DetermaIO™, DetermaTx™, DetermaMx™ and TheraSureTM Transplant Monitor; clinical trials to promote commercialization of DetermaRx™; and, with the recent completion of the Chronix merger, the development of our planned DetermaCNI™ test. Our future research and development efforts and expenses will also depend on the amount of capital that we are able to raise to finance those activities and whether we acquire rights to any new diagnostic tests. A portion of our costs for leasing and operating our CLIA laboratories in California and Tennessee, and in Germany with the recent completion of the Chronix Merger, will also be included in research and development expenses to the extent allocated to the development of our diagnostic tests.

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

Sales and marketing expenses

A summary of the main drivers of the change in sales and marketing expenses for the periods presented, is as follows (amounts in thousands, except percentage changes):

	Three Months Ended
	March 31,
	2022	2021	$ Change	% Change

Personnel-related expenses	$1,859	$1,412	$447	32%
Professional fees and outside services	419	342	77	23%
Marketing & Advertising	353	74	279	377%
Share-based compensation	335	233	102	44%
Facilities and insurance	77	30	47	157%
Other	194	163	31	19%
Total	$3,237	$2,254	$983	44%
% of Net Revenue	227%	201%		27%

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

General and administrative expenses

A summary of the main drivers of the change in general and administrative expenses for the periods presented, is as follows (amounts in thousands, except percentage changes):

	Three Months Ended
	March 31,
	2022	2021	$ Change	% Change

Personnel-related expenses and board fees	$2,337	$1,223	$1,114	91%
Professional fees, legal, and outside services	1,275	2,008	(733)	-37%
Share-based compensation	1,180	778	402	52%
Facilities and insurance	698	722	(24)	-3%
Other	163	33	130	394%
Total	$5,653	$4,764	$889	19%
% of Net Revenue	397%	424%		-27%

Change in fair value of contingent consideration

We will pay contingent consideration if various payment milestones are triggered under the merger agreements through which we acquired Insight and Chronix. See Note 3 to our condensed consolidated interim financial statements included in this Report. Changes in the fair value of the contingent consideration will be based on our reassessment of the key assumptions underlying the determination of this liability as changes in circumstances and conditions occur from the Insight and Chronix acquisition dates to the reporting period being presented, with the subsequent change in fair value recorded as part of our consolidated loss from operations for that period. For the three months ended March 31, 2022, we recorded an unrealized gain of approximately $4.7 million related to the decrease in the fair value of contingent consideration primarily attributable to change in discount rates and a revised estimate of the timing of the possible future payouts.

Other income and expenses, net

Other income and expenses, net, is primarily comprised of interest income and interest expenses, net, and unrealized gains and losses on Lineage and AgeX marketable equity securities we hold. Interest income is earned from money market funds we hold for capital preservation. Interest expense was incurred under our loan payable to the Silicon Valley Bank, and under financing lease obligations. Interest expense, net, reflects the interest expense incurred on our loans and financing obligations in excess of interest income earned from money market accounts.

Income taxes

In connection with the Razor acquisition discussed in Note 3 to our condensed consolidated interim financial statements included elsewhere in this Report, a change in the acquirer’s valuation allowance that stems from the purchase of assets should be recognized as an element of the acquirer’s income tax benefit in the period of the acquisition. Accordingly, for the three months ended March 31, 2021, we recorded a $7.6 million partial release of our valuation allowance and a corresponding income tax benefit stemming from the deferred tax liability generated by the Razor intangible assets we acquired.

Oncocyte did not record any provision or benefit for income taxes for the three months ended March 31, 2022, as Oncocyte had a full valuation allowance for the periods presented.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Other than the partial releases discussed above, we established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from our net operating loss carry-forwards and other deferred tax assets.

Liquidity and Capital Resources

We finance our operations primarily through the sale of our common stock. We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $198.1 million at March 31, 2022. We expect to continue to incur operating losses and negative cash flows for the near future.

At March 31, 2022, we had $20.4 million of cash and cash equivalents, and held shares of Lineage and AgeX common stock as marketable equity securities valued at $0.6 million. During the three months ended March 31, 2022 we raised approximately $30,000 in net cash proceeds through sales of shares of our common stock through the ATM Offering. On April 19, 2022, Oncocyte received net proceeds of approximately $32.8 million from an underwritten offering of 26,266,417 shares of common stock, no par value per share of the Company, and 26,266,417 warrants to purchase up to 13,133,208.5 shares of Common Stock. See Notes 1 and 14 for additional information about the April 2022 Offering. We believe that our current cash, cash equivalents, and marketable equity securities are sufficient to finance our current operations through at least twelve months from the issuance date of the condensed consolidated interim financial statements included in this Report.

We expect that our operating expenses will increase as we build our marketing and sales force and add new equipment and personnel to our CLIA laboratories to commercialize DetermaRx™, followed by DetermaIO™ for clinical use and other diagnostic tests in our pipeline after development is completed, including TheraSureTM Transplant Monitor and DetermaCNI™ acquired through the Chronix Merger. Although we intend to market our diagnostic tests in the United States through our own sales force, we are also beginning to make marketing arrangements with distributors in other countries. We may also explore a range of other commercialization options in order to enter overseas markets and to reduce our capital needs and expenditures, and the risks associated the timelines and uncertainty for attaining the Medicare reimbursement approvals that will be essential for the successful commercialization of additional cancer diagnostic tests. Those alternative arrangements could include marketing arrangements with other diagnostic companies through which we might receive a licensing fee and royalty on sales, or through which we might form a joint venture to market one or more tests and share in net revenues, in the United States or abroad.

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

Cash used in operations

During the three months ended March 31, 2022, our total research and development expenses were $5.1 million, our sales and marketing expenses were $3.2 million, and our general and administrative expenses were $5.7 million. We also incurred $2.0 million in cost of revenues, including $0.9 million amortization of intangible expenses, in the first three months of 2022. Net loss for the three months ended March 31, 2022 amounted to $10.3 million and net cash used in operating activities amounted to $13.3 million. Our cash used in operating activities during the three months ended March 31, 2022 does not include the following noncash items: $2.0 million in stock-based compensation; $4.7 million in gain from change in fair value of contingent consideration; $1.2 million in depreciation and amortization expenses; and $0.3 million in unrealized gain on marketable equity securities. Changes in operating assets and liabilities were approximately $1.9 million as an additional use of cash.

Cash used in investing activities

During the three months ended March 31, 2022, net cash used in investing activities was $1.6 million, primarily attributable to $1.6 million paid for construction in progress and purchase of furniture and equipment.

Cash provided by financing activities

During the three months ended March 31, 2022, net cash used in financing activities was $0.4 million, primarily attributable to repayments of principal on loans payable and financing lease obligations.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Item 1A. Risk Factors

Our business, financial condition, results of operations and future growth prospects are subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2022 (the “2021 Form 10-K”), which we encourage you to review. There have been no material changes from the risk factors disclosed in the 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Numbers	Exhibit Description

3.1	Articles of Incorporation with all amendments (Incorporated by reference to Oncocyte Corporation’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 14, 2021)

3.2	Form of Certificate of Determination of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2022)

3.3	Amended and Restated By-Laws (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2020)

4.1	Form of Warrant (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2022)

10.1	Collaboration Agreement, dated January 13, 2022, by and between Oncocyte Corporation and Life Technologies Corporation (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 11, 2022)

10.2	Form of Securities Purchase Agreement, among us and certain investors, dated April 13, 2022 (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2022)

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101	Interactive Data Files*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOCYTE CORPORATION

Date: May 12, 2022	/s/ Ronald Andrews
Ronald Andrews
President and Chief Executive Officer

Date: May 12, 2022	/s/ Mitchell Levine
Mitchell Levine
Chief Financial Officer

