Form 10-Q
period 2022-06-30
Oncocyte Corp
filed 2022-08-12
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of common stock outstanding as of August 3, 2022 was 118,608,821.

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

DetermaRx™, DetermaIO™, DetermaTx™, DetermaMx™, DetermaCNI™, DetermaDx™ and VitaGraftTM are trademarks of Oncocyte Corporation, and TheraSure™ is a trademark of Chronix Biomedical, Inc., regardless of whether the “TM” symbol accompanies the use of or reference to the applicable trademark in this Report.

Item 1. Financial Statements

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$44,836	$35,605
Accounts receivable	1,802	1,437
Marketable equity securities	579	904
Prepaid expenses and other current assets	2,151	1,197
Total current assets	49,368	39,143

NONCURRENT ASSETS
Right-of-use and financing lease assets, net	2,489	2,779
Machinery and equipment, net, and construction in progress	9,087	5,748
Goodwill	18,684	18,684
Intangible assets, net	89,341	91,245
Restricted cash	1,700	1,700
Other noncurrent assets	382	264
TOTAL ASSETS	$171,051	$159,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,465	$2,447
Accrued compensation	2,789	3,376
Accrued expenses and other current liabilities	4,564	2,425
Accrued severance from acquisition	2,314	2,352
Accrued liabilities from acquisition	609	1,388
Loans payable, net of deferred financing costs	574	1,313
Right-of-use and financing lease liabilities, current	839	819
Total current liabilities	14,154	14,120

NONCURRENT LIABILITIES
Right-of-use and financing lease liabilities, noncurrent	3,134	3,545
Contingent consideration liabilities	65,666	76,681

TOTAL LIABILITIES	82,954	94,346

Commitments and contingencies

Series A Redeemable Convertible Preferred Stock, no par value; stated value $1,000 per share; 12 shares authorized, 6 shares issued and outstanding at June 30, 2022; aggregate liquidation preference of $5,911 as of June 30, 2022	4,854	-

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 230,000 shares authorized; 118,609 and 92,232 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	289,649	252,954
Accumulated other comprehensive loss	31	37
Accumulated deficit	(206,437)	(187,774)
Total shareholders’ equity	83,243	65,217
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$171,051	$159,563

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net revenue	$2,067	$2,030	$3,491	$3,154

Cost of revenues	1,405	1,350	2,426	2,088
Cost of revenues – amortization of acquired intangibles	976	1,074	1,912	1,381
Gross profit	(314)	(394)	(847)	(315)

Operating expenses:
Research and development	5,574	2,537	10,702	5,898
Sales and marketing	3,522	2,673	6,759	4,927
General and administrative	5,511	7,934	11,164	12,698
Change in fair value of contingent consideration	(6,359)	30	(11,015)	1,090
Total operating expenses	8,248	13,174	17,610	24,613

Loss from operations	(8,562)	(13,568)	(18,457)	(24,928)

OTHER INCOME (EXPENSES), NET
Interest expense, net	(21)	(49)	(51)	(117)
Unrealized gain (loss) on marketable equity securities	5	173	(325)	386
Pro rata loss from equity method investment in Razor	-	-	-	(270)
Gain on extinguishment of debt (PPP loan)	-	1,141	-	1,141
Other income, net	278	16	242	18
Total other expenses, net	262	1,281	(134)	1,158

LOSS BEFORE INCOME TAXES	(8,300)	(12,287)	(18,591)	(23,770)

Income tax benefit	-	1,794	-	9,358

NET LOSS	$(8,300)	$(10,493)	$(18,591)	$(14,412)

Net loss per share: basic and diluted	$(0.07)	$(0.12)	$(0.18)	$(0.17)

Weighted average shares outstanding: basic and diluted	113,042	89,758	102,700	85,961

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

4

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

NET LOSS	$(8,300)	$(10,493)	$(18,591)	$(14,412)
Foreign currency translation adjustments	(7)	-	(6)	-
COMPREHENSIVE LOSS	$(8,307)	$(10,493)	$(18,597)	$(14,412)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended June 30, 2022
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance at March 31, 2022	-	$-	92,247	$254,994	$38	$(198,065)	$56,967
Net Loss	-	-	-	-	-	(8,300)	(8,300)
Foreign currency translation adjustment	-	-	-	-	(7)	-	(7)
Stock-based compensation	-	-	-	2,232	-	-	2,232
Issuance of common shares, including at-the-market transactions, net of financing costs and underwriting discounts	-	-	26,266	32,423	-	-	32,423
Shares issued upon vesting of RSU, net of shares retired to pay employees’ taxes	-	-	96	-	-	-	-
Issuance of Series A redeemable convertible preferred stock, net of financing costs	11,765	4,782	-	-	-	-	-
Accretion of Series A convertible preferred stock to redemption value	-	72	-	-	-	(72)	(72)
Balance at June 30, 2022	11,765	$4,854	118,609	$289,649	$31	$(206,437)	$83,243

	Three Months Ended June 30, 2021
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance at March 31, 2021	-	$-	88,914	$234,224	$-	$(127,596)	$106,628
Net Loss	-	-	-	-	-	(10,493)	(10,493)
Stock-based compensation	-	-	-	1,997	-	-	1,997
Stock options exercised	-	-	617	1,251	-	-	1,251
Warrants exercised	-	-	7	21	-	-	21
Shares issued upon vesting of RSU, net of shares retired to pay employees’ taxes	-	-	130	(37)	-	-	(37)
Issuance of common stock to Chronix Biomedical acquisition	-	-	648	3,299	-	-	3,299
Balance at June 30, 2021	-	$-	90,316	$240,755	$-	$(138,089)	$102,666

	Six Months Ended June 30, 2022
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance at December 31, 2021	-	$-	92,232	$252,954	$37	$(187,774)	$65,217
Net Loss	-	-	-	-	-	(18,591)	(18,591)
Foreign currency translation adjustment	-	-	-	-	(6)	-	(6)
Stock-based compensation	-	-	-	4,242	-	-	4,242
Issuance of common shares, including at-the-market transactions, net of financing costs and underwriting discounts	-	-	26,281	32,453	-	-	32,453
Shares issued upon vesting of RSU, net of shares retired to pay employees’ taxes	-	-	96	-	-	-	-
Issuance of Series A redeemable convertible preferred stock, net of financing costs	11,765	4,782	-	-	-	-	-
Accretion of Series A convertible preferred stock to redemption value	-	72	-	-	-	(72)	(72)
Balance at June 30, 2022	11,765	$4,854	118,609	$289,649	$31	$(206,437)	$83,243

	Six Months Ended June 30, 2021
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance at December 31, 2020	-	$-	69,117	$157,160	$-	$(123,677)	$33,483
Net Loss	-	-	-	-	-	(14,412)	(14,412)
Stock-based compensation	-	-	-	3,287	-	-	3,287
Issuance of common shares, including at-the-market transactions, net of financing costs and underwriting discounts	-	-	18,427	68,868	-	-	68,868
Stock options exercised	-	-	757	1,599	-	-	1,599
Warrants exercised	-	-	255	823	-	-	823
Shares issued upon vesting of RSU, net of shares retired to pay employees’ taxes	-	-	130	(37)	-	-	(37)
Issuance of common stock to Razor Genomics	-	-	982	5,756	-	-	5,756
Issuance of common stock to Chronix Biomedical	-	-	648	3,299	-	-	3,299
Balance at June 30, 2021	-	-	90,316	240,755	$-	(138,089)	102,666

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,591)	$(14,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	671	327
Amortization of intangible assets	1,904	1,381
Pro rata loss from equity method investment in Razor	-	270
Stock-based compensation	4,242	3,286
Unrealized (gain) loss on marketable equity securities	325	(386)
Amortization of debt issuance costs	11	33
Change in fair value of contingent consideration	(11,015)	1,090
Change in fair value of Series A redeemable convertible preferred stock second tranche obligation	(305)	33
Deferred income tax benefit	-	(9,358)
Gain on extinguishment of debt (PPP loan)	-	(1,141)
Accrued severance from Chronix Biomedical acquisition	-	2,452

Changes in operating assets and liabilities:
Accounts receivable	(365)	(817)
Lease liabilities	(94)	218
Prepaid expenses and other assets	(773)	(103)
Accounts payable and accrued liabilities	239	(766)
Accrued severance and liabilities from Chronix Biomedical acquisition	(817)	-
Net cash used in operating activities	(24,568)	(17,893)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Insight Genetics, net of cash acquired	-	(607)
Acquisition of Razor Genomics asset, net of cash acquired	-	(6,648)
Acquisition of Chronix Biomedical, net of cash acquired	-	(4,459)
Construction in progress and purchases of furniture and equipment	(2,679)	(1,452)
Net cash used in investing activities	(2,679)	(13,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	1,600
Proceeds from sale of common shares	32,812	65,262
Financing costs to issue common shares	(389)	(2,676)
Proceeds from sale of redeemable convertible Series A preferred shares	4,875	-
Financing costs to issue redeemable convertible Series A preferred shares	(93)	-
Proceeds from sale of common shares under at-the-market transactions	31	6,483
Financing costs for at-the-market sales	(1)	(203)
Proceeds from exercise of warrants	-	823
Common shares received and retired for employee taxes paid	-	(37)
Repayment of loan payable	(750)	(750)
Repayment of financing lease obligations	(7)	(84)
Net cash provided by financing activities	36,478	70,418

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	9,231	39,359

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING	37,305	8,843
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING	$46,536	$48,202

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$21	$70

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Common stock issued for acquisition of Razor Genomics asset	$-	$5,756
Deferred tax liability generated from the acquisition of Razor Genomics asset	-	7,564
Common stock issued for acquisition of Chronix Biomedical	-	3,299
Deferred tax liability generated from the acquisition of Chronix	-	1,794
Initial fair value of contingent consideration at acquisition date	-	42,295
Assumed liability from Chronix Acquisition	-	9,294
Construction in progress, machinery and equipment purchases included in accounts payable, accrued liabilities and landlord liability	1,331	9
See Note 10 for additional disclosures around leases

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ONCOCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization, Description of the Business and Liquidity

Oncocyte Corporation (“Oncocyte”), incorporated in 2009 in the state of California, is a molecular diagnostics company focused on developing and commercializing proprietary laboratory tests to serve unmet medical needs across the cancer care continuum. Oncocyte’s mission is to provide actionable information to physicians and patients at critical decision points to optimize diagnosis and treatment decisions, improve patient outcomes, and reduce overall cost of care. Oncocyte has prioritized lung cancer as its first indication. Lung cancer remains the leading cause of cancer death in the United States, despite the availability of molecular testing and novel therapies to treat patients.

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

On April 15, 2021 (the “Chronix Merger Date”), Oncocyte completed its acquisition of Chronix Biomedical, Inc. (“Chronix”) pursuant to an Agreement and Plan of Merger dated February 2, 2021, amended February 23, 2021, and amended and restated as of April 15, 2021 (as amended and restated, the “Chronix Merger Agreement”), by and among Oncocyte, CNI Monitor Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Oncocyte (“Merger Sub”), Chronix, the stockholders party to the Chronix Merger Agreement and a party named as equity holder representative. Pursuant to the Chronix Merger Agreement, Merger Sub merged with and into Chronix, with Chronix surviving as a wholly owned subsidiary of Oncocyte (the “Chronix Merger”). Prior to the Chronix Merger, Chronix was a privately held molecular diagnostics company, developing blood tests for use in cancer treatment and organ transplantation. Through the Chronix Merger, Oncocyte has added to its laboratory test development pipeline the DetermaCNITM (formerly TheraSureTM-CNI Monitor), a patented, blood-based test for immunotherapy monitoring, and VitaGraft™ (formerly TheraSureTM Transplant Monitor), a blood-based solid organ transplantation monitoring test. See Note 3 for additional information about the Chronix Merger.

Other tests in the development pipeline include DetermaTx™, a test intended to complement DetermaIO™ by assessing the mutational status of a tumor to help identify the appropriate targeted therapy. Oncocyte also plans to initiate the development of DetermaMx™ as a blood-based test to monitor cancer patients for recurrence of their disease.

Liquidity

Oncocyte has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $206.4 million as of June 30, 2022. Oncocyte expects to continue to incur operating losses and negative cash flows for the foreseeable future. Oncocyte did not generate revenues from its operations prior to the first quarter of 2020, and revenues since that period through the date of this Report were not sufficient to cover Oncocyte’s operating expenses. Oncocyte finances its operations primarily through the sale of shares of its common stock.

As of June 30, 2022, Oncocyte had $44.8 million of cash and cash equivalents and held shares of Lineage Cell Therapeutics, Inc. (“Lineage”) and AgeX Therapeutics, Inc. (“AgeX”) common stock as marketable equity securities with a combined fair market value of $0.6 million. Oncocyte believes that its current cash, cash equivalents and marketable equity securities are sufficient to carry out current operations through at least twelve months from the issuance date of the unaudited condensed consolidated interim financial statements included in this Report.

On June 11, 2021, Oncocyte entered into an at-the-market sales agreement with BTIG, LLC as sales agent and/or principal (the “Agent” or “BTIG”) pursuant to which Oncocyte may sell up to an aggregate of $50,000,000 of shares of Oncocyte common stock from time to time through the Agent (the “ATM Offering”).

Between July 1, 2021 and June 30, 2022, Oncocyte sold 1,123,337 shares of common stock at an average offering price of $5.58 per share, for gross proceeds of approximately $6.27 million through the ATM Offering. Oncocyte will need to raise additional capital to finance its operations, including the development and commercialization of its cancer diagnostic and other tests, until such time as it is able to generate sufficient revenues from the commercialization of one or more of its laboratory tests and other tests, and performing Pharma Services to cover its operating expenses.

On April 13, 2022, Oncocyte entered into a securities purchase agreement (the “Securities Purchase Agreement”) with institutional accredited investors (the “Investors”), including Broadwood Capital, L.P. (“Broadwood”), Oncocyte’s largest shareholder, in a registered direct offering of 11,765 shares of our Series A Convertible Preferred Stock (the “Series A Preferred Stock”), which are convertible into a total of 7,689,542 shares of our common stock, at a conversion price of $1.53 (the “Series A Preferred Stock Offering”). The purchase price of each share of Series A Preferred Stock was $850, which included an original issue discount to the stated value of $1,000 per share. The closing of the Series A Preferred Stock Offering will occur in two equal tranches of $5,000,000 each for aggregate gross proceeds from both closings of $10,000,000. The first closing occurred on June 1, 2022, and Oncocyte received net proceeds of approximately $4.9 million from the Series A Preferred Stock issued from the first tranche. See Note 14 for additional information about the Series A Preferred Stock Offering.

Further, on April 13, 2022, Oncocyte entered into an underwriting agreement (the “Underwriting Agreement”) with BTIG, LLC, as representative of the underwriters named therein (the “Underwriters”), pursuant to which Oncocyte agreed to issue and sell to the Underwriters an aggregate of 26,266,417 shares of common stock, and 26,266,417 warrants to purchase up to 13,133,208.5 shares of common stock (“April 2022 Warrants”) (the “Underwritten Offering,” and collectively with the Series A Preferred Stock Offering, the “April 2022 Offerings”). The Underwritten Offering closed on April 19, 2022. Pursuant to the Underwritten Offering, Broadwood acquired from us (i) 5,220,654 shares of common stock, and (ii) 6,003,752 April 2022 Warrants to purchase up to 3,001,876 shares of common stock at an exercise price of $1.53 per share. Pura Vida acquired from us (i) 4,984,093 shares of common stock, and (ii) 5,731,707 April 2022 Warrants to purchase up to 2,865,853 shares of common stock. On April 19, 2022, Oncocyte received net proceeds of approximately $32.8 million from the Underwritten Offering of 26,266,417 shares of common stock and 26,266,417 April 2022 Warrants to purchase up to 13,133,208.5 shares of common stock. See Note 14 for additional information about the Underwritten Offering.

Presently, Oncocyte is devoting substantially all of its efforts on initial commercialization efforts for DetermaRx™, completing clinical development and planning commercialization of DetermaIO™, although DetermaIO™ is currently available for biopharma diagnostic development and research use only as a companion test in immunotherapy drug development to select patients for clinical trials; continuing development and planning commercialization of DetermaTxTM and the clinical launch of VitaGraftTM. While Oncocyte plans to primarily market its laboratory tests in the United States through its own sales force, it is also beginning to make marketing arrangements with distributors in other countries. In order to reduce capital needs and to expedite the commercialization of any new laboratory tests that may become available for clinical use, Oncocyte may also pursue marketing arrangements with other diagnostic companies through which Oncocyte might receive licensing fees and royalty on sales, or through which it might form a joint venture to market its tests and share in net revenues, in the United States or abroad.

In addition to general economic and capital market trends and conditions, Oncocyte’s ability to raise sufficient additional capital to finance its operations from time to time will depend on a number of factors specific to Oncocyte’s operations such as operating revenues and expenses, progress in development of, or in obtaining reimbursement coverage from Medicare for DetermaIO™ and other future laboratory tests that Oncocyte may develop or acquire.

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

The unavailability or inadequacy of financing or revenues to meet future capital needs could force Oncocyte to modify, curtail, delay, or suspend some or all aspects of planned operations. Sales of additional equity securities could result in the dilution of the interests of its shareholders. Oncocyte cannot assure that adequate financing will be available on favourable terms, if at all.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated interim financial statements presented herein, and discussed below, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In accordance with those rules and regulations, certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheets as of December 31, 2021 was derived from the audited consolidated financial statements at that date. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Oncocyte’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The accompanying unaudited condensed consolidated interim financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Oncocyte’s financial condition and results of operations. The unaudited condensed consolidated results of operations are not necessarily indicative of the results to be expected for any other interim period or for the entire year. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and contingent assets and liabilities, at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates estimates which are subject to significant judgment, including, but not limited to, valuation methods used, assumptions requiring the use of judgment to prepare financial projections, timing of potential commercialization of acquired in-process intangible assets, applicable discount rates, probabilities of the likelihood of multiple outcomes of certain events related to contingent consideration, comparable companies or transactions, determination of fair value of the assets acquired and liabilities assumed including those relating to contingent consideration, the valuation of Series A redeemable convertible preferred stock second tranche obligation, revenue recognition, assumptions related to going concern assessments, allocation of direct and indirect expenses, useful lives associated with long-lived intangible assets, key assumptions in operating and financing leases including incremental borrowing rates, loss contingencies, valuation allowances related to deferred income taxes, and assumptions used to value debt and stock-based awards and other equity instruments. Actual results may differ materially from those estimates.

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

Cash, cash equivalents, and restricted cash

The Company’s reconciliation of cash and cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows were as follows (in thousands):

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$44,836	$35,605
Restricted cash	1,700	1,700
Cash, cash equivalents and restricted cash shown in the condensed statements of cash flows	$46,536	$37,305

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

Oncocyte does not have intangible assets with indefinite useful lives other than goodwill and the acquired IPR&D discussed in Notes 3 and 4. As of June 30, 2022, there has been no impairment of goodwill and intangible assets.

Long-lived intangible assets

Long-lived intangible assets, consisting primarily of acquired customer relationships, are stated at acquired cost, less accumulated amortization. Amortization expense is computed using the straight-line method over the estimated useful life of 5 years (see Notes 3 and 4).

Contingent consideration liabilities

Certain of Oncocyte’s asset and business acquisitions involve the potential for future payment of consideration to third-parties and former selling shareholders in amounts determined as a percentage of future net revenues generated, or upon attainment of revenue milestones, from Pharma Services or laboratory tests, as applicable, or annual minimum royalties to certain licensors, as provided in the applicable agreements. The fair value of such liabilities is determined using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows and the risk-adjusted discount rate used to present value the cash flows (see Notes 3 and 4). These obligations are referred to as contingent consideration.

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

The fair value of contingent consideration after the acquisition date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in the condensed consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities and, accordingly, the resulting gain or loss that Oncocyte records in its unaudited condensed consolidated interim financial statements. See Notes 3 and 4 for a full discussion of these liabilities.

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

Impairment of long-lived assets

Oncocyte assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Oncocyte’s long-lived assets consist primarily of intangible assets, right-of-use assets for operating leases, customer relationships, and machinery and equipment. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying value of the asset over its fair value, is recorded. As of June 30, 2022, there has been no impairment of long-lived assets.

Revenue recognition

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

Oncocyte determines transaction prices based on the amount of consideration we expect to receive for transferring the promised goods or services in the contract. Consideration may be fixed, variable, or a combination of both. The Company considers any constraints on the variable consideration and includes in the transaction price variable consideration to the extent it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

During the three months ended March 31, 2021, after accumulating additional history of cash receipts and other factors considered by management for Medicare Advantage covered tests, including the recently published Medicare rate which management believes entitles Oncocyte to get reimbursed for Medicare Advantage covered tests at the Medicare rate, Oncocyte commenced recognizing Medicare Advantage covered tests on an accrual basis when the test result is delivered or made available to the prescribing physician electronically, upon considering no further constraints on the variable consideration, at the Medicare rate.

As of June 30, 2022, Oncocyte had accounts receivable of $1.7 million from Medicare and Medicare Advantage covered DetermaRx™ tests (see Note 7). As of December 31, 2021, Oncocyte had accounts receivable of $1.1 million from Medicare covered DetermaRx™ tests.

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

Oncocyte establishes an allowance for doubtful accounts based on the evaluation of the collectability of its Pharma Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, reasonable and supportable forecast that affect the collectability of the reported amount, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. Oncocyte continuously monitors collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts. As of June 30, 2022, Oncocyte has not recorded any losses or allowance for doubtful accounts on its account receivables from Pharma Services.

As of June 30, 2022, Oncocyte had accounts receivable from Pharma Services customers of $0.1 million, as compared to $0.4 million as of December 31, 2021 (see Note 7).

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

Net loss per common share

Basic loss per share is computed by dividing the net loss applicable to common stockholders after deducting cumulative unpaid dividends and accretion of the preferred stock, by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is computed by dividing the net loss applicable to common stockholders after deducting cumulative unpaid dividends and accretion of the preferred stock, by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method or the if-converted method, or the two-class method for participating securities, whichever is more dilutive. Potential common shares are excluded from the computation if their effect is antidilutive.

All common stock equivalents are antidilutive because Oncocyte reported a net loss for all periods presented. The following table presents the calculation of basic and diluted loss per share of common stock (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to Oncocyte Corporation	$(8,300)	$(10,493)	$(18,591)	$(14,412)
Dividend on Series A redeemable convertible preferred stock	(29)	-	(29)	-
Accretion of Series A redeemable convertible preferred stock	(43)	-	(43)	-
Net loss at attributable to common stockholders - Basic and Diluted	$(8,372)	$(10,493)	$(18,663)	$(14,412)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders - Basic and Diluted	113,042	89,758	102,700	85,961

Basic and diluted net loss per common share	$(0.07)	$(0.12)	$(0.18)	$(0.17)

Anti-dilutive potential common shares excluded from the computation of diluted net loss per common share:
Stock options	14,611	3,941	13,132	2,856
Warrants	16,892	3,129	16,892	3,129
Series A redeemable convertible preferred stock	6	-	6	-
Total	31,509	7,070	30,030	5,985

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

As of June 30, 2022 and December 31, 2021, Oncocyte held 353,264 and 35,326 shares of common stock of Lineage and AgeX, respectively, as marketable equity securities with a combined fair market value of $0.6 million and $0.9 million, respectively.

Deferred revenue

In June 2018 and subsequently amended in June 2019, Chronix and a medical diagnostic service company in Germany (“the German customer”) entered into a licensing and testing service agreement (“the German agreement”) for intellectual property related to DetermaCNITM and VitaGraft™. Under the terms of the agreement, Chronix received from the German customer an upfront payment of €3.7 million, less applicable VAT obligations, which Chronix recognized ratably over the contract term of 3.5 years. The German agreement contains a stipulation that requires Chronix to refund to the German customer a portion of the upfront fee on a pro rata basis if the German agreement is terminated prior to December 31, 2021. The deferred revenue of $738,000 recorded at the acquisition date represents the refund Oncocyte would pay to the German customer should it terminate the agreement prior to the agreed upon term. As of December 31, 2021, Oncocyte has fully amortized the deferred revenue and recorded revenue ratably over the remaining period as the German customer’s refund rights expire.

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

In addition to operational adjustments, the consequences of the COVID-19 pandemic have led to uncertainties related to Oncocyte’s business growth and ability to forecast the demand for its laboratory tests and Pharma Services and resulting revenues. Concerns over available hospital, staffing, equipment, and other resources, and the risk of exposure to the virus, have led to delays in early-stage lung cancer surgeries and clinical trials of drugs under development by pharma companies, and the continued deferral of lung cancer surgeries and drug development clinical trials due to resurgence in COVID-19 cases could continue to result in delayed or reduced use of DetermaRx™ and Oncocyte’s Pharma Services.

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

Milestone Payments (Milestone Contingent Consideration)

In addition to the Initial Merger Consideration, Oncocyte may also pay contingent consideration of up to $6.0 million in any combination of cash or shares of Oncocyte common stock if certain milestones are achieved (the “Milestone Contingent Consideration”), which consist of (i) $1.5 million for clinical trial completion and data publication milestone, (ii) $3.0 million for an affirmative final local coverage determination from CMS for a specified lung cancer test, and (iii) up to $1.5 million for achieving certain CMS reimbursement milestones. As of June 30, 2022, no milestones have been met and no payments have been made.

Revenue Share (Royalty Contingent Consideration)

As additional consideration for Insight’s shareholders, the Insight Merger Agreement provides for Oncocyte to pay a revenue share of not more than ten percent of net collected revenues for current Insight pharma service offerings over a period of ten years, and a tiered revenue share percentage of net collected revenues through the end of the technology lifecycle if certain new cancer tests are developed and commercialized using Insight technology (“Royalty Contingent Consideration”). As of June 30, 2022, the royalty contingent consideration has not been met and no payments have been made.

Registration Rights

Pursuant to the Insight Merger Agreement, Oncocyte filed a registration statement with the SEC to register the resale of the shares of common stock under the Securities Act of 1933, as amended (the “Securities Act”) issued in connection with the Insight Merger, which the SEC declared effective in August 2020.

Workforce

In connection with the closing of the Insight Merger, Oncocyte did not assume sponsorship of the Insight Equity Incentive Plan. Accordingly, the Insight Equity Incentive Plan and all related stock options to purchase shares of Insight common stock outstanding immediately prior to the Insight Merger were cancelled on the Insight Merger Date for no consideration. At the Insight Merger Date, all of Insight’s employees ceased employment with Insight, and Oncocyte offered employment to certain of those former Insight employees, principally in laboratory roles and certain administrative roles (“New Oncocyte Employees”), and granted new equity awards to the New Oncocyte Employees under the Oncocyte 2018 Equity Incentive Plan. All Oncocyte stock option awards granted to the New Oncocyte Employees have vesting terms and conditions consistent with stock options granted to most other Oncocyte employees.

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

Right-of-use assets and liabilities, machinery and equipment – Insight is a lessee under an operating lease with a third-party lessor for its facilities, including its laboratory, in Nashville, Tennessee (the “Nashville Lease”). In April 2019, the Nashville lease was renewed by Insight for a five-year term and is classified as an operating lease under ASC 842. In accordance with ASC 805, when a company acquired in a business combination is a lessee, the acquirer initially measures the lease liability and the right-of-use asset for an acquired operating lease as if the lease is new at the acquisition date. In other words, the lease liability is measured at the present value of the remaining lease payments as of the acquisition date and the right-of-use asset is generally measured at an amount equal to the lease liability, adjusted for favourable or unfavourable terms of the lease when compared with market terms. Since the Nashville Lease was renewed by Insight in proximity to the Insight Merger Date, the terms of the Nashville Lease were considered by Oncocyte to be market terms at the Insight Merger Date. Accordingly, Oncocyte measured the net present value of the remaining contractual Nashville Lease payments as of the Insight Merger Date using an incremental borrowing rate consistent with Oncocyte’s other operating leases and recorded a right-of-use liability and a corresponding right-of-use asset of $0.5 million. In addition, $0.1 million was allocated to certain laboratory machinery and equipment approximating the fair value of those assets as of the Insight Merger Date.

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

The fair value of the Milestone Contingent Consideration was determined using a scenario analysis valuation method which incorporates Oncocyte’s assumptions with respect to the likelihood of achievement of the Milestones, credit risk, timing of the Milestone Contingent Consideration payments and a risk-adjusted discount rate to estimate the present value of the expected payments. The discount rate was estimated at approximately 15% after adjustment for the probability of achievement of the Milestones. No Milestone Contingent Consideration is payable with respect to a particular Milestone unless and until the Milestone is achieved. Since the Milestone Contingent Consideration payments are based on nonfinancial, binary events, management believes the use of the scenario analysis method is appropriate. The fair value of each Milestone after the Insight Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s condensed consolidated statements of operations.

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

The fair value of the Contingent Consideration after the Insight Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s condensed consolidated statements of operations. As of June 30, 2022, based on Oncocyte’s reassessment of the significant assumptions noted above, there was an increase of approximately $1.4 million to the fair value of the Contingent Consideration primarily attributable to revised estimates of the timing of the possible future payouts and, accordingly, this increase was recorded as change in fair value of contingent consideration in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2022.

The following tables reflect the activity for Oncocyte’s Contingent Consideration for the six months ended June 30, 2022 and June 30, 2021, measured at fair value using Level 3 inputs (in thousands):

Fair Value
Balance at December 31, 2020	$7,120
Change in estimated fair value	1,090
Balance at June 30, 2021	$8,210

Fair Value
Balance at December 31, 2021	$7,060
Change in estimated fair value	1,400
Balance at June 30, 2022	$8,460

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

Upon completion of enrolment of the full number of patients for the Clinical Trial, Oncocyte will issue to Encore and the Minority Shareholders shares of Oncocyte common stock with an aggregate market value at the date of issue equal to $3 million (“Clinical Trial Milestone Payment”). If the issuance of shares of common stock having a market value of $3 million would require Oncocyte to issue a number of shares that, when combined with any shares issued under the Purchase Agreement and the Minority Shareholder Purchase Agreements, would exceed the number of shares that may be issued without shareholder approval under applicable stock exchange rules, Oncocyte may deliver the number of shares permissible under stock exchange rules and an amount of cash necessary to bring the combined value of cash and shares to $3 million.

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

Laboratory Agreement

Under the Laboratory Agreement, Oncocyte has assumed Razor’s Laboratory Agreement payment obligations of $450,000 per year (see Note 10). The Laboratory Agreement gives Oncocyte the right to use Razor’s CLIA laboratory in Brisbane, California. Oncocyte pays Encore a quarterly fee for services related to operating and maintaining the CLIA laboratory, including certain staffing. The Laboratory Agreement will expire on September 29, 2021, but Oncocyte may extend the term for additional one-year periods, or Oncocyte may terminate the agreement at its option. Oncocyte also has the right to terminate the Laboratory Agreement if there is an event or occurrence that adversely affects, in any material respect, DetermaRx™ or its prospects or its ability to be commercialized, and it remains continuing and uncured. The agreement was not extended after the expiration date.

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

Under ASC 805-50, for asset acquisitions, the remaining Clinical Trial Milestone Payment will be recorded only if the consideration is both probable (milestone has been achieved) and estimable in accordance with ASC 450, Contingencies, and as of June 30, 2022, no contingent consideration payment was recorded as the Clinical Trial Milestone Payment was not deemed probable of achievement as of that date.

Summarized standalone financial data for Razor from January 1, 2021 through February 23, 2021

The unaudited standalone results of operations for Razor prior to being consolidated with Oncocyte is summarized below (in thousands):

For the period from
January 1, 2021 through
February 23, 2021
Condensed Statement of Operations (1)	(unaudited)
Research and development expense	$125
General and administrative expense	-
Loss from operations	(125)
Net loss	$(125)

(1)	The unaudited condensed standalone statement of operations of Razor is provided for informational purposes only. Razor’s results for the period from January 1, 2021 through February 23, 2021 are not included in Oncocyte’s consolidated results of operations because Razor was not consolidated with Oncocyte’s financial statements but had been accounted for under the equity method of accounting since the September 30, 2019 Initial Closing date, however, Oncocyte’s results included its pro rata losses from Razor. Beginning on February 24, 2021, Razor’s results are included with Oncocyte’s consolidated results, primarily consisting of outside research and development expenses incurred by Razor for the Clinical Trial discussed above.

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

Deferred Revenue - In June 2018 and subsequently amended in June 2019, Chronix and a medical diagnostic service company in Germany (“the German customer”) entered into a licensing and testing service agreement (“the German agreement”) for intellectual property related to DetermaCNITM and VitaGraftTM. Under the terms of the agreement, Chronix received from the German customer an upfront payment of €3.7 million, less applicable VAT obligations, which Chronix recognized ratably over the contract term of 3.5 years. The German agreement contains a stipulation that requires Chronix to refund to the German customer a portion of the upfront fee on a pro rata basis if the German agreement is terminated prior to December 31, 2021. The deferred revenue of $738,000 recorded at the acquisition date represents the refund Oncocyte would pay to the German customer should it terminate the agreement prior to the agreed upon term. Oncocyte will amortize the deferred revenue and record revenue ratably over the remaining period as the German customer’s refund rights expire. As of June 30, 2022, Oncocyte has fully amortized the deferred revenue and recorded revenue ratably over the remaining period as the German customer’s refund rights expire.

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

The following is a discussion of the valuation methods and significant assumptions used to determine the fair value of Chronix’s material assets and liabilities in connection with the Chronix Merger:

Acquired In-Process Research and Development and Deferred Income Tax Liability – The fair value of identifiable IPR&D intangible assets consists of $46.8 million allocated to DetermaCNITM and VitaGraftTM. Oncocyte determined the estimated aggregate fair value of the test assets for DetermaCNITM and VitaGraftTM (the “Test Assets”) using the MPEEM under the income approach. MPEEM calculates the economic benefits by determining the income attributable to an intangible asset after the returns are subtracted for contributory assets such as working capital, assembled workforce, and fixed assets. The resulting after-tax net earnings are discounted at a rate commensurate with the risk inherent in the economic benefit projections of the assets.

To calculate fair value of the Test Assets under MPEEM, Oncocyte used probability-weighted, projected cash flows discounted at a rate considered appropriate given the significant inherent risks associated with similar assets. Cash flows were calculated based on projections of revenues and expenses related to the asset and were assumed to extend through a multi-year projection period. The discount rate used to value Test Assets was approximately 12%. The projected cash flows were based on significant assumptions, including the time and resources needed to complete development of the asset, timing and reimbursement rates from CMS, regulatory approvals, if any, to commercialize the asset, estimates of the number of tests that might be performed, revenue and operating profit expected to be generated by the asset, the expected economic life of the asset, market penetration and competition, and risks associated with achieving commercialization, including delay or failure to obtain CMS and any required regulatory approval, failure of clinical trials, and intellectual property litigation.

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

Contingent consideration liabilities – ASC 805 requires that contingent consideration be estimated and recorded at fair value as of the acquisition date as part of the total consideration transferred. Contingent consideration is an obligation of the acquirer to transfer additional assets or equity interests to the selling shareholders in the future if certain future events occur or conditions are met, such as the attainment of product development milestones. Contingent consideration also includes additional future payments to selling shareholders based on achievement of components of earnings, such as “earn-out” provisions or percentage of future revenues, including royalties paid to the former Chronix shareholders based on a percentage of revenues generated from DetermaCNITM and VitaGraftTM tests over the useful life of the assets. Accordingly, Oncocyte determined there are three types of contingent consideration in connection with the Chronix Merger: the Milestone Payments, the Royalty Payments, and Transplant Sale Payments, discussed below, which comprise the “Chronix Contingent Consideration”.

The fair value of the Milestone Payments was determined using a scenario analysis valuation method which incorporates Oncocyte’s assumptions with respect to the likelihood of achievement of the milestones defined in the Chronix Merger Agreement, credit risk, timing of the Milestone Payments and a risk-adjusted discount rate to estimate the present value of the expected payments. The discount rate was estimated at approximately 15% after adjustment for the probability of achievement of the milestones.

The fair value of the Royalty Payments was determined using a single scenario analysis method. The single scenario method incorporates Oncocyte’s assumptions with respect to specified future revenues generated from DetermaCNITM, over its estimated useful life, taking into account credit risk and a risk-adjusted discount rate to estimate the present value of the expected Royalty Payments. The credit and risk-adjusted discount rate was estimated at approximately 15%.

The fair value of the Transplant Sale Payments was determined using a single scenario analysis method. The single scenario method incorporates Oncocyte’s assumptions with respect to specified future licensing revenues generated from VitaGraftTM, over its estimated useful life, taking into account credit risk and a risk-adjusted discount rate to estimate the present value of the expected Transplant Sale Payments. The credit and risk-adjusted discount rate was estimated at approximately 15%.

The fair value of the Chronix Contingent Consideration after the Chronix Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s condensed consolidated statements of operations. As of June 30, 2022, based on Oncocyte’s reassessment of the significant assumptions noted above, there was a decrease of approximately $12.4 million to the fair value of the Contingent Consideration primarily attributable to revised estimates of the timing of the possible future payouts and, accordingly, this decrease was recorded as a change in fair value of contingent consideration in the unaudited condensed consolidated statements of operations as of June 30, 2022.

The following tables reflect the activity for Oncocyte’s Contingent Consideration for the six months ended June 30, 2022 and June 30, 2021, measured at fair value using Level 3 inputs (in thousands):

Fair Value
Balance at April 15, 2021	$42,295
Change in estimated fair value	-
Balance at June 30, 2021	$42,295

Fair Value
Balance at December 31, 2021	$69,621
Change in estimated fair value	(12,415)
Balance at June 30, 2022	$57,206

Goodwill - Goodwill is calculated as the difference between the acquisition date fair value of the Aggregate Chronix Merger Consideration transferred and the values assigned to the assets acquired and liabilities assumed. Goodwill also includes the $2.2 million of net deferred tax liabilities recorded principally related to the VitaGraftTM discussed above. Oncocyte recognized approximately $9.5 million of goodwill related to the Chronix acquisition.

None of the goodwill recognized is expected to be deductible for income tax purposes. Goodwill is not amortized but is tested for impairment at least annually, or more frequently if circumstances indicate potential impairment (see Notes 2 and 4).

Goodwill and identifiable intangible assets are not amortizable or deductible for tax purposes since these assets are not recognized for tax purposes.

4. Goodwill and Intangible Assets, net

At June 30, 2022 and December 31, 2021, goodwill and intangible assets, net, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Goodwill - Insight Merger(1)	$9,194	$9,194
Goodwill - Chronix Merger(1)	9,490	9,490
Total Goodwill	18,684	18,684

Intangible assets:
Acquired IPR&D - DetermaIOTM (2)	$14,650	$14,650
Acquired IPR&D - DetermaCNI™ and VitaGraft™ (3)	46,800	46,800

Intangible assets subject to amortization:
Acquired intangible assets - customer relationship	440	440
Acquired intangible assets - Razor (see Note 3)	32,797	32,797
Total intangible assets	94,687	94,687
Accumulated amortization - customer relationship(4)	(213)	(169)
Accumulated amortization - Razor(4)	(5,133)	(3,273)
Intangible assets, net	$89,341	$91,245

(1)	Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the Insight Merger and the Chronix Merger (see Note 3).
(2)	See Note 3 for information on the Insight Merger.
(3)	See Note 3 for information on the Chronix Merger.
(4)	Amortization of intangible assets is included in “Cost of revenues – amortization of acquired intangibles” on the condensed consolidated statements of operations in the current year because the intangible assets pertain directly to the revenues generated from the acquired intangibles.

Future amortization expense of intangible assets subject to amortization is expected to be the following (in thousands):

Amortization
Year ending December 31,
2022	1,952
2023	3,904
2024	3,904
2025	3,823
2026	3,816
Thereafter	10,492
$27,891

5. Shareholders’ Equity

Series A Redeemable Convertible Preferred Stock

On April 13, 2022, the Company entered into a securities purchase agreement (“Purchase Agreement”) with institutional accredited investors, including Broadwood Capital, L.P., the Company’s largest shareholder, (the “Investors”) in a registered direct offering of 11,765 shares of our Series A Convertible Preferred Stock (the “Preferred Stock”), which shares of Preferred Stock are convertible into a total of 7,689,542 shares of our common stock, at a conversion price of $1.53. The purchase price of each share of Preferred Stock was $850, which included an original issue discount to the stated value of $1,000 per share. The rights, preferences and privileges of the Preferred Stock are set forth in our Certificate of Determination of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Certificate of Determination”), which we will file with the Secretary of State of the State of California. The closing of the offering of Preferred Stock will occur in two equal tranches of $5,000,000 each for aggregate gross proceeds from both closings of $10,000,000. The first closing will occur on the later of (i) the second (2nd) trading day following the execution of the Purchase Agreement and (ii) the second (2nd) trading day following the date that the Secretary of State accepts the Certificate of Determination. The second closing will occur on the earlier of (a) the second (2nd) trading day following the date that we receive notice from an Investor to accelerate the second closing and (b) a date selected by us on or after October 8, 2022 and on or prior to March 8, 2023. The Company intends to use the proceeds of the offering for general corporate purposes and working capital.

The Preferred Stock is convertible into shares of the Company’s common stock at any time at the holder’s option. The conversion price will be subject to customary anti-dilution adjustments for matters such as stock splits, stock dividends and other distributions on our common stock, and recapitalizations. The holder will be prohibited from converting shares of Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the shares of our common stock then issued and outstanding (provided a holder may elect, at the first closing, to increase such beneficial ownership limitation solely as to itself up to 19.99% of the number of shares of our common stock outstanding immediately after giving effect to the conversion). The Company may force the conversion of up to one-third of the shares of Preferred Stock originally issued, subject to customary equity conditions, if the daily volume weighted average price of our common stock for 20 out of 30 trading days exceeds 140% of the conversion price and on 20 out of the same 30 trading days the daily trading volume equals or exceeds 400,000 shares of our common stock. The Company may only effect one forced conversion during any 30-trading day period.

In the event of the Company’s liquidation, dissolution, or winding up, holders of Preferred Stock will receive a payment equal to the stated value of the Preferred Stock plus accrued but unpaid dividends and any other amounts that may have become payable on the Preferred Stock due to any failure or delay that may have occurred in issuing shares of common stock upon conversion of a portion of the Preferred Stock, before any distribution or payment to the holders of common stock or any of our other junior equity.

Shares of Preferred Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Preferred Stock will be required to amend any provision of our certificate of incorporation that would have a materially adverse effect on the rights of the holders of the Preferred Stock. Additionally, as long as any shares of Preferred Stock remain outstanding, unless the holders of at least 51% of the then outstanding shares of Preferred Stock shall have otherwise given prior written consent, we, on a consolidated basis with our subsidiaries, are not permitted to (1) have less than $8 million of unrestricted, unencumbered cash on hand (“Cash Minimum Requirement”); (2) other than certain permitted indebtedness, incur indebtedness to the extent that our aggregate indebtedness exceeds $15 million; (3) enter into any agreement (including any indenture, credit agreement or other debt instrument) that by its terms prohibits, prevents, or otherwise limits our ability to pay dividends on, or redeem, the Preferred Stock in accordance with the terms of the Certificate of Determination; or (4) authorize or issue any class or series of preferred stock or other capital stock of the Company that ranks senior or pari passu with the Preferred Stock.

Shares of Preferred Stock will be entitled to receive cumulative dividends at a rate per share (as a percentage of stated value) of 6% per annum, payable quarterly in cash or, at our option, by accreting such dividends to the stated value.

The Company is required to redeem, for cash, the shares of Preferred Stock on the earlier to occur of (1) April 8, 2024, (2) the commencement of certain a voluntary or involuntary bankruptcy, receivership, or similar proceedings against the Company or its assets, (3) a Change of Control Transaction (as defined herein) and (4) at the election and upon notice of 51% in interest of the holders, if the Company fails to meet the Cash Minimum Requirement. A “Change of Control Transaction” means the occurrence of any of (a) an acquisition by an individual or legal entity or “group” (as described in Rule 13d-5(b)(1) promulgated under the Exchange Act) of effective control (whether through legal or beneficial ownership of capital stock of the Company, by contract or otherwise) of in excess of 50% of the voting securities of the Company (other than by means of conversion of Preferred Stock), (b) the Company merges into or consolidates with any other person, or any person merges into or consolidates with the Company and, after giving effect to such transaction, the stockholders of the Company immediately prior to such transaction own less than 50% of the aggregate voting power of the Company or the successor entity of such transaction, or (c) the Company sells or transfers all or substantially all of its assets to another person. Additionally, the Company has the right to redeem the Preferred Stock for cash upon 30 days prior notice to the holders; provided if the Company undertakes a capital raise in connection with such redemption, the Investors will have the right to participate in such financing.

As of June 30, 2022, Oncocyte had 11,765 preferred shares, no-par value, authorized, and 5,882.4 shares issued and outstanding. The future right or obligation associated with the Second Closing Tranche Preferred Stock is recorded at fair value from the $5 million proceeds received. The Company will remeasure the right or obligation associated with the Second Closing Tranche Preferred Stock to its fair value and record the change in fair value through earnings as an element of other income/expense. As of June 30, 2022, the Company determined the fair value to be $0.3 million and recorded the change in fair value through earnings as an element of other income/expense on the unaudited condensed consolidated statements of operations and within other current assets on the unaudited condensed consolidated balance sheets.

Common Stock

As of June 30, 2022 and December 31, 2021, Oncocyte has 230,000,000 shares of common stock, no-par value, authorized. As of June 30, 2022 and December 31, 2021, Oncocyte had 118,608,821 and 92,231,917 shares of common stock issued and outstanding, respectively.

Common Stock Purchase Warrants

As of June 30, 2022, Oncocyte had an aggregate of 16,892,266 common stock purchase warrants issued and outstanding with exercise prices ranging from $1.53 to $5.50 per warrant. The warrants will expire on various dates through October 17, 2029. Certain warrants have “cashless exercise” provisions meaning that the value of a portion of warrant shares may be used to pay the exercise price rather than payment in cash, which may be exercised under any circumstances in the case of the 2017 Bank Warrants and 2019 Bank Warrants or, in the case of certain other warrants, only if a registration statement for the warrants and underlying shares of common stock is not effective under the Securities Act or a prospectus in the registration statement is not available for the issuance of shares upon the exercise of the warrants.

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

In 2018, under the 2010 Plan, Oncocyte granted certain stock options with exercise prices ranging from $2.30 per share to $3.15 per share, that will vest in increments upon the attainment of specified performance conditions related to the development of DetermaDx™ and obtaining Medicare reimbursement coverage for that test (“2018 Performance-Based Options”). The Medicare reimbursement conditions will not be met as Oncocyte has determined not to pursue commercialization of DetermaDx™. Approximately 125,000 stock options granted in May 2018 contain a hybrid vesting condition which vest on the earlier to occur of three years of service from the grant date or achieving a defined Performance-Based Option milestone with respect to DetermaDx™ local decision coverage. These stock options are considered to be service-based awards for financial accounting purposes with the fair value of the options being recognized in stock-based compensation expense over an effective three-year service period. During the three and six months ended June 30, 2022, and 2021, no stock-based compensation expense was recorded with regard to the Performance-Based Options due to the discontinuation of the development of DetermaDx™. As of June 30, 2022, there were no 2018 Performance-Based Options outstanding.

During the six months ended June 30, 2022, the Company awarded executive share-based payment awards under the 2018 Plan to certain executive officers and employees with time-based, market-based and performance-based vesting conditions (“2022 equity awards”).

The fair value of the 2022 equity awards with performance-based vesting condition was estimated using the Black-Scholes option-pricing model assuming that performance goals will be achieved. If such performance conditions are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The grant-date fair value of the stock options with time-based and performance-based vesting condition granted during the six months ended June 30, 2022 was $0.96 per option. The probability of 2022 equity awards performance-based vesting conditions will be evaluated each reporting period and the Company will true-up the amount of cumulative cost recognized for the 2022 performance-based awards at each reporting period based on the most up-to-date probability estimates. The Company will recognize the compensation expense for 2022 performance-based awards expected to vest on a straight-line basis over the respective service period for each separately vesting tranche.

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

In May 2022, the Company approved amendments to vesting conditions of 1,237,500 performance-based and 250,000 market-based awards of certain executive officers and employees. The performance-based awards were modified such that the stock awards will be eligible to vest as follows: (i) 50% will vest on December 31, 2023 if the Company achieves LCD reimbursement for VitaGraftTM (formerly TheraSureTM Transplant Monitor) for one organ no later than December 31, 2022 and (ii) 50% will vest on December 31, 2023 if DetermaIO™ or DetermaCNI™ (formerly TheraSureTM - CNI Monitor) submission for LCD is completed no later than December 31, 2022. Additional performance-based RSU awards were modified to be eligible to vest upon the achievement by the Company of average market capitalization minimum, target, and maximum goals of (i) $300 million; (ii) $400 million; and (iii) $500 million, respectively, during the period beginning on January 1, 2022 and ending on December 31, 2024. The market-based RSU awards were modified such that the awards will be eligible to vest upon the achievement of product commercial launch minimum, target, and maximum goals as follows: (i) 1 laboratory test product in the US; (ii) 2 laboratory test products in US, and (iii) 3 laboratory test products in the US, respectively.

In accordance with ASC 718, the Company calculated the fair value of the market-based awards on the date of modification, noting an increase in the fair value of approximately $58,500 on the date of modification, with the incremental increase in fair value representing additional unrecognized stock-based compensation expense. The following assumptions were used in calculating the fair value of the market-based options on the date of modification:

Risk-free interest rates	2.72%
Expected term (in years)	2.6
Volatility	95.0%
Grant date fair value of awards granted during the period	$1.13

A summary of Oncocyte’s 2010 Plan activity and related information follows (in thousands except weighted average exercise price):

	Shares	Number	Weighted
	Available	of Options	Average
Options	for Grant	Outstanding	Exercise Price

Balance at December 31, 2021	-	923	$3.65
Options exercised	-	-	$-
Options forfeited, canceled and expired	-	-	$-
Balance at June 30, 2022	-	923	$3.65
Exercisable at June 30, 2022		923	$3.65

As of June 30, 2022, 21,000,000 shares of common stock were reserved under the 2018 Incentive Plan for the grant of stock options or the sale of restricted stock or for the settlement of hypothetical units issued with reference to common stock (“RSUs”). Oncocyte may also grant stock appreciation rights under the 2018 Incentive Plan.

A summary of Oncocyte’s 2018 Incentive Plan activity and related information follows (in thousands except weighted average exercise price):

				Weighted
	Shares Available	Number of Options	Number of RSUs	Average Exercise
	for Grant	Outstanding	Outstanding	Price

Balance at December 31, 2021	9,006	10,679	121	$3.63
RSUs vested	96	-	(96)	$-
RSUs granted	(56)	-	56	$-
Performance RSUs granted	(500)	-	500	$-
Options granted	(3,432)	3,432	-	$1.20
Options exercised	-	-	-	$-
Options forfeited/cancelled	704	(704)	-	$2.51
Balance at June 30, 2022	5,818	13,407	581	$3.02
Options exercisable at June 30, 2022		5,033		$3.23

Oncocyte recorded stock-based compensation expense in the following categories on the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 (unaudited and in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of revenues	$76	$74	$145	$96
Research and development	470	379	896	636
Sales and marketing	403	308	738	541
General and administrative	1,283	1,235	2,463	2,013
Total stock-based compensation expense	$2,232	$1,996	$4,242	$3,286

The assumptions that were used to calculate the grant date fair value of Oncocyte’s employee and non-employee stock option grants for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended
	June 30,
	2022	2021
Expected life (in years)	6.01	6.00
Risk-free interest rates	2.24%	0.88%
Volatility	106.98%	100.67%
Dividend yield	0%	0%

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If Oncocyte had made different assumptions, its stock-based compensation expense and net loss for the three and six months ended June 30, 2022 and 2021 may have been significantly different.

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

7. Disaggregation of Revenues and Concentration Risk

The following table presents the percentage of consolidated revenues generated by unaffiliated customers that individually represent greater than ten percent of consolidated revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Medicare for DetermaRx™	22%	21%	26%	23%
Medicare Advantage for DetermaRx™	15%	12%	23%	17%
Pharma services - Company A	10%	*	12%	*
Licensing - Company B	48%	49%	30%	32%
Licensing - Company C	*	11%	*	*

*	Less than 10%

The following table presents the percentage of consolidated revenues by products or services classes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
DetermaRx™	40%	32%	53%	40%
Pharma Services	11%	8%	18%	22%
Licensing	49%	60%	29%	38%
	100%	100%	100%	100%

The following table presents the percentage of consolidated revenues attributable to geographical locations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
United States	50%	32%	65%	43%
Outside of the United States – Pharma Services	2%	8%	5%	19%
Outside of the United States – Licensing	48%	60%	30%	38%
	100%	100%	100%	100%

The following table presents accounts receivable, as a percentage of total consolidated accounts receivables, from third-party payers and other customers that provided in excess of 10% of Oncocyte’s total accounts receivable.

	June 30, 2022	December 31, 2021
Medicare for DetermaRx™	15%	9%
Medicare Advantage for DetermaRx™	80%	65%

As of December 31, 2021, our accounts receivable were $1.4 million. During the six months ending June 30, 2022, our accounts receivable increased by $3.5 million for revenues recognized, offset by cash collected of approximately $3.1 million (see Notes 2 and 3).

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

Oncocyte did not record any provision or benefit for income taxes for the six months ended June 30, 2022, as Oncocyte had a full valuation allowance for the periods presented.

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

9. Right-of-use assets, machinery and equipment, net, and construction in progress

As of June 30, 2022 and December 31, 2021, right-of-use assets, machinery and equipment, net, and construction in progress were as follows (in thousands):

	June 30, 2022 (unaudited)	December 31, 2021

Right-of-use assets (1)	3,499	3,499
Machinery and equipment	8,841	6,501
Accumulated depreciation and amortization	(3,621)	(2,715)
Right-of-use assets, machinery and equipment, net	8,719	7,285
Construction in progress	2,857	1,242
Right-of-use assets, machinery and equipment, net, and construction in progress	11,576	8,527

Depreciation expense amounted to $384,000 and $206,000 for the three months ended June 30 2022 and 2021, and $671,000 and $327,000 for the six months ended June 30, 2022 and 2021, respectively.

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

Oncocyte will pay base monthly rent in the amount of $61,640 during the first 12 months of the Term. Base monthly rent will increase annually, over the base monthly rent then in effect, by 3.5%. Oncocyte was entitled to an abatement of 50% of the base monthly rent during the first ten calendar months of the Term. If the Irvine Lease is terminated based on the occurrence of an “event of default,” Oncocyte will be obligated to pay the abated rent to the lessor.

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

The lessor provided Oncocyte with a “Tenant Improvement Allowance” in the amount of $1.3 million to pay for the plan, design, permitting, and construction of the improvements constituting Tenant’s Work. The lessor retained 1.5% of the Tenant Improvement Allowance as an administrative fee as provided in the Irvine Lease. As of June 30, 2022, the lessor had provided $1.3 million of the total Tenant Improvement Allowance.

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

Application of leasing standard, ASC 842

The Irvine Lease is an operating lease under ASC 842 included in the tables below. The tables below provide the amounts recorded in connection with the application of ASC 842 as of, and during, the six months ended June 30, 2022, for Oncocyte’s operating and financing leases (see Note 2).

Under the Laboratory Agreement discussed in Note 3, Oncocyte assumed all of Razor’s Laboratory Agreement payment obligations. Although Oncocyte is not a party to any lease agreement with Razor or Encore, under the terms of the Laboratory Agreement, Oncocyte received the landlord’s consent for the use of the laboratory at Razor’s Brisbane, California location (the “Brisbane Facility”) under the terms of a sublease to which Encore is the sublessee. The sublease expires on March 31, 2023 (the “Brisbane Lease”). The laboratory fee payments to Encore include both laboratory services and the use of the Brisbane Facility. Under the provisions of the Laboratory Agreement, if Oncocyte terminates the Laboratory Agreement prior to the expiration of the Brisbane Lease, Oncocyte shall assume the costs related to the subletting or early termination of the Brisbane Lease. If the Laboratory Agreement were to be terminated on June 30, 2022, the aggregate payments due to the landlord for early cancellation of the Brisbane Lease would be approximately $117,000 (aggregate payments from July 1, 2022 through March 31, 2023). Oncocyte determined that the Laboratory Agreement contains an embedded operating lease for the Brisbane Facility, and Oncocyte allocated the aggregate payments to this lease component for purposes of calculating the net present value of the right-of-use asset and liability as of the inception of the Laboratory Agreement in accordance with ASC 842, as shown in the table below.

Financing lease

As of June 30, 2022, Oncocyte has one financing lease remaining through December 2023 for certain laboratory equipment with aggregate remaining payments of $186,000 shown in the table below. Oncocyte’s lease obligations are collateralized by the equipment financed under the lease schedule.

Operating and Financing leases

The following table presents supplemental cash flow information related to operating and financing leases for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Cash paid for amounts included in the measurement of financing lease liabilities:
Operating cash flows from operating leases	564	499
Operating cash flows from financing leases	51	19
Financing cash flows from financing leases	7	84

The following table presents supplemental balance sheets information related to operating and financing leases as of June 30, 2022 and June 30, 2021 (in thousands, except lease term and discount rate):

	June 30, 2022	June 30, 2021
Operating lease
Right-of-use assets, net	$2,343	$2,683

Right-of-use lease liabilities, current	$728	$252
Right-of-use lease liabilities, noncurrent	3,075	4,092
Total operating lease liabilities	$3,803	$4,344

Financing lease
Machinery and equipment	$537	$537
Accumulated depreciation	(391)	(270)
Machinery and equipment, net	$146	$267
Current liabilities	$110	$118
Noncurrent liabilities	60	170
Total financing lease liabilities	$170	$288

Weighted average remaining lease term
Operating lease	4.9 years	5.8 years
Financing lease	1.5 years	2.4 years

Weighted average discount rate
Operating lease	11.20%	11.18%
Financing lease	11.55%	11.43%

Future minimum lease commitments are as follows (in thousands):

	Operating	Financing
	Leases	Leases
Year Ending December 31,
2022	579	62
2023	1,048	124
2024	903	-
2025	869	-
2026	899	-
Thereafter	695	-
Total minimum lease payments	$4,992	$186
Less amounts representing interest	(1,190)	(16)
Present value of net minimum lease payments	$3,803	$170

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

Tax Filings

Oncocyte tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Management believes Oncocyte has adequately provided for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be significantly different than the amounts recorded in the unaudited condensed consolidated interim financial statements.

Employment Contracts

Oncocyte has entered into employment and severance benefit contracts with certain executive officers. Under the provisions of the contracts, Oncocyte may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives. As of June 30, 2022, Oncocyte accrued approximately $2.4 million in severance obligations for certain executive officers, in accordance with the severance benefit provisions of their respective employment and severance benefit agreements, primarily related to Oncocyte’s acquisition of Chronix Biomedical Inc. in 2021.

Indemnification

In the normal course of business, Oncocyte may provide indemnification of varying scope under Oncocyte’s agreements with other companies or consultants, typically Oncocyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Oncocyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Oncocyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Oncocyte’s diagnostic tests. Oncocyte’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from Oncocyte’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or license agreement to which they relate. The Purchase Agreement also contains provisions under which Oncocyte has agreed to indemnify Razor and Encore from losses and expenses resulting from breaches or inaccuracy of Oncocyte’s representations and warranties and breaches or nonfulfillment of Oncocyte’s covenants, agreements, and obligations under the Purchase Agreement. Oncocyte periodically enters into underwriting and securities sales agreements with broker-dealers in connection with the offer and sale of Oncocyte securities. The terms of those underwriting and securities sales agreements include indemnification provisions pursuant to which Oncocyte agrees to indemnify the broker-dealers from certain liabilities, including liabilities arising under the Securities Act, in connection with the offer and sale of Oncocyte securities. The potential future payments Oncocyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, Oncocyte has not been subject to any claims or demands for indemnification. Oncocyte also maintains various liability insurance policies that limit Oncocyte’s financial exposure. As a result, Oncocyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, Oncocyte has not recorded any liabilities for these agreements as of June 30, 2022 and December 31, 2021.

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

On April 13, 2022, Oncocyte entered into the Securities Purchase Agreement with Investors, including Broadwood and John Peter Gutfreund, a director of Oncocyte, for the Series A Preferred Stock Offering. Each of Broadwood and Mr. Gutfreund has a direct material interest in the Series A Preferred Stock Offering and agreed to purchase 5,882.35 and 1,176.48 shares, respectively, in the Series A Preferred Stock Offering and on the same terms as other investors. See Note 14 for additional information about the Series A Preferred Stock Offering.

Further, on April 13, 2022, Oncocyte entered into the Underwriting Agreement with the Underwriters for the Underwritten Offering. Pursuant to the Underwritten Offering, Broadwood acquired from us (i) 5,220,654 shares of common stock, and (ii) 6,003,752 April 2022 Warrants to purchase up to 3,001,876 shares of common stock at an exercise price of $1.53 per share. However, the total number of shares of common stock that Broadwood purchased in the Underwritten Offering was 6,003,752, of which 783,098 existing shares were acquired by the underwriters in the open market and re-sold to Broadwood. Pura Vida acquired from us (i) 4,984,093 shares of common stock, and (ii) 5,731,707 April 2022 Warrants to purchase up to 2,865,853 shares of common stock. However, the total number of shares of common stock that Pura Vida purchased in the Underwritten Offering was 5,731,707, of which 747,614 existing shares were acquired by the underwriters in the open market and re-sold to Pura Vida. Halle Special Situations Fund LLC purchased from us (i) 6,199,527 shares of common stock, and (ii) 7,129,456 2022 Warrants to purchase up to 3,564,728 shares of common stock. Mr. Gutfreund is the investment manager and a control person of Halle Capital Partners GP LLC, the managing member of Halle Special Situations Fund LLC. However, the total number of shares of common stock that Halle Special Situations Fund LLC purchased in the Underwritten was 7,129,456, of which 929,929 existing shares were acquired by the underwriters in the open market and re-sold to Halle Special Situations Fund LLC. See Note 14 for additional information about the Underwritten Offering.

12. Loan Payable to Silicon Valley Bank

Amended Loan Agreement

On October 17, 2019, Oncocyte entered into a First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”) with Silicon Valley Bank (“the Bank”) pursuant to which Oncocyte obtained a new $3 million secured credit facility (“Tranche 1”), a portion of which was used to repay the remaining balance of approximately $400,000 on outstanding loans from the Bank, plus a final payment of $116,000, under the February 21, 2017 Loan Agreement. The credit line under the Amended Loan Agreement may be increased by an additional $2 million (“Tranche 2”) if Oncocyte obtains at least $20 million of additional equity capital, as was the case with the original Loan Agreement, and a positive final coverage determination is received from CMS for DetermaRxTM at a specified minimum price point per test (the “Tranche 2 Milestone”), and Oncocyte is not in default under the Amended Loan Agreement. As of June 30, 2022, Oncocyte had satisfied the Tranche 2 Milestone and was eligible to borrow the $2 million Tranche 2 funds. However, Oncocyte has not yet borrowed any funds under Tranche 2.

Payments of interest only on the principal balance were due monthly from the draw date through March 31, 2020, followed by 24 monthly payments of principal and interest, but the Bank has agreed to a deferral of principal payments, as discussed below. The outstanding principal balance of the loan will bear interest at a stated floating annual interest equal to the greater of (a) the prime rate or (b) 5% per annum. As of June 30, 2022, the latest published prime rate was 4.75% per annum.

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

At maturity of the loan, Oncocyte will also pay the Bank an additional final payment fee of $200,000, which was recorded as a deferred financing charge in October 2019 and is being amortized to interest expense over the term of the loan using the effective interest method. As of June 30, 2022, the unamortized deferred financing cost was $1,000.

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

On October 17, 2019, in conjunction with Tranche 1 becoming available under the Amended Loan Agreement, Oncocyte issued a common stock purchase warrant to the Bank (the “2019 Bank Warrant”) entitling the Bank to purchase 98,574 shares of Oncocyte common stock at the initial “Warrant Price” of $1.69 per share through October 17, 2029. The number of shares of common stock issuable upon the exercise of the 2019 Bank Warrant will increase on the date of each draw, if any, on Tranche 2. The number of additional shares of common stock issuable upon the exercise of the 2019 Bank Warrant will be equal to 0.02% of Oncocyte’s fully diluted equity outstanding for each $1 million draw under Tranche 2. The Warrant Price for Tranche 2 warrant shares will be determined upon each draw of Tranche 2 funds and will be closing price of Oncocyte common stock on the NYSE American or other applicable market on the date immediately before the applicable date on which Oncocyte borrows funds under Tranche 2. The Bank may elect to exercise the 2019 Bank Warrant on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the 2019 Bank Warrant is being exercised by (A) the excess of the fair market value of the common stock over the applicable Warrant Price, divided by (B) the fair market value of the common stock. The fair market value of the common stock will be last closing or sale price on a national securities exchange, interdealer quotation system, or over-the-counter market. As of June 30, 2022, Oncocyte has not yet borrowed any funds under Tranche 2.

13. Co-Development Agreement with Life Technologies Corporation

On January 13, 2022, Oncocyte entered into a Collaboration Agreement (the “LTC Agreement”) with Life Technologies Corporation, a Delaware corporation and subsidiary of Thermo Fisher Scientific (“LTC” and together with Oncocyte, the “Parties” or individually, a “Party”), in order to partner in the development and collaborate in the commercialization of Thermo Fisher Scientific’s existing Oncomine Comprehensive Assay Plus (“OCA Plus”) and Oncocyte’s DetermaIO assay for use with LTC’s Ion TorrentTM GenexusTM Integrated Sequencer and LTC’s Ion TorrentTM GenexusTM Purification System (“Genexus system”) in order to obtain in vitro diagnostic (“IVD”) regulatory approval.

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

The Company purchased 10 Genexus Integrated Sequencers and 10 Genexus Purification Instruments by submission of an initial PO of $3.1 million by February 11, 2022. The Company will submit a second PO of $4.6 million for 15 Genexus Integrated Sequencers and 15 Genexus Purification Instruments by March 1, 2023. As of June 30, 2022, the Company has received all Genexus systems valued at $1.9 million for the initial purchase order.

As of June 30, 2022, LTC has incurred $749,000 in development costs associated with LTC activities under the total LTC $5 million product development budget that the Company is responsible for reimbursement.

14. April 2022 Offerings

Series A Preferred Stock Offering

On April 13, 2022, Oncocyte entered into the Securities Purchase Agreement with Investors, including Broadwood, in a registered direct offering of 11,765 shares of our Series A Preferred Stock, which shares of Series A Preferred Stock are convertible into a total of 7,689,542 shares of our common stock, at a conversion price of $1.53. The purchase price of each share of Series A Preferred Stock was $850, which included an original issue discount to the stated value of $1,000 per share. The rights, preferences and privileges of the Series A Preferred Stock are set forth in our Certificate of Determination of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Certificate of Determination”), which the Company will file with the Secretary of State of the State of California. The closing of the offering of Series A Preferred Stock will occur in two equal tranches of $5,000,000 each for aggregate gross proceeds from both closings of $10,000,000. The first closing occurred on June 1, 2022. The second closing will occur on the earlier of (a) the second (2nd) trading day following the date that Oncocyte receives notice from an Investor to accelerate the second closing and (b) a date selected by us on or after October 8, 2022 and on or prior to March 8, 2023.

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

Shares of Series A Preferred Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series A Preferred Stock will be required to amend any provision of our certificate of incorporation that would have a materially adverse effect on the rights of the holders of the Series A Preferred Stock. Additionally, as long as any shares of Series A Preferred Stock remain outstanding, unless the holders of at least 51% of the then outstanding shares of Series A Preferred Stock shall have otherwise given prior written consent, the Company, on a consolidated basis with its subsidiaries, is not permitted to (1) have less than $8 million of unrestricted, unencumbered cash on hand (“Cash Minimum Requirement”); (2) other than certain permitted indebtedness, incur indebtedness to the extent that our aggregate indebtedness exceeds $15 million; (3) enter into any agreement (including any indenture, credit agreement or other debt instrument) that by its terms prohibits, prevents, or otherwise limits our ability to pay dividends on, or redeem, the Series A Preferred Stock in accordance with the terms of the Certificate of Determination; or (4) authorize or issue any class or series of preferred stock or other capital stock of the Company that ranks senior or pari passu with the Series A Preferred Stock.

Shares of Series A Preferred Stock will be entitled to receive cumulative dividends at a rate per share (as a percentage of stated value) of 6% per annum, payable quarterly in cash or, at our option, by accreting such dividends to the stated value.

The Company is required to redeem, for cash, the shares of Series A Preferred Stock on the earlier to occur of (1) April 8, 2024, (2) the commencement of certain a voluntary or involuntary bankruptcy, receivership, or similar proceedings against us or our assets, (3) a Change of Control Transaction (as defined herein) and (4) at the election and upon notice of 51% in interest of the holders, if the Company fails to meet the Cash Minimum Requirement. A “Change of Control Transaction” means the occurrence of any of (a) an acquisition by an individual or legal entity or “group” (as described in Rule 13d-5(b)(1) promulgated under the Exchange Act) of effective control (whether through legal or beneficial ownership of capital stock of the Company, by contract or otherwise) of in excess of 50% of the voting securities of the Company (other than by means of conversion of Series A Preferred Stock), (b) the Company merges into or consolidates with any other person, or any person merges into or consolidates with the Company and, after giving effect to such transaction, the stockholders of the Company immediately prior to such transaction own less than 50% of the aggregate voting power of the Company or the successor entity of such transaction, or (c) the Company sells or transfers all or substantially all of its assets to another person. Additionally, the Company has the right to redeem the Series A Preferred Stock for cash upon 30 days prior notice to the holders; provided if the Company undertakes a capital raise in connection with such redemption, the Investors will have the right to participate in such financing.

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

The Series A Preferred Stock dividend for all issued and outstanding shares is set at 6% per annum per share. For the three months ended June 30, 2022, the Company elected to accrete dividends of $29,000 with respect to shares of Series A Preferred Stock.

As of June 30, 2022, Oncocyte had 11,765 preferred shares, no-par value, authorized, and 5,882.4 shares issued and outstanding. The future right or obligation associated with the Second Closing Tranche Preferred Stock is recorded at fair value from the $5 million proceeds received. The Company will remeasure the right or obligation associated with the Second Closing Tranche Preferred Stock to its fair value and record the change in fair value through earnings as an element of other income/expense. As of June 30, 2022, the Company determined the fair value to be $0.3 million and recorded the change in fair value through earnings as an element of other income/expense on the unaudited condensed consolidated statements of operations and within other current assets on the unaudited condensed consolidated balance sheets.

Underwritten Offering

On April 13, 2022, Oncocyte entered into the Underwriting Agreement with the Underwriters, pursuant to which the Company agreed to issue and sell to the Underwriters an aggregate of 26,266,417 shares of common stock and 26,266,417 April 2022 Warrants to purchase up to 13,133,208.5 shares of common stock. Each share of common stock and the accompanying April 2022 Warrant was sold at a combined offering price of $1.3325, representing an offering price of $1.3225 per share of common stock and $0.01 per accompanying April 2022 Warrant, before underwriting discounts and commissions.

Under the terms of the Underwriting Agreement, the Company also granted to the Underwriters an over-allotment option, exercisable in whole or in part at any time for a period of 30 days from the date of the Underwriting Agreement, to purchase up to an additional 3,939,962 shares of common stock and 3,939,962 April 2022 Warrants to purchase 1,969,981 shares of common stock to cover over-allotments, if any. The over-allotment option may be exercised separately for shares of common stock at a price to the underwriters of $1.24255 per share, and April 2022 Warrants at a price of $0.01 per April 2022 Warrant. On April 14, 2022, the Underwriters exercised their option to purchase the 3,939,962 April 2022 Warrants pursuant to the over-allotment option but did not exercise their option to purchase the additional 3,939,962 shares of common stock.

The Company received net proceeds of approximately $32.8 million from the Underwritten Offering, which includes the April 2022 Warrants sold upon the exercise of the Underwriters’ overallotment option. The Underwritten Offering closed on April 19, 2022.

The Underwritten Offering was made pursuant to the Company’s effective “shelf” registration statement on Form S-3 (Registration No. 333-256650) filed with the Securities and Exchange Commission on May 28, 2021 and declared effective by the SEC on June 8, 2021, and an accompanying prospectus dated June 8, 2021 as supplemented by a prospectus supplement dated April 13, 2022.

15. Subsequent Events

Workforce Reduction

On August 10, 2022, Oncocyte announced plans to strategically realign its operations and implement cost reduction programs to prioritize near term revenue generators and to manage and preserve cash. As part of this strategic realignment, the Company announced a reduction in force involving full-time employees (the “Reduction”), which Oncocyte expects will decrease its annual cash compensation costs by over $4.5 million, exclusive of related employee severance and benefit costs (as described further below). The Reduction began on August 8, 2022 and is expected to be completed by September 30, 2022.

In connection with the Reduction, we estimate that we will incur charges of approximately $2.0 million related to employee severance and benefits costs in the third quarter of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements about any of the following: uncertainties associated with the ongoing coronavirus (COVID-19) pandemic, including its possible effects on our operations, the demand for our diagnostic tests and other laboratory tests and Pharma Services, and our ability to raise capital to finance our operations; our ability to efficiently and flexibly manage our business amid uncertainties related to COVID-19; any projections of earnings, revenue, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans, and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While Oncocyte may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Oncocyte estimates change and readers should not rely on those forward-looking statements as representing Oncocyte views as of any date subsequent to the date of the filing of this Quarterly Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and Oncocyte can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of Oncocyte. A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2021, and our other reports filed with the SEC from time to time.

The following discussion should be read in conjunction with Oncocyte’s unaudited condensed consolidated interim financial statements and the related notes provided under “Item 1- Financial Statements” above.

Recent Developments

On August 10, 2022, Oncocyte announced plans to strategically realign its operations and implement cost reduction programs to prioritize near term revenue generators and to manage and preserve cash. As part of this strategic realignment, the Company announced a Reduction in force involving full-time employees, which Oncocyte expects will decrease its annual cash compensation costs by over $4.5 million, exclusive of related employee severance and benefit costs. See Note 15 for additional information about the Reduction.

Management believes that, as a result of the strategic realignment, the expected program cost reductions combined with the Reduction in headcount and planned monetization of assets through strategic activities are anticipated to result in an over $12 million decrease in annualized operating expenses.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended June 30, 2022 to the matters that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, except as disclosed in Note 2 to our unaudited condensed consolidated interim financial statements included elsewhere in this Report.

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

Operating Summary for the Three and Six Months ended June 30, 2022 and 2021 (amounts in thousands, except percentage changes)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

Revenues	2,067	2,030	37	2%	3,491	3,154	337	11%
Cost of revenues	2,381	2,424	(43)	-2%	4,338	3,469	869	25%
Research and development expenses	5,574	2,537	3,037	120%	10,702	5,898	4,804	81%
Sales and marketing expenses	3,522	2,673	849	32%	6,759	4,927	1,832	37%
General and administrative expenses	5,511	7,934	(2,423)	-31%	11,164	12,698	(1,534)	-12%
Change in fair value of contingent consideration	(6,359)	30	(6,389)	-21297%	(11,015)	1,090	(12,105)	-1111%
Loss from operations	(8,562)	(13,568)	5,006	-37%	(18,457)	(24,928)	6,471	-26%
Other income (expense)	262	1,281	(1,019)	-80%	(134)	1,158	(1,292)	-112%
Loss before income taxes	(8,300)	(12,287)	3,987	-32%	(18,591)	(23,770)	5,179	-22%
Income tax benefit	-	1,794	(1,794)	n/a	-	9,358	(9,358)	-100%
Net Loss	(8,300)	(10,493)	2,193	-21%	(18,591)	(14,412)	(4,179)	29%

Results of Operations – Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021

Revenues increased by $0.1 million to $2.1 million for the three months ended June 30, 2022, as compared to $2.0 million in the comparable prior year quarter, primarily due to increased revenues in DetermaRx™ tests.

Loss before income taxes was $8.3 million for the three months ended June 30, 2022, and $12.3 million for the three months ended June 30, 2021. Net change in loss before income taxes was comprised of the change in revenues described above and other changes in operating expenses and other income and expenses as follows:

● DetermaRx™ testing revenue increased by $0.2 million due to an increase in revenue from increased tests during the quarter. Pharma Services revenue increased by $0.1 million due to an increased number of contracts performed during the period. Licensing revenue decreased by $0.2 million due to decreased assay shipments in relation to the Burning Rock Sublicense Agreement.

● Cost of revenue and amortization of acquired intangibles was $2.4 million for the three months ended June 30, 2022 and three months ended June 30, 2021, primarily consisting of labor and allocated overhead associated with performing our DetermaRx™ tests and Pharma Services, and with providing revenue deliverables under our license agreements, as well as noncash amortization of acquired intangible assets such as our Razor asset and customer relationship intangible assets acquired as part of the Insight merger.

● Research and development expenses increased $3.0 million to $5.6 million, primarily due to increased headcount and continued development of DetermaIO™, DetermaTx™, DetermaMx™ and VitaGraftTM (formerly TheraSureTM Transplant Monitor), increased expense in clinical trials to promote the commercialization of DetermaRx™, and the development of our planned DetermaCNI™ (formerly TheraSureTM - CNI Monitor).

● Sales and marketing expenses increased $0.8 million to $3.5 million primarily attributable to increase in headcount and continued ramp in sales and marketing activities related to the transplant business, as well as support the commercialization efforts within oncology.

● General and administrative expenses decreased $2.4 million to $5.5 million, primarily due to decreased consulting, and personnel expenses.

● Change in fair value of contingent considerations increased by $6.4 million, from a loss of $30,000 to a gain of $6.4 million, due to changes in discount rates and revised estimates on the timing of possible future payouts.

● Other expenses decreased by $1.0 million, from a gain of $1.3 million to $0.3 million, primarily due to unrealized loss on marketable equity securities.

Results of Operations – Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021

Revenues increased by $0.3 million to $3.5 million for the six months ended June 30, 2022, as compared to $3.2 million in the comparable prior year quarter, primarily due to increased revenues in DetermaRx™ tests.

Loss before income taxes was $18.6 million for the six months ended June 30, 2022, and $23.8 million for the six months ended June 30, 2021. Net change in loss before income taxes was comprised of the change in revenues described above and other changes in operating expenses and other income and expenses as follows:

● DetermaRx™ testing revenue increased by $0.6 million due to an increase in revenue from increased tests during the quarter. Pharma Services revenue decreased by $0.1 million due to a decreased number of contracts performed during the period. Licensing revenue decreased by $0.2 million due to decreased assay shipments in relation to the Burning Rock Sublicense Agreement.

● Cost of revenue and amortization of acquired intangibles increased by $0.8 million, from $3.5 million to $4.3 million, primarily due to increased labor and allocated overhead associated with performing our DetermaRx™ tests and Pharma Services, and with providing revenue deliverables under our license agreements, as well as increased noncash amortization of acquired intangible assets such as our Razor asset and customer relationship intangible assets acquired as part of the Insight merger.

● Research and development expenses increased $4.8 million to $10.7 million, primarily due to increased headcount and continued development of DetermaIO™, DetermaTx™, DetermaMx™ and VitaGraftTM, increased expense in clinical trials to promote the commercialization of DetermaRx™, and the development of our planned DetermaCNI™.

● Sales and marketing expenses increased $1.8 million to $6.8 million primarily attributable to increase in headcount and continued ramp in sales and marketing activities related to the transplant business, as well as support the commercialization efforts within oncology.

● General and administrative expenses decreased $1.5 million to $11.2 million, primarily due to decreased consulting, and personnel expenses.

● Change in fair value of contingent considerations increased by $12.1 million, from a loss of $1.1 million to a gain of $11.0 million, due to changes in discount rates and revised estimates on the timing of possible future payouts.

● Other expenses increased by $1.3 million, from a gain of $1.2 million to a loss of $0.1 million, primarily due to unrealized loss on marketable equity securities.

Revenues (amounts in thousands, except percentage changes)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
DetermaRx™	$830	$645	$185	29%	$1,834	$1,251	$583	47%
Pharma Services	237	168	69	41%	617	686	(69)	-10%
Licensing	1,000	1,217	(217)	-18%	1,040	1,217	(177)	-15%
Total	$2,067	$2,030	$37	2%	$3,491	$3,154	$337	11%

We recognize testing revenues for our services in accordance with the provisions of ASC 606, Revenue from Contracts with Customers as further discussed in Note 2 of this Report. During the first quarter of 2020, we generated revenues for the first time since our company’s inception in 2009. We currently derive our revenues from the sale of our novel lung cancer stratification test, DetermaRx™, which we commercially launched in early 2020, and from Pharma Services generated by our wholly owned subsidiaries, Insight and Chronix, which we acquired on January 31, 2020 and April 15, 2021, respectively. From 2021, we also recognized revenue from the licensing of our technology related to DetermaRx™, DetermaCNITM and VitaGraftTM. See Notes 2 and 3.

Under U.S. generally accepted accounting principles, we may not recognize revenues even if we have performed the diagnostic tests we have commercialized until we have contracts for reimbursement from third-party payers and a history of experience of cash collections for the tests we perform. Until we develop that experience or have the contracts in place with payers or there is Medicare or other insurance coverage for a test, we recognize revenue upon payment for the tests that we perform. In September 2020, we received a final pricing decision for our DetermaRx™ test from CMS and commenced recognizing revenue on an accrual basis when DetermaRx™ tests are performed for Medicare covered patients, or when payment was approved by Medicare in the case of certain tests performed prior to September 2020. As of March 31, 2021, we also commenced recognizing revenues when the test result is delivered or made available to the prescribing physician electronically for Medicare Advantage covered tests at the CMS approved rate. All other payers for the DetermaRx™ test are currently recognized upon payment. For financial accounting purposes, regardless of when, or whether, revenues may be recognized, we incurred and accrued costs of revenues and other operating expenses discussed below related to any services we perform. Our ability to increase our testing revenue for DetermaRx™ will depend on our ability to penetrate the market and obtain coverage from additional third-party payers.

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

Licensing revenues for the six months ended June 30, 2022 primarily reflect the revenue recognition of $1.0 million in relation to the Initial Milestone Payments related to the Exclusive Sublicense Agreement in the PRC Territory (the “Sublicense Agreement”) with Burning Rock Biotech Limited (“Burning Rock”). Like Pharma Services revenues, licensing revenues may vary significantly between accounting periods reflecting the attainment of additional licensing agreement milestones that trigger license fees payable to Oncocyte, or reflecting the beginning or end of a revenue stream upon the commencement or termination of a license agreement related to a particular customer project.

The following table presents the percentage of consolidated revenues by products or services classes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
DetermaRx™	40%	32%	53%	40%
Pharma Services	11%	8%	18%	22%
Licensing	49%	60%	29%	38%
	100%	100%	100%	100%

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

Research and development expenses

A summary of the main drivers of the change in research and development expenses for the periods presented, is as follows (amounts in thousands, except percentage changes):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

Personnel-related expenses	$2,146	$878	$1,268	144%	$4,261	$1,966	$2,295	117%
Laboratory supplies and expenses	791	657	134	20%	1,627	1,214	413	34%
Clinical trials	746	140	606	433%	1,517	114	1,403	1231%
Professional fees, legal, and outside services	719	120	599	499%	1,129	1,377	(248)	-18%
Share-based compensation	470	330	140	42%	896	596	300	50%
Facilities and insurance	286	69	217	314%	563	134	429	320%
Depreciation	289	124	165	133%	499	211	288	136%
Severance	19	-	19	n/a	19	-	19	n/a
Other	108	219	(111)	-51%	191	286	(95)	-33%
Total	$5,574	$2,537	$3,037	120%	$10,702	$5,898	$4,804	81%
% of Net Revenue	270%	125%		145%	307%	187%		120%

We expect to continue to incur a significant amount of research and development expenses during the foreseeable future. Although we have terminated development work for our DetermaDx™ product line, we will continue development of DetermaIO™, DetermaTx™, DetermaMx™ and VitaGraftTM; clinical trials to promote commercialization of DetermaRx™; and, with the recent completion of the Chronix merger, the development of our planned DetermaCNI™ test. Our future research and development efforts and expenses will also depend on the amount of capital that we are able to raise to finance those activities and whether we acquire rights to any new diagnostic tests. A portion of our costs for leasing and operating our CLIA laboratories in California and Tennessee, and in Germany with the recent completion of the Chronix Merger, will also be included in research and development expenses to the extent allocated to the development of our diagnostic tests.

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

Sales and marketing expenses

A summary of the main drivers of the change in sales and marketing expenses for the periods presented, is as follows (amounts in thousands, except percentage changes):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

Personnel-related expenses	$2,058	$1,618	$440	27%	$3,917	$3,031	$886	29%
Professional fees, legal, and outside services	370	324	46	14%	789	667	122	18%
Share-based compensation	403	334	69	21%	738	587	151	26%
Marketing & Advertising	299	119	180	151%	651	194	457	236%
Facilities and insurance	96	50	46	92%	173	80	93	116%
Other	296	228	68	30%	491	368	123	33%
Total	$3,522	$2,673	$849	32%	$6,759	$4,927	$1,832	37%
% of Net Revenue	170%	132%		39%	334%	244%		90%

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

General and administrative expenses

A summary of the main drivers of the change in general and administrative expenses for the periods presented, is as follows (amounts in thousands, except percentage changes):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

Personnel-related expenses and board fees	$2,219	$1,285	$934	73%	$4,557	$2,514	$2,043	81%
Professional fees, legal, and outside services	1,034	1,994	(960)	-48%	2,309	4,010	(1,701)	-42%
Share-based compensation	1,282	1,171	111	9%	2,463	1,897	566	30%
Facilities and insurance	641	959	(318)	-33%	1,339	1,682	(343)	-20%
Severance	125	-	125	n/a	124	-	124	n/a
Severance - Chronix acquisition	-	2,323	(2,323)	-100%	-	2,310	(2,310)	-100%
Other	210	202	8	4%	372	285	87	31%
Total	$5,511	$7,934	$(2,423)	-31%	$11,164	$12,698	$(1,534)	-12%
% of Net Revenue	267%	391%		-124%	552%	628%		-76%

Change in fair value of contingent consideration

We will pay contingent consideration if various payment milestones are triggered under the merger agreements through which we acquired Insight and Chronix. See Note 3 to our unaudited condensed consolidated interim financial statements included in this Report. Changes in the fair value of the contingent consideration will be based on our reassessment of the key assumptions underlying the determination of this liability as changes in circumstances and conditions occur from the Insight and Chronix acquisition dates to the reporting period being presented, with the subsequent change in fair value recorded as part of our consolidated loss from operations for that period. For the six months ended June 30, 2022, we recorded a gain of approximately $11.0 million related to the decrease in the fair value of contingent consideration primarily attributable to change in discount rates and a revised estimate of the timing of the possible future payouts.

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

Income taxes

In connection with the Razor acquisition discussed in Note 3 to our unaudited condensed consolidated interim financial statements included elsewhere in this Report, a change in the acquirer’s valuation allowance that stems from the purchase of assets should be recognized as an element of the acquirer’s income tax benefit in the period of the acquisition. Accordingly, for the three months ended March 31, 2021, we recorded a $7.6 million partial release of our valuation allowance and a corresponding income tax benefit stemming from the deferred tax liability generated by the Razor intangible assets we acquired.

Oncocyte did not record any provision or benefit for income taxes for the six months ended June 30, 2022, as Oncocyte had a full valuation allowance for the periods presented.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Other than the partial releases discussed above, we established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from our net operating loss carry-forwards and other deferred tax assets.

Liquidity and Capital Resources

We finance our operations primarily through the sale of our common stock. We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $206.4 million at June 30, 2022. We expect to continue to incur operating losses and negative cash flows for the near future.

At June 30, 2022, we had $44.8 million of cash and cash equivalents, and held shares of Lineage and AgeX common stock as marketable equity securities valued at $0.6 million. During the six months ended June 30, 2022 we raised approximately $30,000 in net cash proceeds through sales of shares of our common stock through the ATM Offering. On June 1, 2022, Oncocyte received net proceeds of approximately $4.9 million from the Series A Preferred Stock issued from the first tranche of the Series A Preferred Stock Offering. On April 19, 2022, Oncocyte received net proceeds of approximately $32.8 million from the Underwritten Offering of 26,266,417 shares of common stock and 26,266,417 April 2022 Warrants to purchase up to 13,133,208.5 shares of common stock. See Notes 1 and 14 for additional information about the April 2022 Offerings. We believe that our current cash, cash equivalents, and marketable equity securities are sufficient to finance our current operations through at least twelve months from the issuance date of the unaudited condensed consolidated interim financial statements included in this Report.

We expect that our operating expenses will increase as we build our marketing and sales force along with actively looking for partner companies to share or take on the sales efforts for new products. We also expect to add new equipment and personnel to our CLIA laboratories to commercialize DetermaRx™, followed by DetermaIO™ for clinical use and other diagnostic tests in our pipeline after development is completed, including VitaGraftTM and DetermaCNI™ acquired through the Chronix Merger. Although we intend to market our diagnostic tests in the United States through our own sales force, we are also beginning to make marketing arrangements with distributors in other countries. We may also explore a range of other commercialization options in order to enter overseas markets and to reduce our capital needs and expenditures, and the risks associated the timelines and uncertainty for attaining the Medicare reimbursement approvals that will be essential for the successful commercialization of additional cancer diagnostic tests. Those alternative arrangements could include marketing arrangements with other diagnostic companies through which we might receive a licensing fee and royalty on sales, or through which we might form a joint venture to market one or more tests and share in net revenues, in the United States or abroad.

In addition to sales and marketing expenses, we will incur expenses from leasing and improving our new office and laboratory facilities in Nashville, Tennessee.

We may need to meet significant cash payment or stock obligations to former Insight and Chronix shareholders in connection with our acquisition of those companies, as disclosed in Note 3 to the unaudited condensed consolidated interim financial statements included elsewhere in this Report. To meet the future cash payment obligations, we may have to utilize cash on hand that would otherwise be available to us for other business and operational purposes, which could cause us to delay or reduce activities in the development and commercialization of our cancer tests.

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

Cash used in operations

During the six months ended June 30, 2022, our total research and development expenses were $10.7 million, our sales and marketing expenses were $6.8 million, and our general and administrative expenses were $11.2 million. We also incurred $4.3 million in cost of revenues, including $1.9 million amortization of intangible expenses, in the first six months of 2022. Net loss for the six months ended June 30, 2022 amounted to $18.6 million and net cash used in operating activities amounted to $24.6 million. Our cash used in operating activities during the six months ended June 30, 2022 does not include the following noncash items: $4.2 million in stock-based compensation; $11.0 million in gain from change in fair value of contingent consideration; $0.3 million in gain from change in fair value of Series A redeemable convertible preferred stock second tranche obligation; $2.6 million in depreciation and amortization expenses; and $0.3 million in unrealized loss on marketable equity securities. Changes in operating assets and liabilities were approximately $1.8 million as an additional use of cash.

Cash used in investing activities

During the six months ended June 30, 2022, net cash used in investing activities was $2.7 million, primarily attributable to $2.7 million paid for construction in progress and purchase of furniture and equipment.

Cash provided by financing activities

During the six months ended June 30, 2022, net cash provided in financing activities was $36.5 million, primarily attributable to $32.5 million of net cash proceeds from the sale of shares of common stock, including $30,000 of net cash proceeds from at-the-market transactions, and $4.8 million of net cash proceeds from the sale of redeemable convertible Series A preferred shares, offset by repayments of principal on loans payable and financing lease obligations of $0.8 million.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Numbers	Exhibit Description
1.1	Underwriting Agreement, dated April 13, 2022, between Oncocyte Corporation and BTIG, LLC, as representative of the underwriters named therein (Incorporated by reference to Oncocyte Corporation’s Form 8-K filed with the Securities and Exchange Commission on April 19, 2022).

3.2	Certificate of Determination of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Oncocyte Corporation (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2022)

4.1	Form of Common Stock Purchase Warrant (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2022)

10.2	Form of Securities Purchase Agreement dated April 13, 2022, by and among Oncocyte Corporation and certain investors (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2022)

10.3	Amended and Restated 2018 Equity Incentive Plan (Incorporated by reference to Appendix A to Oncocyte Corporation’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 8, 2022)

31.1*	Certification of Ronald Andrews, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2022

31.2*	Certification of Anish John, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2022

32.1**	Certifications of Ronald Andrews, President and Chief Financial Officer, and Anish John, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2022

101*	Interactive Data Files

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOCYTE CORPORATION

Date: August 11, 2022	/s/ Ronald Andrews
Ronald Andrews
President and Chief Executive Officer

Date: August 11, 2022	/s/ Anish John
Anish John
Chief Financial Officer

