Form 10-Q
period 2022-09-30
Oncocyte Corp
filed 2022-11-10
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of common stock outstanding as of November 3, 2022 was 118,643,821.

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

Item 1. Financial Statements

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32,053	$35,605
Accounts receivable	1,990	1,437
Marketable equity securities	419	904
Prepaid expenses and other current assets	2,174	1,197
Total current assets	36,636	39,143

NONCURRENT ASSETS
Right-of-use and financing lease assets, net	2,337	2,779
Machinery and equipment, net, and construction in progress	9,256	5,748
Goodwill	18,684	18,684
Intangible assets, net	88,365	91,245
Restricted cash	1,700	1,700
Other noncurrent assets	366	264
TOTAL ASSETS	$157,344	$159,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,826	$2,447
Accrued compensation	4,067	3,376
Accrued expenses and other current liabilities	3,809	2,425
Accrued severance from acquisition	2,314	2,352
Accrued liabilities from acquisition	109	1,388
Loans payable, net of deferred financing costs	-	1,313
Right-of-use and financing lease liabilities, current	827	819
Total current liabilities	12,952	14,120

NONCURRENT LIABILITIES
Right-of-use and financing lease liabilities, noncurrent	2,935	3,545
Contingent consideration liabilities	59,524	76,681

TOTAL LIABILITIES	75,411	94,346

COMMITMENTS AND CONTINGENCIES

Series A Redeemable Convertible Preferred Stock, no par value; stated value $1,000 per share; 12 shares authorized, 6 shares issued and outstanding at September 30, 2022; aggregate liquidation preference of $6,001 as of September 30, 2022	5,076	-

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 230,000 shares authorized; 118,619 and 92,232 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	292,536	252,954
Accumulated other comprehensive income	19	37
Accumulated deficit	(215,698)	(187,774)
Total shareholders’ equity	76,857	65,217
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$157,344	$159,563

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net revenue	$1,017	$984	$4,508	$4,138

Cost of revenues	1,215	860	3,641	2,948
Cost of revenues – amortization of acquired intangibles	976	990	2,888	2,371
Gross profit	(1,174)	(866)	(2,021)	(1,181)

Operating expenses:
Research and development	4,421	3,142	15,123	9,040
Sales and marketing	4,005	2,931	10,764	7,858
General and administrative	5,763	5,495	16,927	18,193
Change in fair value of contingent consideration	(6,142)	1,170	(17,157)	2,260
Total operating expenses	8,047	12,738	25,657	37,351

Loss from operations	(9,221)	(13,604)	(27,678)	(38,532)

OTHER INCOME (EXPENSES), NET
Interest expense, net	(14)	(50)	(65)	(167)
Unrealized gain (loss) on marketable equity securities	(160)	(138)	(485)	248
Pro rata loss from equity method investment in Razor	-	-	-	(270)
Gain on extinguishment of debt (PPP loan)	-	-	-	1,141
Other income (expenses), net	62	(8)	304	10
Total other income (expenses), net	(112)	(196)	(246)	962

LOSS BEFORE INCOME TAXES	(9,333)	(13,800)	(27,924)	(37,570)

Income tax benefit	-	-	-	9,358

NET LOSS	$(9,333)	$(13,800)	$(27,924)	$(28,212)

Accretion of Series A redeemable convertible preferred stock	(222)	-	(294)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC AND DILUTED	$(9,555)	$(13,800)	$(28,218)	$(28,212)

Net loss per share: basic and diluted	$(0.08)	$(0.15)	$(0.26)	$(0.32)

Weighted average shares outstanding: basic and diluted	118,610	91,453	108,158	87,812

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

4

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

NET LOSS	$(9,333)	$(13,800)	$(27,924)	$(28,212)
Foreign currency translation adjustments	(12)	-	(18)	-
COMPREHENSIVE LOSS	$(9,345)	$(13,800)	$(27,942)	$(28,212)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

		Three Months Ended September 30, 2022
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance at June 30, 2022	5,882	$4,854	118,609	$289,649	$31	$(206,437)	$83,243
Net Loss	-	-	-	-	-	(9,333)	(9,333)
Foreign currency translation adjustment	-	-	-	-	(12)	-	(12)
Stock-based compensation	-	-	-	3,181	-	-	3,181
Shares issued upon vesting of RSU, net of shares retired to pay employees’ taxes	-	-	10	-	-	-	-
Accretion of Series A convertible preferred stock to redemption value	-	222	-	(294)	-	72	(222)
Balance at September 30, 2022	5,882	$5,076	118,619	$292,536	$19	$(215,698)	$76,857

	Three Months Ended September 30, 2021
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance at June 30, 2021	-	$-	90,316	$240,755	$-	$(138,089)	$102,666
Net Loss	-	-	-	-	-	(13,800)	(13,800)
Stock-based compensation	-	-	-	1,849	-	-	1,849
Issuance of common shares, including at-the-market transactions, net of financing costs and underwriting discounts	-	-	1,109	6,054	-	-	6,054
Stock options exercised	-	-	137	974	-	-	974
Warrants exercised	-	-	573	1,808	-	-	1,808
Shares issued upon vesting of RSU, net of shares retired to pay employees’ taxes	-	-	23	(202)	-	-	(202)
Balance at September 30, 2021	-	$-	92,158	$251,238	$-	$(151,889)	$99,349

	Nine Months Ended September 30, 2022
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance at December 31, 2021	-	$-	92,232	$252,954	$37	$(187,774)	$65,217
Net Loss	-	-	-	-	-	(27,924)	(27,924)
Foreign currency translation adjustment	-	-	-	-	(18)	-	(18)
Stock-based compensation	-	-	-	7,423	-	-	7,423
Issuance of common shares, including at-the-market transactions, net of financing costs and underwriting discounts	-	-	26,281	32,453	-	-	32,453
Shares issued upon vesting of RSU, net of shares retired to pay employees’ taxes	-	-	106	-	-	-	-
Issuance of Series A redeemable convertible preferred stock, net of financing costs	5,882	4,782	-	-	-	-	-
Accretion of Series A convertible preferred stock to redemption value	-	294	-	(294)	-	-	(294)
Balance at September 30, 2022	5,882	$5,076	118,619	$292,536	$19	$(215,698)	$76,857

	Nine Months Ended September 30, 2021
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance at December 31, 2020	-	$-	69,117	$157,160	$-	$(123,677)	$33,483
Net Loss	-	-	-	-	-	(28,212)	(28,212)
Stock-based compensation	-	-	-	5,136	-	-	5,136
Issuance of common shares, including at-the-market transactions, net of financing costs and underwriting discounts	-	-	19,536	74,922	-	-	74,922
Stock options exercised	-	-	894	2,573	-	-	2,573
Warrants exercised	-	-	828	2,631	-	-	2,631
Shares issued upon vesting of RSU, net of shares retired to pay employees’ taxes	-	-	153	(239)	-	-	(239)
Issuance of common stock to Razor Genomics	-	-	982	5,756	-	-	5,756
Issuance of common stock to Chronix Biomedical	-	-	648	3,299	-	-	3,299
Balance at September 30, 2021	-	-	92,158	251,238	$-	(151,889)	99,349

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,924)	$(28,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,062	582
Amortization of intangible assets	2,880	2,371
Pro rata loss from equity method investment in Razor	-	270
Stock-based compensation	7,423	5,136
Unrealized (gain) loss on marketable equity securities	485	(248)
Amortization of debt issuance costs	12	46
Change in fair value of contingent consideration	(17,157)	2,260
Change in fair value of Series A redeemable convertible preferred stock second tranche obligation	(352)	-
Deferred income tax benefit	-	(9,358)
Gain on extinguishment of debt (PPP loan)	-	(1,141)

Changes in operating assets and liabilities:
Accounts receivable	(553)	(824)
Lease liabilities	(156)	169
Prepaid expenses and other assets	(745)	(787)
Accounts payable and accrued liabilities	422	(1,592)
Accrued severance and liabilities from Chronix Biomedical acquisition	(1,317)	2,452
Net cash used in operating activities	(35,920)	(28,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Insight Genetics, net of cash acquired	-	(607)
Acquisition of Razor Genomics asset, net of cash acquired	-	(6,648)
Acquisition of Chronix Biomedical, net of cash acquired	-	(4,459)
Construction in progress and purchases of equipment	(3,538)	(1,846)
Net cash used in investing activities	(3,538)	(13,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	2,573
Proceeds from sale of common shares	32,812	65,262
Financing costs to issue common shares	(389)	(2,676)
Proceeds from sale of redeemable convertible Series A preferred shares	4,875	-
Financing costs to issue redeemable convertible Series A preferred shares	(93)	-
Proceeds from sale of common shares under at-the-market transactions	31	12,724
Financing costs for at-the-market sales	(1)	(390)
Proceeds from exercise of warrants	-	2,631
Common shares received and retired for employee taxes paid	-	(239)
Repayment of loan payable	(1,325)	(1,125)
Repayment of financing lease obligations	(4)	(127)
Net cash provided by financing activities	35,906	78,633

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,552)	36,197

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING	37,305	8,843
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING	$33,753	$45,040

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$24	$96

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Common stock issued for acquisition of Razor Genomics asset	$-	$5,756
Deferred tax liability generated from the acquisition of Razor Genomics asset	-	7,564
Common stock issued for acquisition of Chronix Biomedical	-	3,299
Deferred tax liability generated from the acquisition of Chronix	-	1,794
Initial fair value of contingent consideration at acquisition date	-	42,295
Assumed liability from Chronix Acquisition	-	3,489
Construction in progress, machinery and equipment purchases included in accounts payable, accrued liabilities and landlord liability	1,032	193

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

Liquidity

Oncocyte has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $216.0 million as of September 30, 2022. Oncocyte expects to continue to incur operating losses and negative cash flows for the foreseeable future. Oncocyte did not generate revenues from its operations prior to the first quarter of 2020, and revenues since that period through the issuance of this quarterly filing were not sufficient to cover Oncocyte’s operating expenses. Since its formation, Oncocyte has financed its operations primarily through the sale of shares of its common stock, convertible preferred stock and warrants to acquire common stock.

As of September 30, 2022, Oncocyte had $32.1 million of cash and cash equivalents and held shares of Lineage Cell Therapeutics, Inc. (“Lineage”) and AgeX Therapeutics, Inc. (“AgeX”) common stock as marketable equity securities with a combined fair market value of $0.4 million.

On June 11, 2021, Oncocyte entered into an at-the-market sales agreement with BTIG, LLC as sales agent and/or principal (the “Agent” or “BTIG”) pursuant to which Oncocyte may sell up to an aggregate of $50,000,000 of shares of Oncocyte common stock from time to time through the Agent (the “ATM Offering”).

Between July 1, 2021 and September 30, 2022, Oncocyte sold 1,123,337 shares of common stock at an average offering price of $5.58 per share, for gross proceeds of approximately $6.27 million through the ATM Offering. Oncocyte will need to raise additional capital to finance its operations, including the development and commercialization of its cancer diagnostic and other tests, until such time as it is able to generate sufficient revenues from the commercialization of one or more of its laboratory tests and other tests, and performing Pharma Services to cover its operating expenses.

On April 13, 2022, Oncocyte entered into a securities purchase agreement (the “Securities Purchase Agreement”) with institutional accredited investors (the “Investors”), including Broadwood Capital, L.P. (“Broadwood”), Oncocyte’s largest shareholder, in a registered direct offering of 11,765 shares of our Series A Convertible Preferred Stock (the “Series A Preferred Stock”), which are convertible into a total of 7,689,542 shares of our common stock, at a conversion price of $1.53 (the “Series A Preferred Stock Offering”). The purchase price of each share of Series A Preferred Stock was $850, which included an original issue discount to the stated value of $1,000 per share. The closing of the Series A Preferred Stock Offering will occur in two equal tranches of $5,000,000 each for aggregate gross proceeds from both closings of $10,000,000. The first closing occurred on June 1, 2022, and Oncocyte received net proceeds of approximately $4.9 million from the Series A Preferred Stock issued from the first tranche. See Note 15 for additional information about the Series A Preferred Stock Offering.

Further, on April 13, 2022, Oncocyte entered into an underwriting agreement (the “Underwriting Agreement”) with BTIG, LLC, as representative of the underwriters named therein (the “Underwriters”), pursuant to which Oncocyte agreed to issue and sell to the Underwriters an aggregate of 26,266,417 shares of common stock, and 26,266,417 warrants to purchase up to 13,133,208.5 shares of common stock (“April 2022 Warrants”) (the “Underwritten Offering,” and collectively with the Series A Preferred Stock Offering, the “April 2022 Offerings”). The Underwritten Offering closed on April 19, 2022. Pursuant to the Underwritten Offering, Broadwood acquired from us (i) 5,220,654 shares of common stock, and (ii) 6,003,752 April 2022 Warrants to purchase up to 3,001,876 shares of common stock at an exercise price of $1.53 per share. Pura Vida acquired from us (i) 4,984,093 shares of common stock, and (ii) 5,731,707 April 2022 Warrants to purchase up to 2,865,853 shares of common stock. On April 19, 2022, Oncocyte received net proceeds of approximately $32.8 million from the Underwritten Offering of 26,266,417 shares of common stock and 26,266,417 April 2022 Warrants to purchase up to 13,133,208.5 shares of common stock. See Note 15 for additional information about the Underwritten Offering.

As of September 30, 2022, Oncocyte devoted substantially all of its efforts on initial commercialization efforts for DetermaRx™, completing clinical development and planning commercialization of DetermaIO™, although DetermaIO™ is currently available for biopharma diagnostic development and research use only as a companion test in immunotherapy drug development to select patients for clinical trials; continuing development and planning commercialization of DetermaTxTM and the clinical launch of VitaGraftTM. While Oncocyte plans to primarily market its laboratory tests in the United States through its own sales force, it is also beginning to make marketing arrangements with distributors in other countries. In order to reduce capital needs and to expedite the commercialization of any new laboratory tests that may become available for clinical use, Oncocyte may also pursue marketing arrangements with other diagnostic companies through which Oncocyte might receive licensing fees and royalty on sales, or through which it might form a joint venture to market its tests and share in net revenues, in the United States or abroad.

Management believes that its cash, cash equivalents and marketable equity securities are sufficient to carry out operations through at least twelve months from the issuance date of the unaudited condensed consolidated interim financial statements included in this Report. However, the ability of the Company to continue as a going concern is dependent on the Company’s ability to implement or revise its current business plan, generate sufficient revenue and raise additional capital.

Due to the inherent uncertainty in predicting future revenues and certain variable costs, management plans to reduce cash flows, including by: (i) materially deferring or limiting the Company’s spending on capital equipment; (ii) reevaluating the level of commission payouts to match current sales performance; (iii) reducing the use of external consultants and contract resources; (iv) possibly re-evaluating of our clinical trial expenses, or (v) reallocating investments in our fixed capital and infrastructure and/or (vi) making changes to our executive compensation structure.

In addition to general economic and capital market trends and conditions, Oncocyte’s ability to raise sufficient additional capital to finance its operations from time to time will depend on a number of factors specific to Oncocyte’s operations such as operating revenues and expenses, progress in development of, or in obtaining reimbursement coverage from Medicare for DetermaIO™ and other future laboratory tests that Oncocyte may develop or acquire. See “Risk Factors”.

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

In determining fair value, Oncocyte utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. For the periods presented, Oncocyte has no financial assets or liabilities recorded at fair value on a recurring basis, except for money market funds and marketable equity securities of Lineage and AgeX common stock held by Oncocyte described below. These assets are measured at fair value using the period-end quoted market prices as a Level 1 input. Oncocyte also has certain contingent consideration liabilities which are carried at fair value based on Level 3 inputs (see Note 3).

The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of September 30, 2022 (in thousands):

	As of September 30, 2022
	Total carrying and estimated fair value	Quated prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Assets:
Marketable equity securities	$419	$419	$-	$-
Total	$419	$419	$-	$-

Liabilities:
Contingent consideration liabilities	$59,524	$-	$-	$59,524
Total	$59,524	$-	$-	$59,524

The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of December 31, 2021 (in thousands):

	As of December 31, 2021
	Total carrying and estimated fair value	Quated prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Assets:
Marketable equity securities	$904	$904	$-	$-
Total	$904	$904	$-	$-

Liabilities:
Contingent consideration liabilities	$76,681	$-	$-	$76,681
Total	$76,681	$-	$-	$76,681

The carrying amounts of prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.

Cash, cash equivalents, and restricted cash

The Company’s reconciliation of cash and cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows were as follows (in thousands):

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$32,053	$35,605
Restricted cash	1,700	1,700
Cash, cash equivalents and restricted cash shown in the condensed statements of cash flows	$33,753	$37,305

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

Oncocyte does not have intangible assets with indefinite useful lives other than goodwill and the acquired IPR&D discussed in Notes 3 and 4. As of December 31, 2021 and September 30, 2022, there has been no impairment of goodwill and intangible assets.

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

Impairment of long-lived assets

Oncocyte assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Oncocyte’s long-lived assets consist primarily of intangible assets, right-of-use assets for operating leases, customer relationships, and machinery and equipment. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying value of the asset over its fair value, is recorded. As of December 31, 2021 and September 30, 2022, there has been no impairment of long-lived assets.

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

As of September 30, 2022, Oncocyte had accounts receivable of $1.9 million from Medicare and Medicare Advantage covered DetermaRx™ tests (see Note 7). As of December 31, 2021, Oncocyte had accounts receivable of $1.1 million from Medicare covered DetermaRx™ tests.

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

Oncocyte establishes an allowance for doubtful accounts based on the evaluation of the collectability of its Pharma Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, reasonable and supportable forecast that affect the collectability of the reported amount, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. Oncocyte continuously monitors collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts. As of September 30, 2022, Oncocyte has not recorded any losses or allowance for doubtful accounts on its account receivables from Pharma Services.

As of September 30, 2022, Oncocyte had accounts receivable from Pharma Services customers of $0.1 million, as compared to $0.4 million as of December 31, 2021 (see Note 7).

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

All common stock equivalents are antidilutive because Oncocyte reported a net loss for all periods presented. The following table presents the calculation of basic and diluted loss per share of common stock (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to Oncocyte Corporation	$(9,333)	$(13,800)	$(27,924)	$(28,212)
Accretion of Series A redeemable convertible preferred stock	(222)	-	(294)	-
Net loss at attributable to common stockholders - Basic and Diluted	$(9,555)	$(13,800)	$(28,218)	$(28,212)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders - Basic and Diluted	118,610	91,453	108,158	87,812

Basic and diluted net loss per common share	$(0.08)	$(0.15)	$(0.26)	$(0.32)

Anti-dilutive potential common shares excluded from the computation of diluted net loss per common share:
Stock options	14,405	4,501	13,374	3,404
RSUs	452	60	48	-
Warrants	16,395	2,555	16,395	2,555
Series A redeemable convertible preferred stock	3,845	-	3,845	-
Total	35,097	7,116	33,662	5,959

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

As of September 30, 2022 and December 31, 2021, Oncocyte held 353,264 and 35,326 shares of common stock of Lineage and AgeX, respectively, as marketable equity securities with a combined fair market value of $0.4 million and $0.9 million, respectively.

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

The fair value of the Milestone Contingent Consideration was determined using a scenario analysis valuation method which incorporates Oncocyte’s assumptions with respect to the likelihood of achievement of the Milestones, credit risk, timing of the Milestone Contingent Consideration payments and a risk-adjusted discount rate to estimate the present value of the expected payments. The discount rate was estimated at approximately 17% after adjustment for the probability of achievement of the Milestones. No Milestone Contingent Consideration is payable with respect to a particular Milestone unless and until the Milestone is achieved. Since the Milestone Contingent Consideration payments are based on nonfinancial, binary events, management believes the use of the scenario analysis method is appropriate. The fair value of each Milestone after the Insight Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s condensed consolidated statements of operations.

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

The fair value of the Contingent Consideration after the Insight Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s condensed consolidated statements of operations. As of September 30, 2022, based on Oncocyte’s reassessment of the significant assumptions noted above, there was an increase of approximately $0.4 million to the fair value of the Contingent Consideration primarily attributable to revised estimates of the timing of the possible future payouts and, accordingly, this increase was recorded as change in fair value of contingent consideration in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2022.

The following tables reflect the activity for Oncocyte’s Contingent Consideration for the nine months ended September 30, 2022 and September 30, 2021, measured at fair value using Level 3 inputs (in thousands):

Fair Value
Balance at December 31, 2020	$7,120
Change in estimated fair value	2,260
Balance at September 30, 2021	$9,380

Fair Value
Balance at December 31, 2021	$7,060
Change in estimated fair value	420
Balance at September 30, 2022	$7,480

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

On January 29, 2021, the principal shareholder of Razor informed Oncocyte that the milestone requiring Oncocyte to purchase the outstanding shares of Razor common stock had been attained under the Purchase Agreement and Minority Shareholder Purchase Agreements. On February 24, 2021, Oncocyte exercised the Option and completed the purchase of all the issued and outstanding shares of common stock of Razor and paid the selling shareholders in total $10 million in cash and issued a total of 982,318 shares of Oncocyte common stock having a market value of $5.7 million on that date. As a result of Oncocyte exercising the Option and purchasing the Razor common stock, Oncocyte is the sole shareholder of Razor.

Development Agreement

Under the Development Agreement, Razor reserved as a “Clinical Trial Expense Reserve” $4.0 million of the proceeds it received at the Initial Closing from the sale of the Razor Preferred Stock to Oncocyte, to fund Razor’s share of costs incurred in connection with a clinical trial of DetermaRx™ for purposes of promoting commercialization (“Clinical Trial”).

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

Under ASC 805-50, for asset acquisitions, the remaining Clinical Trial Milestone Payment will be recorded only if the consideration is both probable (milestone has been achieved) and estimable in accordance with ASC 450, Contingencies, and as of September 30, 2022, no contingent consideration payment was recorded as the Clinical Trial Milestone Payment was not deemed probable of achievement as of that date.

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

Deferred Revenue - In June 2018 and subsequently amended in June 2019, Chronix and a medical diagnostic service company in Germany (“the German customer”) entered into a licensing and testing service agreement (“the German agreement”) for intellectual property related to DetermaCNITM and VitaGraftTM. Under the terms of the agreement, Chronix received from the German customer an upfront payment of €3.7 million, less applicable VAT obligations, which Chronix recognized ratably over the contract term of 3.5 years. The German agreement contains a stipulation that requires Chronix to refund to the German customer a portion of the upfront fee on a pro rata basis if the German agreement is terminated prior to December 31, 2021. The deferred revenue of $738,000 recorded at the acquisition date represents the refund Oncocyte would pay to the German customer should it terminate the agreement prior to the agreed upon term. Oncocyte amortized the deferred revenue and recorded revenue ratably over the remaining period as the German customer’s refund rights expire. As of December 31, 2021, Oncocyte has fully amortized the deferred revenue and recorded revenue of $738,000. As of September 30, 2022, no revenues were recorded as a result of amortized deferred revenue.

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

The following is a discussion of the valuation methods and significant assumptions used to determine the fair value of Chronix’s material assets and liabilities in connection with the Chronix Merger:

Acquired In-Process Research and Development and Deferred Income Tax Liability – The fair value of identifiable IPR&D intangible assets consists of $46.8 million allocated to DetermaCNITM and VitaGraftTM. Oncocyte determined the estimated aggregate fair value of the test assets for DetermaCNITM and VitaGraftTM (the “Test Assets”) using the Multi-Period Excess Earnings Method (“MPEEM”) under the income approach. MPEEM calculates the economic benefits by determining the income attributable to an intangible asset after the returns are subtracted for contributory assets such as working capital, assembled workforce, and fixed assets. The resulting after-tax net earnings are discounted at a rate commensurate with the risk inherent in the economic benefit projections of the assets.

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

The fair value of the Milestone Payments was determined using a scenario analysis valuation method which incorporates Oncocyte’s assumptions with respect to the likelihood of achievement of the milestones defined in the Chronix Merger Agreement, credit risk, timing of the Milestone Payments and a risk-adjusted discount rate to estimate the present value of the expected payments. The discount rate was estimated at approximately 17% after adjustment for the probability of achievement of the milestones.

The fair value of the Royalty Payments was determined using a single scenario analysis method. The single scenario method incorporates Oncocyte’s assumptions with respect to specified future revenues generated from DetermaCNITM, over its estimated useful life, taking into account credit risk and a risk-adjusted discount rate to estimate the present value of the expected Royalty Payments. The credit and risk-adjusted discount rate was estimated at approximately 17%.

The fair value of the Transplant Sale Payments was determined using a single scenario analysis method. The single scenario method incorporates Oncocyte’s assumptions with respect to specified future licensing revenues generated from VitaGraftTM, over its estimated useful life, taking into account credit risk and a risk-adjusted discount rate to estimate the present value of the expected Transplant Sale Payments. The credit and risk-adjusted discount rate was estimated at approximately 17%.

The fair value of the Chronix Contingent Consideration after the Chronix Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s condensed consolidated statements of operations. As of September 30, 2022, based on Oncocyte’s reassessment of the significant assumptions noted above, there was a decrease of approximately $17.6 million to the fair value of the Contingent Consideration primarily attributable to revised estimates of the timing of the possible future payouts and, accordingly, this decrease was recorded as a change in fair value of contingent consideration in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2022.

The following tables reflect the activity for Oncocyte’s Contingent Consideration for the nine months ended September 30, 2022 and September 30, 2021, measured at fair value using Level 3 inputs (in thousands):

Fair Value
Balance at April 15, 2021	$42,295
Change in estimated fair value	-
Balance at September 30, 2021	$42,295

Fair Value
Balance at December 31, 2021	$69,621
Change in estimated fair value	(17,577)
Balance at September 30, 2022	$52,044

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

4. Goodwill and Intangible Assets, net

At September 30, 2022 and December 31, 2021, goodwill and intangible assets, net, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Goodwill - Insight Merger(1)	$9,194	$9,194
Goodwill - Chronix Merger(1)	9,490	9,490
Total Goodwill	18,684	18,684

Intangible assets:
Acquired IPR&D - DetermaIOTM (2)	$14,650	$14,650
Acquired IPR&D - DetermaCNI™ and VitaGraft™ (3)	46,800	46,800

Intangible assets subject to amortization:
Acquired intangible assets - customer relationship	440	440
Acquired intangible assets - Razor (see Note 3)	32,797	32,797
Total intangible assets	94,687	94,687
Accumulated amortization - customer relationship(4)	(235)	(169)
Accumulated amortization - Razor(4)	(6,087)	(3,273)
Intangible assets, net	$88,365	$91,245

(1)	Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the Insight Merger and the Chronix Merger (see Note 3).
(2)	See Note 3 for information on the Insight Merger.
(3)	See Note 3 for information on the Chronix Merger.
(4)	Amortization of intangible assets is included in “Cost of revenues – amortization of acquired intangibles” on the condensed consolidated statements of operations because the intangible assets pertain directly to the revenues generated from the acquired intangibles.

Future amortization expense of intangible assets subject to amortization is expected to be the following (in thousands):

Amortization
Year ending December 31,
2022	976
2023	3,904
2024	3,904
2025	3,823
2026	3,816
Thereafter	10,493
$26,916

5. Shareholders’ Equity

Series A Redeemable Convertible Preferred Stock

On April 13, 2022, the Company entered into a securities purchase agreement (“Purchase Agreement”) with institutional accredited investors, including Broadwood Capital, L.P., the Company’s largest shareholder, (the “Investors”) in a registered direct offering of 11,765 shares of our Series A Convertible Preferred Stock (the “Preferred Stock”), which shares of Preferred Stock are convertible into a total of 7,689,542 shares of our common stock, at a conversion price of $1.53. The purchase price of each share of Preferred Stock was $850, which included an original issue discount to the stated value of $1,000 per share. The rights, preferences and privileges of the Preferred Stock are set forth in our Certificate of Determination of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Certificate of Determination”), which we filed with the Secretary of State of the State of California. Pursuant to and subject to the terms and conditions of the the Purchase Agreement, the closing of the offering of Preferred Stock will occur in two equal tranches of $5,000,000 each for aggregate gross proceeds from both closings of $10,000,000. The first closing will occur on June 1, 2022. Subject to the terms and conditions of the Purchase Agreement, the second closing will occur on the earlier of (a) the second (2nd) trading day following the date that we receive notice from an Investor to accelerate the second closing and (b) a date selected by us on or after October 8, 2022 and on or prior to March 8, 2023. The Company intends to use the proceeds of the offering for general corporate purposes and working capital.

The Preferred Stock is convertible into shares of the Company’s common stock at any time at the holder’s option. The conversion price will be subject to customary anti-dilution adjustments for matters such as stock splits, stock dividends and other distributions on our common stock, and recapitalizations. A holder is prohibited from converting shares of Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the shares of our common stock then issued and outstanding (provided a holder may elect, at the first closing, to increase such beneficial ownership limitation solely as to itself up to 19.99% of the number of shares of our common stock outstanding immediately after giving effect to the conversion, provided further that following the receipt of shareholder approval required by applicable Nasdaq rules with respect to the issuance of common stock that would exceed the beneficial ownership limitation, such beneficial ownership limitation will no longer apply to the holder if the holder notified the Company that the holder wishes the Company to seek such shareholder approval). On July 15, 2022, the Company received such shareholder approval to remove the beneficial ownership limitation with respect to the Preferred Stock held by Broadwood Capital, L.P. The Company may force the conversion of up to one-third of the shares of Preferred Stock originally issued, subject to customary equity conditions, if the daily volume weighted average price of our common stock for 20 out of 30 trading days exceeds 140% of the conversion price and on 20 out of the same 30 trading days the daily trading volume equals or exceeds 400,000 shares of our common stock. The Company may only effect one forced conversion during any 30-trading day period.

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

As of September 30, 2022, Oncocyte had 11,765 preferred shares, no-par value, authorized, and 5,882.4 shares issued and outstanding. The future right or obligation associated with the Second Closing Tranche Preferred Stock is recorded at fair value from the $5 million proceeds received. The Company will remeasure the right or obligation associated with the Second Closing Tranche Preferred Stock to its fair value and record the change in fair value through earnings as an element of other income/expense. As of September 30, 2022, the Company determined the fair value to be $0.4 million and recorded the change in fair value through earnings as an element of other income/expense on the unaudited condensed consolidated statements of operations and within other current assets on the unaudited condensed consolidated balance sheets.

Common Stock

As of September 30, 2022 and December 31, 2021, Oncocyte has 230,000,000 shares of common stock, no-par value, authorized. As of September 30, 2022 and December 31, 2021, Oncocyte had 118,618,821 and 92,231,917 shares of common stock issued and outstanding, respectively.

Common Stock Purchase Warrants

As of September 30, 2022, Oncocyte had an aggregate of 16,395,343 common stock purchase warrants issued and outstanding with exercise prices ranging from $1.53 to $5.46 per warrant. The warrants will expire on various dates through October 17, 2029. Certain warrants have “cashless exercise” provisions meaning that the value of a portion of warrant shares may be used to pay the exercise price rather than payment in cash, which may be exercised under any circumstances in the case of the 2017 Bank Warrants and 2019 Bank Warrants or, in the case of certain other warrants, only if a registration statement for the warrants and underlying shares of common stock is not effective under the Securities Act or a prospectus in the registration statement is not available for the issuance of shares upon the exercise of the warrants.

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

In 2018, under the 2010 Plan, Oncocyte granted certain stock options with exercise prices ranging from $2.30 per share to $3.15 per share, that will vest in increments upon the attainment of specified performance conditions related to the development of DetermaDx™ and obtaining Medicare reimbursement coverage for that test (“2018 Performance-Based Options”). The Medicare reimbursement conditions will not be met as Oncocyte has determined not to pursue commercialization of DetermaDx™. Approximately 125,000 stock options granted in May 2018 contain a hybrid vesting condition which vest on the earlier to occur of three years of service from the grant date or achieving a defined Performance-Based Option milestone with respect to DetermaDx™ local decision coverage. These stock options are considered to be service-based awards for financial accounting purposes with the fair value of the options being recognized in stock-based compensation expense over an effective three-year service period. During the three and nine months ended September 30, 2022, and 2021, no stock-based compensation expense was recorded with regard to the Performance-Based Options due to the discontinuation of the development of DetermaDx™. As of September 30, 2022, there were no 2018 Performance-Based Options outstanding.

During the nine months ended September 30, 2022, the Company awarded executive share-based payment awards under the 2018 Plan to certain executive officers and employees with time-based, market-based and performance-based vesting conditions (“2022 equity awards”).

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

In July 2022, the Company approved amendments to vesting conditions of 475,000 performance-based awards of certain executive officers and employees. Certain performance-based awards were modified such that the stock awards will be eligible to vest as follows: (i) fifty percent (50%) of the options will vest on December 31, 2023 (the “Vesting Date”), subject to Continuous Service through the Vesting Date, if local coverage determination is issued and priced for VitaGraft (Transplant) with respect to one organ no later than December 31, 2022; and (ii) fifty percent (50%) of the options will vest on the Vesting Date, subject to Continuous Service through the Vesting Date, if the Company submits a local coverage determination request for DetermaIO or DetermaCNI no later than December 31, 2022. Additional performance-based stock awards were modified to be eligible to vest upon the achievement of performance minimum, target, and maximum goals of (i) 90% of revenue goal; (ii) 100% of revenue goal; and (iii) exceed revenue goal by up to 150%, respectively, during fiscal year 2022. These same awards contained budget performance goals which were modified to be eligible to vest upon the achievement of performance minimum, target, and maximum goals of (i) complete fiscal year 2022 with sufficient cash to continue operations for 12 months; (ii) complete fiscal year 2022 with sufficient cash to continue operations for 15 months; and (iii) complete fiscal year 2022 with sufficient cash to continue operations for 16 months, respectively.

During the nine months ended September 30, 2022, the Company accelerated the vesting of certain equity awards in accordance with the 2018 Incentive Plan after the departure of an officer of the Company and the adoption of the workforce reduction plan. Due to the acceleration of such awards all associated unrecognized compensation was accelerated and recognized in full as one-time expense of $1.0 million.

A summary of Oncocyte’s 2010 Plan activity and related information follows (in thousands except weighted average exercise price):

	Shares	Number	Weighted
	Available	of Options	Average
Options	for Grant	Outstanding	Exercise Price

Balance at December 31, 2021	-	923	$3.65
Options exercised	-	-	$-
Options forfeited, canceled and expired	-	(200)	$-
Balance at September 30, 2022	-	723	$3.99
Exercisable at September 30, 2022		723	$3.99

As of September 30, 2022, 21,000,000 shares of common stock were reserved under the 2018 Incentive Plan for the grant of stock options or the sale of restricted stock or for the settlement of hypothetical units issued with reference to common stock (“RSUs”). Oncocyte may also grant stock appreciation rights under the 2018 Incentive Plan.

A summary of Oncocyte’s 2018 Incentive Plan activity and related information follows (in thousands except weighted average exercise price):

	Shares	Number	Number	Weighted
	Available	of Options	of RSUs	Average
	for Grant	Outstanding	Outstanding	Exercise Price

Balance at December 31, 2021	9,006	10,679	121	$3.63
RSUs vested	106	-	(106)	$-
RSUs granted	(291)	-	291	$-
Performance RSUs granted	(1,150)	-	1,150	$-
Options granted	(3,907)	3,907	-	$1.16
Options exercised	-	-	-	$-
Options forfeited/cancelled	1,224	(1,224)	-	$2.51
Balance at September 30, 2022	4,988	13,362	1,456	$2.93
Options exercisable at September 30, 2022		5,659		$3.33

Oncocyte recorded stock-based compensation expense in the following categories on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 (unaudited and in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of revenues	$94	$70	$239	$166
Research and development	521	387	1,416	1,023
Sales and marketing	942	412	1,681	953
General and administrative	1,624	981	4,087	2,994
Total stock-based compensation expense	$3,181	$1,850	$7,423	$5,136

The assumptions that were used to calculate the grant date fair value of Oncocyte’s employee and non-employee stock option grants for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended
	September 30,
	2022	2021
Expected life (in years)	5.98	6.00
Risk-free interest rates	2.29%	0.99%
Volatility	106.85%	99.85%
Dividend yield	0%	0%

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If Oncocyte had made different assumptions, its stock-based compensation expense and net loss for the three and nine months ended September 30, 2022 and 2021 may have been significantly different.

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

7. Disaggregation of Revenues and Concentration Risk

The following table presents the percentage of consolidated revenues generated by unaffiliated customers that individually represent greater than ten percent of consolidated revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Medicare for DetermaRx	40%	23%	30%	23%
Medicare Advantage for DetermaRx	49%	16%	29%	17%
Pharma services - Other	*	26%	*	11%
Licensing - Company A	*	*	23%	25%
Licensing - Company B	*	26%	*	12%

*	Less than 10%

The following table presents the percentage of consolidated revenues by products or services classes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
DetermaRx	93%	41%	62%	40%
Pharma Services	7%	29%	15%	23%
Licensing	-	30%	23%	37%
	100%	100%	100%	100%

The following table presents the percentage of consolidated revenues attributable to geographical locations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
United States	98%	61%	73%	41%
Outside of the United States – Pharma Services	2%	9%	4%	22%
Outside of the United States – Licensing	-	30%	23%	37%
	100%	100%	100%	100%

The following table presents accounts receivable, as a percentage of total consolidated accounts receivables, from third-party payers and other customers that provided in excess of 10% of Oncocyte’s total accounts receivable.

	September 30, 2022	December 31, 2021
Medicare for DetermaRx™	10%	9%
Medicare Advantage for DetermaRx™	86%	65%

As of December 31, 2021, our accounts receivable were $1.4 million. During the nine months ending September 30, 2022, our accounts receivable increased by $4.5 million for revenues recognized, offset by cash collected of approximately $3.9 million (see Notes 2 and 3).

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

Oncocyte did not record any provision or benefit for income taxes for the nine months ended September 30, 2022, as Oncocyte had a full valuation allowance for the periods presented.

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

9. Right-of-use assets, machinery and equipment, net, and construction in progress

As of September 30, 2022 and December 31, 2021, right-of-use assets, machinery and equipment, net, and construction in progress were as follows (in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)

Right-of-use assets (1)	3,499	3,499
Machinery and equipment	9,881	6,501
Accumulated depreciation and amortization	(4,137)	(2,715)
Right-of-use assets, machinery and equipment, net	9,243	7,285
Construction in progress	2,350	1,242
Right-of-use assets, machinery and equipment, net, and construction in progress	11,593	8,527

(1)	Oncocyte recorded certain right-of-use assets and liabilities for operating leases in accordance with ASC 842 (see Note 10).

Depreciation expense amounted to $391,000 and $255,000 for the three months ended September 30, 2022 and 2021, and $1.1 million and $582,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

The lessor provided Oncocyte with a “Tenant Improvement Allowance” in the amount of $1.3 million to pay for the plan, design, permitting, and construction of the improvements constituting Tenant’s Work. The lessor retained 1.5% of the Tenant Improvement Allowance as an administrative fee as provided in the Irvine Lease. As of September 30, 2022, the lessor had provided $1.3 million of the total Tenant Improvement Allowance.

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

Application of leasing standard, ASC 842

The Irvine Lease is an operating lease under ASC 842 included in the tables below. The tables below provide the amounts recorded in connection with the application of ASC 842 as of, and during, the nine months ended September 30, 2022, for Oncocyte’s operating and financing leases (see Note 2).

Under the Laboratory Agreement discussed in Note 3, Oncocyte assumed all of Razor’s Laboratory Agreement payment obligations. Although Oncocyte is not a party to any lease agreement with Razor or Encore, under the terms of the Laboratory Agreement, Oncocyte received the landlord’s consent for the use of the laboratory at Razor’s Brisbane, California location (the “Brisbane Facility”) under the terms of a sublease to which Encore is the sublessee. The sublease expires on March 31, 2023 (the “Brisbane Lease”). The laboratory fee payments to Encore include both laboratory services and the use of the Brisbane Facility. Under the provisions of the Laboratory Agreement, if Oncocyte terminates the Laboratory Agreement prior to the expiration of the Brisbane Lease, Oncocyte shall assume the costs related to the subletting or early termination of the Brisbane Lease. If the Laboratory Agreement were to be terminated on September 30, 2022, the aggregate payments due to the landlord for early cancellation of the Brisbane Lease would be approximately $78,000 (aggregate payments from October 1, 2022 through March 31, 2023). Oncocyte determined that the Laboratory Agreement contains an embedded operating lease for the Brisbane Facility, and Oncocyte allocated the aggregate payments to this lease component for purposes of calculating the net present value of the right-of-use asset and liability as of the inception of the Laboratory Agreement in accordance with ASC 842, as shown in the table below.

Financing lease

As of September 30, 2022, Oncocyte has one financing lease remaining through December 2023 for certain laboratory equipment with aggregate remaining payments of $155,000 shown in the table below. Oncocyte’s lease obligations are collateralized by the equipment financed under the lease schedule.

Operating and Financing leases

The following table presents supplemental cash flow information related to operating and financing leases for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Cash paid for amounts included in the measurement of financing lease liabilities:
Operating cash flows from operating leases	854	765
Operating cash flows from financing leases	77	27
Financing cash flows from financing leases	4	127

The following table presents supplemental balance sheets information related to operating and financing leases as of September 30, 2022 and September 30, 2021 (in thousands, except lease term and discount rate):

	September 30, 2022	September 30, 2021
Operating lease
Right-of-use assets, net	$2,218	$2,690

Right-of-use lease liabilities, current	$714	$685
Right-of-use lease liabilities, noncurrent	2,904	3,618
Total operating lease liabilities	$3,618	$4,303

Financing lease
Machinery and equipment	$537	$537
Accumulated depreciation	(419)	(309)
Machinery and equipment, net	$118	$228
Current liabilities	$113	$101
Noncurrent liabilities	31	144
Total financing lease liabilities	$144	$245

Weighted average remaining lease term
Operating lease	4.7 years	5.5 years
Financing lease	1.3 years	2.3 years

Weighted average discount rate
Operating lease	11.22%	11.16%
Financing lease	11.55%	11.55%

Future minimum lease commitments are as follows (in thousands):

	Operating	Financing
	Leases	Leases
Year Ending December 31,
2022	289	31
2023	1,048	124
2024	903	-
2025	869	-
2026	899	-
Thereafter	695	-
Total minimum lease payments	$4,703	$155
Less amounts representing interest	(1,085)	(11)
Present value of net minimum lease payments	$3,618	$144

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

Employment Contracts

Oncocyte has entered into employment and severance benefit contracts with certain executive officers. Under the provisions of the contracts, Oncocyte may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives. As of September 30, 2022, Oncocyte accrued approximately $3.2 million in severance obligations for certain executive officers, in accordance with the severance benefit provisions of their respective employment and severance benefit agreements, primarily related to Oncocyte’s acquisition of Chronix Biomedical Inc. in 2021.

Indemnification

In the normal course of business, Oncocyte may provide indemnification of varying scope under Oncocyte’s agreements with other companies or consultants, typically Oncocyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Oncocyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Oncocyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Oncocyte’s diagnostic tests. Oncocyte’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from Oncocyte’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or license agreement to which they relate. The Purchase Agreement also contains provisions under which Oncocyte has agreed to indemnify Razor and Encore from losses and expenses resulting from breaches or inaccuracy of Oncocyte’s representations and warranties and breaches or nonfulfillment of Oncocyte’s covenants, agreements, and obligations under the Purchase Agreement. Oncocyte periodically enters into underwriting and securities sales agreements with broker-dealers in connection with the offer and sale of Oncocyte securities. The terms of those underwriting and securities sales agreements include indemnification provisions pursuant to which Oncocyte agrees to indemnify the broker-dealers from certain liabilities, including liabilities arising under the Securities Act, in connection with the offer and sale of Oncocyte securities. The potential future payments Oncocyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, Oncocyte has not been subject to any claims or demands for indemnification. Oncocyte also maintains various liability insurance policies that limit Oncocyte’s financial exposure. As a result, Oncocyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, Oncocyte has not recorded any liabilities for these agreements as of September 30, 2022 and December 31, 2021.

11. Workforce Reduction

In August 2022, the Company committed to a workforce reduction plan to strategically realign its operations and implement cost reduction programs to prioritize near term revenue generators and to manage and preserve cash (the “Reduction”). In connection with the Reduction, the Company eliminated 14 positions, implemented tighter expense controls, and ceased non-core activities. During the three months ended September 30, 2022, the Company incurred $0.7 million in severance expenses as a result of this action.

The Company accrued $0.5 million associated with the Reduction as of September 30, 2022.

In the accompanying consolidated balance sheets, the Company’s remaining accrued severance and other charges are included within accrued expenses and other current liabilities. Expenses incurred under the Reduction during the period ended September 30, 2022, are included within operating expenses in the accompanying consolidated statements of operations.

12. Related Party Transactions

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

On April 13, 2022, Oncocyte entered into the Securities Purchase Agreement with Investors, including Broadwood and John Peter Gutfreund, a director of Oncocyte, for the Series A Preferred Stock Offering. Each of Broadwood and Mr. Gutfreund has a direct material interest in the Series A Preferred Stock Offering and agreed to purchase 5,882.35 and 1,176.48 shares, respectively, in the Series A Preferred Stock Offering and on the same terms as other investors. See Note 15 for additional information about the Series A Preferred Stock Offering.

Further, on April 13, 2022, Oncocyte entered into the Underwriting Agreement with the Underwriters for the Underwritten Offering. Pursuant to the Underwritten Offering, Broadwood acquired from us (i) 5,220,654 shares of common stock, and (ii) 6,003,752 April 2022 Warrants to purchase up to 3,001,876 shares of common stock at an exercise price of $1.53 per share. However, the total number of shares of common stock that Broadwood purchased in the Underwritten Offering was 6,003,752, of which 783,098 existing shares were acquired by the underwriters in the open market and re-sold to Broadwood. Pura Vida acquired from us (i) 4,984,093 shares of common stock, and (ii) 5,731,707 April 2022 Warrants to purchase up to 2,865,853 shares of common stock. However, the total number of shares of common stock that Pura Vida purchased in the Underwritten Offering was 5,731,707, of which 747,614 existing shares were acquired by the underwriters in the open market and re-sold to Pura Vida. Halle Special Situations Fund LLC purchased from us (i) 6,199,527 shares of common stock, and (ii) 7,129,456 2022 Warrants to purchase up to 3,564,728 shares of common stock. Mr. Gutfreund is the investment manager and a control person of Halle Capital Partners GP LLC, the managing member of Halle Special Situations Fund LLC. However, the total number of shares of common stock that Halle Special Situations Fund LLC purchased in the Underwritten was 7,129,456, of which 929,929 existing shares were acquired by the underwriters in the open market and re-sold to Halle Special Situations Fund LLC. See Note 15 for additional information about the Underwritten Offering.

13. Loan Payable to Silicon Valley Bank

Amended Loan Agreement

On October 17, 2019, Oncocyte entered into a First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”) with Silicon Valley Bank (“the Bank”) pursuant to which Oncocyte obtained a new $3 million secured credit facility (“Tranche 1”), a portion of which was used to repay the remaining balance of approximately $400,000 on outstanding loans from the Bank, plus a final payment of $116,000, under the February 21, 2017 Loan Agreement. The credit line under the Amended Loan Agreement may be increased by an additional $2 million (“Tranche 2”) if Oncocyte obtains at least $20 million of additional equity capital, as was the case with the original Loan Agreement, and a positive final coverage determination is received from CMS for DetermaRxTM at a specified minimum price point per test (the “Tranche 2 Milestone”), and Oncocyte is not in default under the Amended Loan Agreement. As of September 30, 2022, Oncocyte had satisfied the Tranche 2 Milestone and was eligible to borrow the $2 million Tranche 2 funds. However, Oncocyte has not yet borrowed any funds under Tranche 2.

Payments of interest only on the principal balance were due monthly from the draw date through March 31, 2020, followed by 24 monthly payments of principal and interest, but the Bank has agreed to a deferral of principal payments, as discussed below. The outstanding principal balance of the loan will bear interest at a stated floating annual interest equal to the greater of (a) the prime rate or (b) 5% per annum. As of September 30, 2022, the latest published prime rate was 6.25% per annum.

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

At maturity of the loan, Oncocyte will also pay the Bank an additional final payment fee of $200,000, which was recorded as a deferred financing charge in October 2019 and is being amortized to interest expense over the term of the loan using the effective interest method. As of September 30, 2022, there is no remaining unamortized deferred financing cost and the full principal balance of the loan in addition to the final payment fee have been paid off.

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

On October 17, 2019, in conjunction with Tranche 1 becoming available under the Amended Loan Agreement, Oncocyte issued a common stock purchase warrant to the Bank (the “2019 Bank Warrant”) entitling the Bank to purchase 98,574 shares of Oncocyte common stock at the initial “Warrant Price” of $1.69 per share through October 17, 2029. The number of shares of common stock issuable upon the exercise of the 2019 Bank Warrant will increase on the date of each draw, if any, on Tranche 2. The number of additional shares of common stock issuable upon the exercise of the 2019 Bank Warrant will be equal to 0.02% of Oncocyte’s fully diluted equity outstanding for each $1 million draw under Tranche 2. The Warrant Price for Tranche 2 warrant shares will be determined upon each draw of Tranche 2 funds and will be closing price of Oncocyte common stock on the NYSE American or other applicable market on the date immediately before the applicable date on which Oncocyte borrows funds under Tranche 2. The Bank may elect to exercise the 2019 Bank Warrant on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the 2019 Bank Warrant is being exercised by (A) the excess of the fair market value of the common stock over the applicable Warrant Price, divided by (B) the fair market value of the common stock. The fair market value of the common stock will be last closing or sale price on a national securities exchange, interdealer quotation system, or over-the-counter market. As of September 30, 2022, Oncocyte has not yet borrowed any funds under Tranche 2.

14. Co-Development Agreement with Life Technologies Corporation

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

As of September 30, 2022, the Company owned 10 Genexus Integrated Sequencers and 10 Genexus Purification Instruments in connection with submission of an initial PO of $3.1 million by February 11, 2022. The Company may submit a second PO of $4.6 million for 15 Genexus Integrated Sequencers and 15 Genexus Purification Instruments by March 1, 2023. As of September 30, 2022, the Company had received all Genexus systems valued at $1.9 million for the initial purchase order.

As of September 30, 2022, LTC has incurred $749,000 in development costs associated with LTC activities under the total LTC $5 million product development budget that the Company is responsible for reimbursement.

15. April 2022 Offerings

Series A Preferred Stock Offering

On April 13, 2022, Oncocyte entered into the Securities Purchase Agreement with Investors, including Broadwood, in a registered direct offering of 11,765 shares of our Series A Preferred Stock, which shares of Series A Preferred Stock are convertible into a total of 7,689,542 shares of our common stock, at a conversion price of $1.53. The purchase price of each share of Series A Preferred Stock was $850, which included an original issue discount to the stated value of $1,000 per share. The rights, preferences and privileges of the Series A Convertible Preferred Stock are set forth in our Certificate of Determination of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Certificate of Determination”), which the Company will file with the Secretary of State of the State of California. The closing of the offering of Series A Preferred Stock will occur in two equal tranches of $5,000,000 each for aggregate gross proceeds from both closings of $10,000,000. The first closing occurred on June 1, 2022. The second closing will occur on the earlier of (a) the second (2nd) trading day following the date that Oncocyte receives notice from an Investor to accelerate the second closing and (b) a date selected by us on or after October 8, 2022 and on or prior to March 8, 2023.

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

Shares of Series A Preferred Stock generally has no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series A Preferred Stock will be required to amend any provision of our certificate of incorporation that would have a materially adverse effect on the rights of the holders of the Series A Preferred Stock. Additionally, as long as any shares of Series A Preferred Stock remain outstanding, unless the holders of at least 51% of the then outstanding shares of Series A Preferred Stock shall have otherwise given prior written consent, the Company, on a consolidated basis with its subsidiaries, is not permitted to (1) have less than $8 million of unrestricted, unencumbered cash on hand (“Cash Minimum Requirement”); (2) other than certain permitted indebtedness, incur indebtedness to the extent that our aggregate indebtedness exceeds $15 million; (3) enter into any agreement (including any indenture, credit agreement or other debt instrument) that by its terms prohibits, prevents, or otherwise limits our ability to pay dividends on, or redeem, the Series A Preferred Stock in accordance with the terms of the Certificate of Determination; or (4) authorize or issue any class or series of preferred stock or other capital stock of the Company that ranks senior or pari passu with the Series A Preferred Stock.

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

The Series A Preferred Stock dividend for all issued and outstanding shares is set at 6% per annum per share. For the three and nine months ended September 30, 2022, the Company elected to accrete dividends of $89,000 and $118,000, respectively, with respect to shares of Series A Preferred Stock.

As of September 30, 2022, Oncocyte had 11,765 preferred shares, no-par value, authorized, and 5,882.4 shares issued and outstanding. The future right or obligation associated with the Second Closing Tranche Preferred Stock is recorded at fair value from the $5 million proceeds received. The Company will remeasure the right or obligation associated with the Second Closing Tranche Preferred Stock to its fair value and record the change in fair value through earnings as an element of other income/expense. As of September 30, 2022, the Company determined the fair value to be $0.4 million and recorded the change in fair value through earnings as an element of other income/expense on the unaudited condensed consolidated statements of operations and within other current assets on the unaudited condensed consolidated balance sheets.

The following table reflects the activity for Second Closing Tranche Preferred Stock for the nine months ended September 30, 2022 measured at fair value (in thousands):

Fair Value
Balance at April 13, 2022	$-
Change in estimated fair value	352
Balance at September 30, 2022	$352

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

16. Subsequent Events

None

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

Recent Developments

Nasdaq Notice

On August 9, 2022, the Company received a letter (the “Nasdaq Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that Nasdaq has determined that the Company no longer meets the minimum bid price requirement of Nasdaq Listing Rule 5450(a)(1), as the minimum closing bid price for the Company’s common stock was less than $1.00 for the previous 30 consecutive business days.

The Nasdaq Notice has no immediate effect on the listing of the Company’s common stock on The Nasdaq Global Market. Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has a 180-calendar day grace period, until February 6, 2023, to regain compliance by meeting the continued listing standard. The continued listing standard would be met if the Company’s common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180-calendar day grace period (the “Minimum Bid Price Requirement”).

The Nasdaq Notice also disclosed that in the event the Company does not regain compliance with the Minimum Bid Price Requirement by February 6, 2023, the Company may be eligible for additional time. To qualify for additional time, the Company would be required to transfer its common stock to the Nasdaq Capital Market, meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. As part of its review process, Nasdaq will make a determination of whether it believes the Company will be able to cure this deficiency. However, if Nasdaq concludes that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice that the Company’s securities will be subject to delisting.

The Company is monitoring the closing bid price of its common stock and will consider options available to potentially achieve compliance with the Nasdaq Listing Rules. If the Company does not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement during the 180-day compliance period, secure a second period of 180-calendar days to regain compliance, or maintain compliance with the other Nasdaq listing requirements.

Workforce Reduction Plan

In August 2022, the Company committed to a workforce reduction plan to strategically realign its operations and implement cost reduction programs to prioritize near term revenue generators and to manage and preserve cash. In connection with the Reduction, the Company eliminated 14 positions, implemented tighter expense controls, and ceased non-core activities. During the three months ended September 30, 2022, the Company incurred $0.7 million in severance expenses as a result of this action.

The Company accrued $0.5 million associated with the Reduction as of September 30, 2022.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended September 30, 2022 to the matters that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, except as disclosed in Note 2 to our unaudited condensed consolidated interim financial statements included elsewhere in this Report.

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

Operating Summary for the Three and Nine Months ended September 30, 2022 and 2021 (amounts in thousands, except percentage changes)

		Three Months Ended				Nine Months Ended
		September 30,				September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

Revenues	1,017	984	33	3%	4,508	4,138	370	9%
Cost of revenues	2,191	1,850	341	18%	6,529	5,319	1,210	23%
Research and development expenses	4,421	3,142	1,279	41%	15,123	9,040	6,083	67%
Sales and marketing expenses	4,005	2,931	1,074	37%	10,764	7,858	2,906	37%
General and administrative expenses	5,763	5,495	268	5%	16,927	18,193	(1,266)	-7%
Change in fair value of contingent consideration	(6,142)	1,170	(7,312)	-625%	(17,157)	2,260	(19,417)	-859%
Loss from operations	(9,221)	(13,604)	4,383	-32%	(27,678)	(38,532)	10,854	-28%
Other income (expense)	(112)	(196)	84	-43%	(246)	962	(1,208)	-126%
Loss before income taxes	(9,333)	(13,800)	4,467	-32%	(27,924)	(37,570)	9,646	-26%
Income tax benefit	-	-	-	n/a	-	9,358	(9,358)	-100%
Net Loss	(9,333)	(13,800)	4,467	-32%	(27,924)	(28,212)	288	-1%

Results of Operations – Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021

Revenues increased by $33,000 to $1.0 million for the three months ended September 30, 2022, as compared to $1.0 million in the comparable prior year quarter, primarily due to increased revenues in DetermaRx™ tests.

Loss before income taxes was $9.3 million for the three months ended September 30, 2022, and $13.8 million for the three months ended September 30, 2021. Net change in loss before income taxes was comprised of the change in revenues described above and other changes in operating expenses and other income and expenses as follows:

● DetermaRx™ testing revenue increased by $0.5 million due to an increase in revenue from increased tests during the quarter. Pharma Services revenue decreased by $0.2 million due to a decreased number of contracts performed during the period. Licensing revenue decreased by $0.3 million primarily due to end of service agreement revenue during the fiscal year.

● Cost of revenue and amortization of acquired intangibles increased $0.3 million to $2.2 million primarily due to increased labor and allocated overhead associated with performing our DetermaRx™ tests and Pharma Services, as well as noncash amortization of acquired intangible assets such as our Razor asset and customer relationship intangible assets acquired as part of the Insight merger.

● Research and development expenses increased $1.3 million to $4.4 million, primarily due to increased headcount and continued development of DetermaIO™, DetermaTx™, DetermaMx™ and VitaGraftTM (formerly TheraSureTM Transplant Monitor), increased expense in clinical trials to promote the commercialization of DetermaRx™, and the development of our planned DetermaCNI™ (formerly TheraSureTM - CNI Monitor).

● Sales and marketing expenses increased $1.1 million to $4.0 million primarily attributable to increase in headcount and continued ramp in sales and marketing activities related to the transplant business, as well as support the commercialization efforts within oncology.

● General and administrative expenses increased $0.3 million to $5.8 million, primarily due to increased consulting, and personnel expenses.

● Change in fair value of contingent considerations increased by $7.3 million, from a loss of $1.2 million to a gain of $6.1 million, due to changes in discount rates and revised estimates on the timing of possible future payouts.

● Other expenses decreased by $0.1 million, from $0.2 million to $0.1 million, primarily due to unrealized loss on marketable equity securities.

Results of Operations –Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021

Revenues increased by $0.4 million to $4.5 million for the nine months ended September 30, 2022, as compared to $4.1 million in the comparable prior year quarter, primarily due to increased revenues in DetermaRx™ tests.

Loss before income taxes was $27.9 million for the nine months ended September 30, 2022, and $37.6 million for the nine months ended September 30, 2021. Net change in loss before income taxes was comprised of the change in revenues described above and other changes in operating expenses and other income and expenses as follows:

● DetermaRx™ testing revenue increased by $1.1 million due to an increase in revenue from increased tests during the quarter. Pharma Services revenue decreased by $0.3 million due to a decreased number of contracts performed during the period. Licensing revenue decreased by $0.5 million primarily due to end of service agreement revenue during the fiscal year.

● Cost of revenue and amortization of acquired intangibles increased by $1.2 million, from $5.3 million to $6.5 million, primarily due to increased labor and allocated overhead associated with performing our DetermaRx™ tests and Pharma Services, and with providing revenue deliverables under our license agreements, as well as increased noncash amortization of acquired intangible assets such as our Razor asset and customer relationship intangible assets acquired as part of the Insight merger.

● Research and development expenses increased $6.1 million to $15.1 million, primarily due to increased headcount and continued development of DetermaIO™, DetermaTx™, DetermaMx™ and VitaGraftTM, increased expense in clinical trials to promote the commercialization of DetermaRx™, and the development of our planned DetermaCNI™.

● Sales and marketing expenses increased $2.9 million to $10.8 million primarily attributable to increase in headcount and continued ramp in sales and marketing activities related to the transplant business, as well as support the commercialization efforts within oncology.

● General and administrative expenses decreased $1.3 million to $16.9 million, primarily due to decreased consulting, and personnel expenses.

● Change in fair value of contingent considerations increased by $19.5 million, from a loss of $2.3 million to a gain of $17.2 million, due to changes in discount rates and revised estimates on the timing of possible future payouts.

● Other expenses increased by $1.2 million, from a gain of $1.0 million to a loss of $0.2 million, primarily due to unrealized loss on marketable equity securities offset by change in fair value of Series A redeemable convertible preferred stock second tranche obligation.

Revenues (amounts in thousands, except percentage changes)

		Three Months Ended				Nine Months Ended
		September 30,				September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
DetermaRx	$950	$402	$548	136%	$2,784	$1,654	$1,130	68%
Pharma Services	67	282	(215)	-76%	684	967	(283)	-29%
Licensing	-	300	(300)	-100%	1,040	1,517	(477)	-31%
Total	$1,017	$984	$33	3%	$4,508	$4,138	$370	9%

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

Licensing revenues for the nine months ended September 30, 2022 primarily reflect the revenue recognition of $1.0 million in relation to the Initial Milestone Payments related to the Exclusive Sublicense Agreement in the PRC Territory (the “Sublicense Agreement”) with Burning Rock Biotech Limited (“Burning Rock”). Like Pharma Services revenues, licensing revenues may vary significantly between accounting periods reflecting the attainment of additional licensing agreement milestones that trigger license fees payable to Oncocyte, or reflecting the beginning or end of a revenue stream upon the commencement or termination of a license agreement related to a particular customer project.

The following table presents the percentage of consolidated revenues by products or services classes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
DetermaRx	93%	41%	62%	40%
Pharma Services	7%	29%	15%	23%
Licensing	0%	30%	23%	37%
Total	100%	100%	100%	100%

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

Research and development expenses

A summary of the main drivers of the change in research and development expenses for the periods presented, is as follows (amounts in thousands, except percentage changes):

		Three Months Ended				Nine Months Ended
		September 30,				September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

Personnel-related expenses	$1,952	$1,304	$648	50%	$6,213	$3,263	$2,950	90%
Laboratory supplies and expenses	579	586	(7)	-1%	2,206	1,805	401	22%
Clinical trials	410	343	67	20%	1,927	444	1,483	334%
Share-based compensation	521	337	184	55%	1,416	933	483	52%
Professional fees, legal, and outside services	216	180	36	20%	1,345	1,583	(238)	-15%
Facilities and insurance	332	98	234	239%	895	231	664	287%
Depreciation	296	187	109	58%	795	395	400	101%
Severance	18	-	18	n/a	37	-	37	n/a
Other	97	107	(10)	-9%	289	386	(97)	-25%
Total	$4,421	$3,142	$1,279	41%	$15,123	$9,040	$6,083	67%
% of Net Revenue	435%	319%		115%	335%	218%		117%

We expect to continue to incur a significant amount of research and development expenses during the foreseeable future. As of September 30, 2022, although we have terminated development work for our DetermaDx™ product line, we will continue development of DetermaIO™, DetermaTx™, DetermaMx™ and VitaGraftTM; clinical trials to promote commercialization of DetermaRx™; and, with the recent completion of the Chronix merger, the development of our planned DetermaCNI™ test. Our future research and development efforts and expenses will also depend on the amount of capital that we are able to raise to finance those activities and whether we acquire rights to any new diagnostic tests. A portion of our costs for leasing and operating our CLIA laboratories in California and Tennessee, and in Germany with the recent completion of the Chronix Merger, will also be included in research and development expenses to the extent allocated to the development of our diagnostic tests.

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

Sales and marketing expenses

A summary of the main drivers of the change in sales and marketing expenses for the periods presented, is as follows (amounts in thousands, except percentage changes):

		Three Months Ended				Nine Months Ended
		September 30,				September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

Personnel-related expenses	$2,430	$1,754	$676	39%	$6,347	$3,692	$2,655	72%
Share-based compensation	942	410	532	130%	1,681	772	909	118%
Professional fees, legal, and outside services	226	391	(165)	-42%	1,015	816	199	24%
Marketing & Advertising	129	115	14	12%	780	239	541	226%
Facilities and insurance	104	40	64	160%	277	93	184	198%
Other	174	221	(47)	-21%	664	2,246	(1,582)	-70%
Total	$4,005	$2,931	$1,074	37%	$10,764	$7,858	$2,906	37%
% of Net Revenue	394%	298%		96%	239%	190%		49%

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

General and administrative expenses

A summary of the main drivers of the change in general and administrative expenses for the periods presented, is as follows (amounts in thousands, except percentage changes):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

Personnel-related expenses and board fees	$1,939	$1,901	$38	2%	$6,496	$4,384	$2,112	48%
Share-based compensation	1,624	1,029	595	58%	4,087	2,995	1,092	36%
Professional fees, legal, and outside services	702	1,428	(726)	-51%	3,012	5,448	(2,436)	-45%
Facilities and insurance	677	917	(240)	-26%	2,015	2,595	(580)	-22%
Severance	558	-	558	n/a	682	-	682	n/a
Severance - Chronix acquisition	-	-	-	n/a	-	2,452	(2,452)	-100%
Other	263	220	43	20%	635	319	316	99%
Total	$5,763	$5,495	$268	5%	$16,927	$18,193	$(1,266)	-7%
% of Net Revenue	567%	558%		8%	375%	440%		-64%

Change in fair value of contingent consideration

We will pay contingent consideration if various payment milestones are triggered under the merger agreements through which we acquired Insight and Chronix. See Note 3 to our unaudited condensed consolidated interim financial statements included in this Report. Changes in the fair value of the contingent consideration will be based on our reassessment of the key assumptions underlying the determination of this liability as changes in circumstances and conditions occur from the Insight and Chronix acquisition dates to the reporting period being presented, with the subsequent change in fair value recorded as part of our consolidated loss from operations for that period. For the nine months ended September 30, 2022, we recorded a gain of approximately $17.2 million related to the decrease in the fair value of contingent consideration primarily attributable to change in discount rates and a revised estimate of the timing of the possible future payouts.

Other income and expenses, net

Other income and expenses, net, is primarily comprised of interest income and interest expenses, net, unrealized gains and losses on Lineage and AgeX marketable equity securities we hold, and change in fair value of Series A redeemable convertible preferred stock second closing tranche obligation. Interest income is earned from money market funds we hold for capital preservation. Interest expense was incurred under our loan payable to the Silicon Valley Bank, and under financing lease obligations. Interest expense, net, reflects the interest expense incurred on our loans and financing obligations in excess of interest income earned from money market accounts. The future right or obligation associated with the Second Closing Tranche Preferred Stock is recorded at fair value from the $5 million proceeds received. The Company will remeasure the right or obligation associated with the Second Closing Tranche Preferred Stock to its fair value and record the change in fair value through earnings as an element of other income/expense.

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

Oncocyte did not record any provision or benefit for income taxes for the nine months ended September 30, 2022, as Oncocyte had a full valuation allowance for the periods presented.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Other than the partial releases discussed above, we established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from our net operating loss carry-forwards and other deferred tax assets.

Liquidity and Capital Resources

Since formation, we have financed our operations primarily through the sale of our common stock, preferred stock and warrants. We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $216.0 million at September 30, 2022. We expect to continue to incur operating losses and negative cash flows for the near future.

At September 30, 2022, we had $32.1 million of cash and cash equivalents, and held shares of Lineage and AgeX common stock as marketable equity securities valued at $0.4 million. During the nine months ended September 30, 2022 we raised approximately $30,000 in net cash proceeds through sales of shares of our common stock through the ATM Offering. On June 1, 2022, Oncocyte received net proceeds of approximately $4.9 million from the Series A Preferred Stock issued from the first tranche of the Series A Preferred Stock Offering. On April 19, 2022, Oncocyte received net proceeds of approximately $32.8 million from the Underwritten Offering of 26,266,417 shares of common stock and 26,266,417 shares of April 2022 Warrants to purchase up to 13,133,208.5 shares of common stock. See Notes 1 and 15 for additional information about the April 2022 Offerings.

Management believes that its cash, cash equivalents and marketable equity securities are sufficient to carry out operations through at least twelve months from the issuance date of the unaudited condensed consolidated interim financial statements included in this Report. However, the ability of the Company to continue as a going concern is dependent on the Company’s ability to implement or revise its current business plan, generate sufficient revenue and raise additional capital.

Due to the inherent uncertainty in predicting future revenues and certain variable costs, management plans to reduce cash flows, including by: (i) materially deferring or limiting the Company’s spending on capital equipment; (ii) reevaluating the level of commission payouts to match current sales performance; (iii) reducing the use of external consultants and contract resources; (iv) possibly re-evaluating of our clinical trial expenses, or (v) reallocating investments in our fixed capital and infrastructure and/or (vi) making changes to our executive compensation structure.

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

Cash used in operations

During the nine months ended September 30, 2022, our total research and development expenses were $15.1 million, our sales and marketing expenses were $10.8 million, and our general and administrative expenses were $16.9 million. We also incurred $6.5 million in cost of revenues, including $2.9 million amortization of intangible expenses, in the first nine months of 2022. Net loss for the nine months ended September 30, 2022 amounted to $27.9 million and net cash used in operating activities amounted to $35.8 million. Our cash used in operating activities during the nine months ended September 30, 2022 does not include the following noncash items: $7.4 million in stock-based compensation; $17.2 million in gain from change in fair value of contingent consideration; $0.4 million in gain from change in fair value of Series A redeemable convertible preferred stock second tranche obligation; $4.0 million in depreciation and amortization expenses; and $0.5 million in unrealized loss on marketable equity securities. Changes in operating assets and liabilities were approximately $2.3 million as an additional use of cash.

Cash used in investing activities

During the nine months ended September 30, 2022, net cash used in investing activities was $3.6 million, due to cash paid for construction in progress and purchase of furniture and equipment.

Cash provided by financing activities

During the nine months ended September 30, 2022, net cash provided in financing activities was $35.9 million, primarily attributable to $32.4 million of net cash proceeds from the sale of shares of common stock, including $30,000 of net cash proceeds from at-the-market transactions, and $4.8 million of net cash proceeds from the sale of redeemable convertible Series A preferred shares, offset by repayments of principal on loans payable and financing lease obligations of $1.3 million.

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Item 1A. Risk Factors

Our business, financial condition, results of operations and future growth prospects are subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2022 (the “2021 Form 10-K”), which we encourage you to review. Other than as noted below, there have been no material changes from the risk factors disclosed in the 2021 Form 10-K.

Receipt of the Nasdaq Notice and a potential delisting our common stock may significantly and adversely affect our ability to raise additional capital needed to pay operating expenses and our ability to continue as a going concern.

On August 9, 2022, we received a letter (the “Nasdaq Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that Nasdaq has determined that the Company no longer meets the minimum bid price requirement of Nasdaq Listing Rule 5450(a)(1), as the minimum closing bid price for our common stock was less than $1.00 for the previous 30 consecutive business days. In order to maintain eligibility for continued listing on Nasdaq, we must fulfill certain minimum listing requirements. There can be no assurance that we can maintain such minimum listing requirements and, in the event we cannot, such failure would likely result in our common stock being delisted or traded on the OTC Markets OTCQB electronic quotation system. If we are not able to maintain the listing of our common stock on Nasdaq, we could face material adverse consequences, including a limited availability of market quotations for our common stock, reduced liquidity for our common stock and a determination that our stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock.

In addition, the receipt of the Nasdaq Notice and the possible delisting of our common stock from Nasdaq may significantly and adversely affect our ability to raise additional capital, including our ability to sell additional shares of common stock under our ATM Offering and our ability to consummate a second closing of the sale of Series A convertible preferred stock contemplated by that certain securities purchase agreement date as of April 13, 2022, needed to pay operating expenses until such time as our revenues are sufficient to finance our operating expenses. The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of planned operations or significantly and adversely impair our ability to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Numbers	Exhibit Description

3.1	Second Amended and Restated Bylaws of Oncocyte Corporation (Incorporated by reference to Oncocyte Corporation’s Form 8-K filed with the Securities and Exchange Commission on November 9, 2022)

31.1*	Certification of Ronald Andrews, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2022

31.2*	Certification of Anish John, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2022

32.1**	Certifications of Ronald Andrews, President and Chief Financial Officer, and Anish John, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2022

101*	Interactive Data Files

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

ONCOCYTE CORPORATION

Date: November 10, 2022	/s/ Ronald Andrews
Ronald Andrews
President and Chief Executive Officer

Date: November 10, 2022	/s/ Anish John
Anish John
Chief Financial Officer

