Form 10-K
period 2022-12-31
Oncocyte Corp
filed 2023-04-12
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The approximate aggregate market value of shares of voting common stock held by non-affiliates computed by reference to the price at which shares of common stock were last sold as of June 30, 2022 was approximately $68.5 million. Shares held by each executive officer and director and by each person who beneficially owns more than 10% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 5, 2023, there were outstanding 119,278,821 shares of common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2023 to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2022 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

The forward-looking statements include, among other things, statements about:

●	the timing and potential achievement of future milestones;

●	the timing and our ability to obtain and maintain coverage and reimbursements from the Centers for Medicare and Medicaid Services and other third-party payers;

●	our plans to pursue research and development of diagnostic test candidates;

●	the potential commercialization of diagnostic tests currently in development;

●	the timing and success of future clinical research and the period during which the results of the clinical research will become available;

●	the potential receipt of revenue from current sales of our diagnostic tests and/or diagnostic tests in development;

●	our assumptions regarding obtaining reimbursement and reimbursement rates of our current diagnostic tests and/or diagnostic tests in development;

●	our estimates regarding future orders of tests and our ability to perform a projected number of tests;

●	our estimates and assumptions around the patient populations, market size and price points for reimbursement for our diagnostic tests

●	our estimates regarding future revenues, operating expenses, and future capital requirements;

●	our intellectual property position;

●	the impact of government laws and regulations;

●	the uncertainties associated with the recent coronavirus (COVID-19) pandemic, including its possible effects on our operations and the demand for our diagnostic tests and Pharma Services;

●	our ability to efficiently and flexibly manage our business amid uncertainties related to COVID-19; and

●	our competitive position.

Unless the context otherwise requires, all references to “Oncocyte,” “we,” “us,” “our,” “the Company” or similar words refer to Oncocyte Corporation, together with our consolidated subsidiaries.

The description or discussion, in this Form 10-K, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

DetermaIO™, DetermaCNI™, and VitaGraft™ are trademarks of Oncocyte Corporation, regardless of whether the “TM” symbol accompanies the use of or reference to the applicable trademark in this Report.

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

Item 1. Business

Oncocyte Corporation (referred to in this report as “Oncocyte,” “we,” “us,” and “our”) is a partner in the healthcare and life science field to researchers and physicians through Oncocyte’s development and acquisitions of proprietary molecular technologies in the fields of oncology and transplantation. Through a series of acquisitions, the Company has built a portfolio of differentiated content with utility in well-established clinical and research markets.

With the increased adoption of precision medicine, healthcare providers are relying on advanced testing to identify patients who will benefit from new, targeted treatments and therapies that are more effective and often have fewer side effects than chemotherapy and other traditional treatments. In addition to identifying these individualized treatment options, researchers and healthcare providers are looking to new technologies to rapidly identify when medical or therapeutic interventions are necessary. The Company is leveraging its experience in oncology and transplant to develop and commercialize diagnostic testing at its licensed and accredited laboratory as well as focusing on the development of distributable kitted formats of these technologies to place in the hands of researchers to study how these tests can be further utilized in other types of cancers in their local communities. Commercialization of these RUO products are expected to occur through a mix of direct sales, partnering and distribution agreements, and licensing.

We have a CLIA certified/ CAP accredited laboratory and Pharma Services lab in Nashville, Tennessee, and a research and development lab in Göttingen, Germany. We may sometimes refer to our technologies as “diagnostic tests.” Oncocyte’s laboratory developed tests are intended to help support and inform physician decision-making but are not themselves diagnostic or prescriptive of treatment decisions. They are critical to the Company’s ability to carry out its mission to improve patient outcomes by providing personalized insights that inform critical decisions throughout the patient care journey. We believe that if clinicians are given the right information and educational tools, they will make the right choices with their patients.

The Company believes that the experience of its team with diverse technologies through its pharma services activities (acquired through Insight Genetics), strong scientific integrity regarding evidence generation and innovation mentality, alongside the company’s flexibility in operations and regulatory strategy, will drive its success, differentiate the Company, and are foundational to its future.

The Company is expanding its role in the rapidly evolving healthcare market by strengthening its positions across its portfolio of capabilities, growing strategic opportunities that drive new business, and differentiating its unique offerings, capabilities, and financial performance. To do so, the Company is focusing on executing the following technology priorities, which have evolved to reflect its operations and strategic vision:

1. Strategic Review of Priorities and Capital / Resource Allocation

Spin-off of DetermaRx

As part of our initial strategy on the broader diagnostic continuum, we launched the DetermaRx test via our acquisition of in Razor Genomics, Inc. (“Razor”) in September 2019. During February 2021 we acquired all outstanding shares of Razor common stock which made Razor a wholly owned subsidiary of Oncocyte.

In February 2023, we sold approximately 70% of the issued and outstanding equity interests of Razor to buyers who are experienced in the development of early-stage lung cancer diagnostics and the provision of gene-expression-based prognostic tests. As part of the same transaction in February 2023, we transferred to Razor all of the assets and liabilities related to DetermaRx. We continue to retain approximately 30% of the issued and outstanding equity interests of Razor on a fully-diluted basis. For more information regarding this transaction, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Razor Genomics Purchase Agreement.”

DetermaRx –

DetermaRx is the first and only test to predict patient’s risk of cancer recurrence following surgery and response to chemotherapy in early-stage lung cancer, and was our first test to be commercialized and reimbursed by Medicare. DetermaRx serves an unmet clinical need by helping to guide treatment decisions given the 30-50% mortality rate in patients in the absence of timely chemotherapy treatment. Prior to our transfer to Razor of all of the assets and liabilities related to DetermaRx, in February 2023, we commercialized and performed DetermaRx tests at a CLIA certified laboratory in Irvine.

2. Expand Biomarker Technologies to Drive Advancements for Patient Management – Oncology

The field of oncology receives significant investment in research, development, and treatment, yet it remains an area of great unmet medical need. For patients diagnosed with cancer, immunotherapies, particularly immune checkpoint inhibitors (ICI’s) targeting PD-1 and PD-L1, help recruit the body’s immune system to attack the growing tumor. Current predictive biomarkers, including PD-L1 and Tumor Mutational Burden or TMB, have shown only limited ability to accurately predict which patients will respond to an immunotherapy.

According to published literature, more than half of PD-L1 positive patients do not respond to immune-checkpoint inhibitors, and 1 in 6 patients who will respond are missed. ICIs are approved in 16 different tumor types, and it is estimated that 4.1 million patients are eligible for these drugs worldwide. Pharmaceutical companies are continuing to invest heavily in this space, with hundreds of clinical trials ongoing, and a number of drugs approved by the FDA, including pembrolizumab (Keytruda), nivolumab (Opdivo), and atezolizumab (Tecentriq).

Although ICI treatments can be highly effective in the right patients, ICI’s can also have significant side effects which include exacerbation of latent autoimmune disorders, there is a compelling medical and health economic unmet need for a biomarker that can (1) identify responder populations missed by current biomarkers, (2) inform the use of ICI’s in combination with traditional cytotoxic chemotherapy, (3) support patient stratification clinical trials for next generation immunomodulating therapies, and (4) provide a reliable measurement of the tumor immune microenvironment for researchers in biopharma and academia.

DetermaIO –

Through the acquisition of Insight in January 2020, Oncocyte has expanded its oncology portfolio to include a novel gene expression-based test called DetermaIO, which assesses the tumor microenvironment and identifies patients whose immune system is poised to benefit from immunotherapy. DetermaIO measures the expression level of twenty-seven selected genes which are interpreted through the use of a proprietary algorithm (patent pending) which computes a quantitative score (“IO Score”) that incorporates information from the immune inflammatory infiltrates within and around the tumor combined with information from the wound response surrounding the tumor.

Oncocyte successfully completed the CLIA Validation of DetermaIO in April 2020. DetermaIO has demonstrated in multiple clinical studies, including a gold-standard randomized clinical trial (RCT) to provide incremental utility beyond established biomarkers used to identify patients who will have a response to ICIs. The test has been successfully validated in four tumor types and across all four major ICIs (Keytruda, Opdivo, Tecentriq and Imfinizi).

As of Q4 2021, this test is currently available as part of a non-clinical early access program with leaders in the immuno-oncology field. A kitted research product format of the underlying technology began proof-of-concept development in the first quarter of 2023.

DetermaIO as a Clinically Validated Laboratory Test

DetermaIO incorporates measurement of activity of genes expressed in immune effector cells, genes expressed in activated wound response cells, and in some cases, genes expressed by the tumor itself. It is the combination of measurement of these three signals that we believe distinguishes DetermaIO from most other approaches. An established threshold is used to classify patients as likely responder or likely non-responder whose association with response to immune therapy has now been validated in several independent clinical studies in multiple different cancer types.

Based on our projected reimbursable pricing model, that the clinical use of DetermaIO will address a potential $3 billion total addressable market (“TAM”) opportunity. The actual TAM for DetermaIO in medical practice will depend upon a variety of factors including our ability to demonstrate the efficacy and clinical utility of the test, the extent of physician acceptance of the test, whether the test will be approved for Medicare reimbursement, and, if reimbursement is approved, the actual approved reimbursement price.

DetermaIO’s “IO Score” as a Biomarker for Further Research

The early success of ICIs has stimulated deeper investigation into the mechanism by which tumors evade the immune system which has revealed a complex interplay between tumor evasion strategies, the activity of immune effector cells and the tissue repair mechanisms that modulate anti-tumor activity. The balance between signal from the tumor, signals from the inflammatory cells invading the tumor, and signals from the wound response are now understood to account for resistance to ICI’s and are the target of second-generation therapeutic strategies to overcome resistance.

 We believe DetermaIO is a direct measure the status of the tumor immune microenvironment and as such identifies those tumors poised to respond to the addition of ICI’s. We believe that the integration of the signal from the “Hot” component of the tumor with the “Cold” immune repressive features, and in some cases the exclusion of immune cells altogether, an immune desert, is superior to measuring any of these physiologies alone.

There are approximately 3,000 PD-1/PD-L1 targeted therapy clinical trials ongoing that are expected to recruit over 500,000 patients. This represents a potential $1 billion market opportunity for immune-therapy clinical trial services to pharma companies developing ICIs which could be supported by our laboratory in Nashville and/or through a future kitted RUO product.

DetermaCNI –

Therapy response monitoring is an emerging estimated $6B clinical opportunity in the US. Current standard of care, CT/MRI imaging, can struggle to differentiate between progression and pseudo-progression, where a tumor will appear larger but is a side-effect of the immunotherapy working. Minimally invasive blood-based monitoring technology, like DetermaCNI, provides physicians a secondary data point to assess the effectiveness of therapy.

The test converts cell-free DNA (cfDNA) next-generation sequencing (NGS) results into a proprietary genome-wide copy number instability (CNI) score which can be used to monitor and guide ongoing treatment decisions. This test is differentiated from other monitoring tests in two ways; (1) it does not require tumor tissue upfront which can be hard or impossible to obtain, and (2) the test measures copy number variation instead of mutations identified in a patient’s diagnostic biopsy specimen.

3. Expand Biomarker Technologies to Drive Advancements for Patient Management – Transplant

Clinicians have limited options in assessing graft health post-transplantation. Traditional methods to assess transplant organ damage are imprecise, invasive, and/or inadequate. Donor-derived cell-free DNA (dd-cfDNA) is one of the best investigated biomarkers, with an increasing number of clinical validation studies published. Most of these studies focused on the percentage of the total cfDNA in the patients’ plasma [dd-cfDNA(%)], however, changes in host cfDNA, which represents the denominator in the percentage calculations, over time adds an additional source of possible uncertainty. If the denominator (concentration of total cfDNA in plasma) is not constant, or at least does not have a narrow window under all conceivable clinical conditions, dd-cfDNA(%) values can change without a change in the value of the analyte. To remove this variable and cause of uncertainty, Oncocyte has introduced VitaGraft, a test to measure not only the percentage of dd-cfDNA, but also the absolute quantification dd-cfDNA, expressed as copies/mL.

VitaGraft –

Through the acquisition of Chronix Biomedical, we gained access to two patents in the field of the detection and quantification of donor derived cell-free DNA (dd-cfDNA) in patients after organ transplantation. The dd-cfDNA biomarker has been shown to be a very valuable tool to the traditional surveillance of graft health after transplantation and is currently an estimated $2B reimbursed market in the United States under a blanket LCD.

VitaGraft as a Clinically Validated Laboratory Test

In October 2021, our patent filing for the use of digital PCR for the quantification of dd-cfDNA was issued by the USPTO. Oncocyte successfully completed the technology transfer to our laboratory in Nashville in Q2 2022. The assay is analytically and clinically validated in three major solid organ transplant types (kidney, liver and heart) by peer reviewed international publications. Oncocyte has submitted to MolDx for reimbursement for its kidney and liver tests. These tests are currently available as part of a non-clinical early access program with leaders in the transplantation field.

VitaGraft’s dd-cfDNA Quantification as a Biomarker for Further Research

Several questions remain unanswered in transplant graft management and offer interesting areas for research. Among these are, immunosuppression dosing optimization, the utility of absolute quantification in long-term management, and the viability of xenograft and 3-D printed organs. To support these and other areas of groundbreaking research, we have initiated the development an RUO product and are planning to have a prototype completed by the end of Q1 2023. In parallel, we are actively seeking discussions with potential platform partners to join our development efforts.

4. Billing, Coverage, and Reimbursement for our Laboratory Tests

As of December 31, 2022, DetermaRx was Oncocyte’s only commercialized clinical test. We are currently in the process of developing and commercializing DetermaIO, VitaGraft and DetermaCNI.

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

Medicare

For diagnostics tests, Medicare or CMS reimbursement approval is critical. CMS relies on a network of Medicare Administrative Contractors (“MACs”) to make Local Coverage Decisions approving a test for reimbursement. The Molecular Diagnostics Services (“MolDx”) Program was developed by Palmetto GBA (the previous MAC for California) to identify and establish coverage and reimbursement for molecular diagnostics tests. The program has developed guidelines for the level of evidence of efficacy required to be obtained through clinical trials. Palmetto, which contracted with CMS to administer the MolDx, issues Local Coverage Determinations that affect coverage, coding, and billing of many molecular tests and the current MAC for California, Noridian Healthcare Solutions, LLC, has adopted the coverage policies from Palmetto. MACs also serve as the primary operational contact between the Medicare Fee-For-Service program, for paying Medicare claims, and approximately 1.5 million health care providers enrolled in the program. Delays in obtaining MAC approval, or any changes made related to any favorable Local Coverage Determinations, could have a material adverse impact on our business.

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

The DetermaIO test competes with multiple biomarkers already in clinical use or in development for predicting response to immunotherapy. The most commonly used clinical tests employed in the immunotherapy response market are PD-L1 expression testing and TMB. We believe, however, the current standard of care for PD-L1 testing has important limitations. According to published literature, more than half of PD-L1 positive patients do not respond to immune- checkpoint inhibitors, and 1 in 6 patients who will respond are missed (referred to as a “false negative”). Furthermore, data presented at recent oncology medical conferences suggests that TMB is not a reliable predictor of immunotherapy response. Further, data presented at SITC (discussed previously), suggested that DetermaIO outperformed both PD-L1 and TMB in predicting response to checkpoint inhibitors in patients with NSCLC. In 2021, we presented data at four major scientific conferences supporting the association of DetermaIO and response to checkpoint inhibitor therapy and comparing to PD-L1 and TMB. Notably data presented at both ESMO and SABCS demonstrated the predictive value of the test.

DetermaCNI competes with tumor-informed tests that are on market for treatment monitoring as well as blood-only targeted panels. We believe we are differentiated from the former in that the test requires no tissue. DetermaCNI is differentiated from targeted approaches because it assesses changes across the whole genome broadly as opposed to changes in a subset of genes and is applicable in both adjuvant and neo-adjuvant patient scenarios versus tests that monitor Minimal Residual Disease (MRD) which are typically only used when the tumor is removed.

VitaGraft competes with multiple other tests from competitors that measure donor derived cell-free DNA. While our competitors have an established customer base, we believe that VitaGraft has a competitive advantage due to its ability to provide a faster turnaround time for results. Based on our research of customer needs, we believe that this fast turnaround time is critical to inform timely, critical medical decisions.

Facilities

Oncocyte leases a building located at 15 Cushing in Irvine, California that serves as Oncocyte’s principal executive and administrative offices. Oncocyte operates a CLIA certified laboratory in Nashville, Tennessee. Through the acquisition of Chronix Biomedical, Oncocyte also has a research and development facility in Göttingen, Germany, which serves as the center of excellence for the company’s blood based monitoring program.

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

Through our acquisition of Insight Genetics in January 2020 and Chronix in April 2021, we obtained exclusive rights to additional intellectual property, including trade secrets, registered trademarks, domain names, copyrights, issued and reissued patents and pending applications, and software material, and have since the Insight Genetics acquisition filed our own patents to protect DetermaIO.

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

Government Regulation

CLIA—Clinical Laboratory Improvement Amendments of 1988 and State Regulation

We expect that DetermaIO, VitaGraft and DetermaCNI will be regulated under the Clinical Laboratory Improvements Amendment (“CLIA”) as laboratory developed tests or “LDTs”. In 1988, Congress enacted CLIA, which established quality standards for all laboratories that provide testing services to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test is performed.

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

State Laboratory Licensing

In addition to federal certification requirements of laboratories under CLIA, we are required to maintain licensure under Tennessee law for our laboratory in Nashville, Tennessee. State laws generally include standards for the day-to-day operation of a clinical reference laboratory, including the training and skills required of personnel and quality control. In addition, those laws often mandate proficiency testing, which involves testing of specimens that have been specifically prepared for the laboratory.

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

Employees

As of December 31, 2022, we employed 76 persons, of which 75 were on a full-time basis and one was on a part-time basis.

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

Summary of Risk Factors

Risks Related to Our Capital Resources

●	We may incur significant cash payment and common stock issuance obligations under our agreements arising from our investments in Razor, Insight and Chronix.
●	We have incurred operating losses since inception, and we do not know if we will attain profitability.
●	It is likely that we will need to issue additional equity or debt securities in order to raise additional capital needed to pay our operating expenses.

Risks Related to Our Business Operations

●	Our revenues in the near term will depend on our ability to commercialize a small number of diagnostic tests.
●	The research and development work we are doing is costly, time consuming, and uncertain as to its results.
●	Sales of our diagnostic tests could be adversely impacted by the reluctance of physicians to adopt the use of our tests and by the availability of competing diagnostic tests.
●	We have limited capital, marketing, sales, and regulatory compliance resources for the commercialization of our diagnostic tests.
●	We may face technology transfer challenges and expenses in adding new tests to our portfolio and in expanding our reach into new geographical areas on new instrument platforms.
●	If our laboratory facilities become damaged or inoperable, or we are must vacate any facility, our ability to provide services and pursue our research and development and commercialization efforts may be jeopardized.
●	There is a limited number of manufacturers of molecular diagnostic testing equipment and related chemical reagents necessary for the provision of our diagnostic tests.
●	If we fail to enter into and maintain successful strategic alliances for diagnostic tests that we elect to co-develop, co-market, or out-license, we may have to reduce or delay our diagnostic test development or increase our expenditures.
●	We may become dependent on possible future collaborations to develop and commercialize many of our diagnostic test candidates and to provide the manufacturing, regulatory compliance, sales, marketing and distribution capabilities required for the success of our business.
●	Failure to adequately protect, or disputes relating to, trademarks could harm our business.
●	Our business could be adversely affected if we lose the services of the key personnel upon whom we depend.
●	Our business and operations could suffer in the event of system failures.
●	Security breaches and other disruptions could compromise our information and expose us to liability, and could cause our business and reputation to suffer.
●	Failure of our internal control over financial reporting could harm our business and financial results.
●	We are subject to laws and regulations governing corruption, which will require us to develop, maintain and implement costly compliance programs.
●	We may in the future be subject to litigation, which could harm our stock price, business, results of operations and financial condition.
●	We may undertake strategic acquisitions in the future, and difficulties integrating such acquisitions could damage our ability to achieve or sustain profitability.
●	We are subject to state laws in California that require gender and diversity quotas for boards of directors of public companies headquartered in California.

Risks Related to Our Industry

●	Our operations as a clinical laboratory are subject to oversight by CMS under CLIA, as well as certain state agencies, and any failure to maintain our CLIA or applicable state permits and licenses may affect our ability to commercialize our diagnostic tests.
●	If the FDA takes the position that any of our tests are not within the scope of its policy on enforcement discretion for laboratory-developed tests, or otherwise determines that it will seek to actively regulate one or more of our diagnostic tests, responding to such a regulatory position could lead to delays in commercialization, or (if encountered after commercialization) requirements to halt the commercial provision of our tests until FDA marketing authorization is obtained.
●	We will also need to obtain FDA and other regulatory approvals for any IVDs that we may develop, in order to market those IVD tests.
●	Clinical trial failures can occur at any stage of the testing and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of our current or future diagnostic tests.
●	The commercial success of our diagnostic tests depends on the availability and sufficiency of third-party payer coverage and reimbursement, which may be limited or unavailable.
●	Changes in healthcare laws and policies may have a material adverse effect on our financial condition, results of operations and cash flows.
●	Because of certain Medicare billing policies, we may not receive complete reimbursement for tests provided to Medicare patients.
●	Long payment cycles of Medicare, Medicaid and other third-party payers, or other payment delays, could hurt our cash flows and increase our need for working capital.
●	Private health insurance company policies may deny coverage or limit the amount they will reimburse us for the performance of our diagnostic tests.
●	We will be required to comply with federal and state laws governing the privacy of health information, and any failure to comply with these laws could result in material criminal and civil penalties.
●	If we are successful in commercializing our diagnostic tests, we will be obligated to comply with numerous additional federal and state statutes and regulations pertaining to our business and be subject to government oversight and scrutiny for our compliance with such laws. Laboratory and health care regulatory compliance efforts are expensive and time-consuming, and failure to maintain compliance with applicable laws could result in enforcement action which could be detrimental to our business.

Risks Related to Intellectual Property

●	We rely on patents and trade secrets, and our financial success will depend, in part, on our ability to obtain commercially valuable patent claims, protect our intellectual property rights and operate without infringing upon the proprietary rights of others.
●	We may not be able to obtain patent protection for our diagnostic tests if our pending U.S. patent applications are found to be directed to unpatentable subject matter.
●	Changes to the patent laws in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our diagnostic tests.
●	Other companies or organizations may challenge our patent rights or may assert patent rights that prevent us from developing and commercializing our diagnostic tests.
●	If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected, and our business would be harmed.
●	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful.
●	We may not be able to enforce our intellectual property rights throughout the world.
●	If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our diagnostic tests.
●	Patent terms may be inadequate to protect our competitive position on our diagnostic tests for an adequate amount of time.

Risks Related to the COVID-19 Pandemic

●	The recent COVID-19 global pandemic and the actions taken in response thereto could harm our business and our results of operations and financial condition could be adversely impacted thereby.

Risks Related to Our Common Stock

●	We have identified a material weakness in our internal control over financial reporting.
●	Our common stock may be delisted from The Nasdaq Capital Market which could negatively impact the price of our common stock, liquidity and our ability to access the capital markets.
●	The price of our stock may rise and fall rapidly.
●	Since we don’t pay dividends, our stock may not be a suitable investment for those needing dividend income.
●	Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on the market price of our shares.
●	You may experience dilution of your ownership interests if we issue additional shares of common stock or preferred stock.
●	Our former parent company may sell its Oncocyte shares to raise capital to finance its operations.

Risks Related to Our Capital Resources

We may incur significant cash payment and common stock issuance obligations under our agreements arising from our investments in Insight and Chronix.

Under the Merger Agreement pursuant to which we acquired Insight, as described in Note 3 to the consolidated financial statements included elsewhere in this Report, we have agreed to pay contingent consideration of up to $6.0 million in any combination of cash or shares of Oncocyte common stock if certain milestones related to DetermaIO are achieved (the “Contingent Consideration”), which consist of (i) a $1.5 million clinical trial completion and data publication milestone, (ii) $3.0 million for an affirmative final local coverage determination from CMS for a specified lung cancer test, and (iii) up to $1.5 million for achieving certain CMS reimbursement milestones.

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

Since our inception in September 2009, we have incurred operating losses and negative cash flows and we expect to continue to incur losses and negative cash flows in the future. Our net losses for the years ended December 31, 2022 and 2021 were $72.9 million and $64.1 million, respectively, and we had an accumulated deficit of $260.7 million as of December 31, 2022. We finance our operations primarily through sales of our common stock. There is no assurance that we will be able to obtain any additional financing that we may need, or that any such financing that may become available will be on terms that are favorable to us and our shareholders. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our success in developing and marketing or licensing our diagnostic tests and technology.

It is likely that we will need to issue additional equity or debt securities in order to raise additional capital needed to pay our operating expenses until such time as our revenues are sufficient to finance our operating expenses.

●	We plan to continue to incur substantial research and development expenses and we anticipate that we will be incurring significant sales and marketing costs as we develop and commercialize our diagnostic tests. Our research and development expenses may also increase if we work to develop tests for additional types of cancer or for other cancer related diagnostic purposes. The period of time for which our current cash and marketable securities will be sufficient to finance our operations will depend on the extent to which we expend funds on commercializing our tests and conducting new research and development programs. We will need to raise additional capital to pay operating expenses unless we are able to generate sufficient revenues from diagnostic test sales, royalties, and license fees to meet our operating expenses.

●	Our ability to raise additional equity or debt capital will depend not only on the successful completion of development of our diagnostic tests and receiving reimbursement approval from Medicare and other third-party payers for those tests, but also will depend on access to capital and conditions in the capital markets. Obtaining Medicare reimbursement approval for our diagnostic tests could take two to three years, and investors may be reluctant to provide us with additional capital until we obtain Medicare reimbursement approval for those tests or until we can demonstrate that private payers such as health insurance companies or HMOs are willing to pay for the use of our diagnostic tests at prices sufficient for us to earn a reasonable return on our investments in our diagnostic test portfolio. There is no assurance that we will be able to raise capital at times and in amounts needed to finance the development and commercialization of our diagnostic tests and general operations. Even if capital is available, it may not be available on terms that we or our shareholders would consider favorable.

●	Sales or other issuances of additional equity securities by us could result in the dilution of the interests of our shareholders.

Risks Related to Our Business Operations

Our revenues in the near term will depend on our ability to commercialize a small number of diagnostic tests.

Our near-term commercial efforts will focus on maximizing the opportunities for VitaGraft and DetermaIO and DetermaCNI. Our reliance on a small group of diagnostic tests as sources of revenue could limit our future revenue, make it more difficult for us to finance our operations, and impair our prospects for profitability and growth. DetermaIO and VitaGraft are currently available only in early access for non-clinical use. We plan to continue development of all three products for clinical and research use. However, there is no assurance that our development plans for VitaGraft, DetermaIO or DetermaCNI will be successful or that we will be generate sufficient revenues from commercialization of our diagnostic tests to finance our operations and earn a profit.

The research and development work we are doing is costly, time consuming, and uncertain as to its results.

We incurred research and development expenses amounting to approximately $7.3 million and $5.0 million during years ended December 31, 2022 and 2021, respectively. The current focus of our research and development efforts is the development of DetermaIO, VitaGraft and DetermaCNI. If we are successful in developing a new technology or diagnostic tests for additional types of cancer, refinement of the new technology or diagnostic tests and definition of the practical applications and limitations of the technology or diagnostic tests may take years and require the expenditure of large sums of money. There is no assurance that we will be successful in completing the development of our current diagnostic tests or in developing additional diagnostic tests regardless of the amount of our expenditures.

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

We currently have a clinical laboratory facility in Nashville, Tennessee. We also acquired a laboratory in Germany through merger with Chronix. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including fire, flooding, hurricanes, tornadoes and power outages, which may render it difficult or impossible for us to perform our tests or provide laboratory services for some period of time. The inability to perform our tests or the backlog of tests that could develop if any of our facilities is inoperable for even a short period of time may result in the loss of customers or harm to our reputation or relationships with key researchers, collaborators, and customers, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our facilities and the equipment we use to perform our research and development work could be costly and time-consuming to repair or replace.

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

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (the “FDIC”) took control of Silicon Valley Bank (“SVB”) and created the National Bank of Santa Clara to hold the deposits of SVB after SVB was unable to continue its operations. On March 12, 2023, the FDIC, U.S. Department of the Treasury, and Board of Governors of the Federal Reserve System, issued a joint press release stating that all depositors would have access to all of their money beginning on March 13, 2023. As of March 24, 2023, we have access to our cash on deposit with SVB. If we are unable to access all or a significant portion of the amounts we have deposited at financial institutions for any extended period of time, we may not be able to pay our operational expenses or make other payments until we are able to move our funds to accounts at one or more other financial institutions, which process could cause a temporary delay in making payments to our vendors and employees and cause other operational challenges.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the U.S. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected. Our growth and entry into new diagnostic tests, technologies and markets will place significant additional pressure on our system of internal control over financial reporting. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. Because we are a smaller reporting company, we are exempt from the requirement of having our internal controls over financial reporting audited by our independent registered public accountants, which means that material weaknesses or significant deficiencies in our internal controls that might be detected by an audit may not be detected and remedied.

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

In September 2018, California enacted SB 826, requiring public companies headquartered in California to maintain minimum female representation on their boards of directors as follows: by December 31, 2019, public company boards must have a minimum of one female director; by December 31, 2021, public company boards with five members were required to have at least two female directors, and public company boards with six or more members were required to have at least three female directors. On May 13, 2022, the Los Angeles Superior Court declared SB 826 unconstitutional and, although the California Secretary of State has directed counsel to file an appeal of decision, the State of California is currently precluded from enforcing SB 826.

Additionally, on September 30, 2020, California enacted AB 979, requiring public companies with principal executive offices in California to each have at least one director from an underrepresented community based on ethnicity and sexual orientation by December 31, 2021. A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. By December 31, 2022, each of these companies will be required to have at least two directors from such underrepresented communities if such company has more than four but fewer than nine directors, or at least three directors from underrepresented communities if the company has nine or more directors. On April 1, 2022, the Los Angeles Superior Court declared AB 979 unconstitutional and, although the California Secretary of State has filed a notice of appeal in the case, the State of California is currently precluded from enforcing AB 979.

If the State of California successfully appeals the court decisions regarding SB 826 or AB 979, we cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender or diversity quotas as previously required by SB 826 or AB 979, and our board of directors does not currently satisfy the quota previously required under these regulations. A failure to comply with any such quota requirement could result in fines from the California Secretary of State, and our reputation may be adversely affected.

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

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level, or how any future legislation or regulation may affect us. For instance, the payment reductions imposed by the Affordable Care Act (“ACA”) and the expansion of the federal and state governments’ role in the U.S. healthcare industry as well as changes to the reimbursement amounts paid by payers for our tests and future tests and products may reduce our profits and have a materially adverse effect on our business, financial condition, results of operations and cash flows. Notably, Congress enacted legislation in 2017 that eliminated the ACA’s “individual mandate” beginning in 2019, which may significantly impact the number of covered lives participating in exchange plans. The U.S. Supreme Court is currently reviewing the constitutionality of the ACA, although it is unclear when a decision will be made. Further, it is possible that additional governmental action be taken in response to the recent COVID-19 public health emergency.

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

Risks Related to the Covid-19 Pandemic

The recent COVID-19 global pandemic and the worldwide attempts to contain it could harm our business and our results of operations and financial condition could be adversely impacted by such pandemic.

The recent global outbreak of the coronavirus COVID-19, and the various attempts throughout the world to contain it, have created significant volatility, uncertainty and disruption. The COVID-19 pandemic has had, and actions taken in response thereto may continue to have, significant effects on our operations, ability to generate revenues, and financing activities. In response to government directives and guidelines, health care advisories and employee and other concerns, we have altered certain aspects of our operations. A number of our employees have had to work remotely from home and those on site have had to follow our social distance guidelines, which could impact their productivity.

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

The consequences of the COVID-19 pandemic have led to uncertainties related to our business growth and our ability to forecast the demand for our diagnostic testing and Pharma Services and resulting revenues. Although we have experienced limited COVID-19 related supply chain disruptions which to date did not impact our testing capacity, if the vendors of equipment and reagents used in our diagnostic laboratories experience supply, operational, or financial disruptions due to the COVID-19 pandemic, we could experience supply constraints in the future that could cause increased costs or delays in performing Pharma Services and in continuing the development of our diagnostic tests, including DetermaIO, DetermaCNI and VitaGraft.

Additionally, the continuing economic consequences of the COVID-19 pandemic have adversely impacted, and may continue to, adversely impact financial markets, resulting in high share price volatility, reduced market liquidity, and substantial declines in the market prices of the securities of some publicly traded companies. Volatile or declining markets for equities could adversely affect our ability to raise capital when needed through the sale of shares of common stock or other securities. Accordingly, we cannot assure that adequate financing will be available on favorable terms, if at all. If we are not able to raise the capital we need, we could be forced to modify, curtail, delay, or suspend some or all aspects of planned operations. Sales of additional equity securities could result in significant dilution of the interests of our shareholders.

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

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness and otherwise maintain an effective system of internal control over financial reporting, it could result in us not preventing or detecting on a timely basis a material misstatement of the Company’s financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As further disclosed in “Item 9A. Controls and Procedures” of this Annual Report on Form 10-K, management had identified a material weakness specifically relating to deficiencies in its internal controls over the review process relating to third-party valuations. Outside of this subjective review process relating to valuations, no other deficiencies in internal controls were identified. The Company has taken actions to remediate the material weakness related to our internal control process of review contributing to financial reporting. We have made improvements to the design of the related controls, including standardized review procedures over third-party valuations. While these control deficiencies did not result in a misstatement to the consolidated financial statements, the material weakness could have resulted in a misstatement impacting account balances or disclosures that would have resulted in a material misstatement to the consolidated financial statements that would not have been prevented or detected on a timely basis.

Although we are implementing plans to remediate this material weakness, we cannot be certain of the success of the plans. If our remedial measures are insufficient to address the material weakness, or if one or more additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, or our disclosure controls and procedures are again determined to be ineffective, we may not be able to prevent or identify irregularities or ensure the fair and accurate presentation of our financial statements included in our periodic reports filed with the U.S. Securities and Exchange Commission. Additionally, the occurrence of, or failure to remediate, a material weakness and any future material weaknesses in our internal control over financial reporting or determination that our disclosure controls and procedures are ineffective may have other consequences that could materially and adversely affect our business, including an adverse impact on the market price of our common stock, potential actions or investigations by the U.S. Securities and Exchange Commission or other regulatory authorities, shareholder lawsuits, a loss of investor confidence and damage to our reputation.

Our common stock may be delisted from The Nasdaq Capital Market which could negatively impact the price of our common stock, liquidity and our ability to access the capital markets.

Although our common stock is currently listed on The Nasdaq Capital Market, we may not be able to continue to meet the minimum listing requirements of The Nasdaq Capital Market or those of any other national exchange. On August 9, 2022, the Company received a letter (the “Nasdaq Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that Nasdaq has determined that the Company no longer meets the minimum bid price requirement of Nasdaq Listing Rule 5450(a)(1), as the minimum closing bid price for the Company’s common stock was less than $1.00 for the previous 30 consecutive business days. The Notice provided that the Company may consider applying to transfer the listing of the Company’s common stock to The Nasdaq Capital Market, subject to the Company submitting an online transfer application, paying the requisite fee, satisfying such market’s continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, and providing written notice of its intention to cure the deficiency period during the additional compliance period. Following a transfer to The Nasdaq Capital Market, under Nasdaq Listing Rule 5810(c)(3)(A)(ii), the Company may be eligible for an additional 180 calendar day compliance period.

The Company applied on January 24, 2023 to transfer the listing of its common stock, no par value, from The Nasdaq Global Market to The Nasdaq Capital Market (the “Transfer”). Upon receiving confirmation that Nasdaq had approved the Transfer, the Company’s common stock began trading on The Nasdaq Capital Market effective with the open of trading on February 7, 2023. The Company’s common stock continues to trade under the symbol “OCX”. The Nasdaq Capital Market operates in substantially the same manner as The Nasdaq Global Market, with issuers listed on The Nasdaq Capital Market tier required to meet certain financial and corporate governance requirements to qualify for continued listing.

On February 7, 2023, the Company received confirmation that Nasdaq has determined that the Company is eligible for an additional 180-calendar day period to regain compliance by meeting the minimum bid price requirement. The minimum bid price requirement would be met if the Company’s common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180-calendar day period.

If we are unable to maintain listing on The Nasdaq Capital Market or if a liquid market for our common stock does not develop or is not sustained, our common stock may remain thinly traded. If, for any reason, Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

●	The liquidity of our common stock;

●	The market price of our common stock;

●	Our ability to obtain financing for the continuation of our operations;

●	The number of investors that will consider investing in our common stock;

●	The number of market makers in our common stock;

●	The availability of information concerning the trading prices and volume of our common stock; and

●	The number of broker-dealers willing to execute trades in our common stock.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 235,000,000 shares of capital stock consisting of 230,000,000 shares of common stock and 5,000,000 “blank check” shares of preferred stock. At December 31, 2022, there were 118,643,821 shares of common stock outstanding, 16,395,343 shares of common stock reserved for exercise of warrants and 9,167,688 shares of common stock reserved for issuance upon the exercise of options under our employee stock option plans. No shares of preferred stock are presently outstanding.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

On February 7, 2023, our common stock began trading on The Nasdaq Capital Market under the symbol “OCX.” Previously, as of March 8, 2021, our common stock was trading on The Nasdaq Global Market, and prior to that date, our common stock was traded on The New York Stock Exchange (“NYSE”) American, both previously under the same symbol.

Dividends

We have not declared or paid any cash dividends on our common stock. Any future decision to declare or pay dividends will be at the sole discretion of our Board of Directors.

Holders

As of March 22, 2023, we had approximately 309 holders of record of our common stock. This number does not include shareholders whose shares of Oncocyte common stock are held in “street name” in accounts with securities broker-dealers or other financial institutions or fiduciaries.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows certain information concerning the options outstanding and available for issuance under all of our compensation plans and agreements as of December 31, 2022 (in thousands, except weighted average exercise price):

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of the Outstanding Options, Warrants and Rights (1)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (2)
Oncocyte Stock Option Plans Approved by Shareholders	9,168	$2.96	10,804

(1)	Includes both our 2010 Employee Stock Option Plan and our 2018 Equity Incentive Plan, as amended.
(2)	All shares remaining available for future issuance are under our 2018 Equity Incentive Plan, as amended.

Additional information concerning our 2010 Employee Stock Option Plan and our 2018 Equity Incentive Plan (as amended), and stock options may be found in Note 6 to the consolidated financial statements found elsewhere in this Report.

Recent Sales of Unregistered Securities

None.

Repurchases

None.

Item 6. [RESERVED.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the years ended December 31, 2022 and 2021, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. These historical consolidated financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Risk Factors.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a precision diagnostics company focused on developing and commercializing proprietary tests in three areas: DetermaIO is a gene expression test that assesses the tumor microenvironment to predict response to immunotherapies, VitaGraft is a blood-based solid organ transplantation monitoring test and DetermaCNI is a blood-based monitoring tool for monitoring therapeutic efficacy in cancer patients.

We are currently developing DetermaIO, a test with promising data supporting its potential to help identify patients likely to respond to checkpoint inhibitor drugs. This new class of drugs modulate the immune response and show activity in multiple solid tumor types including non-small cell lung cancer (NSCLC), and triple negative breast cancer (TNBC). DetermaIO is presently available for research use through our Pharma Services operations but one of our goals is to complete development of that assay and to make it available for clinical use later this year. We also perform other assay development and clinical testing services for pharmaceutical and biotechnology companies through our Pharma Services operations.

We have added to our diagnostic test pipeline VitaGraft, a blood-based solid organ transplantation monitoring test, and DetermaCNI, a patented, blood-based test from Chronix for immunotherapy monitoring.

The inherent uncertainties of developing and commercializing new diagnostic tests for medical use make it impossible to predict the amount of time and expense that will be required to complete the development and commercialization of those tests. There is no assurance that we will be successful in developing new technology or diagnostic tests, or that any technology or diagnostic tests that we may develop will be proven safe and effective in diagnosis of cancer in humans or will be successfully commercialized.

We believe we have sufficient cash, cash equivalents, and marketable equity securities to carry out our current operations through at least twelve months from the issuance date of our consolidated financial statements included elsewhere in this Report.  We expect that our operating expenses will continue to increase if we successfully complete the development of DetermaIO and commercialize this test. We have hired a sales and marketing team. We also acquired a laboratory in Germany through our completed merger with Chronix and we will incur additional expenses resulting from our continued investment in Chronix. We are continuing to seek other opportunities to acquire ownership of or marketing rights to additional cancer tests. Because of the expected time frame to apply for and receive Medicare reimbursement approval for our tests, our pre-Medicare approval revenues from commercialization of our tests and revenues from services we perform for pharmaceutical companies are not expected to cover our operating expenses. We will need to obtain additional financing for our operations until such time as we generate sufficient revenues from the commercialization of our tests to cover our operating expenses. Our determination as to when we will seek new financing and the amount of financing that we will need will be based on our evaluation of the progress we make in our research and development programs, any changes to or the expansion of the scope and focus of our research, progress and results of commercializing our tests after completion of development, progress in receiving Medicare and other payor reimbursement approval, and our projection of future costs. See “Liquidity and Capital Resources” for a discussion of our available capital resources, our need for future financing, and possible sources of capital.

Recent Developments

Nasdaq Notice

On August 9, 2022, the Company received the Nasdaq Notice indicating that Nasdaq has determined that the Company no longer meets the minimum bid price requirement of Nasdaq Listing Rule 5450(a)(1), as the minimum closing bid price for the Company’s common stock was less than $1.00 for the previous 30 consecutive business days. The Notice provided that the Company may consider applying to transfer the listing of the Company’s common stock to The Nasdaq Capital Market, subject to the Company submitting an online transfer application, paying the requisite fee, satisfying such market’s continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, and providing written notice of its intention to cure the deficiency period during the additional compliance period. Following a transfer to The Nasdaq Capital Market, under Nasdaq Listing Rule 5810(c)(3)(A)(ii), the Company may be eligible for an additional 180 calendar day compliance period.

The Company applied on January 24, 2023 to transfer the listing of its common stock, no par value, from The Nasdaq Global Market to The Nasdaq Capital Market. Upon receiving confirmation that Nasdaq had approved the Transfer, the Company’s common stock began trading on The Nasdaq Capital Market effective with the open of trading on February 7, 2023. The Company’s common stock continues to trade under the symbol “OCX”. The Nasdaq Capital Market operates in substantially the same manner as The Nasdaq Global Market, with issuers listed on The Nasdaq Capital Market tier required to meet certain financial and corporate governance requirements to qualify for continued listing.

On February 7, 2023, the Company received confirmation that Nasdaq has determined that the Company is eligible for an additional 180-calendar day period to regain compliance by meeting the minimum bid price requirement. The minimum bid price requirement would be met if the Company’s common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180-calendar day period.

Workforce Reduction Plan

In August 2022, the Company initiated a workforce reduction plan to strategically realign its operations and implement cost reduction programs to prioritize near term revenue generators and to manage and preserve cash. In connection with the reduction, the Company eliminated 14 positions, implemented tighter expense controls, and ceased non-core activities.

Further, on December 16, 2022, Oncocyte initiated an additional reduction in work force involving over 40% of its full-time employees. The transition began on December 16, 2022 and was completed in February 2023. As of December 31, 2022, the Company incurred an aggregate of $1.9 million related to employee severance and benefits costs in connection with its reductions in force during fiscal year 2022.

Razor Genomics Purchase Agreement

On December 15, 2022, Oncocyte Corporation, a California corporation (“Oncocyte” or the “Company”), entered into a Stock Purchase Agreement (the “Razor Stock Purchase Agreement”) with Dragon Scientific, LLC, a Delaware limited liability company (“Dragon”), and Razor Genomics Inc., a Delaware corporation and wholly-owned subsidiary of Oncocyte (“Razor”). Pursuant to the Razor Stock Purchase Agreement Oncocyte agreed to sell to Dragon, 3,188,181 shares of common stock of Razor, which constitutes approximately 70% of the issued and outstanding equity interests of Razor on a fully-diluted basis, and transfer to Razor all of the assets and liabilities related to DetermaRx (the “Razor Sale Transaction”). The Razor Stock Purchase Agreement provides that following the closing of the transaction (the “Razor Closing”), Oncocyte will own 1,366,364 shares of common stock of Razor, which will constitute approximately 30% of the issued and outstanding equity interests of Razor on a fully-diluted basis. On February 16, 2023, Oncocyte completed the Razor Sale Transaction.

While no monetary consideration was received for the sale of 70% of the equity interests of Razor, the transaction allows the Company to eliminate all development and commercialization costs with respect to DetermaRx. Following the Razor Closing, Oncocyte continues to own 1,366,364 shares of common stock of Razor.

Critical Accounting Estimates

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

Assets held for sale and discontinued operations

Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation and amortization of assets ceases upon designation as held for sale. Discontinued operations comprise activities that were disposed of, discontinued or held for sale at the end of the period, represent a separate major line of business that can be clearly distinguished for operational and financial reporting purposes and represent a strategic business shift having a major effect on the Company’s operations and financial results according to Accounting Standard Codification (“ASC”) Topic 205, Presentation of Financial Statements. We have included all of our revenues and expenses for Razor Genomics, Inc. as discontinued operations and all assets and liabilities as held for sale.

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

Goodwill and intangible assets

In accordance with ASC 350, Intangibles – Goodwill and Other, IPR&D projects acquired in a business combination that are not complete as of the acquisition date are capitalized and accounted for as indefinite-lived intangible assets until completion or abandonment of the related research and development efforts. Upon successful completion of the project, the capitalized amount is amortized over its estimated useful life. If a project is abandoned, all remaining capitalized amounts are written off immediately. We consider various factors and risks for potential impairment of IPR&D assets, including the current legal and regulatory environment, uncertainties posed by the recent COVID-19 pandemic and the competitive landscape. Adverse clinical trial results, significant delays or inability to obtain local determination coverage (“LCD”) from the Centers for Medicare and Medicaid Services (“CMS”) for Medicare reimbursement for a diagnostic test, the inability to bring a diagnostic test to market and the introduction or advancement of competitors’ diagnostic tests could result in partial or full impairment of the related intangible assets. Consequently, the eventual realized value of the IPR&D project may vary from its fair value at the date of acquisition, and IPR&D impairment charges may occur in future periods. During the period between completion or abandonment, the IPR&D assets will not be amortized but will be tested for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts.

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

Goodwill is not amortized but instead qualitatively or quantitively tested for impairment at least annually should an event or circumstances indicate that a reduction in fair value of the reporting unit may have occurred during the year, goodwill would also be tested at such occasion. We perform the goodwill test at the reporting unit level. If necessary, the goodwill quantitative impairment test is performed on October 1 every year.

We use a two-step process to assess the realizability of goodwill. The first step (generally referred to as a “step 0” analysis) is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, we analyze changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there are indicators of a significant decline in the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required. If a qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed to the quantitative second step (generally referred to as a “step 1” analysis) where the fair value of a reporting unit is calculated based on weighted income and market-based approaches. If the fair value of a reporting unit is lower than its carrying value, an impairment to goodwill is recorded, not to exceed the carrying amount of goodwill in the reporting unit.

Step 1 of the quantitative test requires comparison of the fair value of each of the reporting units to the respective carrying value. If the carrying value of the reporting unit is less than the fair value, no impairment exists. Otherwise, we would recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit.

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

Stock-based compensation

We recognize compensation expense related to share-based payments in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for share-based payment awards made to directors and employees based on estimated fair values. We estimate the fair value of employee stock-based payment awards on the grant-date and recognize the resulting fair value over the requisite service period on a straight-line basis. For stock-based awards that vest only upon the attainment of one or more performance goals, compensation cost is recognized if and when we determine that it is probable that the performance condition or conditions will be, or have been, achieved. We utilize the Black-Scholes option pricing model for determining the fair value of stock options. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. For the years ended December 31, 2022 and 2021, we estimated the expected volatility using our own stock price volatility to the extent applicable or a combination of our stock price volatility and the stock price volatility of stock of peer companies, for a period equal to the expected term of the options. The expected term of options granted is based on our own experience and, in part, based upon the “simplified method” provided under Staff Accounting Bulletin, Topic 14, or SAB Topic 14, as necessary. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. Although the fair value of employee stock options is determined in accordance with FASB guidance, the key inputs and assumptions may change as we develop our own company estimates, experience and key inputs including our expected term, and stock price volatility based on the trading history of our stock in the public market. Changes in these subjective assumptions can materially affect the estimated value of equity grants and the stock-based compensation that we record in our consolidated financial statements.

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

During the years ended December 31, 2022 and 2021, we entered into various operating leases in accordance with ASC 842 discussed in Notes 9 and 10 to the consolidated financial statements included elsewhere in this Report. Our accounting for financing leases (previously referred to as “capital leases”) remained substantially unchanged.

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

Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of long lived assets should be assessed. When such events or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount, we recognize an impairment based on the fair value of such assets.

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

Revenue recognition

Effective on January 1, 2021, we adopted the revenue recognition standard ASC Topic 606, Revenue from Contracts with Customers (ASC) 606. Pursuant to ASC 606, revenues are recognized when control of services performed is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. ASC 606 provides for a five-step model that includes:

(i) identifying the contract with a customer,

(ii) identifying the performance obligations in the contract,

(iii) determining the transaction price,

(iv) allocating the transaction price to the performance obligations, and

(v) recognizing revenue when, or as, an entity satisfies a performance obligation.

DetermaRx testing revenue

As of December 31, 2022, Oncocyte performed tests on clinical samples through orders received from physicians, hospitals, and other healthcare providers. In determining whether all the revenue recognition criteria (i) through (v) above are met with respect to DetermaRx tests, each test result is considered a single performance obligation and is generally considered complete when the test result is delivered or made available to the prescribing physician electronically, and, as such, there are no shipping or handling fees incurred by Oncocyte or billed to customers. Although Oncocyte bills a list price for all tests ordered and completed for all payer types, Oncocyte considers constraints on the variable consideration when recognizing revenue for DetermaRx. Because DetermaRx is a novel test and there are no current reimbursement arrangements with third-party payers other than Medicare, the transaction price represents variable consideration. Application of the constraint for variable consideration is an area that requires significant judgment. For all payers other than Medicare and payers subscribed to Medicare Advantage, Oncocyte must consider the novelty of the test, the uncertainty of receiving payment, or being subject to claims for a refund, from payers with whom it does not have a sufficient payment collection history or contractual reimbursement agreements. Accordingly, for those payers, Oncocyte expects to continue to recognize revenue upon payment until it has a sufficient history to reliably estimate payment patterns or has contractual reimbursement arrangements, or both, in place.

We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. We base this allowance, in the aggregate, on historical collection experience, age of receivables and general economic conditions. Our bad debts have not been material and have been within management expectations.

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

We establish an allowance for doubtful accounts based on the evaluation of the collectability of Pharma Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts. As of December 31, 2022, we have not recorded any losses or allowance for doubtful accounts on accounts receivables from Pharma Services.

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

Research and development expenses

Research and development expenses are comprised of costs incurred to develop technology and include salaries and benefits (including stock-based compensation), laboratory expenses (including reagents and supplies used in research and development laboratory work), infrastructure expenses (including allocated facility occupancy costs), and contract services and other outside costs. Indirect research and development expenses are allocated primarily based on headcount, as applicable, and include rent and utilities, common area maintenance, telecommunications, property taxes, and insurance. Research and development costs are expensed as incurred.

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

Results of Operations

The recent global outbreak of COVID-19, and the various attempts throughout the world to contain it, have created significant financial volatility, economic uncertainty, and changes to the way Oncocyte conducts certain aspects of its operations. The COVID-19 pandemic has had, and may continue to have, significant effects on our operations, ability to generate revenues, and financing activities. In response to government directives and guidelines, health care advisories and employee and other concerns, a number of our employees have had to work remotely from home and those on site have had to follow our social distance guidelines, which could impact their productivity. Although employee absenteeism due to COVID-19 illness has not had an adverse impact on our operations as of the date of this Report, we face the risk of losing, at least temporarily, the services of employees if they become ill.

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

Revenues for the Year Ended December 31, 2022

As a result of the classification of the Company’s Razor’s operations to discontinued operations, all revenue derived from DetermaRx has been classified as discontinued operations. The remaining revenue is derived from VitaGraft technology, and from Pharma Services generated by our wholly owned subsidiary, Insight.

The following table shows our revenues for the years ended December 31, 2022 and 2021 (in thousands, except percentage change values).

	2022	2021	$ Change	% Change

Revenues from continuing operations	$958	$2,198	(1,240)	-56%
Revenues from discontinued operations	$4,673	$5,529	(856)	-15%
Total	$5,631	$7,727	(2,096)	-27%

Pharma Services are generally performed on a time and materials basis. Upon our completion of the service to the customer in accordance with the contract, we have the right to bill the customer for the agreed upon price (either on a per test or per deliverable basis) and recognize the Pharma Services revenue at that time, on an accrual basis.

Licensing revenues are generally recognized upon transfer of promised technology information and other contractual performance obligations to licensees in an amount that reflects the consideration we expect to receive in exchange. Licensing revenue is recognized at the point in time when the applicable performance obligations are satisfied, and all other revenue recognition criteria have been met.

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

Licensing revenues for the twelve months ended December 31, 2022 included in discontinued operations primarily reflect the revenue recognition of $1.0 million in relation to the Initial Milestone Payments related to the Exclusive Sublicense Agreement in the PRC Territory (the “Sublicense Agreement”) with Burning Rock Biotech Limited (“Burning Rock”). Like Pharma Services revenues, licensing revenues may vary significantly between accounting periods reflecting the attainment of additional licensing agreement milestones that trigger license fees payable to Oncocyte or reflecting the beginning or end of a revenue stream upon the commencement or termination of a license agreement related to a particular customer project.

The following table presents the percentage of consolidated revenues by products or services classes:

	Year Ended
	December 31,
	2022	2021	2022	2021
Pharma Services	958	1,460	100%	66%
Licensing	-	738	-%	34%
Total	$958	$2,198	100%	100%

The following table presents the percentage of consolidated revenues received from unaffiliated customers that individually represent greater than ten percent of consolidated revenues:

	Year Ended
	December 31,
	2022	2021
Pharma services - Company A	43%	*	%
Pharma services - Company B	14%	*	%
Pharma services - Company C	11%	*	%
Pharma services Other	31%	66%
Licensing - Company A	* %	34%
Total	100%	100%

*Less than 10%

Operating Summary

The following table shows our operating net loss for the years ended December 31, 2022 and 2021 (in thousands).

	Year Ended
	December 31,
	2022	2021

Revenues	$958	$2,198
Cost of revenues	976	778
Research and development expenses	7,301	5,035
Sales and marketing expenses	1,132	552
General and administrative expenses	21,881	22,292
Change in fair value of contingent consideration	(31,019)	27,266
Loss from goodwill impairment	18,684	-
Loss from operations	(17,997)	(53,725)
Other income (expense)	(615)	854
Loss before income taxes	(18,612)	(52,871)
Income tax benefit	-	9,261
Loss from continuing operations	(18,612)	(43,610)
Loss from discontinued operations	(54,290)	(20,487)
Net loss	$(72,902)	$(64,097)

Cost of revenues

Cost of revenues generally consists of cost of materials; direct labor including payroll, payroll taxes, bonus, benefit and stock-based compensation; equipment and infrastructure expenses; clinical sample costs associated with performing Pharma Services; license fees due to third parties, and amortization of acquired intangible assets. Infrastructure expenses include depreciation of laboratory equipment; allocated rent costs; and leasehold improvements.

Cost of revenues for Pharma Services and licensing revenue varies depending on the nature, timing, and scope of customer projects.

Research and development expenses

A summary of the main drivers of the change in research and development expenses for the periods presented, is as follows:

	Year Ended
	December 31,
	2022	2021	$ Change	% Change

Personnel-related expenses	$2,931	$1,918	$1,013	53%
Professional fees, legal, and outside services	1,334	1,129	205	18%
Laboratory supplies and expenses	1,369	746	623	84%
Clinical trials	9	96	(87)	-91%
Share-based compensation	773	473	300	63%
Severance	21	233	(212)	-91%
Depreciation	315	228	87	38%
Facilities and insurance	334	12	322	2683%
Other	215	200	15	8%
Total	$7,301	$5,035	$2,266	45%
% of Net Revenue	762%	229%		533%

We expect to continue to incur a significant amount of research and development expenses during the foreseeable future. As of December 31, 2022, we will continue development of DetermaIO and VitaGraft. Our future research and development efforts and expenses will also depend on the amount of capital that we are able to raise to finance those activities and whether we acquire rights to any new diagnostic tests. A portion of our costs for leasing and operating our CLIA laboratories in California and Tennessee, and in Germany with Chronix, will also be included in research and development expenses to the extent allocated to the development of our diagnostic tests.

The COVID-19 global pandemic has negatively impacted, and is expected to continue to negatively impact, clinical trials of immunotherapies by pharma companies that may use DetermaIO in selecting patients for their trials. We may also commence our own clinical trials of DetermaIO if we develop that diagnostic test to the point where we determine that its use as a clinical diagnostic appears to be feasible.

Sales and marketing expenses

A summary of the main drivers of the change in sales and marketing expenses for the periods presented, is as follows:

	Year Ended
	December 31,
	2022	2021	$ Change	% Change

Personnel-related expenses	$592	$147	$445	303%
Share-based compensation	261	114	147	129%
Professional fees, legal, and outside services	219	286	(67)	-23%
Facilities and insurance	43	-	43	100%
Other	17	5	12	240%
Total	$1,132	$552	$580	105%
% of Net Revenue	118%	25%		93%

We expect to continue to incur sales and marketing expenses during the foreseeable future as we complete product development and begin commercialization efforts for DetermaIO as a clinical test. Sales and marketing expenses will also increase if we successfully develop and begin commercializing DetermaCNI, and VitaGraft, or if we acquire and commercialize other diagnostic tests. Our commercialization efforts and expenses will also depend on the amount of capital that we are able to raise to finance commercialization of our tests. Our future expenditures on sales and marketing will also depend on the amount of revenue that those efforts are likely to generate. Because physicians are more likely to prescribe a test for their patients if the cost is covered by Medicare or health insurance, demand for our diagnostic and other tests and our expenditures on sales and marketing are likely to increase if our diagnostic or other tests qualify for reimbursement by Medicare or private health insurance companies.

General and administrative expenses

A summary of the main drivers of the change in general and administrative expenses for the periods presented, is as follows:

	Year Ended
	December 31,
	2022	2021	$ Change	% Change

Personnel-related expenses and board fees	$7,155	$6,137	$1,018	17%
Share-based compensation	5,435	3,657	1,778	49%
Professional fees, legal, and outside services	4,299	6,214	(1,915)	-31%
Facilities and insurance	2,696	3,197	(501)	-16%
Severance – Chronix acquisition	-	2,452	(2,452)	-100%
Severance	1,480	-	(1,480)	-%
Other	816	635	181	29%
Total	$21,881	$22,292	$(411)	-2%
% of Net Revenue	2,284%	1,014%		1,270%

Change in fair value of contingent consideration

We will pay contingent consideration if various payment milestones are triggered under the merger agreements through which we acquired Insight and Chronix. See Note 3 to our consolidated financial statements included in this Report. Changes in the fair value of the contingent consideration will be based on our reassessment of the key assumptions underlying the determination of this liability as changes in circumstances and conditions occur from the Insight acquisition date to the reporting period being presented, with the subsequent change in fair value recorded as part of our consolidated loss from operations for that period. For the year ended December 31, 2022 and December 31, 2021, we recorded an unrealized gain of approximately $31.0 million and an unrealized loss of approximately $27.3 million, respectively, related to the change in the fair value of contingent consideration primarily attributable to a revised estimate on the timing of the possible future payouts, respectively.

Loss from goodwill impairment

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

Oncocyte does not have intangible assets with indefinite useful lives other than goodwill and the acquired IPR&D discussed in Notes 3 and 4. During December 2022, the Company assessed its current environment and after taking into consideration the Stock Purchase Agreement to Sale Razor Genomics, management concluded that it was more likely than not that the fair value of the goodwill was less than the carrying value. As such, the Company performed a quantitative test to estimate the fair value of the enterprise. Using the discounted cash flow method and taking into consideration the loss of Razor’s future cash flows, the calculated enterprise fair value was lower than carrying value. As a result, the Company recorded a goodwill impairment of $18.7 million as part of its operating expenses; as of December 31, 2022. No impairment was noted for IPR&D assets.

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

For the years ended December 31, 2022 and December 31, 2021, we recorded interest expense, net, of $77,000 and $0.2 million, respectively, from our loans and financing leases. For the year ended December 31, 2022, we recorded $0.5 million of unrealized loss from the fair market value decrease of the marketable equity securities we hold in shares of Lineage and AgeX common stock. We did not sell any marketable securities during any of the periods presented. As of December 31, 2022 and 2021, we held marketable equity securities with a total fair market value of $0.4 million and $0.9 million, respectively.

Income taxes

A summary of the income taxes and tax rates for the periods presented, is as follows:

	2022		2021

Income taxes (in thousands)	$-		$9,261
Effective tax rate		%	-13%

In connection with the Chronix and Razor acquisitions discussed in Note 3 to our consolidated financial statements included else wherein this Report, a change in the acquirer’s valuation allowance that stems from the purchase of assets should be recognized as an element of the acquirer’s income tax benefit in the period of the acquisition. Accordingly, for the year ended December 31, 2021, we recorded a $9.3 million partial release of our valuation allowance and a corresponding income tax benefit stemming from the deferred tax liability generated by the Chronix and Razor intangible assets we acquired no similar amount was recorded during 2022.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Other than the partial release discussed above for the years ended December 31, 2022 and 2021, we established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. Accordingly, due to losses incurred for all periods presented, we did not record any provision or benefit for income taxes except for the tax benefit recorded in connection with the acquisitions discussed above.

Liquidity and Capital Resources

Since formation, we have financed our operations primarily through the sale of our common stock, preferred stock and warrants. We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $260.7 million at December 31, 2022. We expect to continue to incur operating losses and negative cash flows for the near future.

At December 31, 2022, we had $20.0 million of cash and cash equivalents, and held shares of Lineage and AgeX common stock as marketable equity securities valued at $0.4 million. During the year ended December 31, 2022, we raised approximately $30,000 in net cash proceeds through sales of shares of our common stock through the ATM Offering. On June 1, 2022, Oncocyte received net proceeds of approximately $4.8 million from the Series A Preferred Stock issued from the first tranche of the Series A Preferred Stock Offering. On April 19, 2022, Oncocyte received net proceeds of approximately $32.4 million from the Underwritten Offering of 26,266,417 shares of common stock and 26,266,417 shares of April 2022 Warrants to purchase up to 13,133,208.5 shares of common stock. See Notes 1 and 15 for additional information about the April 2022 Offerings.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2022, a net loss and net cash used in operating activities for the reporting period then ended.

On April 3, 2023 the Company entered into an agreement with certain members of the Company’s board of directors, and several institutional and accredited investors, including Broadwood Capital, L.P., the Company’s largest shareholder, relating to their purchase of an aggregate of up to 45,562,425 shares of its common stock at an offering price of $0.3544 per share to board members and $0.30168 per share to the other investors participating in the offering. The offering is intended to be priced ‘at-the market’ for purposes of complying with applicable NASDAQ Listing Rules. The aggregate gross proceeds from the offering were approximately $13.9 million before deducting offering expenses payable by the Company.

Although it is difficult to predict the Company’s liquidity requirements, based upon the Company’s current operating plan, management believe that it will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the issuance of the consolidated financial statements. The Company anticipates that it will continue to incur net losses for the foreseeable future as it continues the development its various programs and incurs additional costs associated with being a public company.

We expect that our operating expenses will remain flat as we continue to manage our available cash. Although we intend to market our diagnostic tests in the United States through our own sales force, we are also beginning to make marketing arrangements with distributors in other countries. We may also explore a range of other commercialization options in order to enter overseas markets and to reduce our capital needs and expenditures, and the risks associated the timelines and uncertainty for attaining the Medicare reimbursement approvals that will be essential for the successful commercialization of additional cancer diagnostic tests. Those alternative arrangements could include marketing arrangements with other diagnostic companies through which we might receive a licensing fee and royalty on sales, or through which we might form a joint venture to market one or more tests and share in net revenues, in the United States or abroad.

In addition to sales and marketing expenses, we will incur expenses from leasing and improving our new office and laboratory facilities in Nashville, Tennessee.

We may need to meet significant cash payment or stock obligations to former Insight and Chronix shareholders in connection with our acquisition of those companies, as disclosed in Note 3 to the consolidated financial statements included elsewhere in this Report. To meet the future cash payment obligations, we may have to utilize cash on hand that would otherwise be available to us for other business and operational purposes, which could cause us to delay or reduce activities in the development and commercialization of our cancer tests.

We will need to continue to raise additional capital to finance our operations, including the development and commercialization of our diagnostic tests, and making payments that may become due under our obligations to former Chronix shareholders and former Insight shareholders, until such time as we are able to generate sufficient revenues to cover our operating expenses. Delays in the development of DetermaIO, or obtaining reimbursement coverage from Medicare for that diagnostic test and for the other diagnostic tests that we may develop or acquire, could prevent us from raising sufficient additional capital to finance the completion of development and commercial launch of those tests. Investors may be reluctant to provide us with capital until our tests are approved for reimbursement by Medicare or reimbursement by private healthcare insurers or healthcare providers, or until we begin generating significant amounts of revenue from performing those tests. The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Sales of additional equity securities could result in the dilution of the interests of our shareholders. We cannot assure that adequate financing will be available on favorable terms, if at all.

Cash used in operating activities

During the years ended December 31, 2022 and 2021, our total research and development expenses were $7.3 million and $5.0 million, respectively, our general and administrative expenses were $21.9 million and $22.2 million, respectively, and our sales and marketing expenses were $1.1 million and $0.6 million, respectively. We also incurred $1.0 million in cost of revenues, including $96,000 amortization of intangible expenses, in the year ended 2022. Net loss for the years ended December 31, 2022 and 2021 amounted to $72.9 million and $64.1 million, respectively. Net cash used in operating activities for the years ended December 31, 2022 and 2021 amounted to $45.6 million and $35.9 million, respectively, of which $18.6 million and $43.6 million represent loss from continuing operations respectively and $54.3 million and $20.5 million from discontinued operations respectively. Our cash used in operating activities during 2022 does not include the following noncash items: $10.0 million in stock-based compensation; $31.0 million in gain from change in fair value of contingent consideration; $5.2 million in depreciation and amortization expenses; $18.7 million loss from goodwill impairment, $25.9 million loss from held for sale asset impairment, and $0.5 million in unrealized loss on marketable equity securities. Changes in operating assets and liabilities were approximately $2.0 million as an additional use of cash.

Cash used in investing activities

During the 2022, net cash used in investing activities from operations was $4.3 million, due to cash paid for construction in progress and purchase of furniture and equipment.

Cash provided by financing activities

During 2022, net cash provided in financing activities was $35.8 million, primarily attributable to $32.4 million of net cash proceeds from the sale of shares of common stock, including $30,000 of net cash proceeds from at-the-market transactions, and $4.8 million of net cash proceeds from the sale of redeemable convertible Series A preferred shares, offset by repayments of principal on loans payable and financing lease obligations of $1.3 million.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Oncocyte Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oncocyte Corporation (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Contingent Consideration Liabilities - Refer to Notes 3 to the consolidated financial statements

Description of the Matter

The Company recognized contingent consideration liabilities at the estimated fair value on the acquisition date in connection with applying the acquisition method of accounting for business combinations. Subsequent changes to the fair value of the contingent consideration liabilities were recorded within the consolidated statement of operations in the period of change. At December 31, 2022, the Company had $5.4 million and $40.3 million in contingent consideration liabilities, for the Company’s DetermaIO™ and TheraSure™ tests, respectively, which were associated with business combinations. These amounts represented a ‘Level 3’ fair value measurement in the fair value hierarchy due to the significant unobservable inputs used in determining the fair value and the use of management judgment about the assumptions market participants would use in pricing the liabilities.

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

Assessment of Held for Sale and Discontinued Operations Classification and Impairment Charge - Refer to Notes 16 to the consolidated financial statements

Description of the Matter

On December 15, 2022, the Company entered into a Stock Purchase Agreement to sell 3,188,181 shares of common stock of Razor Genomics Inc., a wholly-owned subsidiary of the Company (“Razor”), which constitutes approximately 70% of the issued and outstanding equity interests of Razor on a fully-diluted basis. As a result, Razor was classified as held for sale and reported as discontinued operations and impairment charges of $25.9 million were recorded to reduce the carrying amount of the assets to zero as there were minimal considerations received.

We identified the assessment of held for sale and discontinued operations classification and associated impairment charges as a critical audit matter because of the extensive effort required to audit the subjective and complex judgments associated with those matters, including:

●	The assessment of whether the sale meets the criteria for held for sale;
●	The assessment of whether the sale of Razor represents a discontinued operation; and
●	The determination of the impairment charges.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included the following. We obtained an understanding and evaluated the design of the Company’s internal control over accounting for significant unusual transactions. We assessed management’s judgments in determining whether the sale of Razor meets the held for sale and discontinued operations classification criteria through procedures performed, including, but not limited to, reviewing relevant supporting documentation, and inquiring of management regarding specific assumptions made. We tested the recognition and classifications of the Company’s segregation of assets, liabilities and the results of operations that are classified as discontinued operations by inspecting the Company’s accounting data and related adjustments. We also reviewed the accuracy and completeness of the Company’s disclosures as they relate to discontinued operations.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2015.

East Brunswick, New Jersey

April 12, 2023

PCAOB ID Number 100

ONCOCYTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2022	2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,993	$32,948
Accounts receivable, net of allowance of $154 and $-, respectively	2,012	1,437
Marketable equity securities	433	904
Prepaid expenses and other current assets	977	901
Current assets of discontinuing operations	2,121	2,953
Total current assets	25,536	39,143

NONCURRENT ASSETS
Right-of-use and financing lease assets, net	2,088	2,779
Machinery and equipment, net, and construction in progress	8,763	5,590
Goodwill	-	18,684
Intangible assets, net	61,633	61,721
Restricted cash	1,700	1,700
Other noncurrent assets	371	264
Other noncurrent assets of discontinuing operations	-	29,682
TOTAL ASSETS	$100,091	$159,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,253	$1,810
Accrued compensation	1,771	2,827
Accrued expenses and other current liabilities	3,839	2,085
Accrued severance from acquisition	2,314	2,352
Accrued liabilities from acquisition	109	1,388
Loans payable, net of deferred financing costs	-	1,313
Right-of-use and financing lease liabilities, current	815	819
Current liabilities of discontinuing operations	2,005	1,526
Total current liabilities	12,106	14,120

NONCURRENT LIABILITIES
Right-of-use and financing lease liabilities, noncurrent	2,729	3,545
Contingent consideration liabilities	45,662	76,681

TOTAL LIABILITIES	60,497	94,346

COMMITMENTS AND CONTINGENCIES

Series A Redeemable Convertible Preferred Stock, no par value; stated value $1,000 per share; 6 shares and - shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively; aggregate liquidation preference of $6,091 and $- as of December 31, 2022 and December 31, 2021, respectively	5,302	-

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 230,000 shares authorized; 118,644 and 92,232 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	294,929	252,954
Accumulated other comprehensive income	39	37
Accumulated deficit	(260,676)	(187,774)
Total shareholders’ equity	34,292	65,217
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$100,091	$159,563

The accompanying notes are an integral part of these consolidated financial statements.

ONCOCYTE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2022	2021

Net revenue	$958	$2,198

Cost of revenues	880	697
Cost of revenues – amortization of acquired intangibles	96	81
Gross margin	(18)	1,420

Operating expenses:
Research and development	7,301	5,035
Sales and marketing	1,132	552
General and administrative	21,881	22,292
Change in fair value of contingent consideration	(31,019)	27,266
Loss from goodwill impairment	18,684	-
Total operating expenses	17,979	55,145

Loss from operations	(17,997)	(53,725)

OTHER INCOME (EXPENSES), NET
Interest expense, net	(77)	(209)
Unrealized gain (loss) on marketable equity securities	(471)	229
Pro rata loss from equity method investment in Razor	-	(270)
Gain on extinguishment of debt (PPP loan)	-	1,141
Other expenses, net	(67)	(37)
Total other income (expenses), net	(615)	854

LOSS BEFORE INCOME TAXES	(18,612)	(52,871)

Income tax benefit	-	9,261

Loss from continuing operations	(18,612)	(43,610)
Loss from discontinuing operations	(54,290)	(20,487)

NET LOSS	(72,902)	(64,097)

Accretion of Series A redeemable convertible preferred stock	(520)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC AND DILUTED	(73,422)	(64,097)

Net loss per share from continuing operations, basic and diluted	$(0.17)	$(0.49)
Net loss per share from discontinuing operations, basic and diluted	$(0.49)	$(0.23)
Net loss per share: basic and diluted	$(0.66)	$(0.72)

Weighted average shares outstanding: basic and diluted	110,800	88,920

The accompanying notes are an integral part of these consolidated financial statements.

ONCOCYTE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2022	2021

NET LOSS	$(72,902)	$(64,097)
Foreign currency translation adjustments	2	37
COMPREHENSIVE LOSS	$(72,900)	$(64,060)

The accompanying notes are an integral part of these consolidated financial statements.

ONCOCYTE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity

Balance at December 31, 2020	-	$-	69,117	$157,160	$-	$(123,677)	$33,483
Net Loss	-	-	-	-	-	(64,097)	(64,097)
Foreign currency translation adjustment	-	-	-	-	37	-	37
Stock-based compensation	-	-	-	6,841	-	-	6,841
Sale of common shares, including at-the-market transactions	-	-	19,536	77,987	-	-	77,987
Financing costs paid to issue common shares, including at-the-market transactions	-	-	-	(3,065)	-	-	(3,065)
Stock options exercised	-	-	924	2,584	-	-	2,584
Warrants exercised	-	-	872	2,631	-	-	2,631
Shares issued upon vesting of RSU, net of shares retired to pay employees’ taxes	-	-	153	(239)	-	-	(239)
Issuance of common stock to Razor Genomics	-	-	982	5,756	-	-	5,756
Issuance of common stock to Chronix Biomedical	-	-	648	3,299	-	-	3,299
Balance at December 31, 2021	-	$-	92,232	$252,954	$37	$(187,774)	$65,217
Net Loss	-	-	-	-	-	(72,902)	(72,902)
Foreign currency translation adjustment	-	-	-	-	2	-	2
Stock-based compensation	-	-	-	10,042	-	-	10,042
Issuance of common shares, including at-the-market transactions, net of financing costs and underwriting discounts	-	-	26,281	32,453	-	-	32,453
Shares issued upon vesting of RSU, net of shares retired to pay employees’ taxes	-	-	131	-	-	-	-
Issuance of Series A redeemable convertible preferred stock, net of financing costs	5,882	4,782	-	-	-	-	-
Accretion of Series A convertible preferred stock to redemption value	-	520	-	(520)	-	-	(520)
Balance at December 31, 2022	5,882	$5,302	118,644	$294,929	$39	$(260,676)	$34,292

The accompanying notes are an integral part of these consolidated financial statements.

ONCOCYTE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,902)	$(64,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,528	844
Amortization of intangible assets	3,692	3,361
Pro rata loss from equity method investment in Razor	-	270
Stock-based compensation	10,042	6,841
Unrealized (gain) loss on marketable equity securities	471	(229)
Amortization of debt issuance costs	12	56
Change in fair value of contingent consideration	(31,019)	27,266
Deferred income tax benefit	-	(9,261)
Gain on extinguishment of debt (PPP loan)	-	(1,141)
Loss from goodwill impairment	18,684	-
Impairment loss from held for sale assets	25,866	-

Changes in operating assets and liabilities:
Accounts receivable	(575)	(1,229)
Lease liabilities	(116)	147
Prepaid expenses and other assets	(231)	227
Accounts payable and accrued liabilities	297	(1,348)
Accrued severance and liabilities from Chronix Biomedical acquisition	(1,317)	2,352
Net cash used in operating activities	(45,568)	(35,941)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Insight Genetics, net of cash acquired	-	(607)
Acquisition of Razor Genomics asset, net of cash acquired	-	(6,648)
Acquisition of Chronix Biomedical, net of cash acquired	-	(4,459)
Construction in progress and purchases of equipment	(4,340)	(2,247)
Net cash used in investing activities	(4,340)	(13,961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	2,584
Proceeds from sale of common shares	32,812	65,263
Financing costs to issue common shares	(389)	(2,675)
Proceeds from sale of redeemable convertible Series A preferred shares	4,875	-
Financing costs to issue redeemable convertible Series A preferred shares	(93)	-
Proceeds from sale of common shares under at-the-market transactions	31	12,724
Financing costs for at-the-market sales	(1)	(390)
Proceeds from exercise of warrants	-	2,631
Common shares received and retired for employee taxes paid	-	(239)
Repayment of loan payable	(1,325)	(1,500)
Repayment of financing lease obligations	(104)	(34)
Net cash provided by financing activities	35,806	78,364

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(14,102)	28,462

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING	37,305	8,843
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING	23,203	37,305

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	24	114

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Common stock issued for acquisition of Razor Genomics asset	-	5,756
Deferred tax liability generated from the acquisition of Razor Genomics asset	-	7,077
Common stock issued for acquisition of Chronix Biomedical	-	3,299
Deferred tax liability generated from the acquisition of Chronix	-	2,183
Initial fair value of contingent consideration at acquisition date	-	42,295
Assumed liability from Chronix Acquisition	-	3,352
Construction in progress, machinery and equipment purchases included in accounts payable, accrued liabilities and landlord liability	323	1,083
See Note 10 for additional disclosures around leases

The accompanying notes are an integral part of these consolidated financial statements.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Description of the Business and Liquidity

Oncocyte Corporation (“Oncocyte” or the “Company”), incorporated in 2009 in the state of California, is a precision diagnostics company focused on developing and commercializing proprietary tests in three areas: DetermaIO is a gene expression test that assesses the tumor microenvironment to predict response to immunotherapies, VitaGraft is a blood-based solid organ transplantation monitoring test and DetermaCNI is a blood-based monitoring tool for monitoring therapeutic efficacy in cancer patients.

Oncocyte’s first product for commercial release was a proprietary treatment stratification test called DetermaRx that identifies which patients with early-stage non-small cell lung cancer may benefit from chemotherapy, resulting in a significantly higher, five-year survival rate. Beginning in September 2019 through February 23, 2021, Oncocyte held a 25% equity interest in Razor Genomics, Inc. (“Razor”), a privately held company, that has developed and licensed to Oncocyte the lung cancer treatment stratification laboratory test that Oncocyte is commercializing as DetermaRx. On February 24, 2021, Oncocyte completed the purchase of all the remaining issued and outstanding shares of common stock of Razor and paid the selling shareholders in total $10 million in cash and issued them Oncocyte common stock having a market value of $5.7 million on that date. As a result of the purchase of the Razor common stock, Oncocyte is now the sole shareholder of Razor. The acquisition of the remaining equity interests has been accounted for as an asset acquisition in accordance with Accounting Standards Codification (“ASC”) Topic 805-50, Business Combinations. See Note 3 for a full discussion of the Razor asset acquisition.

On December 15, 2022, the Company, entered into a Stock Purchase Agreement (the “Razor Stock Purchase Agreement”) with Dragon Scientific, LLC, a Delaware limited liability company (“Dragon”) and Razor. Pursuant to the Razor Stock Purchase Agreement, Oncocyte agreed to sell to Dragon, 3,188,181 shares of common stock of Razor, which constitutes approximately 70% of the issued and outstanding equity interests of Razor on a fully-diluted basis, and transfer to Razor all of the assets and liabilities related to DetermaRx (the “Razor Sale Transaction”). Following the closing of the Razor Sale Transaction (the “Razor Closing”), Oncocyte will own approximately 30% of the issued and outstanding equity interests of Razor on a fully-diluted basis. See Notes 16 and 17 for a full discussion of the Razor Sale Transaction.

Oncocyte completed its acquisition of Insight Genetics, Inc. (“Insight”) on January 31, 2020 (the “Insight Merger Date”) through a merger with a newly incorporated wholly owned subsidiary of Oncocyte (the “Insight Merger”) under the terms of an Agreement and Plan of Merger (the “Insight Merger Agreement”). Prior to the Insight Merger, Insight was a privately held company specializing in the discovery and development of the multi-gene molecular, laboratory-developed diagnostic tests that Oncocyte has branded as DetermaIO. DetermaIO is a proprietary gene expression assay with promising data supporting its potential to help identify patients likely to respond to checkpoint inhibitor drugs. Insight has a CLIA-certified diagnostic laboratory with the capacity to support clinical trials or assay design on certain commercially available analytic platforms that may be used to develop additional diagnostic tests. Insight also performs Pharma Services in its CLIA-certified laboratory for pharmaceutical and biotechnology companies, including testing for biomarker discovery, assay design and development, clinical trial support, and a broad spectrum of biomarker tests (“Pharma Services”). The Insight Merger has been accounted for using the acquisition method of accounting in accordance with ASC 805, which requires, among other things, that the assets and liabilities assumed be recognized at their fair values as of the acquisition date. See Note 3 for a full discussion of the Insight Merger.

On April 15, 2021 (the “Chronix Merger Date”), Oncocyte completed its acquisition of Chronix Biomedical, Inc. (“Chronix”) pursuant to an Agreement and Plan of Merger dated February 2, 2021, amended February 23, 2021, and amended and restated as of April 15, 2021 (as amended and restated, the “Chronix Merger Agreement”), by and among Oncocyte, CNI Monitor Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Oncocyte (“Merger Sub”), Chronix, the stockholders party to the Chronix Merger Agreement and a party named as equity holder representative. Pursuant to the Chronix Merger Agreement, Merger Sub merged with and into Chronix, with Chronix surviving as a wholly owned subsidiary of Oncocyte (the “Chronix Merger”). Prior to the Chronix Merger, Chronix was a privately held molecular diagnostics company, developing blood tests for use in cancer treatment and organ transplantation. Through the Chronix Merger, Oncocyte has added to its LDT development pipeline the VitaGraft-CNI Monitor, a patented, blood-based test for immunotherapy monitoring which Oncocyte expects to market as DetermaCNI in the United States, and VitaGraft Transplant Monitor, a solid organ transplantation monitoring test. See Note 3 for additional information about the Chronix Merger.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain amounts in prior periods have been reclassified to reflect the impact of the discontinued operations treatment of Razor in order to conform to the current period presentation.

As a result of the divestiture of Razor, the Company has retrospectively revised the consolidated statements of operations for the year ended December 31, 2021 and the consolidated balance sheet as of December 31, 2021, to reflect the operations and cash flows of Razor as discontinued operations and the related assets and liabilities as held for sale. See Note 16 for additional information about assets held for sale and discontinued operations.

Liquidity

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), the Company’s management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Oncocyte has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $260.7 million as of December 31, 2022. Oncocyte expects to continue to incur operating losses and negative cash flows for the foreseeable future. Oncocyte revenues during 2022 were not sufficient to cover Oncocyte’s operating expenses for that period. Since its formation, Oncocyte has financed its operations primarily through the sale of shares of its common stock, convertible preferred stock and warrants to acquire common stock.

As of December 31, 2022, Oncocyte had $20.0 million of cash and cash equivalents, and held shares of Lineage Cell Therapeutics, Inc. (“Lineage”) and AgeX Therapeutics, Inc. (“AgeX”) common stock as marketable equity securities with a combined fair market value of $0.4 million.

On June 11, 2021, Oncocyte entered into an at-the-market sales agreement with BTIG, LLC as sales agent and/or principal (the “Agent”) pursuant to which Oncocyte may sell up to an aggregate of $50,000,000 of shares of Oncocyte common stock from time to time through the Agent (the “ATM Offering”).

Between July 1, 2021 and December 31, 2022, Oncocyte sold 1,123,337 shares of common stock at an average offering price of $5.58 per share, for gross proceeds of approximately $6.27 million through the ATM Offering. Oncocyte will need to raise additional capital to finance its operations, including the development and commercialization of its cancer diagnostic and other tests, until such time as it is able to generate sufficient revenues from the commercialization of one or more of its laboratory tests and other tests and performing Pharma Services to cover its operating expenses.

On April 13, 2022, Oncocyte entered into a securities purchase agreement (the “Securities Purchase Agreement”) with institutional accredited investors (the “Investors”), including Broadwood Partners, L.P. (“Broadwood”), Oncocyte’s largest shareholder, in a registered direct offering of 11,765 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), which are convertible into a total of 7,689,542 shares of common stock, at a conversion price of $1.53 (the “Series A Preferred Stock Offering”). The purchase price of each share of Series A Preferred Stock was $850, which included an original issue discount to the stated value of $1,000 per share. The Securities Purchase Agreement provides that the closing of the Series A Preferred Stock Offering will occur, subject to the satisfactory of certain closing conditions, in two equal tranches of $5,000,000 each for aggregate gross proceeds from both closings of $10,000,000. The first closing occurred on June 1, 2022, and Oncocyte received net proceeds of approximately $4.9 million from the Series A Preferred Stock issued from the first tranche. The second closing would occur, subject to the satisfactory of certain closing conditions (including but not limited to a requirement that the Company has not received, in the 12 months preceding the second closing, a notice from The Nasdaq Stock Market LLC (“Nasdaq”) that the Company is not in compliance with the listing and maintenance and listing requirements of Nasdaq), on the earlier of (a) the second trading day following the date that Oncocyte receives notice from an Investor to accelerate the second closing and (b) a date selected by Oncocyte on or after October 8, 2022 and on or prior to March 8, 2023. On August 9, 2022, Oncocyte received a letter from Nasdaq indicating that the Company no longer meets the minimum bid price requirement of Nasdaq Listing Rule 5450(a)(1) of the Nasdaq continued listing requirements. Accordingly as of December 31, 2022, no additional proceeds are expected from the second closing of the Security Purchase Agreement. See Note 15 for additional information about the Series A Preferred Stock Offering.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Further, on April 13, 2022, Oncocyte entered into an underwriting agreement (the “Underwriting Agreement”) with BTIG, LLC, as representative of the underwriters named therein (the “Underwriters”), pursuant to which Oncocyte agreed to issue and sell to the Underwriters an aggregate of 26,266,417 shares of common stock, and 26,266,417 warrants to purchase up to 13,133,208.5 shares of common stock (“April 2022 Warrants”) (the “Underwritten Offering,” and collectively with the Series A Preferred Stock Offering, the “April 2022 Offerings”). The Underwritten Offering closed on April 19, 2022. Pursuant to the Underwritten Offering, Broadwood acquired from us (i) 5,220,654 shares of common stock, and (ii) 6,003,752 April 2022 Warrants to purchase up to 3,001,876 shares of common stock at an exercise price of $1.53 per share. Pura Vida acquired from us (i) 4,984,093 shares of common stock, and (ii) 5,731,707 April 2022 Warrants to purchase up to 2,865,853 shares of common stock. On April 19, 2022, Oncocyte received net proceeds of approximately $32.4 million from the Underwritten Offering of 26,266,417 shares of common stock and 26,266,417 April 2022 Warrants to purchase up to 13,133,208.5 shares of common stock. See Note 15 for additional information about the Underwritten Offering.

As of December 31, 2022, Oncocyte devoted substantially all of its efforts on initial commercialization efforts for DetermaRx, completing clinical development and planning commercialization of DetermaIO, although DetermaIO is currently available for biopharma diagnostic development and research use only as a companion test in immunotherapy drug development to select patients for clinical trials; and the clinical launch of VitaGraft. While Oncocyte plans to primarily market its laboratory tests in the United States through its own sales force, it is also beginning to make marketing arrangements with distributors in other countries. In order to reduce capital needs and to expedite the commercialization of any new laboratory tests that may become available for clinical use, Oncocyte may also pursue marketing arrangements with other diagnostic companies through which Oncocyte might receive licensing fees and royalty on sales, or through which it might form a joint venture to market its tests and share in net revenues, in the United States or abroad.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to general economic and capital market trends and conditions, Oncocyte’s ability to raise sufficient additional capital to finance its operations from time to time will depend on a number of factors specific to Oncocyte’s operations such as operating revenues and expenses, progress in development of, or in obtaining reimbursement coverage from Medicare for, DetermaIO and other future laboratory tests that Oncocyte may develop or acquire.

The unavailability or inadequacy of financing or revenues to meet future capital needs could force Oncocyte to modify, curtail, delay, or suspend some or all aspects of planned operations. Sales of additional equity securities could result in the dilution of the interests of its shareholders. Oncocyte cannot assure that adequate financing will be available on favorable terms, if at all.

The Company applied on January 24, 2023 to transfer the listing of its common stock, no par value, from The Nasdaq Global Market to The Nasdaq Capital Market (the “Transfer”). Upon receiving confirmation that Nasdaq had approved the Transfer, the Company’s common stock began trading on The Nasdaq Capital Market effective with the open of trading on February 7, 2023. The Company’s common stock continues to trade under the symbol “OCX”. The Nasdaq Capital Market operates in substantially the same manner as The Nasdaq Global Market, with issuers listed on The Nasdaq Capital Market tier required to meet certain financial and corporate governance requirements to qualify for continued listing.

On February 7, 2023, the Company received confirmation that Nasdaq has determined that the Company is eligible for an additional 180-calendar day period to regain compliance by meeting the minimum bid price requirement. The minimum bid price requirement would be met if the Company’s common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180-calendar day period.

On April 3, 2023 the Company entered into an agreement with certain members of the Company’s board of directors, and several institutional and accredited investors, including Broadwood Capital, L.P., the Company’s largest shareholder, relating to their purchase of an aggregate of up to 45,562,425 shares of its common stock at an offering price of $0.3544 per share to board members and $0.30168 per share to the other investors participating in the offering. The offering is intended to be priced ‘at-the market’ for purposes of complying with applicable NASDAQ Listing Rules. The aggregate gross proceeds from the offering were approximately $13.9 million before deducting offering expenses payable by the Company.

Although it is difficult to predict the Company’s liquidity requirements, management believe that it will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the issuance of the consolidated financial statements. The Company anticipates that it will continue to incur net losses for the foreseeable future as it continues the development of its various programs and incurs additional costs associated with being a public company.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements presented herein, and discussed below, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of December 31, 2022 (in thousands):

	As of December 31, 2022
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Assets:
Marketable equity securities	$433	$433	$-	$-
Total	$433	$433	$-	$-

Liabilities:
Contingent consideration liabilities	$45,662	$-	$-	$45,662
Total	$45,662	$-	$-	$45,662

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of December 31, 2021 (in thousands):

	As of December 31, 2021
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Assets:
Marketable equity securities	$904	$904	$-	$-
Total	$904	$904	$-	$-

Liabilities:
Contingent consideration liabilities	$76,681	$-	$-	$76,681
Total	$76,681	$-	$-	$76,681

The carrying amounts of prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.

Cash and cash equivalents

The Company’s reconciliation of cash and cash equivalents, and restricted cash reported within the audited consolidated balance sheets that sum to the total of the same amounts shown in the audited consolidated statements of cash flows were as follows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$19,993	$32,948
Restricted cash	1,700	1,700
Cash from discontinued operations	1,510	2,657
Cash, cash equivalents and restricted cash shown in the statements of cash flows	$23,203	$37,305

Assets Held for Sale and Discontinued Operations

On December 16, 2022 the Company entered into the Razor Stock Purchase Agreement with Dragon and Razor, pursuant to which Oncocyte agreed to transfer to Dragon 70% of its ownership of Razor and all of the assets and liabilities related to DetermaRx to Razor. The Razor Stock Purchase Agreement provides that Oncocyte will retain 30% stake in Razor.

Assets and liabilities are classified as held for sale when all of the following criteria for a plan of sale have been met: (1)management, having the authority to approve the action, commits to a plan to sell the assets; (2) the assets are available for immediate sale, in their present condition, subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated; (4) the sale of the assets is probable and is expected to be completed within one year; (5) the assets are being actively marketed for a price that is reasonable in relation to their current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. When all of these criteria have been met, the assets and liabilities are classified as held for sale in the consolidated balance sheet. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation and amortization of assets ceases upon designation as held for sale.

Discontinued operations comprise activities that were disposed of, discontinued or held for sale at the end of the period, represent a separate major line of business that can be clearly distinguished for operational and financial reporting purposes and represent a strategic business shift having a major effect on the Company’s operations and financial results according to Accounting Standard Codification (“ASC”) Topic 205, Presentation of Financial Statements.

Additional details surrounding the Company’s assets and liabilities held for sale and discontinued operations are included in Note 16.

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

Oncocyte does not have intangible assets with indefinite useful lives other than goodwill and the acquired IPR&D discussed in Notes 3 and 4. As of December 31, 2022, goodwill has been fully impaired and a loss was recorded, IPR&D assets are not impaired.

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

During 2022 and 2021, Oncocyte entered into various operating leases and an embedded operating lease in accordance with ASC 842 discussed in Note 10. Oncocyte’s accounting for financing leases remained substantially unchanged.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Lineage and AgeX shares of common stock

Oncocyte accounts for the shares of Lineage and AgeX common stock it holds as marketable equity securities in accordance with ASC 320-10-25, Investments – Debt and Equity Securities, as amended by Accounting Standards Update (“ASU”) 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, as the shares have a readily determinable fair value quoted on the NYSE American and are held principally to meet future working capital purposes, as necessary. The securities are measured at fair value, with related gains and losses in the value of such securities recorded in the consolidated statements of operations in other income (expense) and are reported as current assets on the consolidated balance sheets based on the closing trading price of the security as of the date being presented.

As of December 31, 2022, Oncocyte held 353,264 and 35,326 shares of common stock of Lineage and AgeX, respectively, as marketable equity securities with a fair market value of $0.4 million and $19 thousand, respectively.

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

Impairment of long-lived assets

Oncocyte assesses the impairment of long-lived assets, which consist primarily of right-of-use assets for operating leases, customer relationships and machinery and equipment, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value of the asset over its fair value is recorded.

As of December 31, 2022 and 2021, there has been no other impairment of long-lived assets from continuing operations.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for warrants

Oncocyte determines the accounting classification of warrants it issues, as either liability or equity classified, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate Oncocyte to settle the warrants or the underlying shares by paying cash or other assets or warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480-10, Oncocyte assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, and in order to conclude equity classification, Oncocyte also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. After all relevant assessments, Oncocyte concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. Oncocyte does not have any liability classified warrants as of any period presented (see Note 5).

Income taxes

Oncocyte and its subsidiaries file a consolidated U.S. federal income tax return and combined California state return for the years ended December 31, 2022 and 2021. Oncocyte accounts for income taxes in accordance with ASC 740, Income Taxes, which prescribes the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. Oncocyte’s judgments regarding future taxable income may change over time due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If Oncocyte’s assumptions and consequently its estimates change in the future, the valuation allowance may be increased or decreased, which may have a material impact on Oncocyte’s statements of operations.

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Oncocyte will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. Oncocyte is not aware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation for the years ended December 31, 2022 and 2021. Oncocyte is currently unaware of any tax issues under review.

On December 21, 2020, the U.S. president signed into law the “Consolidated Appropriations Act, 2021” which includes further COVID-19 economic relief and extension of certain expiring tax provisions. The relief package includes a tax provision clarifying that businesses with forgiven PPP loans can deduct regular business expenses that are paid for with the loan proceeds for federal tax purposes. Additional pandemic relief tax measures include an expansion of the employee retention credit, enhanced charitable contribution deductions, and a temporary full deduction for business expenses for food and beverages provided by a restaurant (see Note 12).

In accordance with the 2017 Tax Act, research and experimental (R&E) expenses under Internal Revenue Code Section 174 are required to be capitalized beginning in 2022. R&E expenses are required to be amortized over a period of 5 years for domestic expenses and 15 years for foreign expenses.

The Inflation Reduction Act of 2022 specifically introduces the topic of corporate alternative minimum tax (“CAMT”) on adjusted financial statement income on applicable corporations for taxable years beginning after December 31, 2022. There is no impact to our current tax provision.

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

DetermaRx testing revenue

Oncocyte generates revenue from performing DetermaRx tests on clinical samples through orders received from physicians, hospitals, and other healthcare providers. In determining whether all the revenue recognition criteria (i) through (v) above are met with respect to DetermaRx tests, each test result is considered a single performance obligation and is generally considered complete when the test result is delivered or made available to the prescribing physician electronically, and, as such, there are no shipping or handling fees incurred by Oncocyte or billed to customers. Although Oncocyte bills a list price for all tests ordered and completed for all payer types, Oncocyte considers constraints on the variable consideration when recognizing revenue for DetermaRx. Because DetermaRx is a novel test and there are no current reimbursement arrangements with third-party payers other than Medicare, the transaction price represents variable consideration. Application of the constraint for variable consideration is an area that requires significant judgment. For all payers other than Medicare, Oncocyte must consider the novelty of the test, the uncertainty of receiving payment, or being subject to claims for a refund, from payers with whom it does not have a sufficient payment collection history or contractual reimbursement agreements. Accordingly, for those payers, Oncocyte expects to continue to recognize revenue upon payment until it has a sufficient history to reliably estimate payment patterns or has contractual reimbursement arrangements, or both, in place.

As of December 31, 2022, Oncocyte had accounts receivable of $1.8 million from Medicare and Medicare Advantage covered DetermaRx test. As of December 31, 2021, Oncocyte had accounts receivable of $1.1 million from Medicare covered DetermaRx tests. DetermaRx accounts receivable balance has been included in the current assets from discontinued operations. (see Notes 16 and 17).

We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. We base this allowance, in the aggregate, on historical collection experience, age of receivables and general economic conditions. Our bad debts have not been material and have been within management expectations. As of December 31, 2022, we had a bad debt allowance of $0.2 million. As of December 31, 2021, we had no bad debt allowance.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Oncocyte establishes an allowance for doubtful accounts based on the evaluation of the collectability of its Pharma Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, reasonable and supportable forecast that affect the collectability of the reported amount, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts. The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of December 31, 2022 and 2021, Oncocyte has not recorded any losses or allowance for doubtful accounts on its account receivables from Pharma Services.

As of December 31, 2022, Oncocyte had accounts receivable from Pharma Services customers of $0.3 million, as compared to $0.4 million as of December 31, 2021 (see Note 7).

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

Cost of revenues

Cost of revenues generally consists of cost of materials, direct labor including benefits, bonus and stock-based compensation, equipment and infrastructure expenses, clinical sample related costs associated with performing DetermaRx tests and Pharma Services, providing deliverables according to our licensing agreements, license fees due to third parties, and amortization of acquired intangible assets. Infrastructure expenses include depreciation of laboratory equipment, allocated rent costs, leasehold improvements, and allocated information technology costs for operations at Oncocyte’s CLIA laboratories in California and Tennessee. Costs associated with generating the revenues are recorded as the tests or services are performed regardless of whether revenue was recognized.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. Oncocyte estimates the expected term of options granted based on its own experience and, in part, based on upon the “simplified method” provided under Staff Accounting Bulletin, Topic 14, or SAB Topic 14, as necessary. For the years ended December 31, 2022 and 2021, Oncocyte estimated the expected volatility using its own stock price volatility to the extent applicable or a combination of its stock price volatility and the stock price volatility of peer companies, for a period equal to the expected term of the options. The risk-free interest rate assumption is based upon observed interest rates on the United States government securities appropriate for the expected term of Oncocyte’s stock options. The dividend yield assumption is based on Oncocyte’s history and expectation of dividend payouts. Oncocyte has never declared or paid any cash dividends on its common stock, and Oncocyte does not anticipate paying any cash dividends in the foreseeable future.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

All common stock equivalents are antidilutive because Oncocyte reported a net loss for all periods presented. The following table presents the calculation of basic and diluted loss per share of common stock (in thousands):

	Year Ended
	December 31,
	2022	2021
Numerator:
Net loss attributable to Oncocyte Corporation, from continuing operations	$(18,612)	$(43,610)
Net loss attributable to Oncocyte Corporation, from discontinuing operations	$(54,290)	$(20,487)
Accretion of Series A redeemable convertible preferred stock	(520)	-
Net loss at attributable to common stockholders - Basic and Diluted	$(73,422)	$(64,097)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders - Basic and Diluted	110,800	88,920

Basic and diluted from continuing operations, net loss	$(0.17)	$(0.49)
Basic and diluted from discontinuing operations, net loss	$(0.49)	$(0.23)
Basic and diluted net loss per common share	$(0.66)	$(0.72)

Anti-dilutive potential common shares excluded from the computation of diluted net loss per common share:
Stock options	13,665	4,579
RSUs	36	-
Warrants	16,395	2,252
Series A redeemable convertible preferred stock	3,845	-
Total	33,941	6,831

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-10, which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Upon the initial recognition of such assets, which will be based on, among other things, historical information, current conditions, and reasonable supportable forecasts. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Currently, U.S. GAAP requires entities to write down credit losses only when losses are probable and loss reversals are not permitted. This guidance will become effective for the Company beginning January 1, 2023. The Company evaluated the guidance and determined the overall impact of the adoption will have an immaterial impact on our consolidated financial statements.

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

COVID-19 impact and related risks

The recent global outbreak of COVID-19, and the various attempts throughout the world to contain it, have created significant volatility, uncertainty and disruption. In response to government directives and guidelines, health care advisories and employee and other concerns, Oncocyte has altered certain aspects of its operations. A number of Oncocyte’s employees have had to work remotely from home and those on site have had to follow Oncocyte’s social distance guidelines, which could impact their productivity. COVID-19 could also disrupt Oncocyte’s operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who cannot effectively work remotely but who elect not to come to work due to the illness affecting others in Oncocyte’s office or laboratory facilities, or due to quarantines.

In addition to operational adjustments, the consequences of the COVID-19 pandemic have led to uncertainties related to Oncocyte’s business growth and ability to forecast the demand for its laboratory tests and Pharma Services and resulting revenues. Concerns over available hospital, staffing, equipment, and other resources, and the risk of exposure to the virus, have led to delays in clinical trials of drugs under development by pharma companies, and the continued deferral of drug development clinical trials due to resurgence in COVID-19 cases could continue to result in delayed or reduced use of Oncocyte’s Pharma Services.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the Insight Merger Date contractual payment amounts, as applicable, and the corresponding fair value of each respective Contingent Consideration liability (in thousands):

	Contractual	Fair Value on the
	Value	Merger Date
Milestone 1	$1,500	$1,340
Milestone 2	3,000	1,830
Milestone 3 (a)	1,500	770
Royalty 1 (b)	See(b)	5,980
Royalty 2 (b)	See(b)	1,210
Total	$6,000	$11,130

(a)	Indicates the maximum payable if the Milestone is achieved.

(b)	As defined, Royalty Payments are based on a percentage of future revenues of DetermaIO and Pharma Services over their respective useful life, accordingly there is no fixed contractual value for the Royalty Contingent Consideration.

The fair value of the Milestone Contingent Consideration was determined using a scenario analysis valuation method which incorporates Oncocyte’s assumptions with respect to the likelihood of achievement of the Milestones, credit risk, timing of the Milestone Contingent Consideration payments and a risk-adjusted discount rate to estimate the present value of the expected payments. The discount rate was estimated at approximately 15.8% after adjustment for the probability of achievement of the Milestones. No Milestone Contingent Consideration is payable with respect to a particular Milestone unless and until the Milestone is achieved. Since the Milestone Contingent Consideration payments are based on nonfinancial, binary events, management believes the use of the scenario analysis method is appropriate. The fair value of each Milestone after the Insight Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s consolidated statements of operations.

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

The fair value of the Contingent Consideration after the Insight Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s consolidated statements of operations. As of December 31, 2022, based on Oncocyte’s reassessment of the significant assumptions noted above, there was a decrease of approximately $1.7 million to the fair value of the Contingent Consideration primarily attributable to revised estimates of the timing of the possible future payouts and, accordingly, this decrease was recorded as change in fair value of contingent consideration in the consolidated statements of operations for the year ended December 31, 2022.

The following tables reflect the activity for Oncocyte’s Contingent Consideration for the years ended December 31, 2022 and December 31, 2021, measured at fair value using Level 3 inputs (in thousands):

Fair Value
Balance at December 31, 2020	$7,120
Change in estimated fair value	(60)
Balance at December 31, 2021	$7,060
Change in estimated fair value	(1,690)
Balance at December 31, 2022	$5,370

Contingent consideration is not deductible for tax purposes, even if paid; therefore, no deferred tax assets related to the Contingent Consideration were recorded.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset acquisition of Razor Genomics, Inc.

On December 31, 2019, Oncocyte completed the purchase of 1,329,870 shares of Razor Series A Convertible Preferred Stock, par value $0.0001 per share (the “Razor Preferred Stock”), representing 25% of the outstanding equity of Razor on a fully diluted basis, for $10 million in cash (the “Initial Closing”), pursuant to a Subscription and Stock Purchase Agreement (the “Purchase Agreement”) dated September 4, 2019, among Oncocyte, Encore Clinical, Inc. (“Encore”), and Razor. Pursuant to the Purchase Agreement, Oncocyte entered into Minority Holder Stock Purchase Agreements of like tenor (the “Minority Purchase Agreements”) with the shareholders of Razor other than Encore (the “Minority Shareholders”) for the future purchase of the shares of Razor common stock they own. Oncocyte has also entered into certain other agreements with Razor and Encore, including a Sublicense and Distribution Agreement (the “Sublicense Agreement”), a Development Agreement (the “Development Agreement”), and an amendment to a Laboratory Services Agreement (the “Laboratory Agreement”) pursuant to which Oncocyte became a party to that agreement.

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

On February 24, 2021, upon the completion of the outstanding shares of Razor common stock and consolidation of Razor’s accounts, Oncocyte obtained control of approximately $3.4 million in cash from Razor, which was the remaining balance in the Clinical Trial Expense Reserve account that Razor was using to pay for the Clinical Trial expenses. Beginning on February 24, 2021, this balance was transferred to Oncocyte’s control as part of the acquisition date assets and liabilities recorded from the Razor entity shown below. Oncocyte agreed to be responsible for all expenses for the Clinical Trial up to the total budget amount approved by representatives of Oncocyte and Encore on a Steering Committee, which is expected to cover multiple years and is estimated to cost up to $16 million.

Upon completion of enrollment of the full number of patients for the Clinical Trial, it was agreed that Oncocyte will issue to Encore and the Minority Shareholders shares of Oncocyte common stock with an aggregate market value at the date of issue equal to $3 million (“Clinical Trial Milestone Payment”). If the issuance of shares of common stock having a market value of $3 million would require Oncocyte to issue a number of shares that, when combined with any shares issued under the Purchase Agreement and the Minority Shareholder Purchase Agreements, would exceed the number of shares that may be issued without shareholder approval under applicable stock exchange rules, Oncocyte may deliver the number of shares permissible under stock exchange rules and an amount of cash necessary to bring the combined value of cash and shares to $3 million.

The Development Agreement was terminated on February 16, 2023 in connection with the Razor Stock Purchase Agreement. See Notes 16 and 17 for more details regarding the Razor Stock Purchase Agreement.

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

Pursuant to the Razor Sublicense Agreement, Oncocyte will pay all royalties and all revenue sharing and earnout payments owed by Razor to certain third parties with respect to DetermaRx revenues, including the licensor of the patent rights sublicensed to Oncocyte, but those payments will be deducted from gross revenues to determine net revenues for the purpose of paying royalties to the former Razor shareholders. Total royalty and earnout payments to the former Razor shareholders, the licensor, and other third parties will be a low double-digit percentage, and in addition certain milestone payments may become due if cumulative net revenue benchmarks are reached. Royalties and earnout payments will be payable on a quarterly basis. This payment obligation will continue after Oncocyte’s purchase of the Razor common stock from Encore and the Minority Shareholders.

The Sublicense Agreement was terminated on February 16, 2023 in connection with the Razor Stock Purchase Agreement. See Notes 16 and 17 for more details regarding the Razor Stock Purchase Agreement.

Laboratory Agreement

Under the Laboratory Agreement, Oncocyte has assumed Razor’s Laboratory Agreement payment obligations of $450,000 per year (see Note 10). The Laboratory Agreement gives Oncocyte the right to use Razor’s laboratory in Brisbane, California. Oncocyte pays Encore a quarterly fee for services related to operating and maintaining the CLIA laboratory, including certain staffing. The Laboratory Agreement expired on September 29, 2021.

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

Prior to February 24, 2021, the aggregate Razor acquisition payments of $11.245 million incurred during September 2019 and a $4 million CMS milestone payment made by Oncocyte during June 2020 under the Development Agreement, were amortized over a 10-year useful life of DetermaRx and were reflected in Oncocyte’s pro rata earnings and losses of the equity method investment in Razor in the consolidated statements of operations. Beginning on February 24, 2021, Razor’s results are included with Oncocyte’s consolidated results, primarily consisting of outside research and development expenses incurred by Razor for the Clinical Trial.

The Initial Closing equity method investment in Razor and the Additional Purchase Payment for the remaining interests in Razor are both considered an asset acquisition, rather than a business combination, because, among other factors, Razor had no workforce, no commercial product (Razor had granted all commercial rights to Oncocyte), no revenues, no distribution system and no facilities. Substantially all of the fair value of Razor’s assets at the Initial Closing and on February 24, 2021 was concentrated in Razor’s intangible asset, the DetermaRx patent and related know-how, thus satisfying the requirements of the practical screen test to be considered an asset acquisition in accordance with ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. Accordingly, no goodwill may be recognized in an asset acquisition in accordance with ASC 805-50.

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

Under ASC 805-50, for asset acquisitions, the remaining Clinical Trial Milestone Payment will be recorded only if the consideration is both probable (milestone has been achieved) and estimable in accordance with ASC 450, Contingencies, and as of December 31, 2022, no contingent consideration payment was recorded as the Clinical Trial Milestone Payment was not deemed probable of achievement as of that date.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized standalone financial data for Razor from January 1, 2021 through February 23, 2021

The unaudited standalone results of operations for Razor prior to being consolidated with Oncocyte is summarized below (in thousands):

For the period from
January 1, 2021 through
February 23, 2021
Condensed Statement of Operations (1)	(unaudited)
Research and development expense	$125
General and administrative expense	-
Loss from operations	(125)
Net loss	$(125)

(1)	The unaudited condensed standalone statement of operations of Razor is provided for informational purposes only. Razor’s results for the period from January 1, 2021 through February 23, 2021 are not included in Oncocyte’s consolidated results of operations because Razor was not consolidated with Oncocyte’s financial statements but had been accounted for under the equity method of accounting since the December 31, 2019 Initial Closing date, however, Oncocyte’s results included its pro rata losses from Razor. Beginning on February 24, 2021, Razor’s results are included with Oncocyte’s consolidated results, primarily consisting of outside research and development expenses incurred by Razor for the Clinical Trial discussed above.

On December 15, 2022, the Company, entered into the Razor Stock Purchase Agreement with Dragon and Razor. Pursuant to the Razor Stock Purchase Agreement, Oncocyte agreed to sell to Dragon, 3,188,181 shares of common stock of Razor, which constitutes approximately 70% of the issued and outstanding equity interests of Razor on a fully-diluted basis, and transfer to Razor all of the assets and liabilities related to DetermaRx. Following the Razor Closing, Oncocyte will own approximately 30% of the issued and outstanding equity interests of Razor on a fully-diluted basis. See Notes 16 and 17 for more details.

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

Deferred Revenue - In June 2018 and subsequently amended in June 2019, Chronix and a medical diagnostic service company in Germany (“the German customer”) entered into a licensing and testing service agreement (“the German agreement”) for intellectual property related to VitaGraft CNI Monitor and VitaGraft Transplant Monitor. Under the terms of the agreement, Chronix received from the German customer an upfront payment of €3.7 million, less applicable VAT obligations, which Chronix recognized ratably over the contract term of 3.5 years. The German agreement contains a stipulation that requires Chronix to refund to the German customer a portion of the upfront fee on a pro rata basis if the German agreement is terminated prior to December 31, 2021. The deferred revenue of $738,000 recorded at the acquisition date represents the refund Oncocyte would pay to the German customer should it terminate the agreement prior to the agreed upon term. Oncocyte amortized the deferred revenue and recorded revenue ratably over the remaining period as the German customer’s refund rights expire. As of December 31, 2021, Oncocyte has fully amortized the deferred revenue and recorded revenue of $738,000. As of December 31, 2022, no revenues were recorded as a result of amortized deferred revenue.

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

The following is a discussion of the valuation methods and significant assumptions used to determine the fair value of Chronix’s material assets and liabilities in connection with the Chronix Merger:

Acquired In-Process Research and Development and Deferred Income Tax Liability – The fair value of identifiable IPR&D intangible assets consists of $46.8 million allocated to VitaGraft CNI Monitor and VitaGraft Transplant Monitor. Oncocyte determined the estimated aggregate fair value of the VitaGraft test assets using the MPEEM under the income approach. MPEEM calculates the economic benefits by determining the income attributable to an intangible asset after the returns are subtracted for contributory assets such as working capital, assembled workforce, and fixed assets. The resulting after-tax net earnings are discounted at a rate commensurate with the risk inherent in the economic benefit projections of the assets.

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

Contingent consideration liabilities – ASC 805 requires that contingent consideration be estimated and recorded at fair value as of the acquisition date as part of the total consideration transferred. Contingent consideration is an obligation of the acquirer to transfer additional assets or equity interests to the selling shareholders in the future if certain future events occur or conditions are met, such as the attainment of product development milestones. Contingent consideration also includes additional future payments to selling shareholders based on achievement of components of earnings, such as “earn-out” provisions or percentage of future revenues, including royalties paid to the former Chronix shareholders based on a percentage of revenues generated from VitaGraft tests over the useful life of the assets. Accordingly, Oncocyte determined there are three types of contingent consideration in connection with the Chronix Merger: the Milestone Payments, the Royalty Payments, and Transplant Sale Payments, discussed below, which comprise the “Chronix Contingent Consideration”.

The fair value of the Milestone Payments was determined using a scenario analysis valuation method which incorporates Oncocyte’s assumptions with respect to the likelihood of achievement of the milestones defined in the Chronix Merger Agreement, credit risk, timing of the Milestone Payments and a risk-adjusted discount rate to estimate the present value of the expected payments. The discount rate was estimated at approximately 16.2% after adjustment for the probability of achievement of the milestones.

The fair value of the Royalty Payments was determined using a single scenario analysis method. The single scenario method incorporates Oncocyte’s assumptions with respect to specified future revenues generated from DetermaCNI, over its estimated useful life, taking into account credit risk and a risk-adjusted discount rate to estimate the present value of the expected Royalty Payments. The credit and risk-adjusted discount rate was estimated at approximately 18.6%.

The fair value of the Transplant Sale Payments was determined using a single scenario analysis method. The single scenario method incorporates Oncocyte’s assumptions with respect to specified future licensing revenues generated from VitaGraft, over its estimated useful life, taking into account credit risk and a risk-adjusted discount rate to estimate the present value of the expected Transplant Sale Payments. The credit and risk-adjusted discount rate was estimated at approximately 18.6%.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Chronix Contingent Consideration after the Chronix Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s consolidated statements of operations. As of December 31, 2022, based on Oncocyte’s reassessment of the significant assumptions noted above, there was a decrease of approximately $29.3 million to the fair value of the Contingent Consideration primarily attributable to revised estimates of the timing of the possible future payouts and, accordingly, this decrease was recorded as a change in fair value of the consolidated statements of operations for the year ended December 31, 2022.

The following tables reflect the activity for Oncocyte’s Contingent Consideration for the years ended December 31, 2022 and December 31, 2021, measured at fair value using Level 3 inputs (in thousands):

Fair Value
Balance at April 15, 2021	$42,295
Change in estimated fair value	27,326
Balance at December 31, 2021	$69,621
Change in estimated fair value	(29,329)
Balance at December 31, 2022	$40,292

Goodwill – Goodwill is calculated as the difference between the acquisition date fair value of the Aggregate Chronix Merger Consideration transferred and the values assigned to the assets acquired and liabilities assumed. Goodwill also includes the $2.2 million of net deferred tax liabilities recorded principally related to the VitaGraft discussed above. Oncocyte recognized approximately $9.5 million of goodwill related to the Chronix acquisition.

None of the goodwill recognized is expected to be deductible for income tax purposes. Goodwill is not amortized but is tested for impairment at least annually, or more frequently if circumstances indicate potential impairment. During 2022, the Company identify circumstances that could indicate a potential impairment and after a valuation of the Company’s assets and liabilities was performed, management concluded that Goodwill was impaired as of December 31, 2022. (see Notes 2 and 4).

4. Goodwill and Intangible Assets, net

We account for our historical acquisitions in accordance with ASC 805, Business Combinations. We recorded the amount exceeding the fair value of net assets acquired and the date of acquisition as goodwill.

In accordance with ASC 350, Intangible-Goodwill and Other, we review and evaluate our long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that we may not recover their net book value. We test goodwill for impairment on an annual basis in the fourth quarter of each year, and between annual tests, if indicators of potential impairment exist, using a fair-value approach.

We typically use an income method to estimate the fair value of these assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates). Estimates utilized in the projected cash flows include consideration of macroeconomic conditions, overall category growth rates, competitive activities, cost containment and margin expansion, Company business plans, the underlying product or technology life cycles, economic barriers to entry, and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

During 2022, and upon the eminent sale of Razor Genomics, the Company assessed its current environment and concluded that it was more likely than not that the fair value of the goodwill was less than the carrying value. As such, the Company performed a quantitative test to estimate the fair value of the enterprise. Using the discounted cash flow method and taking into consideration the loss of Razor’s future cash flows, the calculated enterprise fair value was lower than carrying value. As a result, the Company recorded a goodwill impairment of $18.7 million as part of its operating expenses; as of December 31, 2022. No impairment was noted for IPR&D assets.

We amortize intangible assets not considered to have an indefinite useful life using the straight-line method over their estimated period of benefit, which generally ranges from one to nine years. Each reporting period, we evaluate the estimated remaining useful life of intangible assets and assess whether events or changes in circumstances warrant a revision to the remaining period of amortization or indicate that impairment exists.

At December 31, 2022 and December 31, 2021, goodwill and intangible assets, net, consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Goodwill - Insight Merger(1)	$-	$9,194
Goodwill - Chronix Merger(1)	-	9,490
Total Goodwill	-	18,684

Intangible assets:
Acquired IPR&D - DetermaIO (2)	$14,650	$14,650
Acquired IPR&D - DetermaCNI and VitaGraft (3)	46,800	46,800

Intangible assets subject to amortization:
Acquired intangible assets - customer relationship	440	440
Total intangible assets	61,890	61,890
Accumulated amortization - customer relationship(4)	(257)	(169)
Intangible assets, net	$61,633	$61,721

(1)	Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the Insight Merger and the Chronix Merger (see Note 3). The Company recorded an impairment loss as of December 31, 2022 for the entire goodwill balance.
(2)	See Note 3 for information on the Insight Merger.
(3)	See Note 3 for information on the Chronix Merger.
(4)	Amortization of intangible assets is included in “Cost of revenues – amortization of acquired intangibles” on the consolidated statements of operations in the current year because the intangible assets pertain directly to the revenues generated from the acquired intangibles.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future amortization expense is expected to be the following (in thousands):

Amortization
Year ending December 31,
2023	88
2024	88
2025	7
183

5. Shareholders’ Equity

Series A Redeemable Convertible Preferred Stock

On April 13, 2022, the Company entered into the Securities Purchase Agreement with the Investors in a registered direct offering of 11,765 shares of the Company’s Series A Preferred Stock, which shares of Series A Preferred Stock are convertible into a total of 7,689,542 shares of common stock, at a conversion price of $1.53. The purchase price of each share of Series A Preferred Stock was $850, which included an original issue discount to the stated value of $1,000 per share. The rights, preferences and privileges of the Series A Preferred Stock are set forth in the Company’s Certificate of Determination, which the Company filed with the Secretary of State of the State of California. The Securities Purchase Agreement provides that the closing of the Series A Preferred Stock Offering will occur, subject to the satisfactory of certain closing conditions, in two equal tranches of $5,000,000 each for aggregate gross proceeds from both closings of $10,000,000. The first closing occurred on June 1, 2022, and Oncocyte received net proceeds of approximately $4.9 million from the Series A Preferred Stock issued from the first tranche. The second closing would occur, subject to the satisfactory of certain closing conditions (including but not limited to a requirement that the Company has not received, in the 12 months preceding the second closing, a notice from The Nasdaq Stock Market LLC (“Nasdaq”) that the Company is not in compliance with the listing and maintenance and listing requirements of Nasdaq), on the earlier of (a) the second trading day following the date that Oncocyte receives notice from an Investor to accelerate the second closing and (b) a date selected by Oncocyte on or after October 8, 2022 and on or prior to March 8, 2023. On August 9, 2022, Oncocyte received a letter from Nasdaq indicating that the Company no longer meets the minimum bid price requirement of Nasdaq Listing Rule 5450(a)(1) of the Nasdaq continued listing requirements. Accordingly as of December 31, 2022, no additional proceeds are expected from the second closing of the Security Purchase Agreement. See Note 15 for additional information about the Series A Preferred Stock Offering.

The Series A Preferred Stock is convertible into shares of the Company’s common stock at any time at the holder’s option. The conversion price will be subject to customary anti-dilution adjustments for matters such as stock splits, stock dividends and other distributions on our common stock, and recapitalizations. A holder is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the shares of our common stock then issued and outstanding (provided a holder may elect, at the first closing, to increase such beneficial ownership limitation solely as to itself up to 19.99% of the number of shares of our common stock outstanding immediately after giving effect to the conversion, provided further that following the receipt of shareholder approval required by applicable Nasdaq rules with respect to the issuance of common stock that would exceed the beneficial ownership limitation, such beneficial ownership limitation will no longer apply to the holder if the holder notified the Company that the holder wishes the Company to seek such shareholder approval). On July 15, 2022, the Company received such shareholder approval to remove the beneficial ownership limitation with respect to the Series A Preferred Stock held by Broadwood Partners, L.P. The Company may force the conversion of up to one-third of the shares of Series A Preferred Stock originally issued, subject to customary equity conditions, if the daily volume weighted average price of our common stock for 20 out of 30 trading days exceeds 140% of the conversion price and on 20 out of the same 30 trading days the daily trading volume equals or exceeds 400,000 shares of our common stock. The Company may only effect one forced conversion during any 30-trading day period.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2022, Oncocyte had 11,765 preferred shares, no-par value, authorized, and 5,882.4 shares issued and outstanding. The future right or obligation associated with the Series A Preferred Stock to be issued in the second closing of $0.4 million was written off since the second closing is not expected as of December 31, 2022.

Common Stock

As of December 31, 2022 and December 31, 2021, Oncocyte has 230,000,000 shares of common stock, no-par value, authorized. As of December 31, 2022 and December 31, 2021, Oncocyte had 118,643,821 and 92,231,917 shares of common stock issued and outstanding, respectively.

Common Stock Purchase Warrants

As of December 31, 2022, Oncocyte had an aggregate of 16,395,343 common stock purchase warrants issued and outstanding with exercise prices ranging from $1.53 to $5.46 per warrant. The warrants will expire on various dates ranging from February 2024 to October 2029. Certain warrants have “cashless exercise” provisions meaning that the value of a portion of warrant shares may be used to pay the exercise price rather than payment in cash, which may be exercised under any circumstances in the case of the 2017 Bank Warrants and 2019 Bank Warrants or, in the case of certain other warrants, only if a registration statement for the warrants and underlying shares of common stock is not effective under the Securities Act or a prospectus in the registration statement is not available for the issuance of shares upon the exercise of the warrants.

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

During the year ended December 31, 2022, the Company awarded executive share-based payment awards under the 2018 Plan to certain executive officers and employees with time-based, market-based and performance-based vesting conditions (“2022 Equity Awards”).

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2022, the Company approved amendments to vesting conditions of 1,237,500 performance-based and 250,000 market-based awards of certain executive officers and employees. The performance-based awards were modified such that the stock awards will be eligible to vest as follows: (i) 50% will vest on December 31, 2023 if the Company achieves LCD reimbursement for VitaGraft (formerly VitaGraft Transplant Monitor) for one organ no later than December 31, 2022 and (ii) 50% will vest on December 31, 2023 if DetermaIO or DetermaCNI (formerly VitaGraft - CNI Monitor) submission for LCD is completed no later than December 31, 2022. Additional performance-based RSU awards were modified to be eligible to vest upon the achievement by the Company of average market capitalization minimum, target, and maximum goals of (i) $300 million; (ii) $400 million; and (iii) $500 million, respectively, during the period beginning on January 1, 2022 and ending on December 31, 2024. The market-based RSU awards were modified such that the awards will be eligible to vest upon the achievement of product commercial launch minimum, target, and maximum goals as follows: (i) 1 laboratory test product in the US; (ii) 2 laboratory test products in US, and (iii) 3 laboratory test products in the US, respectively.

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

As of December 31, 2022, 50% of the performance-based were forfeited since the Company did not achieve LCD reimbursement for VitaGraft. The remaining 50% is eligible to vest on December 31, 2023, since the Company completed the LCD submission for Determa CNI on December 16, 2022.

During the year ended December 31, 2022, the Company accelerated the vesting of certain equity awards in accordance with the 2018 Incentive Plan after the departure of officers of the Company and the adoption of the workforce reduction plan. Due to the acceleration of such awards all associated unrecognized compensation was accelerated and recognized in full.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of Oncocyte’s 2010 Plan activity and related information follows (in thousands except weighted average exercise price):

	Shares	Number	Weighted
	Available	of Options	Average
Options	for Grant	Outstanding	Exercise Price

Balance at December 31, 2021	-	923	$3.65
Options exercised	-	-	$-
Options forfeited, canceled and expired	-	(316)	$2.76
Balance at December 31, 2022	-	607	$4.04
Exercisable at December 31, 2022		607	$4.04

As of December 31, 2022, 21,000,000 shares of common stock were reserved under the 2018 Incentive Plan for the grant of stock options or the sale of restricted stock or for the settlement of hypothetical units issued with reference to common stock (“RSUs”). Oncocyte may also grant stock appreciation rights under the 2018 Incentive Plan.

A summary of Oncocyte’s 2018 Incentive Plan activity and related information follows (in thousands except weighted average exercise price):

	Shares	Number	Number	Weighted
	Available	of Options	of RSUs	Average
	for Grant	Outstanding	Outstanding	Exercise Price

Balance at December 31, 2021	9,006	10,679	121	$3.63
RSUs vested	341	-	(341)	$-
RSUs granted	(511)	-	511	$-
Performance RSUs granted	(1,150)	-	1,150	$-
Performance RSUs vested	425	-	(425)	$-
Options granted	(4,365)	4,365	-	$1.10
Options exercised	-	-	-	$-
Options forfeited/cancelled	6,484	(6,484)	-	$2.80
RSUs forfeited/cancelled	575	-	(575)	$-
Balance at December 31, 2022	10,805	8,560	441	$2.96
Options exercisable at December 31, 2022		5,256		$4.76

Oncocyte recorded stock-based compensation expense in the following categories on the accompanying consolidated statements of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended
	December 31,
	2022	2021
Cost of revenues	$10	$96
Research and development	773	378
Sales and marketing	261	114
General and administrative	5,435	3,773
Discontinued operations	3,563	2,480
Total stock-based compensation expense	$10,042	$6,841

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumptions that were used to calculate the grant date fair value of Oncocyte’s employee and non-employee stock option grants for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended
	December 31,
	2022	2021
Expected life (in years)	6.01	6.00
Risk-free interest rates	2.43%	1.02%
Volatility	106.74%	98.88%
Dividend yield	-%	-%

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If Oncocyte had made different assumptions, its stock-based compensation expense and net loss for the years ended December 31, 2022 and 2021 may have been significantly different.

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

7. Disaggregation of Revenues and Concentration Risk

The following table presents the percentage of consolidated revenues attributable to products or services classes that represent greater than ten percent of consolidated revenues:

	Year Ended
	December 31,
	2022	2021
Pharma Services	17%	19%
Licensing	-%	10%
Discontinued operations	83%	71%
Total	100%	100%

The following table presents the percentage of consolidated revenues received from unaffiliated customers that individually represent greater than ten percent of consolidated revenues:

	Year Ended
	December 31,
	2022	2021
Pharma services - Company A	43%	*
Pharma services - Company B	14%	*
Pharma services - Company C	11%	*
Pharma services Other	31%	66%
Licensing - Company A	*	34%

*	Less than 10%

The following table presents the percentage of consolidated revenues attributable to geographical locations:

	Year Ended
	December 31,
	2022	2021
United States – Pharma Services	13%	13%
Outside of the United States – Pharma Services	4%	6%
Outside of the United States – Licensing	-%	10%
Discontinued operations – Outside of the United States - Licensing	18%	40%
Discontinued operations – United States - DetermaRx	65%	31%
Total	100%	100%

The total consolidated accounts receivables, from third-party payers and other customers outstanding as of December 31, 2022 from continuing operations are mainly related to Pharma Services.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Income Taxes

In 2022, the Company incurred $72.9 million of net operating losses in the United States and $10 thousand of net operating income internationally. In 2021, the Company incurred $73.1 million of net operating losses in the United States and $212 thousand of net operating loss internationally.

A deferred income tax benefit of $0 and $9.3 million ($8.1 million federal and $1.2 million state) was recorded for the years ended December 31, 2022 and December 31, 2021, respectively. Oncocyte has filed standalone U.S. federal income tax returns since its inception and will file a consolidated return with its subsidiaries for the years ended December 31, 2022 and 2021.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The primary components of the deferred tax assets and liabilities at December 31, 2022 and 2021 were as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets/(liabilities):
Net operating loss carryforwards and capital loss carryforwards	$52,302	$51,051
Research and development credit carryforwards	3,680	3,148
Marketable equity securities	364	193
Stock-based and other compensation	5,067	2,398
Right-of-use liability	952	949
Razor Investment(1)	5,373	-
Capitalized R&D(2)	4,011	-
Other	49	-
Total deferred tax assets	71,798	57,739
Valuation allowance	(54,408)	(37,167)
Deferred tax assets, net of valuation allowance	17,390	20,572
Right-of-use asset	(580)	(591)
Intangibles and fixed assets	(16,810)	(19,981)
Total deferred tax liabilities	(17,390)	(20,572)
Net deferred tax assets	$-	$-

(1)	Relates to outside basis difference for Razor which meets the criteria for held for sale as of December 31, 2022.

(2)	Relates to Research and Development expenditures required to be capitalized as of December 31, 2022.

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

Income taxes differed from the amounts computed by applying the applicable U.S. federal income tax rates indicated to pretax losses from operations as a result of the following:

	December 31,
	2022	2021
Computed tax benefit at federal statutory rate	21%	21%
Permanent differences	(14)%	(1)%
State tax benefit	1%	2%
Research and development credits	(3)%	-%
Change in fair value consideration	35%	(8)%
Change in valuation allowance	(19)%	(1)%
Goodwill impairment	(21)%	-%
	-%	13%

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, Oncocyte had net operating loss carryforwards of approximately $209.9 million for U.S. federal income tax purposes and $103.8 million for state income tax purposes. Federal net operating losses generated on or prior to December 31, 2017 expire in varying amounts between 2023 and 2037, while federal net operating losses generated after December 31, 2017 carryforward indefinitely. The state net operating losses expire in varying amounts between 2023 and 2042.

As of December 31, 2022, Oncocyte has research and development credit carryforwards for federal and state purposes of $3.1 million and $2.4 million, respectively. The federal credits will expire between 2030 and 2042, while the state credits have no expiration.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Other than the partial release discussed above, Oncocyte established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The change in the valuation allowance was $17.2 million and $5.4 million for the years ended December 31, 2022 and 2021, respectively.

Oncocyte has uncertain tax benefits (“UTBs”) totaling $1.9 million and $1.4 million as of December 31, 2022 and 2021, respectively, which were netted against deferred tax assets subject to valuation allowance as shown below. The UTBs had no effect on the effective tax rate and there would be no cash tax impact for any period presented. Oncocyte recognizes interest and penalties related to UTBs, when they occur, as a component of income tax expense. There were no interest or penalties recognized for the years ended December 31, 2022 and 2021. In 2021, Oncocyte received approval for its petition for alternative apportionment in California by the Franchise Tax Board. As a result, Oncocyte has derecognized its uncertain tax position of $2.2 million in 2021. There is no financial statement impact as the uncertain tax positions were previously offset against Oncocyte’s California net operating losses, which would otherwise have a full valuation allowance. Oncocyte does not expect its UTBs to change significantly over the next twelve months.

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	December 31,
	2022	2021
	(in thousands)
Balance at the beginning of the year	$1,390	$3,052
Additions based on tax positions related to current year	531	511
Adjustments based on tax positions related to prior years	-	-
Settlements	-	(2,173)
Balance at end of year	$1,921	$1,390

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Right-of-use Assets, Machinery and Equipment, Net and Construction in Progress

As of December 31, 2022 and 2021, rights-of-use assets, machinery and equipment, net, and construction in progress were comprised of the following (in thousands):

	December 31, 2022	December 31, 2021

Right-of-use assets (1)	3,499	3,499
Machinery and equipment	9,408	6,290
Accumulated depreciation and amortization	(4,196)	(2,662)
Right-of-use assets, machinery and equipment, net	8,711	7,127
Construction in progress	2,140	1,242
Right-of-use assets, machinery and equipment, net, and construction in progress from continuing operations	10,851	8,369
Right-of-use assets, machinery and equipment, net, and construction in progress from discontinuing operations	211	158
Right-of-use assets, machinery and equipment, net, and construction in progress	11,062	8,527

(1)	Oncocyte recorded certain right-of-use assets and liabilities for operating leases in accordance with ASC 842 (see Note 10).

Depreciation expense included in continuing operations amounted to approximately $1.5 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The lessor has agreed to provide Oncocyte with a “Tenant Improvement Allowance” in the amount of $1.3 million to pay for the plan, design, permitting, and construction of the improvements constituting Tenant’s Work. The lessor shall be entitled to retain 1.5% of the Tenant Improvement Allowance as an administrative fee. As of December 31, 2021, the lessor had provided $1.3 million of the total Tenant Improvement Allowance.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To obtain the letter of credit, Oncocyte has provided the issuing bank with a restricted cash deposit that the bank will hold to cover its obligation to pay any draws on the letter of credit by the lessor. The restricted cash may not be used for any other purpose.

On August 27, 2021, Oncocyte entered into a lease agreement to add an additional suite to its Nashville office space, containing approximately 1,928 square feet of rentable space located at 2 International Plaza, Suite 103, Nashville TN. The term of the lease commences on October 1, 2021 and extends through April 9, 2024 and will serve as additional office space for Insight Genetics’ operations.

The Irvine Lease is an operating lease under ASC 842 included in the tables below. The tables below provide the amounts recorded in connection with the application of ASC 842 as of, and during, the year ended December 31, 2022, for Oncocyte’s operating and financing leases (see Note 2).

Under the Laboratory Agreement discussed in Note 3, Oncocyte assumed all of Razor’s Laboratory Agreement payment obligations. Although Oncocyte is not a party to any lease agreement with Razor or Encore, under the terms of the Laboratory Agreement, Oncocyte received the landlord’s consent for the use of the laboratory at Razor’s Brisbane, California location (the “Brisbane Facility”) under the terms of a sublease to which Encore is the sublessee. The sublease expires on March 31, 2023 (the “Brisbane Lease”). The laboratory fee payments to Encore include both laboratory services and the use of the Brisbane Facility. Under the provisions of the Laboratory Agreement, if Oncocyte terminates the Laboratory Agreement prior to the expiration of the Brisbane Lease, Oncocyte shall assume the costs related to the subletting or early termination of the Brisbane Lease. If the Laboratory Agreement were to be terminated on December 31, 2022, the aggregate payments due to the landlord for early cancellation of the Brisbane Lease would be approximately $39,000 (aggregate payments from January 1, 2023 through March 31, 2023). Oncocyte determined that the Laboratory Agreement contains an embedded operating lease for the Brisbane Facility and Oncocyte allocated the aggregate payments to this lease component for purposes of calculating the net present value of the right-of-use asset and liability as of the inception of the Laboratory Agreement in accordance with ASC 842, as shown in the table below.

Financing lease

As of December 31, 2022, Oncocyte has one financing lease remaining through December 2023 for certain laboratory equipment with aggregate remaining payments of $124,000 shown in the table below.

Operating and Financing leases

The following table presents supplemental cash flow information related to operating and financing leases for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended
	December 31,
	2022	2021
Cash paid for amounts included in the measurement of financing lease liabilities:
Operating cash flows from operating leases	1,143	1,042
Operating cash flows from financing leases	20	147
Financing cash flows from financing leases	104	34

The following table presents supplemental balance sheet information related to operating and financing leases as of December 31, 2022 and December 31, 2021 (in thousands, except lease term and discount rate):

December 31, 2022
Operating lease
Right-of-use assets, net	$2,088

Right-of-use lease liabilities, current	$698
Right-of-use lease liabilities, noncurrent	2,730
Total operating lease liabilities	$3,428

Financing lease
Machinery and equipment	$537
Accumulated depreciation	(446)
Machinery and equipment, net	$91

Current liabilities	$117
Noncurrent liabilities	-
Total financing lease liabilities	$117

Weighted average remaining lease term
Operating lease	4.5 years
Financing lease	1.0 years

Weighted average discount rate
Operating lease	11.24%
Financing lease	11.55%

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents future minimum lease commitments as of December 31, 2022 (in thousands):

	Operating	Financing
	Leases	Leases
Year Ending December 31,
2023	$1,048	$124
2024	903	-
2025	869	-
2026	899	-
2027	694	-
Total minimum lease payments	$4,413	$124
Less amounts representing interest	(985)	(7)
Present value of net minimum lease payments	$3,428	$117

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

Employment Contracts

Oncocyte has entered into employment and severance benefit contracts with certain executive officers. Under the provisions of the contracts, Oncocyte may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives. As of December 31, 2022, Oncocyte accrued approximately $4.4 million in severance obligations for certain executive officers, in accordance with the severance benefit provisions of their respective employment, and severance benefit agreements, related to Oncocyte’s acquisition of Chronix Biomedical Inc. in 2021.

Indemnification

In the normal course of business, Oncocyte may provide indemnification of varying scope under Oncocyte’s agreements with other companies or consultants, typically Oncocyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Oncocyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Oncocyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Oncocyte’s diagnostic tests. Oncocyte’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from Oncocyte’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or license agreement to which they relate. The Purchase Agreement also contains provisions under which Oncocyte has agreed to indemnify Razor and Encore from losses and expenses resulting from breaches or inaccuracy of Oncocyte’s representations and warranties and breaches or nonfulfillment of Oncocyte’s covenants, agreements, and obligations under the Purchase Agreement. The potential future payments Oncocyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, Oncocyte has not been subject to any claims or demands for indemnification. Oncocyte also maintains various liability insurance policies that limit Oncocyte’s financial exposure. As a result, Oncocyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, Oncocyte has not recorded any liabilities for these agreements as of December 31, 2022 and 2021.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Workforce Reduction

In August 2022, the Company initiated a workforce reduction plan to strategically realign its operations and implement cost reduction programs to prioritize near term revenue generators and to manage and preserve cash. In connection with the reduction, the Company eliminated 14 positions, implemented tighter expense controls, and ceased non-core activities.

Further, on December 16, 2022, Oncocyte initiated an additional reduction in work force involving over 40% of its full-time employees. The transition began on December 16, 2022 and was completed in February 2023. As of December 31, 2022, the Company incurred an aggregate of $1.9 million related to employee severance and benefits costs in connection with its reductions in force during fiscal year 2022.

12. Related Party Transactions

Financing Transactions

On January 20, 2021, Oncocyte entered into Subscription Agreements with certain institutional investors for a registered direct offering of 7,301,410 shares of common stock, no par value, at an offering price of $3.424 per share, for an aggregate purchase price of $25.0 million. The price per share was the average of the closing price of our common stock on the NYSE American for the five trading days prior to the date on which we and the investors executed the Subscription Agreements. Oncocyte did not pay any fees or commissions to broker-dealers or any finder’s fees, nor did it issue any stock purchase warrants, in connection with the offer and sale of the shares. The investors included Broadwood Partners, L.P., the Company’s largest shareholder, and certain investment funds and accounts managed by Pura Vida Investments, LLC (“Pura Vida”).

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

On September 23, 2021, Oncocyte entered into a Warrant Exercise Agreement with Broadwood, pursuant to which (i) Oncocyte agreed to reduce the exercise price of a common stock warrant held by Broadwood to purchase up to 573,461 shares of common stock from $3.25 per share to $3.1525 per share; and (ii) Broadwood agreed to exercise the common stock warrant in full on or prior to December 31, 2021. Shortly after executing the Warrant Exercise Agreement, Broadwood exercised the common stock warrant in full and received 573,461 shares in exchange for payment to Oncocyte of $1,807,835.81.

On April 13, 2022, Oncocyte entered into the Securities Purchase Agreement with Investors, including Broadwood and John Peter Gutfreund, a director of Oncocyte, for the Series A Preferred Stock Offering. Each of Broadwood and Mr. Gutfreund has a direct material interest in the Series A Preferred Stock Offering and agreed to purchase 5,882.35 and 1,176.48 shares, respectively, in the Series A Preferred Stock Offering and on the same terms as other investors. Additionally, Halle Capital Management, L.P. received $85,000 from the Company as reimbursement for its legal fees and expenses. Mr. Gutfreund is the Managing Partner of Halle Capital Management, L.P. See Note 15 for additional information about the Series A Preferred Stock Offering.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Loan Payable to Silicon Valley Bank

Amended Loan Agreement

On October 17, 2019, Oncocyte entered into a First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”) with Silicon Valley Bank (“the Bank”) pursuant to which Oncocyte obtained a new $3 million secured credit facility (“Tranche 1”), a portion of which was used to repay the remaining balance of approximately $400,000 on outstanding loans from the Bank, plus a final payment of $116,000, under the February 21, 2017 Loan Agreement. The credit line under the Amended Loan Agreement may be increased by an additional $2 million (“Tranche 2”) if Oncocyte obtains at least $20 million of additional equity capital, as was the case with the original Loan Agreement, and a positive final coverage determination is received from CMS for DetermaRx at a specified minimum price point per test (the “Tranche 2 Milestone”), and Oncocyte is not in default under the Amended Loan Agreement. As of December 31, 2022, Oncocyte had satisfied the Tranche 2 Milestone, however, did not borrow any funds under Tranche 2.

Payments of interest only on the principal balance were due monthly from the draw date through March 31, 2020, followed by 24 monthly payments of principal and interest, but the Bank agreed to a deferral of principal payments, as discussed below. The outstanding principal balance of the loan bore interest at a stated floating annual interest equal to the greater of (a) the prime rate or (b) 5% per annum. During August 2022, period in which the loan was paid of, the published prime rate was 5.5% per annum.

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

At maturity of the loan, Oncocyte agreed to pay the Bank an additional final payment fee of $200,000, which was recorded as a deferred financing charge in October 2019 and is being amortized to interest expense over the term of the loan using the effective interest method. As of December 31, 2022, there is no remaining unamortized deferred financing cost and the full principal balance of the loan in addition to the final payment fee have been paid off.

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

On October 17, 2019, in conjunction with Tranche 1 becoming available under the Amended Loan Agreement, Oncocyte issued a common stock purchase warrant to the Bank (the “2019 Bank Warrant”) entitling the Bank to purchase 98,574 shares of Oncocyte common stock at the initial “Warrant Price” of $1.69 per share through October 17, 2029. The number of shares of common stock issuable upon the exercise of the 2019 Bank Warrant will increase on the date of each draw, if any, on Tranche 2. The number of additional shares of common stock issuable upon the exercise of the 2019 Bank Warrant will be equal to 0.02% of Oncocyte’s fully diluted equity outstanding for each $1 million draw under Tranche 2. The Warrant Price for Tranche 2 warrant shares will be determined upon each draw of Tranche 2 funds and will be closing price of Oncocyte common stock on the NYSE American or other applicable market on the date immediately before the applicable date on which Oncocyte borrows funds under Tranche 2. The Bank may elect to exercise the 2019 Bank Warrant on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the 2019 Bank Warrant is being exercised by (A) the excess of the fair market value of the common stock over the applicable Warrant Price, divided by (B) the fair market value of the common stock. The fair market value of the common stock will be last closing or sale price on a national securities exchange, interdealer quotation system, or over-the-counter market. As of December 31, 2022, Oncocyte has not borrowed any funds under Tranche 2.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company owned 10 Genexus Integrated Sequencers and 10 Genexus Purification Instruments in connection with submission of an initial PO of $3.1 million by February 11, 2022. The Company may submit a second PO of $4.6 million for 15 Genexus Integrated Sequencers and 15 Genexus Purification Instruments by March 1, 2023. As of December 31, 2022, the Company had received all Genexus systems valued at $1.9 million for the initial purchase order.

As of December 31, 2022, LTC has incurred $749,000 in development costs associated with LTC activities under the total LTC $5 million product development budget that the Company is responsible for reimbursement.

On February 7, 2023, Oncocyte entered into a Termination Agreement (the “Termination Agreement”) with LTC, pursuant to which the parties terminated the LTC Agreement.

15. April 2022 Offerings

Series A Preferred Stock Offering

On April 13, 2022, Oncocyte entered into the Securities Purchase Agreement with Investors, including Broadwood, in a registered direct offering of 11,765 shares of our Series A Preferred Stock, which shares of Series A Preferred Stock are convertible into a total of 7,689,542 shares of our common stock, at a conversion price of $1.53. The purchase price of each share of Series A Preferred Stock was $850, which included an original issue discount to the stated value of $1,000 per share. The rights, preferences and privileges of the Series A Convertible Preferred Stock are set forth in the Company’s Certificate of Determination, which the Company filed with the Secretary of State of the State of California. The Securities Purchase Agreement provides that the closing of the Series A Preferred Stock Offering will occur, subject to the satisfactory of certain closing conditions, in two equal tranches of $5,000,000 each for aggregate gross proceeds from both closings of $10,000,000. The first closing occurred on June 1, 2022, and Oncocyte received net proceeds of approximately $4.9 million from the Series A Preferred Stock issued from the first tranche. The second closing would occur, subject to the satisfactory of certain closing conditions (including but not limited to a requirement that the Company has not received, in the 12 months preceding the second closing, a notice from The Nasdaq Stock Market LLC (“Nasdaq”) that the Company is not in compliance with the listing and maintenance and listing requirements of Nasdaq), on the earlier of (a) the second trading day following the date that Oncocyte receives notice from an Investor to accelerate the second closing and (b) a date selected by Oncocyte on or after October 8, 2022 and on or prior to March 8, 2023. On August 9, 2022, Oncocyte received a letter from Nasdaq indicating that the Company no longer meets the minimum bid price requirement of Nasdaq Listing Rule 5450(a)(1) of the Nasdaq continued listing requirements. Accordingly as of December 31, 2022, no additional proceeds are expected from the second closing of the Security Purchase Agreement.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Series A Preferred Stock is convertible into shares of common stock at any time at the holder’s option. The conversion price will be subject to customary anti-dilution adjustments for matters such as stock splits, stock dividends and other distributions on common stock, and recapitalizations. The holder will be prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the shares of common stock then issued and outstanding (provided a holder may elect, at the first closing, to increase such beneficial ownership limitation solely as to itself up to 19.99% of the number of shares of common stock outstanding immediately after giving effect to the conversion, provided further that following the receipt of shareholder approval required by applicable Nasdaq rules with respect to the issuance of common stock that would exceed the beneficial ownership limitation, such beneficial ownership limitation will no longer apply to the holder if the holder notified the Company that the holder wishes the Company to seek such shareholder approval). On July 15, 2022, the Company received such shareholder approval to remove the beneficial ownership limitation with respect to the Series A Preferred Stock held by Broadwood Partners, L.P. Oncocyte may force the conversion of up to one-third of the shares of Series A Preferred Stock originally issued, subject to customary equity conditions, if the daily volume weighted average price of our common stock for 20 out of 30 trading days exceeds 140% of the conversion price and on 20 out of the same 30 trading days the daily trading volume equals or exceeds 400,000 shares of our common stock. Oncocyte may only effect one forced conversion during any 30-trading day period.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Series A Preferred Stock dividend for all issued and outstanding shares is set at 6% per annum per share. As of December 31, 2022, the Company elected to accrete dividends of $209,000, with respect to shares of Series A Preferred Stock.

As of December 31, 2022, Oncocyte had 5,882.4 shares issued and outstanding. The future right or obligation associated with the Series A Preferred Stock to be issued in the second closing was written off since the second closing is not expected as of December 31, 2022.

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

16. Assets Held for Sale and Discontinued Operations

On December 15, 2022, the Company entered into the Razor Stock Purchase Agreement with Dragon and Razor. Pursuant to the Razor Stock Purchase Agreement, Oncocyte agreed to sell, and Dragon agreed to purchase, 3,188,181 shares of common stock of Razor, which constitutes approximately 70% of the issued and outstanding equity interests of Razor on a fully-diluted basis. The Razor Stock Purchase Agreement provides that following the closing of the transaction, Oncocyte will own 1,366,364 shares of common stock of Razor, which will constitute approximately 30% of the issued and outstanding equity interests of Razor on a fully-diluted basis. The transfer involves the transfer of all the assets and liabilities related to DetermaRx. Other than the exchange of shares, the Agreement includes purchase of furniture, fixtures, and equipment by the buyer for a cash consideration of $115,660. Upon closing of the sale, the Company will deconsolidate the assets and liabilities of Razor as control of the Razor entity will transfer to Dragon.

As of December 31, 2022, Razor met the held for sale criteria and is reflected as a discontinued operation in the consolidated financial statements for all periods presented. Additionally, the related assets and liabilities have been reported as assets and liabilities held for sale in the Company’s consolidated balance sheets as of December 31, 2022 and December 31, 2021.

Because the carrying value of the net assets of Razor exceeded the net proceeds included in the Agreement, we determined that Razor’s held for sale net assets had been impaired. After performing quantitative testing, in which we used the consideration of $0.1 million as the fair value of the underlying net assets, we recorded a $25.9 million impairment of the net assets. The impairment loss has been included in the results of discontinued operations in the accompanying consolidated financial statements.

The Company’s balance sheets and consolidated statements of operations report discontinued operations separate from continuing operations. Our consolidated statements of comprehensive income, statement of equity and statements of cash flows combined continuing and discontinued operations. A summary of financial information related to the Company’s discontinued operations is as follows.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the results of the discontinued operation of Razor (in thousands):

	Year Ended December 31,
	2022	2021
Net revenue	$4,673	$5,529

Cost of revenues	7,930	6,761
Research and development	12,136	8,596
Sales and marketing	12,462	10,615
General and administrative	569	44
Loss from impairment of held for sale assets	25,866	-
Net loss from discontinued operations	$(54,290)	$(20,487)

The following table represents the carrying amounts of the assets and liabilities held for sale related to Razor as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Carrying amounts of assets of disposal group held for sale
Current assets:
Cash and cash equivalents	$1,510	$2,657
Prepaid expenses and other current assets	346	296
Machinery and equipment, net, and construction in progress	211	-
Intangible assets, net	25,920	-
Impairment of held for sale assets	(25,866)	-
Total current assets of disposal group held for sale	2,121	2,953
Machinery and equipment, net, and construction in progress	-	158
Intangible assets, net	-	29,524
Total assets of disposal group held for sale	2,121	32,635
Current liabilities:
Accounts payable	492	637
Accrued compensation	248	549
Accrued expenses and other current liabilities	1,265	340
Total current liabilities of disposal group held for sale	2,005	1,526

The following table summarizes cash used related to Razor as of and for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	(20,790)	(13,643)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	(91)	(188)

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Subsequent Events

Razor Genomics, Inc. Stock Purchase Agreement Closing

On February 16, 2023, Oncocyte completed the Razor Sale Transaction, which involved, among other things, the. sale of 3,188,181 shares of common stock of the Company’s wholly owned subsidiary Razor, which constitutes approximately 70% of the issued and outstanding equity interests of Razor on a fully diluted basis, pursuant to the Razor Stock Purchase Agreement (the “SPA”) with Dragon and Razor.

In connection with the Razor Closing, Oncocyte transferred to Razor all of the assets and liabilities related to DetermaRx. While no monetary consideration was received for the sale of 70% of the equity interests of Razor, the transaction allows the Company to eliminate all development and commercialization costs with respect to DetermaRx. Following the Razor Closing, Oncocyte continues to own 1,366,364 shares of common stock of Razor, which constitutes approximately 30% of the issued and outstanding equity interests of Razor on a fully-diluted basis. See Note 16 for more details.

As part of the SPA, the Company entered in a Bill of Sale to transfer certain assets as consideration for these assets, the Company will receive a one time cash payment of $115,660.

Chronix Biomedical, Inc. Amendment No. 1 to Amended and Restated Agreement and Plan of Merger

On February 8, 2023, Oncocyte and the party named as equity holder representative in the Chronix Merger Agreement entered into Amendment No. 1 to the Chronix Merger Agreement (the “Chronix Amendment”), pursuant to which the parties agreed to amend the terms of the Chronix Contingent Consideration such that (i) Chronix’s equity holders will be paid earnout consideration of 10% of net collections for sales of specified tests and products, until the expiration of intellectual property related to such tests and products, (ii) Chronix’s equity holders will be paid 5% of the gross proceeds received from any sale of all or substantially all of the rights, titles, and interests in and to Chronix’s patents for use in transplantation medicine to such third party, and (iii) obligations related to the Chronix Milestone Payments, Royalty Payments and Transplant Sale Payments were eliminated.

Termination of Co-Development Agreement with Life Technologies Corporation

On February 7, 2023, Oncocyte entered into the Termination Agreement with LTC, pursuant to which the Parties terminated the LTC Agreement, by and between Oncocyte and LTC.

Public Offering of Common Stock

On April 3, 2023, Oncocyte entered into an agreement with certain members of the Company’s board of directors, and several institutional and accredited investors, including Broadwood Capital, L.P., the Company’s largest shareholder, and certain members of the Company’s board of directors (and certain of their affiliated parties), relating to their purchase of an aggregate of up to 45,562,425 shares of its common stock at an offering price of $0.3544 per share to board members and $0.30168 per share to the other investors participating in the offering. The offering is intended to be priced at-the-market for purposes of complying with applicable NASDAQ Listing Rules. The aggregate gross proceeds from the offering were approximately $13.9 million. The Company used approximately $1.1 million of the net proceeds to immediately redeem an aggregate of 1,064 shares of its Series A Convertible Preferred Stock and may thereafter elect to redeem additional shares.

Workforce Reduction

On April 12, 2023, Oncocyte announced a reduction in force involving approximately 20% of its workforce (“Reduction”), which management believes will extend Oncocyte’s cash runway in 2024. In connection with the Reduction, we estimate that we will incur charges of approximately $0.3 million related to employee severance and benefits costs in the second quarter of 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Exchange Act. Our management, including our principal executive officer and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the material weaknesses that have caused management to conclude that, as of December 31, 2022, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

●	We did not maintain an effective control environment. Specifically, we did not maintain sufficient accounting resources commensurate with our structure and financial reporting requirements. This contributed to the material weakness described below:
●	We did not design and maintain effective controls to address the initial application of complex accounting standards and accounting treatment of non-routine, unusual or complex events and transactions.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation of Material Weakness

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to

●	We continue to design and implement controls to address the identification, accounting for, and review of non-routine, unusual or complex and initial applications of complex accounting standards, including the continued engagement of external consultants to provide support and to assist us in our evaluation of such transactions.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item will be contained in our Proxy Statement for our 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

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

Information about our compliance with Section 16(a) of the Securities Exchange Act of 1934 reported under the caption “Delinquent Section 16(a) Reports” in our Proxy Statement for our 2023 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2022, and is incorporated herein by reference.

Item 11. Executive Compensation

Information about compensation of our executive officers reported under the caption “Executive Compensation,” and information about compensation of directors reported under the caption “Director Compensation,” in our Proxy Statement for our 2023 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by this item will be contained in our Proxy Statement for our 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our Proxy Statement for our 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in our Proxy Statement for our 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a-1)	Financial Statements.

The following consolidated financial statements of Oncocyte Corporation are filed in the Form 10-K:

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows

Exhibit Numbers	Exhibit Description
1.1	At-The-Market Sales Agreement, dated June 11, 2021, between OncoCyte Corporation and BTIG, LLC (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2021)

1.2	Underwriting Agreement, dated April 13, 2022, between Oncocyte Corporation and BTIG, LLC, as representative of the underwriters named therein (Incorporated by reference to Oncocyte Corporation’s Form 8-K filed with the Securities and Exchange Commission on April 19, 2022).

2.1	Subscription and Stock Purchase Agreement, dated September 4, 2019, among Oncocyte Corporation, Encore Clinical, Inc., and Razor Genomics Inc.† (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

2.2	Agreement and Plan of Merger, dated as of January 10, 2020, among Oncocyte Corporation, Cancer DX Sub, Inc., Insight Genetics, Inc., the Shareholders who became a Party to the Merger Agreement and the Equityholder Representative. (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2020)

2.3	Agreement and Plan of Merger, dated as of February 2, 2021, among Oncocyte Corporation, CNI Monitor Sub, Inc., Chronix Biomedical, Inc., the Shareholders who became a Party to the Merger Agreement and the Equityholder Representative (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2021)

2.4	Agreement and Plan of Merger dated February 2, 2021, amended February 23, 2021, and amended and restated as of April 15, 2021, by and among OncoCyte Corporation, CNI Monitor Sub, Inc., Chronix Biomedical, Inc., the Stockholders who became a party to the Merger Agreement and the Equityholder Representative (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2021)

2.5	Stock Purchase Agreement, dated December 15, 2022, by and among Dragon Scientific, LLC, Oncocyte Corporation and Razor Genomics Inc. (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2022)

2.6	First Amendment to Stock Purchase Agreement, dated December 15, 2022, by and among Dragon Scientific, LLC, Oncocyte Corporation and Razor Genomics Inc. (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2023)

2.8	Second Amendment to Stock Purchase Agreement, dated February 16, 2023, by and among Dragon Scientific, LLC, Oncocyte Corporation and Razor Genomics Inc. (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2023)

2.7	Amendment No. 1 to Amended and Restated Agreement and Plan of Merger dated February 8, 2023, by and between Oncocyte Corporation and David MacKenzie, solely in his capacity as Equityholder Representative (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2023)

3.1	Articles of Incorporation with all amendments (Incorporated by reference to Oncocyte Corporation’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 14, 2021)

3.2	Certificate of Determination of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2022)

3.3	Amended and Second Amended and Restated By-Laws (Incorporated by reference to Oncocyte Corporation’s Quarterly Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2022)

4.1	Specimen of Common Stock Certificate (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

4.2	Form of August 2016 Warrant (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2016)

4.3	Form of 2017 Warrant, Exercise Price $3.25 (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

4.4	Form of 2017 Warrant, Exercise Price $5.50 (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

4.5	Silicon Valley Bank Warrant (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

4.6	Form of July 2017 Warrant, Exercise Price $5.50; five-year term (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

4.7	Form of July 2017 Warrant, Exercise Price $3.25, five-year term (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

4.8	Form of July 2018 Warrant (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2018)

4.9	Warrant to Purchase Shares of Common Stock, dated August 1, 2019 (Incorporated by reference to Oncocyte Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019)

4.10	Warrant to Purchase Common Stock, dated October 17, 2019, between Oncocyte Corporation and Silicon Valley Bank (Incorporated by Reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019)

4.11	Form of Common Stock Warrant (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2022)

4.12	Description of Securities*

10.1	Form of Director/Consultant Option Agreement (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.2	Form of Employee Incentive Stock Option Agreement (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.3	Registration Rights Agreement dated October 15, 2009 (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.4	Amendment of Registration Rights Agreement, dated August 23, 2011 (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.5	Second Amendment of Registration Rights Agreement, dated May 8, 2015 (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.6	Third Amendment to Registration Rights Agreement, dated November 16, 2015 (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) A-1 filed with the Securities and Exchange Commission on December 29, 2015)

10.7	Form of Alternate Warrant Exercise Agreement, dated February 17, 2017 (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2017)

10.8	Loan and Security Agreement, dated February 21, 2017, between Oncocyte Corporation and Silicon Valley Bank (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

10.9	2017 Amendment to 2010 Stock Option Plan (Incorporated by reference to Registration Statement on Form S-8, File Number 333-219109 filed with the Securities and Exchange Commission on June 30, 2017)

10.10	Form of July 2017 Warrant Exercise Agreement, dated July 21, 2017 (July 2017 Warrant for 100% of shares received on exercise of Original Warrant, at $5.50 exercise price with five-year term) (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

10.11	Form of July 2017 Warrant Exercise Agreement, dated July 21, 2017 (July 2017 Warrant for 50% of shares received on exercise of Original Warrant, at $3.25 exercise price with five-year term) (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

10.12	Employment Agreement, dated November 15, 2017, between Oncocyte Corporation and Mitchell Levine (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018)

10.13	2018 Equity Incentive Plan (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.14	Amendment to 2018 Equity Incentive Plan (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2021)

10.15	Form of 2018 Equity Incentive Plan Employee Stock Option Agreement (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.16	Form of 2018 Equity Incentive Plan Non-Employee Director Stock Option Agreement (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.17	Form of 2018 Equity Incentive Plan Restricted Stock Unit Agreement (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.18	Employment Agreement, dated May 22, 2019, between Oncocyte Corporation and Padma Sundar (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 26, 2020)

10.19	Employment Agreement, dated June 4, 2019, between Oncocyte Corporation and Ronald Andrews (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2019)

10.20	Amendment to 2018 Equity Incentive Plan (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2019)

10.21	Development Agreement, dated December 31, 2019, among Oncocyte Corporation, Encore Clinical, Inc., and Razor Genomics Inc.† (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

10.22	Sublicense and Distribution Agreement, dated December 31, 2019, among Oncocyte Corporation, Encore Clinical, Inc., and Razor Genomics Inc.† (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

10.23	Laboratory Services Agreement, dated August 15, 2015, as amended, among Oncocyte Corporation, Encore Clinical, Inc., and Razor Genomics Inc.† (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2019)

10.24	First Amendment to Loan and Security Agreement, dated October 17, 2019, between Oncocyte Corporation and Silicon Valley Bank† (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019)

10.25	Office Lease Agreement, dated December 23, 2019, as amended between Oncocyte Corporation and Cushing Ventures, LLC (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2019)

10.26	Lease Agreement, dated November 10, 2011, between Insight Genetics, Inc. and MPC Holdings, LLC, as renewed by notice dated January 3, 2019 (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 26, 2020)

10.27	Oncocyte Corporation Change in Control and Severance Plan (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 26, 2020)

10.28	Form of Change in Control and Severance Agreement (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 26, 2020)

10.29	Form of Subscription Agreement between Oncocyte Corporation and Certain Investors (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2020)

10.30	U.S. Small Business Administration Paycheck Protection Program Note (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2020)

10.31	Loan Deferral Agreement, dated April 2, 2020, between OncocCyte Corporation and Silicon Valley Bank (Incorporated by Reference to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2020)

10.32	Acknowledgement and Agreement, dated May 7, 2020, between Oncocyte Corporation and Ronald Andrews (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2020)

10.33	Acknowledgement and Agreement, dated May 7, 2020, between Oncocyte Corporation and Mitchell Levine (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2020)

10.34	Acknowledgement and Agreement, dated May 7, 2020, between Oncocyte Corporation and Lyndal Hesterberg (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2020)

10.35	Employment Agreement, dated March 23, 2020, between Oncocyte Corporation and Doug Ross (Incorporated by Reference to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 29, 2020)

10.36	Reduction in Salary Agreement between Oncocyte Corporation and Albert Parker (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2020)

10.37	Reduction in Salary Agreement between Oncocyte Corporation and Lyndal Hesterberg (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2020)

10.38	Reduction in Salary Agreement between Oncocyte Corporation and Tony Kalajian (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2020)

10.39	Change in Control and Executive Severance Plan Agreement, dated October 4, 2021, between Oncocyte Corporation and Gisela Paulsen (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2021)

10.40	Subscription Agreements, dated January 20, 2021, between Oncocyte Corporation and the Investors Named Therein (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2021)

10.41	Amended and Restated Exclusive License Agreement, effective February 15, 2018, between Razor Genomics, Inc. and the licensor named therein† (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 19, 2021)

10.42	Addendum No. 2 to Exclusive Sublicense Agreement in the PRC Territory, dated December 5, 2021, by and among Razor Genomics, Inc., Oncocyte Corporation, Encore Clinical, Inc., and Burning Rock Biotech Limited (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2021)

10.43	Collaboration Agreement, dated January 13, 2022, by and between Oncocyte Corporation and Life Technologies Corporation† (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2022)

10.44	Form of Securities Purchase Agreement, among us and certain investors, dated April 13, 2022 (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2022)

10.45	Separation Agreement and General Release of All Claims, by and between the Company and Ronald Andrews, dated December 1, 2022 (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2022)

10.46	Consulting Agreement, by and between the Company and Ronald Andrews, dated as of December 1, 2022 (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2022)

10.47	Employment Agreement, by and between the Company and Joshua Riggs, effective as of December 2, 2022 (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2022)

10.48	Amended & Restated Change in Control and Executive Severance Plan Agreement, by and between the Company and Joshua Riggs, effective as of December 2, 2022 (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2022)

10.49	Separation Agreement and General Release of All Claims, by and between the Company and Gisela Paulsen, dated December 16, 2022 (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2022)

10.50	Separation Agreement and General Release of All Claims, by and between the Company and Douglas Ross, dated December 16, 2022 (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2022)

10.51	Consulting Agreement, by and between the Company and Douglas Ross, dated as of December 16, 2022 (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2022)

10.52	Termination Agreement, dated February 7, 2023, by and between Oncocyte Corporation and Life Technologies Corporation (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2023)

16.1	Letter from OUM to the Securities and Exchange Commission dated July 20, 2021 (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2021)

21	Subsidiaries*

23.1	Consent of Withum Smith+Brown, PC*

31.1	Certification of the Chief Executive Officer of Oncocyte Corporation pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer of Oncocyte Corporation pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Interactive Data Files *

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema8

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*Filed herewith

**Furnished herewith

† Portions of this exhibit have been omitted because the omitted information is (i) not material and (ii) is the type that the registrant treats as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of April 2023.

ONCOCYTE CORPORATION

By:	/s/ Josh Riggs
Josh Riggs
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Josh Riggs	President and Chief Executive Officer and Director	April 12, 2023
JOSH RIGGS	(Principal Executive Officer)

/s/ Anish John	Chief Financial Officer	April 12, 2023
ANISH JOHN	(Principal Financial Officer)

/s/ James Liu	Controller & Principal Accounting Officer	April 12, 2023
JAMES LIU	(Principal Accounting Officer)

/s/ Andrew Arno	Director	April 12, 2023
ANDREW ARNO

/s/ Alfred D. Kingsley	Director	April 12, 2023
ALFRED D. KINGSLEY

/s/ Andrew Last	Director	April 12, 2023
ANDREW LAST

/s/ Jennifer L Carter	Director	April 12, 2023
JENNIFER L. CARTER

/s/ Louis E. Silverman	Director	April 12, 2023
LOUIS E. SILVERMAN

/s/ John Peter Gutfreund	Director	April 12, 2023
JOHN PETER GUTFREUND

