Form 10-K/A
period 2022-12-31
Oncocyte Corp
filed 2023-05-01
CIK 1642380

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

As of April 19, 2023, there were outstanding 164,607,280 shares of common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

None

Audit Firm Id	Auditor Name:	Auditor Location:
100	WithumSmith+Brown, PC	San Francisco, California

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

References to this Report mean our Annual Report on Form 10-K for the year ended December 31, 2022, as amended by this Amendment No. 1.

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on April 12, 2023 (the “Original Report”), to include the information required by Items 10 through 14 of Part III of Form 10-K. We previously omitted this information from our Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits that information to be incorporated in the Form 10-K by reference from a definitive proxy statement if the proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 solely to provide the information required in Part III of Form 10-K because our definitive proxy statement containing this information will not be filed until a later date. The reference on the cover of the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the original Form 10-K is hereby deleted.

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

Except as described above, no other changes have been made to the Original Report. The Original Report continues to speak as of the date of the Original Report, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and our other filings with the SEC.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

The following persons are the directors on our Board of Directors and hold the positions set forth opposite their names.

Name	Age	Director Since	Position
Joshua Riggs	41	2023	President and Chief Executive Officer and Director
Andrew Arno	63	2015	Chairman of the Board of Directors
Jennifer Levin Carter	59	2020	Director
Alfred D. Kingsley	80	2009	Director
Andrew J. Last	63	2015	Director
John Peter Gutfreund	27	2022	Director
Louis E. Silverman	64	2023	Director

Joshua Riggs, age 41, joined our Board of Directors and began serving as our President and Chief Executive Officer in February 2023. Mr. Riggs previously served as our Interim Chief Executive Officer since December 2022, the Company’s General Manager, Transplant from July 2022 to December 2022, and the Company’s Senior Director Business Development from August 2020 until September 2022. From January 2015 to August 2020, Mr. Riggs was the founder and principal of Intelliger Consulting, an organization devoted to consumer driven healthcare, and from January 2016 to July 2020, he was a principal at Bethesda Group, LLC, a boutique consulting group focused on helping small and mid-stage diagnostic companies and investment groups move emerging diagnostic content and platforms to market. Mr. Riggs received a BA in Interdisciplinary Studies from Adelphi University and an MBA from the University of Mississippi.

We believe Mr. Riggs is qualified to serve on our Board of Directors because of his previous leadership experiences and involvement with all aspects of the Company’s business and operations.

Andrew Arno, 63, joined our Board of Directors in June 2015 and was appointed Chairman of the Board of Directors in May 2022. Mr. Arno has 30 years of experience handling a wide range of corporate and financial matters, including work as an investment banker and strategic advisor to emerging growth companies. Mr. Arno previously served, from July 2015 to February 2023, as Vice Chairman of Special Equities Group, LLC, a privately held investment banking firm affiliated with Dawson James Securities Inc. and previously with Bradley Woods & Co. Ltd. And Chardan Capital Markets LLC. From June 2013 until July 2015, Mr. Arno served as Managing Director of Emerging Growth Equities, an investment bank, and Vice President of Sabr, Inc., a family investment group. He was previously President of LOMUSA Limited, an investment banking firm. From 2009 to 2012, Mr. Arno served as Vice Chairman and Chief Marketing Officer of Unterberg Capital, LLC, an investment advisory firm that he co-founded. He was also Vice Chairman and Head of Equity Capital Markets of Merriman Capital LLC, an investment banking firm, and served on the board of the parent company, Merriman Holdings, Inc. Mr. Arno currently serves on the boards of directors of Smith Micro Software, Inc. and Independa Inc., both software companies, and Comhear Inc., an audio technology R&D company. Mr. Arno previously served as a director of Asterias Biotherapeutics, Inc. from August 2014 until it was acquired by Lineage Cell Therapeutics, Inc. (“Lineage”) in March 2019. Mr. Arno received a BS degree from George Washington University.

We believe Mr. Arno is qualified to serve on our Board of Directors because of his financial expertise and his experience as a director on other public company boards.

Jennifer Levin Carter, 59, joined our Board of Directors in August 2020. Dr. Carter is a healthcare executive, investor, board member and entrepreneur with a track record of developing and investing in innovative strategies and solutions at the intersection of and healthcare IT and services, digital health and machine learning, precision medicine, and genomics. Dr. Carter has been a Managing Director at Sandbox Industries and Blue Venture Fund since March 2021. Sandbox provides healthcare-related investment management exclusively for the Blue Venture Fund. Previously, Dr. Carter served as Managing Director of JLC Precision Health Strategies from July 2020 to April 2021 and VP and Head of Precision Health at Integral Health (now Valo Health), a Flagship Pioneering company, from March 2019 to August 2020. In 2018, Dr. Carter founded TrialzOWN, Inc. a healthcare company that was acquired in the development stage by Integral Health in March 2019. Prior to serving as CEO of TrialzOWN, Dr. Carter founded N-of-One, Inc. and served as its Chief Executive Officer from 2008 to 2012, and as its Chief Medical Officer from 2012 until its acquisition by Qiagen in 2019. At N-of-One, Dr. Carter led the development of the platform to create award-winning novel treatment strategies for cancer patients. Prior to founding N-of-One, Dr. Carter spent nine years working as an Investment Consultant with Levin Capital Strategies and with other groups specializing in biotechnology and life sciences investments evaluating existing and emerging markets, new medical technologies, and early-stage companies. After obtaining her medical degree, Dr. Carter practiced internal medicine at Mount Auburn Hospital in Cambridge, MA. Dr. Carter serves on the board of directors of CareMax, Inc. Dr. Carter received a BS degree from Yale University, an MD from Harvard Medical School, an MPH from the Harvard School of Public Health, and an MBA from MIT.

We believe Dr. Carter is qualified to serve on our Board of Directors because of her extensive experience holding leadership positions within investment firms and other healthcare companies, her medical expertise and her experience as director on other boards.

Alfred D. Kingsley, 80, joined our Board of Directors in September 2009 and served as Chairman of the Board from December 2010 until April 2018. Mr. Kingsley is also the Chairman of the Board of Directors of Lineage, a biotechnology company that was formerly BioTime, Inc. Mr. Kingsley’s long career in corporate finance and mergers and acquisitions includes substantial experience in helping companies to improve their management and corporate governance, and to restructure their operations in order to add value for shareholders. As Chairman of the Board of Lineage and formerly of Oncocyte, Mr. Kingsley has been instrumental in structuring their equity and debt financings and their business acquisitions. Mr. Kingsley has been general partner of Greenway Partners, L.P., a private investment firm, and President of Greenbelt Corp., a business consulting firm, since 1993. Mr. Kingsley was Senior Vice-President of Icahn and Company and its affiliated entities for more than 25 years. Mr. Kingsley served as a director of Asterias Biotherapeutics, Inc. from September 2012 until it was acquired by Lineage in March 2019. Mr. Kingsley holds a BS degree in economics from the Wharton School of the University of Pennsylvania, and a JD degree and LLM in taxation from New York University Law School.

We believe Mr. Kingsley is qualified to serve on our Board of Directors because of his extensive experience in corporate finance, mergers and acquisitions and corporate governance, and his experience as a director on other boards.

Andrew J. Last, 63, joined our Board of Directors in December 2015. Dr. Last shares with our Board his many years of senior management experience commercializing products internationally in the genomics and life-sciences industries. Since 2019, Dr. Last has served as Executive Vice President and Chief Operating Officer of Bio-Rad Laboratories, Inc., a global leader in developing, manufacturing, and marketing a broad range of innovative products for the life science research and clinical diagnostic markets. From December 2017 to April 2019, Dr. Last previously served as Chief Commercial Officer at Berkeley Lights Inc., a digital cell biology company focused on enabling and accelerating the rapid development and commercialization of biotherapeutics and other cell-based products, and as Chief Operating Officer of Intrexon Corporation, a company using synthetic biology to focus on programming biological systems to alleviate disease, remediate environmental challenges, and provide sustainable food and industrial chemicals from August 2016 to December 2017. From 2010 to 2016, Dr. Last was Executive Vice President and Chief Operating Officer of Affymetrix, a biotechnology company. Before joining Affymetrix, Dr. Last served as Vice President, Global and Strategic Marketing of BD Biosciences and as General Manager of Pharmingen from 2004 to 2010. From 2002 to 2004, Dr. Last held management positions at Applied Biosystems, Inc., including as Vice President and General Manager from 2003 to 2004 and Vice President of Marketing 2002 to 2003. Earlier in his career, he served in a variety of management positions at other companies, including Incyte Genomics and Monsanto. Dr. Last holds PhD and MS degrees with specialization in Agrochemical Chemicals and Bio-Aeronautics, respectively, from Cranfield University, and a BS degree in Biological Sciences from the University of Leicester in the United Kingdom.

We believe Dr. Last is qualified to serve on our Board of Directors because of his extensive experience holding senior leadership positions within other biopharmaceutical companies and his many years of experience commercializing products in the genomics and life-sciences industries.

John Peter Gutfreund, 37, joined our Board of Directors in July 2022. Since October 2019, Mr. Gutfreund has served as Managing Partner of Halle Capital Management, a growth oriented private equity firm focused on middle-market companies in the healthcare, consumer, and business services sectors. Mr. Gutfreund serves on the board of several Halle portfolio companies. Mr. Gutfreund is a trustee at Montefiore Health System, a New York based academic health system, where he serves as a member of the investment committee. Prior to joining Halle Capital Management, Mr. Gutfreund was the Director of Research at Glenview Capital Management from March 2013 to September 2019. Mr. Gutfreund worked in the Investment Banking industry earlier in his career and holds a BA from New York University.

We believe Mr. Gutfreund is qualified to serve on our Board of Directors because of his financial expertise and his experience as a director on other boards.

Louis E. Silverman, 64, joined our Board of Directors in November 2022. Since February 2014, Mr. Silverman has served as the Chairperson and Chief Executive Officer of privately held Hicuity Health, Inc. (formerly known as Advanced ICU Care, Inc.), a health care services company providing remote patient monitoring services to hospitals. From 2014 to 2022, Mr. Silverman served as a director on the board of directors of STAAR Surgical Company, which designs, develops, manufactures, and sells implantable lenses for the eye and companion delivery systems used to deliver the lenses into the eye. From June 2012 through February 2014, Mr. Silverman served as a consultant and board advisor for private equity investors and others regarding health care technology and health care technology service companies, and health care services portfolio investments. From September 2009 through June 2012, Mr. Silverman was Chief Executive Officer of Marina Medical Billing Services, Inc., a revenue cycle management company serving ER physicians nationally. From September 2008 through August 2009, Mr. Silverman served as President and Chief Executive Officer of Qualcomm-backed health care start-up LifeComm. From August 2000 through August 2008, Mr. Silverman served as the President and Chief Executive officer of Quality Systems, Inc., a publicly traded developer of medical and dental practice management and patient records software. From 1993 through 2000, he served in multiple positions, including Chief Operations Officer, of CorVel Corporation, a publicly traded national managed care services/technology company. Mr. Silverman earned a BA from Amherst College and an MBA from Harvard Business School.

We believe Mr. Silverman is qualified to serve on our Board of Directors because of his extensive experience holding senior leadership and board positions with other public and private companies.

Executive Officers

The following persons are our executive officers and hold the offices set forth opposite their names.

Name	Age	Position
Joshua Riggs	41	President and Chief Executive Officer and Director
Anish John	52	Chief Financial Officer
James Liu	28	Controller and Principal Accounting Officer

Anish John, 52, was appointed Chief Financial Officer in August 2022, after serving as our Senior Vice President, Finance, and interim Chief Financial Officer from June 2022 to August 2022 and Vice President of Operations and Finance, Transplant Business Unit, from September 2021 to June 2022. He previously served as Senior Director, Financial Planning and Analysis for Foundation Medicine, Inc. (“Foundation Medicine”), a wholly owned subsidiary of Roche Holding, AG., from October 2019 to March 2021. Prior to joining Foundation Medicine, Mr. John served in the following various management roles at PerkinElmer, Inc.: Senior Director of Finance, Americas Diagnostics from August of 2017 to August of 2019, Director of Finance, Americas Diagnostics from September 2008 to July of 2017, and Senior Manager, Sales Operations and Finance North America from March of 2007 to August of 2008. Mr. John holds an MBA from Babson College, in Wellesley Massachusetts and a BBA in Finance from the University of Massachusetts at Amherst.

James Liu, 28, was appointed Controller and Principal Accounting Officer in September 2022 after serving as the Company’s Interim Controller from July 2022 to September 2022 and Manager of Securities and Exchange Commission Reporting & Compliance from July 2021 to July 2022. Prior to that, Mr. Liu was the Accounting Manager of Acacia Research Corporation from November 2020 to July 2021, and Senior Accountant at Gatekeeper Systems, Inc. (“Gatekeeper Systems”) from August 2019 to November 2020. Prior to joining Gatekeeper Systems, Mr. Liu served as Senior Assurance Associate at BDO USA, LLP from October 2016 to August 2019. Mr. Liu holds a BASc degree from the University of California, San Diego, and is a Certified Public Accountant.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

There are no legal proceedings related to any of the directors or executive officer which require disclosure pursuant to applicable SEC rules.

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

Process for Shareholder Nominations

There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors since we last provided disclosure of such procedures.

Audit Committee

Our Board of Directors has an Audit Committee, the members of which are independent in accordance with Rule 5605(a)(2) and Rule 5605(c)(2) of The Nasdaq Stock Market LLC (“Nasdaq”) and Section 10A-3 under the Exchange Act.

The members of the Audit Committee are Andrew J. Last (Chair), Jennifer Levin Carter and Alfred D. Kingsley. The Audit Committee held six meetings during 2022. The purpose of the Audit Committee is to recommend the engagement of our independent registered public accountants, to review their performance and the plan, scope, and results of the audit, and to review and approve the fees we pay to our independent registered public accountants. The Audit Committee also will review our accounting and financial reporting procedures and controls. The Audit Committee has a written charter that requires the members of the Audit Committee to be directors who are independent in accordance with the applicable Nasdaq Rules and Rule 10A-3 under under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A copy of the Audit Committee Charter has been posted on our internet website and can be found at www.Oncocyte.com.

Our Board of Directors has determined that Andrew J. Last meets the criteria of an “audit committee financial expert” within the meaning of the SEC’s regulations based on his many years of experience in the investment banking industry, and his audit committee service at another company, including the evaluation of financial statements.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who own more than 10% of a registered class of securities, to file initial reports of ownership of our stock and reports of changes in such ownership with the SEC. To our knowledge, all required filings pursuant to Section 16(a) were timely made during fiscal year 2022, except for the filings identified below.

One Form 4 with respect to one transaction for each of Cavan Redmond, Melinda Griffith, Andrew Arno, Jennifer Levin Carter and Andrew J. Last were not filed timely due to a technical error. One Form 4 in connection with the departure of Ronald Andrews, one Form 4 with respect to one transaction for Anish John and one Form 3 in connection with Mr. John’s prior appointment as Senior Vice President, Finance, and interim Chief Financial Officer, were not timely filed due to an administrative error.

Item 11. Executive Compensation

Director Compensation

Directors and members of committees of our Board of Directors who are salaried employees of Oncocyte are entitled to receive compensation as employees but are not compensated for serving as directors or attending meetings of our Board of Directors or committees of our Board of Directors. All directors are entitled to reimbursements for their out-of-pocket expenses incurred in attending meetings of our Board of Directors or committees of our Board of Directors.

In 2022, non-employee directors, other than the Chairman of our Board of Directors, received an annual fee of $73,500 in cash for their service on our Board of Directors for the full year. Directors who served a partial year received a pro-rated fee based on their actual length of service. Our Chairman received an annual cash fee of $83,500 for his service as Chairman of the Board of Directors and for his service on our Board of Directors. In addition to cash fees, non-employee directors who were directors as of August 15, 2022, received options to purchase 45,000 shares of common stock under our 2018 Equity Incentive Plan (as amended, the “Incentive Plan”) and 10,000 restricted stock units under the Incentive Plan during 2022. Non-employee directors who joined our Board of Directors after August 15, 2022 received a pro-rated equity award.

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

The following table summarizes certain information concerning the compensation paid during the past fiscal year to each of the persons who served as directors during the year ended December 31, 2022 and who were not our employees on the date the compensation was earned.

Name	Fees Earned Or Paid in Cash	Option Awards(1)	Stock Awards(1)	Total
Andrew Arno	$80,011	$35,298	$9,700	$125,009
Jennifer Levin Carter	$73,500	$35,298	$9,700	$118,498
Melinda Griffith(2)	$73,500	$35,298	$9,700	$118,498
Alfred D. Kingsley	$73,500	$35,298	$9,700	$118,498
Andrew J. Last	$73,000	$35,298	$9,700	$118,498
Cavan Redmond(3)	$43,235	$-	$-	$43,235
John Peter Gutfreund	$31,357	$35,298	$9,700	$76,355
Louis E. Silverman	$6,391	$10,878	$27	$17,297

(1)	Options granted will vest and become exercisable one year from the date of grant, subject to the non-employee director’s continued service as a director of Oncocyte or a subsidiary from the date of grant until the vesting date or, if earlier, until the next annual meeting of shareholders, but must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. Values are computed in accordance with FASB Accounting Standards Codification (ASC) Topic 718, Compensation - Stock Compensation. We used the Black-Scholes Pricing Model to compute option fair values based on applicable exercise and stock prices, an expected option term, volatility assumptions, and risk-free interest rates.

(2)	Ms. Griffith resigned from our Board of Directors effective as of January 1, 2023.

(3)	Mr. Redmond resigned from our Board of Directors effective July 15, 2022.

(4)	Mr. Gutfreund joined our Board of Directors on July 28, 2022.

(5)	Mr. Silverman joined our Board of Directors on November 30, 2022.

Stock awards consist entirely of restricted stock units (“RSUs”) and are valued in the table at the aggregate grant date fair value based on the closing price of Oncocyte common stock as quoted on the applicable trading market as if the stock awards were fully vested. Beginning on February 7, 2023, our common stock began trading on The Nasdaq Capital Market under the symbol “OCX.” Previously, our common stock traded under the same symbol on The Nasdaq Global Market since March 8, 2021, and prior to that, on the NYSE American.

The following table summarizes the aggregate number of shares subject to outstanding equity awards held by our non-employee directors as of December 31, 2022:

Name	Aggregate Number of RSU Awards	Aggregate Number of Option Awards
Andrew Arno	10,000	293,520
Jennifer Levin Carter	10,000	147,000
Melinda Griffith(1)	10,000	192,000
Alfred D. Kingsley	10,000	428,300
Andrew J. Last	10,000	293,520
Cavan Redmond	-	-
John Peter Gutfreund	10,000	45,000
Louis E. Silverman	10,000	27,987

(1)	Unvested equity awards held by Ms. Griffith as of her resignation date on January 1, 2023 were forfeited on that date.

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

Summary Compensation Table

The following tables show certain information relating to the compensation of our President and Chief Executive Officer and the two highest paid individuals other than our President and Chief Executive Officer who were serving as executive officers at year end and whose total individual compensation exceeded $100,000 during 2022. We refer to such executive officers as our “Named Executive Officers”.

Name and principal position	Year	Salary	Bonus		Stock Awards(1)		Option Awards(1)		All Other Compensation(2)	Total
Ronald Andrews	2022	$459,692	$—		$493,125	(4)	$745,933	(5)	$653,845	$2,352,595
Former President and Chief Executive Officer(3)	2021	$480,000	$297,600		$—		$2,120,000	(6)	$24,238	$2,921,838

Gisela Paulsen	2022	$356,426	$—		$509,250	(8)	$233,738	(9)	$241,712	$1,341,125
Former President and Chief Operating Officer(7)	—	—	—		—		—		—	—

Douglas Ross	2022	$359,135	$—		$201,750	(11)	$186,990	(12)	$400,775	$1,148,649
Former Chief Science Officer(10)	2021	$375,000	$165,750		$—		$1,081,200	(13)	$18,187	$1,640,137

Joshua Riggs	2022	$242,028	$94,801	(15)	$—		$140,913	(16)	$36,368	$514,110
President and Chief Executive Officer(14)	—	—	—		—		—		—	—

Anish John	2022	$285,962	$98,835	(18)	$145,500	(19)	$189,606	(20)	$18,259	$738,162
Chief Financial Officer(17)	—	—	—		—		—		—	—

James Liu	2022	$146,305	$36,330		$—		$67,252	(22)	$9,849	$259,736
Controller and Principal Accounting Officer(21)	—	—	—		—		—		—	—

(1)

Option awards granted under our 2010 Employee Stock Option Plan (the “Option Plan”) or under our Incentive Plan are valued at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. Amounts shown in this column do not reflect dollar amounts actually received by our Named Executive Officers. Instead, these amounts reflect the aggregate grant date fair value of each stock option granted, computed in accordance with the provisions of FASB ASC Topic 718. For stock options that have performance-based (sometimes referred to as milestone-based) vesting conditions, compensation is shown in the tables in the same manner as Oncocyte recorded stock-based compensation expense for the grant on the basis of the estimated probability that the vesting condition will be met or the determination that the condition has been met. We used the Black-Scholes Pricing Model to compute option fair values based on applicable exercise and stock prices, an expected option term, volatility assumptions, and risk-free interest rates. Our Named Executive Officers will only realize compensation upon exercise of the stock options and to the extent the trading price of our common stock is greater than the exercise price of such stock options at the time of exercise.

Time-based stock awards consist entirely of restricted stock units (“RSUs”) and are valued in the table at the aggregate grant date fair value based on the closing price of Oncocyte common stock as quoted on the applicable trading market as if the stock awards were fully vested. Beginning on February 7, 2023, our common stock began trading on the Nasdaq Capital Market under the symbol “OCX.” Previously, our common stock traded under the same symbol on The Nasdaq Global Market since March 8, 2021, and prior to that, on the NYSE American. For stock awards that have performance-based (sometimes referred to as milestone-based) vesting conditions, compensation is shown in the tables in the same manner as Oncocyte recorded stock-based compensation expense for the grant on the basis of the estimated probability that the vesting condition will be met or the determination that the condition has been met. The fair value of the stock awards was measured using Black-Scholes option-pricing model assuming that performance goals will be achieved for the performance-based stock awards, and the Monte Carlo simulation model for the market-based vesting conditions.

For a full discussion of Oncocyte’s accounting of stock-based compensation under ASC 718, please refer to Note 2 to our consolidated financial statements found in our Original Report.

(2)	Other compensation consists primarily of employer contributions to employee accounts under our 401(k) plan and severance payments to each of Mr. Andrews, Ms. Paulsen and Dr. Ross. See Executive Employment Agreements, Deferral Agreements, and Change of Control Provisions – Separation Payments for more information.

(3)	Mr. Andrews ceased serving as Oncocyte’s President and Chief Executive Officer effective December 1, 2022.

(4)	In March 2022, Mr. Andrews was granted 875,000 stock options exercisable at an exercise price of $1.15 per share. In December 2022, Mr. Andrews was granted 50,000 stock options exercisable at an exercise price of $0.46 per share. A portion of Mr. Andrews’ stock options was accelerated as of his departure date in December 2022. See Executive Employment Agreements, Deferral Agreements, and Change of Control Provisions – Separation Payments – Separation Payments to Mr. Andrews for more information.

(5)	In March 2022, Mr. Andrews was granted 535,000 RSUs. A portion of Mr. Andrews’ RSUs was accelerated as of his departure date in December 2022. See Executive Employment Agreements, Deferral Agreements, and Change of Control Provisions – Separation Payments – Separation Payments to Mr. Andrews for more information.

(6)	In February 2021, Mr. Andrews was granted 500,000 stock options exercisable at an exercise price of $5.34 per share. A portion of Mr. Andrews’ stock options was accelerated as of his departure date in December 2022. See Executive Employment Agreements, Deferral Agreements, and Change of Control Provisions – Separation Payments – Separation Payments to Mr. Andrews for more information.

(7)	Ms. Paulsen was not a Named Executive Officer in 2021. In December 2022, Ms. Paulsen ceased serving as Oncocyte’s President and Chief Operating Officer effective December 16, 2022.

(8)	In August 2022, Ms. Paulsen was granted 525,000 RSUs. A portion of Ms. Paulsen’s RSUs was accelerated as of her departure date in December 2022. See Executive Employment Agreements, Deferral Agreements, and Change of Control Provisions – Separation Payments – Separation Payments to Ms. Paulsen for more information.

(9)	In March 2022, Ms. Paulsen was granted 250,000 stock options exercisable at an exercise price of $1.15 per share. A portion of Ms. Paulsen’s stock options was accelerated as of her departure date in December 2022. See Executive Employment Agreements, Deferral Agreements, and Change of Control Provisions – Separation Payments – Separation Payments to Ms. Paulsen for more information.

(10)	In December 2022, Dr. Ross ceased serving as Oncocyte’s Chief Science Officer effective December 16, 2022.

(11)	In August 2022, Dr. Ross was granted 150,000 RSUs, and in December 2022, Mr. Ross was granted 213,797 RSUs.

(12)	In March 2022, Dr. Ross was granted 200,000 stock options exercisable at an exercise price of $1.15 per share.

(13)	In February 2021, Dr. Ross was granted 255,000 stock options exercisable at an exercise price of $5.34 per share.

(14)	In December 2022, Mr. Riggs was appointed Interim President and Chief Executive Officer and was later appointed President and Chief Executive Officer in February 2023. Mr. Riggs was not a Named Executive Officer in 2021.

(15)	Includes $56,880 in cash and 116,426 stock options exercisable at an exercise price of $0.39 per share

(16)	In March 2022, Mr. Riggs was granted 30,000 stock options exercisable at an exercise price of $1.39 per share. In May 2022, Mr. Riggs was granted 10,000 stock options exercisable at an exercise price of $1.17 per share. In December 2022, Mr. Riggs was granted 250,000 stock options exercisable at an exercise price of $0.46 per share.

(17)	Mr. John was appointed Senior Vice President, Finance, and Interim Chief Financial Officer in June 2022 and Chief Financial Officer in August 2022.

(18)	Includes $59,301 in cash and 121,381 stock options exercisable at an exercise price of $0.39 per share.

(19)	In August 2022, Mr. John was granted 150,000 RSUs.

(20)	In March 2022, Mr. John was granted 75,000 stock options exercisable at an exercise price of $1.15 per share. In June 2022, Mr. John was granted 50,000 stock options exercisable at an exercise price of $0.99 per share. In August 2022, Mr. John was granted 100,000 stock options exercisable at an exercise price of $0.97 per share.

(21)	Mr. Liu was appointed Controller & Principal Accounting Officer in September 2022.

(22)	In March 2022, Mr. Liu was granted 10,000 stock options exercisable at an exercise price of $1.15 per share and 2,260 stock options exercisable for $1.39 per share. In September 2022, Mr. Liu was granted 75,000 stock options exercisable at an exercise price of $0.887 per share.

Executive Employment Agreements, Deferral Agreements, and Change of Control Provisions

Employment Agreements and Arrangements

Joshua Riggs

We have entered into an employment agreement with our current President and Chief Executive Officer Joshua Riggs. We also previously entered into an employment agreement and subsequently a separation agreement with each of our former President and Chief Executive Officer Ronald Andrews and our former Chief Scientific Officer Douglas Ross.

Pursuant to his employment agreement, dated December 2, 2022, the annual salary of Mr. Riggs was set at $300,000. Mr. Riggs is also eligible to receive an annual bonus, with a target bonus opportunity equal to 50% of base salary. Mr. Riggs’ bonus for 2022, was subject to the achievement of the parameters and objectives used to determine the amount of the annual bonus immediately prior to December 2, 2022, assessed and determined by the Board or Compensation Committee. Mr. Riggs’ bonus, if any, for 2023, will be based on and subject to the achievement of Company and/or individual performance objectives established (in consultation with Mr. Riggs), approved, assessed and determined by the Board (or a committee thereof). The employment agreement has a one-year term (the “Term”), unless terminated earlier. After the Term, Mr. Riggs’ employment with the Company will be considered “at-will”.

Pursuant to his employment agreement, Mr. Riggs received a one-time equity grant of stock options to purchase 250,000 shares of the Company’s common stock, issued in accordance with the Plan, which will vest one year later, subject to Mr. Riggs’ continued compliance with any restrictive covenants by which he may be bound and continued employment with the Company through such date. The exercise price of the stock options was the fair market value of a share of Oncocyte common stock on the date of grant, determined in accordance with the Incentive Plan.

In the event Mr. Riggs’ employment is terminated during the Term by the Company without Cause (excluding due to death or disability) or by Mr. Riggs for Good Reason (as each such term is defined in Mr. Riggs’ CIC Agreement (as defined below) in addition to any benefits provided pursuant to Mr. Riggs’ CIC Agreement, subject to the execution of a release of claims and Mr. Riggs’ continued compliance with any restrictive covenants by which he may be bound, Mr. Riggs will be entitled to receive a pro-rated annual bonus for the year of termination (the “Pro-Rated Bonus”).

Ronald Andrews

During 2022, the annual salary of our former President and Chief Executive Officer Ronald Andrews, was $500,000. Pursuant to his employment agreement, dated June 4, 2019, Mr. Andrews was also eligible to receive annual bonuses, to the extent approved by the Board of Directors in its discretion, based on the achievement of predetermined company and individual objectives set by our Board of Directors or its Compensation Committee from time to time.

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

The vesting schedule of the options in the Initial Grant pursuant to which the options became or were to become exercisable was as follows: twenty-five percent of the options vested upon Mr. Andrew’s completion of one year of continuous service as an employee, and the balance of the options began to vest in 36 equal monthly installments, commencing on the first anniversary of the effective date of the Initial Grant, subject to his continued service as an employee on the applicable vesting date.

The options in the Second Grant vested upon Mr. Andrew’s completion of one year of continuous service as an employee from the effective date of the Second Grant. The 65,000 RSUs vested on July 1, 2021.

Douglas Ross

During 2022, the annual salary of Douglas Ross, our Chief Scientific Officer, was $375,000. Pursuant to his employment agreement, dated March 23, 2020, he is eligible to receive annual cash incentive bonus awards determined by our Board of Directors, with a target bonus of not less than 50% of his base salary, based on the achievement of specific, objectively determinable, individual and company performance goals at target levels for the year.

Gisela Paulsen

During 2022, the annual salary of Ms. Paulsen, our former President and Chief Operating Officer was $390,000 prior to August 8, 2022 and $415,000 after August 8, 2022. Ms. Paulsen was eligible to receive discretionary annual bonuses based on achievement of personal and corporate performance goals established by our Board of Directors, with a target bonus equal to 60% of her annual base salary.

Anish John

During 2022, the annual salary of Mr. John, our Chief Financial Officer was $250,000 prior to June 1, 2022, $275,000 between June 1, 2022 and August 8, 2022, and $330,000 after August 8, 2022. Mr. John is eligible to receive discretionary annual bonuses based on achievement of personal and corporate performance goals established by our Board of Directors, with a target bonus equal to 50% of his annual base salary.

James Liu

During 2022, the annual salary of Mr. Liu, our Controller & Principal Accounting Officer was $129,375 prior to July 4, 2022, $150,000 between July 4, 2022 and September 20, 2022 and $175,000 after September 20, 2022. Mr. Liu is eligible to receive discretionary annual bonuses based on achievement of personal and corporate performance goals established by our Board of Directors, with a target bonus equal to 30% of his annual base salary.

Change in Control and Severance Plan

We have adopted the Oncocyte Corporation Change in Control and Severance Plan (the “CIC Plan”) which provides change in control and other severance benefits, with varying terms, to a select group of our management or highly compensated employees, including certain of our executive officers, who have executed a Change in Control and Severance Agreement (“CIC Agreement”) and who otherwise satisfy the conditions set forth in their CIC Agreement and the provisions of the CIC Plan. Pursuant to the CIC Plan, we have entered into a CIC Agreement with each of our President and Chief Executive Officer Joshua Riggs and our Chief Financial Officer Anish John.

Pursuant to his CIC Agreement, if Mr. Riggs’ employment is terminated for any reason, he will be entitled to receive: (i) payment for all accrued but unpaid salary or bonuses actually earned, (ii) vacation or paid time off accrued, (iii) business expenses incurred in accordance with the Company’s expense reimbursement policy and (iv) any other unpaid amounts arising under any employee benefit plans payable as of the date of termination of his employment (the “Accrued Obligations”). If the Company terminates Mr. Riggs’ employment without Cause or he resigns for Good Reason (each as defined in the CIC Agreement) at any time, subject to the execution of a release and certain other conditions, in addition to the Accrued Obligations and Pro-Rated Bonus pursuant to the terms and conditions of the Employment Agreement, he will be entitled to receive: (i) six months base salary, (ii) a lump sum payment up to six months, the specific number of months to be determined by the Company in its discretion, of the premium costs of any health insurance benefits that he was receiving at the time of termination of his employment under an employee health insurance plan subject to the Consolidated Omnibus Budget Reconciliation Act of 1985, and (iii) his unvested equity awards that were scheduled to vest based on the passage of time during the twelve months following the date of termination of his employment shall vest. If the Company terminates Ms. Riggs’ employment without Cause or if he resigns for Good Reason within three months prior to or twelve months following a Change of Control (as defined in the CIC Agreement), he will be entitled to the benefits that apply for termination without Cause or resignation for Good Reason, except that he will receive an additional payment of six months of his target cash bonus, and all of his unvested equity awards will vest rather than just those that would were scheduled to vest during the twelve months following termination of his employment.

Pursuant to his CIC Agreement, if Mr. John’s employment is terminated without Cause or he resigns for Good Reason (each as defined in the CIC Agreement) at any time, subject to the execution of a release and certain other conditions, he will be entitled to receive: (i) twelve months base salary, (ii) a lump sum payment of twelve months of the premium costs of any health insurance benefits that he was receiving at the time of termination of his employment under an employee health insurance plan subject to the Consolidated Omnibus Budget Reconciliation Act of 1985, and (iii) his unvested equity awards that were scheduled to vest based on the passage of time during the twelve months following the date of termination of his employment shall vest. If the Company terminates Ms. Riggs’ employment without Cause or if he resigns for Good Reason within three months prior to or twelve months following a Change of Control (as defined in the CIC Agreement), he will be entitled to the benefits that apply for termination without Cause or resignation for Good Reason, except that he will receive an additional payment of twelve months of his target cash bonus, and all of his unvested equity awards will vest rather than just those that would were scheduled to vest during the twelve months following termination of his employment.

Separation Payments

Separation Payments to Mr. Andrews

In connection with Mr. Andrews’ departure, the Company and Mr. Andrews entered into a separation agreement and general release of all claims, dated December 1, 2022 (the “Andrews Separation Agreement”). The Andrews Separation Agreement provided that Mr. Andrews will receive benefits, consisting of: (i) a cash severance amount of $500,000, which is payable over twelve (12) months in substantially equal installments following December 1, 2022 (the “Andrews Effective Date”), (ii) a payment of twelve (12) months of premium costs of group health plan continuation coverage in the total amount of $40,128, which is payable in a lump sum payment on the thirtieth day following the Andrews Effective Date, (iii) accelerated vesting of Mr. Andrews’ unvested time-based stock options and restricted stock unit awards that were scheduled to vest based solely on the passage of time during the twelve (12) month period following the Andrews Effective Date, and (iv) accelerated vesting of 481,250 performance-based stock options and 250,000 performance-based restricted stock units.

In addition, to ensure a smooth transition, the Company and Mr. Andrews entered into a consulting agreement, dated as of December 1, 2022 (the “Andrews Consulting Agreement”), pursuant to which Mr. Andrews provided non-employee consulting and advisory services to the Company, on a non-exclusive basis, from December 2, 2022 until February 28, 2023. Pursuant to the Andrews Consulting Agreement, Mr. Andrews received a grant of stock options to purchase 50,000 shares of the Company’s common stock, issued in accordance with the Incentive Plan, which options vested in three equal monthly installments over the consulting term.

Separation Payments to Ms. Paulsen

In connection with Ms. Paulsen’s departure, the Company and Ms. Paulsen entered into a separation agreement and general release of all claims dated December 16, 2022 (the “Paulsen Separation Agreement”). The Paulsen Separation Agreement provides that Ms. Paulsen will receive benefits consisting of: (i) a cash severance amount of $207,500.02, which is payable over six (6) months in substantially equal installments following December 16, 2022 (the “Paulsen Effective Date”), (iii) accelerated vesting of Ms. Paulsen’s unvested time-based stock options and restricted stock unit awards that were scheduled to vest based solely on the passage of time during the twelve (12) month period following the Paulsen Effective Date, (iv) accelerated vesting of 175,000 performance-based restricted stock units, and (v) the extension of the deadline to exercise vested stock options to the earlier to occur of the one-year anniversary of the Paulsen Effective Date and on the maximum term under the applicable stock option award agreement.

Separation Payments to Dr. Ross

In connection with Dr. Ross’ separation, the Company and Dr. Ross entered into a separation agreement and general release of all claims dated December 16, 2022 (the “Ross Separation Agreement”). The Ross Separation Agreement provides that Dr. Ross will receive benefits, consisting of: (i) a cash severance amount of $281,250.06, which is payable over nine (9) months in substantially equal installments following December 16, 2022 (the “Ross Effective Date”), and (ii) a payment of nine (9) months of premium costs of group health plan continuation coverage in the total amount of $20,799, which is payable over nine (9) months in substantially equal installments following the Ross Effective Date.

In addition, to ensure a smooth transition, the Company and Dr. Ross entered into a consulting agreement, dated as of December 16, 2022 (the “Ross Consulting Agreement”), pursuant to which Dr. Ross will provide non-employee consulting and advisory services to the Company, on a non-exclusive basis, from December 17, 2022 until March 31, 2023. Pursuant to the Ross Consulting Agreement, Dr. Ross received a grant of restricted stock pursuant to the Company’s 2018 Equity Incentive Plan, as amended from time to time (the “Plan”), with a grant date fair market value of $56,250 (as determined in accordance with the Plan), which vested in three equal monthly installments (with the first installment vesting January on 31, 2023) over the consulting term.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes certain information concerning stock options and other equity awards granted by us under the Option Plan and the Incentive Plan held as of December 31, 2022 by our Named Executive Officers:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Option Expiration Date	Number of shares or units of stock that have not vested		Market value of shares of units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Ronald Andrews	16,700	(2)	33,300	$0.46	December 7, 2032	—		—

Gisela Paulsen	—		—	$—	—	—		—

Douglas Ross	—		—	$—	—	213,797	(3)	$56,250

Joshua Riggs	75,520	(4)	49,480	$1.33	July 22, 2030	—		—

	22,922	(5)	27,090	$5.34	February 25, 2031	—		—

	7,500	(6)	22,500	$1.39	March 24, 2032	—		—

	—	(7)	10,000	$1.17	May 3, 2032	—		—

	—	(8)	250,000	$0.46	December 7, 2032	—		—

Anish John	39,062	(9)	85,938	$3.80	September 13, 2031	—		—

	9,375	(10)	28,125	$1.15	March 15, 2032	—		—

	—	(11)	37,500	$1.15	March 15, 2032	—		—

	—	(12)	50,000	$0.99	June 1, 2032	—		—

	—	(13)	100,000	$0.97	August 15, 2032				150,000	(14)	$145,500

James Liu	3,541	(15)	6,459	$1.15	March 15, 2032	—		—

	565	(16)	1,695	$1.39	March 24, 2032	—		—

	—	(17)	75,000	$0.89	September 20, 2032	—		—

(1)	Except as otherwise indicated below, one quarter of the options shall vest upon completion of 12 full months of continuous employment measured from the date of grant, and the balance of the options will vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, based upon the completion of each month of continuous employment.

(2)	The date of grant was December 7, 2022 for services of Mr. Andrews as a non-employee consultant of Oncocyte. The options vested (i) one-third on December 31, 2022, (ii) one-third on January 31, 2023, and (iii) one-third on February 28, 2023.

(3)	The date of grant was December 21, 2022 for services of Dr. Ross as a non-employee consultant of Oncocyte. The RSUs vested (i) one-third on December 31, 2022, (ii) one-third on January 31, 2023, and (iii) one-third on February 28, 2023.

(4)	The date of grant was July 22, 2020.

(5)	The date of grant was February 25, 2021.

(6)	The date of grant was March 24, 2022.

(7)	The date of grant was May 3, 2022.

(8)	The date of grant was December 7, 2022. The options will vest on the first anniversary of the grant date.

(9)	The date of grant was September 13, 2021.

(10)	The date of grant was March 15, 2022.

(11)	The date of grant was March 15, 2022. The options vest subject to the achievement by Oncocyte of pre-defined product and regulatory goals in 2022. 100% of the options will vest on December 31, 2023, if such pre-defined goals have been achieved in 2022.

(12)	The date of grant was June 1, 2022.

(13)	The date of grant was August 15, 2022.

(14)	The date of grant was August 15, 2022. The RSUs vest on January 1, 2024 subject to the achievement by Oncocyte of a pre-determined financial objective related to available cash.

(15)	The date of grant was March 15, 2022.

(16)	The date of grant was March 24, 2022.

(17)	The date of grant was September 20, 2022.

The Incentive Plan

The following summary of the Incentive Plan is a summary only and does not purport to include all of the terms of the Incentive Plan, and is qualified by the full terms of the Incentive Plan.

We have adopted the Incentive Plan that permits us to grant awards, or Awards, consisting of stock options, the grant or sale of restricted stock (“Restricted Stock”), the grant of stock appreciation rights (“SARs”), and the grant of hypothetical units issued with reference to our common stock (“Restricted Stock Units” or “RSUs”), for up to 21,000,000 shares of our common stock. The Incentive Plan also permits Oncocyte to issue such other securities as our Board of Directors or the Compensation Committee administering the Incentive Plan may determine. Awards of stock options, Restricted Stock, SARs, and RSUs (“Awards”) may be granted under the Incentive Plan to Oncocyte employees, directors, and consultants.

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

No Awards may be granted under the Incentive Plan more than ten years after the date upon which the Incentive Plan was adopted by our Board of Directors, and no options or SARs granted under the Incentive Plan may be exercised after the expiration of ten years from the date of grant.

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

The exercise price of an option may be payable in cash or in common stock having a fair market value equal to the exercise price, or in a combination of cash and common stock, or other legal consideration for the issuance of stock as our Board of Directors or Compensation Committee may approve.

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

Subject to the restrictions set with respect to the particular Award, a recipient of Restricted Stock generally shall have the rights and privileges of a shareholder, including the right to vote the Restricted Stock and the right to receive dividends; provided that, any cash dividends and stock dividends with respect to the Restricted Stock shall be withheld for the recipient’s account, and interest may be credited on the amount of the cash dividends withheld. The cash dividends or stock dividends so withheld and attributable to any particular share of Restricted Stock (and earnings thereon, if applicable) shall be distributed to the recipient in cash or, at the discretion of our Board of Directors or Compensation Committee, in shares of common stock having a fair market value equal to the amount of such dividends, if applicable, upon the release of restrictions on the Restricted Stock and, if the Restricted Stock is forfeited, the recipient shall have no right to the dividends.

The terms and conditions of a grant of RSUs shall be determined by our Board of Directors or Compensation Committee. No shares of common stock shall be issued at the time a RSU is granted. A recipient of Restricted Stock Units shall have no voting rights with respect to the RSUs. Upon the expiration of the restrictions applicable to a RSU, we will either issue to the recipient, without charge, one share of common stock per RSU or cash in an amount equal to the fair market value of one share of common stock.

At the discretion of our Board of Directors or Compensation Committee, each RSU (representing one share of common stock) may be credited with cash and stock dividends paid in respect of one share (“Dividend Equivalents”). Dividend Equivalents shall be withheld for the recipient’s account, and interest may be credited on the amount of cash Dividend Equivalents withheld. Dividend Equivalents credited to a recipient’s account and attributable to any particular RSU (and earnings thereon, if applicable) shall be distributed in cash or in shares of common stock having a fair market value equal to the amount of the Dividend Equivalents and earnings, if applicable, upon settlement of the RSU. If a RSU is forfeited, the recipient shall have no right to the related Dividend Equivalents.

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

Repricing Prohibition

The Incentive Plan prohibits any modification of the purchase price or exercise price of an outstanding option or other Award if the change would effect a “repricing’ without shareholder approval. As defined in the Incentive Plan, “repricing” means a reduction in the exercise price of an outstanding option or SAR or cancellation of an “underwater” or “out-of-the-money” Award in exchange for other Awards or cash. An “underwater” or “out-of-the-money” Award is defined to mean an Award for which the exercise price is less than the “fair market value” of Oncocyte common stock. The fair market value is generally determined by the closing price of Oncocyte common stock on Nasdaq or any other national securities exchange or inter-dealer quotation system on which Oncocyte common stock is traded.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Security Ownership of Greater Than 5% Shareholders

The following table sets forth information as of April 19, 2023 concerning beneficial ownership of our common stock by each shareholder, who is not a director or officer of the Company, known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock. Information concerning certain beneficial owners of more than 5% of the outstanding common stock is based upon information disclosed by such owners in their reports on Schedule 13D or Schedule 13G and/or Section 16 reports.

Shareholder	Number of Shares	Percent of Total(1)

Broadwood Partners, L.P. (2) Broadwood Capital, Inc. Neal Bradsher 724 Fifth Avenue, 9th Floor New York, New York 10019	57,128,042	34.7%

AWM Investment Company, Inc.(3) c/o Special Situations Funds 527 Madison Avenue, Suite 2600 New York, NY 10022	16,701,318	10.15%

Pura Vida Investments, LLC (4) Efrem Kamen 150 East 52nd Street, Suite 32001 New York, NY 10022	16,641,824	9.99%

(1)	Percentages are based on 164,607,280 shares of common stock, no par value, outstanding as of April 19, 2023.

(2)	According to the Schedule 13D/A filed on April 7, 2023, includes 57,128,042 shares beneficially owned by Broadwood Partners, L.P. (“Broadwood”), as adjusted to include shares issuable upon conversion of Series A Convertible Preferred Stock and exercise of warrants beneficially owned by Broadwood, and 3,145 shares owned by Neal Bradsher. Broadwood Capital, Inc. is the general partner of Broadwood. Neal Bradsher is the President of Broadwood Capital, Inc. Broadwood Capital, Inc. shares voting power over and may be deemed to beneficially own the 57,128,042 shares owned by Broadwood. Mr. Bradsher shares voting power over and may be deemed to beneficially own 57,128,042 shares owned by Broadwood.

(3)

Includes shares of common stock and warrants held by Special Situations Cayman Fund, L.P. (“Cayman”), Special Situations Fund III QP, L.P. (“SSFQP”), Special Situations Private Equity Fund, L.P. (“SSPE”) and Special Situations Life Sciences Fund, L.P. (“SSLS”). AWM Investment Company, Inc. (“AWM”) is the investment adviser to Cayman, SSFQP, SSPE and SSLS (collectively, the “Funds”). According to the Schedule 13G filed on February 14, 2023, AWM is the investment adviser to the Funds and, as of February 14, 2023, holds sole voting and investment power over 1,428,322 shares of common stock and 656,661 warrants to purchase shares of common stock held by Cayman, 5,075,432 shares and 2,345,216 warrants to purchase shares of common stock held by SSFQP, 750,468 shares and 375,234 warrants to purchase shares of common stock held by SSPE, and 375,234 warrants to purchase shares of common Stock held by SSLS. The warrants may only be exercised to the extent that the total number of shares of common stock beneficially owned does not exceed 4.99% of the outstanding shares.

In April 2023, SSFQP purchased an additional 6,327,744 shares of common stock, Cayman purchased an additional 1,893,997 shares of common stock and SSPE purchased an additional 1,225,355 shares of common stock.

(4)	According to the Schedule 13G/A filed on April 14, 2023, includes 14,829,163 shares of common stock and warrants to purchase up to 1,812,661 shares of common stock held by Pura Vida Master Fund, Ltd. (the “Pura Vida Master Fund”), Pura Vida X Fund LP (the “Pura Vida X Fund”) and certain separately managed accounts (the “Accounts”). The warrants are subject to an ownership blocker provision that prevents the Accounts from exercising the warrants if they would have voting and dispositive power for more than 9.99% of the common stock outstanding following such exercise. Pura Vida Investments, LLC (“PVI”) serves as the investment manager to the Pura Vida Master Fund, Pura Vida X Fund and the Accounts. Efrem Kamen serves as the managing member of PVI. PVI and Mr. Kamen may be deemed to have shared voting and dispositive power with respect to the shares owned directly by the Pura Vida Master Fund, Pura Vida X Fund and the Accounts. PVI, Mr. Kamen and Pura Vida Master Fund disclaim beneficial ownership of those shares except to the extent of their pecuniary interest therein.

Security Ownership of Management

The following table sets forth information as of April 19, 2023 concerning beneficial ownership of our common stock and equity awards by each member of our Board of Directors, all Named Executive Officers, and all executive officers and directors as a group. Except as indicated below, the address for each director and executive officer listed is: c/o Oncocyte Corporation, 15 Cushing, Irvine, CA 92618.

Name	Number of Shares	Percent of Total(1)
John Peter Gutfreund(2)	8,429,775	5.01%
Andrew Arno(3)	1,276,268	*
Alfred D. Kingsley(4)	906,523	*
Andrew J. Last(5)	308,690	*
Joshua Riggs(6)	134,917	*
Jennifer Levin Carter(7)	122,500	*
Anish John(8)	80,469	*
Louis E. Silverman(9)	50	*
James Liu(10)	5,383	*
All executive officers and directors as a group (9 persons)(11)	11,264,575	6.65%

*Less than 1%

(1)	Percentages are based on 164,607,280 shares of common stock, no par value, outstanding as of April 19, 2023.

(2)	Includes 3,085,047 shares of common stock and 3,564,728 shares that may be acquired upon the exercise of certain warrants held by Halle Special Situations Fund LLC. John Peter Gutfreund is the investment manager and a control person of Halle Capital Partners GP LLC, the managing member of Halle Special Situations Fund LLC. In such capacity, Mr. Gutfreund may be deemed to beneficially own these securities.

(3)	Includes 673,133 shares held solely by Mr. Arno, 156,084 shares held by JBA Investments LLC (“JBA”) and 156,084 shares held by MJA Investments LLC (“MJA”). Mr. Arno is the Manager of each of JBA and MJA and in such capacity has the right to vote and dispose of securities held by JBA and MJA. Includes 248,520 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days and 52,447 shares that may be acquired upon the exercise of certain warrants.

(4)	Includes 533,223 shares held solely by Mr. Kingsley, and 75,345 shares held by Greenbelt Corp. and 18,767 shares held by Greenway Partners, LP, which are affiliates of Mr. Kingsley. Mr. Kingsley is the President of Greenbelt Corp. and the General Partner of Greenway Partners, LP, and, in such capacities, has the right to vote and dispose of the securities held by the two entities. Includes 383,300 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days. Mr. Kingsley’s address is 150 E. 57th Street, New York, New York 10022.

(5)	Includes 248,520 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days.

(6)	Includes 132,609 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days.

(7)	Includes 102,000 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days.

(8)	Includes 80,469 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days.

(9)	Mr. Silverman’s address is 25651 Atlantic Ocean Drive, Lake Forest, CA 92630.

(10)	Includes 5,383 shares that may be acquired through the exercise of stock options that are presently exercisable or that may become exercisable within 60 days.

(11)	Includes 1,200,801 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or that may become exercisable within 60 days, and 3,617,175 shares that may be acquired upon the exercise of certain warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Transactions with Related Persons

Certain Sales of Equity Securities

During January 2021, we sold a total of 7,301,410 shares of our common stock for $3.424 per share in an offering registered under the Securities Act of 1933 (as amended, the “Securities Act”). Broadwood purchased 1,460,280 shares, and Pura Vida purchased 5,841,130 shares, on the same terms as other investors.

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

On April 13, 2022, Oncocyte entered into a securities purchase agreement with certain investors, including Broadwood and John Peter Gutfreund, a director of Oncocyte, in a registered direct offering of 11,765 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), which are convertible into a total of 7,689,542 shares of common stock, at a conversion price of $1.53 (the “Series A Preferred Stock Offering”). Each of Broadwood and Mr. Gutfreund purchased 2,941.17647 and 588.23529 shares, respectively, in the Series A Preferred Stock Offering and on the same terms as other investors. Broadwood and Mr. Gutfreund specifically paid $5,000,000 and $1,000,000, respectively, in connection with their purchase of the Series A Preferred Stock. Additionally, Halle Capital Management, L.P. received $85,000 from the Company as reimbursement for its legal fees and expenses. Mr. Gutfreund is the Managing Partner of Halle Capital Management, L.P.

Further, on April 13, 2022, Oncocyte entered into the Underwriting Agreement with the Underwriters for the Underwritten Offering. Pursuant to the Underwritten Offering, Broadwood acquired from us (i) 5,220,654 shares of common stock, and (ii) 6,003,752 April 2022 Warrants to purchase up to 3,001,876 shares of common stock at an exercise price of $1.53 per share. However, the total number of shares of common stock that Broadwood purchased in the Underwritten Offering was 6,003,752, of which 783,098 existing shares were acquired by the underwriters in the open market and re-sold to Broadwood. Certain funds and accounts managed by Pura Vida Investments (collectively, “Pura Vida”) acquired from us (i) 4,984,093 shares of common stock, and (ii) 5,731,707 April 2022 Warrants to purchase up to 2,865,853 shares of common stock. However, the total number of shares of common stock that Pura Vida purchased in the Underwritten Offering was 5,731,707, of which 747,614 existing shares were acquired by the underwriters in the open market and re-sold to Pura Vida. Halle Special Situations Fund LLC purchased from us (i) 6,199,527 shares of common stock, and (ii) 7,129,456 2022 Warrants to purchase up to 3,564,728 shares of common stock. However, the total number of shares of common stock that Halle Special Situations Fund LLC purchased in the Underwritten was 7,129,456, of which 929,929 existing shares were acquired by the underwriters in the open market and re-sold to Halle Special Situations Fund LLC. Mr. Gutfreund is the investment manager and a control person of Halle Capital Partners GP LLC, the managing member of Halle Special Situations Fund LLC. The aggregate purchase price paid for the 6,003,752 shares of Common Stock and the Warrants purchased by Broadwood pursuant to the Underwritten Offering was $7,999,999.54. The aggregate purchase price paid for the 5,731,707 shares of Common Stock and the Warrants purchased by Pura Vida pursuant to the Underwritten Offering was $7,637,499.58. The aggregate purchase price paid for the 7,129,456 shares of common stock and the 2022 Warrants purchased by Halle Special Situations Fund LLC pursuant to the Underwritten Offer was $9,500,000.12.

On April 3, 2023, Oncocyte entered into a securities purchase agreement (the “2023 Securities Purchase Agreement”) with certain investors, including Broadwood, Pura Vida and entities affiliated with AWM, and certain directors, including Andrew Arno and John Peter Gutfreund (and certain of their affiliated parties), which provides for the sale and issuance by the Company of an aggregate of 45,494,198 shares of common stock at an offering price of: (i) $0.30168 to investors who are not considered to be “insiders” of the Company pursuant to Nasdaq Listing Rules (“Insiders”), which amount reflects the average closing price of the Common Stock on Nasdaq during the five trading day period immediately prior to pricing, and (ii) $0.35440 to Insiders, which amount reflects the final closing price of the Common Stock on Nasdaq on the last trading day immediately prior to pricing (the “2023 Registered Direct Offering”). Broadwood purchased 26,827,638 shares of common stock for $8,093,361.84, Pura Vida purchased 663,000 shares of common stock for $200,013.84 and entities affiliated with AVM purchased 9,447,096 shares of common stock for $2,849,999.92. Mr. Arno and his affiliated parties purchased 423,252 shares of common stock for $150,000.51, and Mr. Gutfreund and his affiliated parties purchased 1,705,000 for $604,252.00.

On April 5, 2023, Oncocyte redeemed all of the 588.23529 shares of Series A Preferred Stock held by Mr. Gutfreund for $618,672.34.

Company Employee(s)

The Company employs Andrew Arno’s son as its Senior Manager, Investor Relations, Corporate Planning & Development. As of April 19, 2023, the total compensation paid by the Company to Mr. Arno’s son since January 1, 2022 is approximately $158,106.

Director Independence

Our Board of Directors has determined that Jennifer Levin Carter, Alfred D. Kingsley, Andrew J. Last, John Peter Gutfreund and Louis E. Silverman, qualify as “independent” in accordance with Rule 5605(a)(2) of Nasdaq. The members of our Audit Committee meet the additional independence standards under Nasdaq Rule 5605(c)(2) and Rule 10A-3 under the Exchange Act, and the members of our Compensation Committee meet the additional independence standards under Nasdaq Rule 5605(d)(2). Our independent directors received no compensation or remuneration for serving as directors except as disclosed under “Executive Compensation – Director Compensation.” None of these directors, nor any of the members of their respective families, have participated in any transaction with us that would disqualify them as “independent” directors under the standards described above. Joshua Riggs does not qualify as “independent” because he is our Chief Executive Officer and President.

Item 14. Principal Accounting Fees and Services

WithumSmith+Brown, PC (“Withum”) audited our annual financial statements for the fiscal years ended December 31, 2022 and 2021.

Audit Fees, Audit Related Fees, Tax Fees and Other Fees

The following table sets forth the aggregate fees billed to us during the fiscal years ended December 31, 2022 and 2021 by Withum:

	2022(4)	2021(5)
Audit Fees (1)	$219,774	$269,880
Audit Related Fees (2)	176,030	358,119
Tax Fees(3)	110,660	172,457
Total Fees	$506,464	$800,456

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of Oncocyte’s annual financial statements included in our Original Report, and review of the interim financial statements included in our Quarterly Reports on Form 10-Q, as applicable, and services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to non-routine SEC filings.

(3)	Tax Fees consist of fees for professional services rendered in connection with the preparation of consolidated and subsidiary federal and state income tax returns, and tax related provision work, research, compliance and consulting.

(4)	Fees shown for 2022 represent amounts billed as of April 19, 2023.

(5)	Audit and Audit-Related Fees in this column contains the total fees paid by the Company to Withum (as the successor to OUM & Co., LLP (“OUM”)) and OUM during the fiscal year 2021.

Pre-Approval of Audit and Permissible Non-Audit Services

Our Audit Committee requires pre-approval of all audit and non-audit services. Other than de minimis services incidental to audit services, non-audit services shall generally be limited to tax services such as advice and planning and financial due diligence services. All fees for such non-audit services must be approved by the Audit Committee, except to the extent otherwise permitted by applicable SEC regulations. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. During 2022 and 2021, all of the fees paid to Withum were approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Amendment:

(3) Exhibits:

The documents listed in the Exhibit Index of the Original Report and the documents listed in the Exhibit Index of this Amendment, are filed or furnished with, or incorporated by reference into, this Report, in each case as indicated therein.

Exhibit Numbers	Exhibit Description
31.3	Certification of the Chief Executive Officer of Oncocyte Corporation pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002*

31.4	Certification of the Chief Financial Officer of Oncocyte Corporation pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of May 2023.

ONCOCYTE CORPORATION

By:	/s/ Joshua Riggs
Joshua Riggs
President and Chief Executive Officer

