Form 10-Q
period 2023-03-31
Oncocyte Corp
filed 2023-05-15
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of common stock outstanding as of May 5, 2023 was 164,821,077.

ONCOCYTE CORPORATION

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

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

The forward-looking statements in this Report also include, among other things, statements about:

●	the timing and potential achievement of future milestones;
●	the timing and our ability to obtain and maintain coverage and reimbursements from the Centers for Medicare and Medicaid Services and other third-party payers;
●	our plans to pursue research and development of diagnostic test;
●	the potential commercialization of our diagnostic tests currently in development;
●	the timing and success of future clinical trials and the period during which the results of the clinical trials will become available;
●	the potential receipt of revenue from future sales of our diagnostic tests or diagnostic tests in development;
●	our assumptions regarding obtaining reimbursement and reimbursement rates;
●	our estimates regarding future orders of tests and our ability to perform a projected number of tests;
●	our estimates and assumptions around patient populations, market size and price points for reimbursement for our diagnostic tests;
●	our estimates regarding future revenues and operating expenses, and future capital requirements;
●	our intellectual property position;
●	the uncertainties associated with the coronavirus (COVID-19) recent pandemic, including its possible effects on our operations and the demand for our diagnostic tests and Pharma Services;
●	our ability to efficiently and flexibly manage our business amid uncertainties related to COVID-19;
●	the impact of government laws and regulations; and
●	our competitive position.

Unless the context otherwise requires, all references to “Oncocyte,” the “Company,” “we,” “us,” “our,” or similar words refer to Oncocyte Corporation, together with our consolidated subsidiaries.

The description or discussion, in Report, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

DetermaIO™, DetermaCNI™, and VitaGraft™ are trademarks of Oncocyte Corporation, regardless of whether the “TM” symbol accompanies the use of or reference to the applicable trademark in this Report.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

ONCOCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,803	$19,993
Accounts receivable, net of allowance of $172 and $154, respectively	1,901	2,012
Marketable equity securities	553	433
Prepaid expenses and other current assets	970	977
Assets held for sale	421	-
Current assets of discontinuing operations	-	2,121
Total current assets	15,648	25,536

NONCURRENT ASSETS
Right-of-use and financing lease assets, net	2,021	2,088
Machinery and equipment, net, and construction in progress	6,403	8,763
Intangible assets, net	56,661	61,633
Restricted cash	1,700	1,700
Other noncurrent assets	367	371
TOTAL ASSETS	$82,800	$100,091

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,395	$1,253
Accrued compensation	2,227	1,771
Accrued expenses and other current liabilities	2,374	3,839
Accrued severance from acquisition	2,314	2,314
Accrued liabilities from acquisition	109	109
Right-of-use and financing lease liabilities, current	775	815
Current liabilities of discontinuing operations	236	2,005
Total current liabilities	9,430	12,106

NONCURRENT LIABILITIES
Right-of-use and financing lease liabilities, noncurrent	2,550	2,729
Contingent consideration liabilities	27,355	45,662

TOTAL LIABILITIES	39,335	60,497

COMMITMENTS AND CONTINGENCIES

Series A Redeemable Convertible Preferred Stock, no par value; stated value $1,000 per share; 6 shares issued and outstanding at March 31, 2023 and December 31, 2022; aggregate liquidation preference of $6,182 and $6,091 as of March 31, 2023 and December 31, 2022, respectively	5,532	5,302

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 230,000 shares authorized; 119,279 and 118,644 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	295,533	294,929
Accumulated other comprehensive income	43	39
Accumulated deficit	(257,643)	(260,676)
Total shareholders’ equity	37,933	34,292
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$82,800	$100,091

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022

Net revenue	$297	$380

Cost of revenues	265	105
Cost of revenues – amortization of acquired intangibles	22	28
Gross margin	10	247

Operating expenses:
Research and development	2,127	2,007
Sales and marketing	695	266
General and administrative	3,412	5,647
Change in fair value of contingent consideration	(18,307)	(4,656)
Impairment loss from intangible assets	4,950	-
Loss on disposal and held for sale assets	1,283	-
Total operating (income) expenses	(5,840)	3,264

Income (loss) from operations	5,798	(3,017)

OTHER INCOME (EXPENSES), NET
Interest expense, net	(10)	(30)
Unrealized gain (loss) on marketable equity securities	121	(330)
Other income (expenses), net	(2)	(36)
Total other income (expenses), net	109	(396)

INCOME (LOSS) BEFORE INCOME TAXES	5,959	(3,413)

Income tax benefit	-	-

Income (loss) from continuing operations	5,959	(3,413)
Loss from discontinuing operations	(2,926)	(6,878)

NET INCOME (LOSS)	3,033	(10,291)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC	4,899	(3,413)
NET LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC	(2,502)	(6,878)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC	2,397	(10,291)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO COMMON STOCKHOLDERS: DILUTED	4,900	(3,413)
NET LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO COMMON STOCKHOLDERS: DILUTED	(2,502)	(6,878)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS: DILUTED	2,398	(10,291)

Net income (loss) from continuing operations attributable to common stockholders per share - basic	$0.04	$(0.04)
Net loss from discontinued operations attributable to common stockholders per share - basic	$(0.02)	$(0.07)
Net income (loss) attributable to common stockholders per share - basic	$0.02	$(0.11)

Net income (loss) from continuing operations attributable to common stockholders per share - diluted	$0.04	$(0.04)
Net loss from discontinued operations attributable to common stockholders per share - diluted	$(0.02)	$(0.07)
Net income (loss) attributable to common stockholders per share - diluted	$0.02	$(0.11)

Weighted average shares outstanding: basic	119,150	92,243
Weighted average shares outstanding: diluted	119,253	92,243

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

5

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended
	March 31,
	2023	2022

NET INCOME (LOSS)	$3,033	$(10,291)
Foreign currency translation adjustments	4	1
COMPREHENSIVE INCOME (LOSS)	$3,037	$(10,290)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended March 31, 2023
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance at December 31, 2022	5,882	$5,302	118,644	$294,929	$39	$(260,676)	$34,292
Net Income	-	-	-	-	-	3,033	3,033
Foreign currency translation adjustment	-	-	-	-	4	-	4
Stock-based compensation	-	-	-	834	-	-	834
Shares issued upon vesting of RSUs	-	-	635	-	-	-	-
Accretion of Series A convertible preferred stock to redemption value	-	230	-	(230)	-	-	(230)
Balance at March 31, 2023	5,882	$5,532	119,279	$295,533	$43	$(257,643)	$37,933

	Three Months Ended March 31, 2022
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance at December 31, 2021	-	$-	92,232	$252,954	$37	$(187,774)	$65,217
Net Loss	-	-	-	-	-	(10,291)	(10,291)
Foreign currency translation adjustment			-	-	1	-	1
Stock-based compensation	-	-	-	2,010	-	-	2,010
Sale of common shares, including at-the-market transactions			15	31	-	-	31
Financing costs paid to issue common shares, including at-the-market transactions	-	-	-	(1)	-	-	(1)
Balance at March 31, 2022	-	$-	92,247	$254,994	$38	$(198,065)	$56,967

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,033	$(10,291)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	450	287
Amortization of intangible assets	22	928
Stock-based compensation	834	2,010
Unrealized (gain) loss on marketable equity securities	(121)	330
Amortization of debt issuance costs	-	7
Change in fair value of contingent consideration	(18,307)	(4,656)
Impairment loss from intangible assets	4,950	-
Loss on disposal of discontinued operations	149	-
Loss on disposal and held for sale assets	1,283	-

Changes in operating assets and liabilities:
Accounts receivable	111	(685)
Prepaid expenses and other assets	198	(351)
Accounts payable and accrued liabilities	(2,662)	(21)
Accrued severance and liabilities from Chronix Biomedical acquisition	-	(800)
Lease liabilities	(33)	(35)
Assets held for sale	421	-
Net cash used in operating activities	(9,672)	(13,277)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress and purchases of equipment	-	(1,561)
Net cash used in investing activities	-	(1,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares under at-the-market transactions	-	31
Financing costs for at-the-market sales	-	(1)
Repayment of loan payable	-	(375)
Repayment of financing lease obligations	(28)	(10)
Net cash provided by financing activities	(28)	(355)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(9,700)	(15,214)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING	23,203	37,305
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING	13,503	22,091

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	-	13

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Construction in progress, machinery and equipment purchases included in accounts payable, accrued liabilities and landlord liability	27	993
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

Oncocyte’s first product for commercial release was a proprietary treatment stratification test called DetermaRx that identifies which patients with early-stage non-small cell lung cancer may benefit from chemotherapy, resulting in a significantly higher, five-year survival rate. Beginning in September 2019 through February 23, 2021, Oncocyte held a 25% equity interest in Razor Genomics, Inc. (“Razor”), a privately held company, that has developed and licensed to Oncocyte the lung cancer treatment stratification laboratory test that Oncocyte is commercializing as DetermaRx. On February 24, 2021, Oncocyte completed the purchase of all the remaining issued and outstanding shares of common stock of Razor. As a result of the purchase of the Razor common stock, Oncocyte became the sole shareholder of Razor.

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

As a result of the divestiture of Razor, the Company has retrospectively revised the condensed consolidated statements of operations for the period ended March 31, 2022 and the condensed consolidated balance sheet as of March 31, 2022, to reflect the operations and cash flows of Razor as discontinued operations and the related assets and liabilities disposed. See Note 16 for additional information about assets held for sale and discontinued operations.

On February 16, 2023, Oncocyte completed the Razor Sale Transaction (the “Razor Closing”). In connection with the Razor Closing, Oncocyte transferred to Razor all of the assets and liabilities related to DetermaRx. While no monetary consideration was received for the sale of 70% of the equity interests of Razor, the transaction allows the Company to eliminate all development and commercialization costs with respect to DetermaRx. Following the Razor Closing, Oncocyte continues to own 1,366,364 shares of common stock of Razor, which constitutes approximately 30% of the issued and outstanding equity interests of Razor on a fully-diluted basis. See Note 16 for a full discussion of the Razor Sale Transaction.

Liquidity

Oncocyte has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $257.6 million as of March 31, 2023. Oncocyte expects to continue to incur operating losses and negative cash flows for the foreseeable future. Oncocyte did not generate revenues from its operations prior to the first quarter of 2020, and revenues since that period through the issuance of this quarterly filing were not sufficient to cover Oncocyte’s operating expenses. Since its formation, Oncocyte has financed its operations primarily through the sale of shares of its common stock, convertible preferred stock and warrants to acquire common stock.

As of March 31, 2023, Oncocyte had $11.8 million of cash and cash equivalents and held shares of Lineage Cell Therapeutics, Inc. (“Lineage”) and AgeX Therapeutics, Inc. (“AgeX”) common stock as marketable equity securities with a combined fair market value of $0.6 million.

On June 11, 2021, Oncocyte entered into an at-the-market sales agreement with BTIG, LLC as sales agent and/or principal (the “Agent” or “BTIG”) pursuant to which Oncocyte may sell up to an aggregate of $50,000,000 of shares of Oncocyte common stock from time to time through the Agent (the “ATM Offering”).

Between July 1, 2021 and March 31, 2023, Oncocyte sold 1,123,337 shares of common stock at an average offering price of $5.58 per share, for gross proceeds of approximately $6.27 million through the ATM Offering. Oncocyte will need to raise additional capital to finance its operations, including the development and commercialization of its cancer diagnostic and other tests, until such time as it is able to generate sufficient revenues from the commercialization of one or more of its laboratory tests and other tests, and performing Pharma Services to cover its operating expenses.

On April 13, 2022, Oncocyte entered into a securities purchase agreement (the “Securities Purchase Agreement”) with institutional accredited investors (the “Investors”), including Broadwood Partners, L.P. (“Broadwood”), Oncocyte’s largest shareholder, in a registered direct offering of 11,765 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), which are convertible into a total of 7,689,542 shares of common stock, at a conversion price of $1.53 (the “Series A Preferred Stock Offering”). The purchase price of each share of Series A Preferred Stock was $850, which included an original issue discount to the stated value of $1,000 per share. The Securities Purchase Agreement provides that the closing of the Series A Preferred Stock Offering will occur, subject to the satisfactory of certain closing conditions, in two equal tranches of $5,000,000 each for aggregate gross proceeds from both closings of $10,000,000. The first closing occurred on June 1, 2022, and Oncocyte received net proceeds of approximately $4.9 million from the Series A Preferred Stock issued from the first tranche. The second closing would occur, subject to the satisfactory of certain closing conditions (including but not limited to a requirement that the Company has not received, in the 12 months preceding the second closing, a notice from The Nasdaq Stock Market LLC (“Nasdaq”) that the Company is not in compliance with the listing and maintenance and listing requirements of Nasdaq), on the earlier of (a) the second trading day following the date that Oncocyte receives notice from an Investor to accelerate the second closing and (b) a date selected by Oncocyte on or after October 8, 2022 and on or prior to March 8, 2023 (the “Outside Date”). On August 9, 2022, Oncocyte received a letter from Nasdaq indicating that the Company no longer meets the minimum bid price requirement of Nasdaq Listing Rule 5450(a)(1) of the Nasdaq continued listing requirements. As a result, no additional proceeds were received from the second closing of the Securities Purchase Agreement prior to the Outside Date. See Note 15 for additional information about the Series A Preferred Stock Offering.

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

As of March 31, 2023, Oncocyte is completing clinical development and planning commercialization of DetermaIO, although DetermaIO is currently available for biopharma diagnostic development and research use only as a companion test in immunotherapy drug development to select patients for clinical trials; and the clinical launch of VitaGraft. While Oncocyte plans to primarily market its laboratory tests in the United States through its own sales force, it is also beginning to make marketing arrangements with distributors in other countries. In order to reduce capital needs and to expedite the commercialization of any new laboratory tests that may become available for clinical use, Oncocyte may also pursue marketing arrangements with other diagnostic companies through which Oncocyte might receive licensing fees and royalty on sales, or through which it might form a joint venture to market its tests and share in net revenues, in the United States or abroad.

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

Due to the inherent uncertainty in predicting future revenues and certain variable costs, management plans to reduce cash flows beyond the nonrecurrence of one-time costs incurred during the three months ended March 31, 2023 that are not expected to repeat or repeat at the same level (i.e., Razor related carrying costs). Efforts to reduce cash flows include but are not limited to the following:  (i) continue to re-evaluate investments in our fixed capital and infrastructure (ii) minimize the use of external consultants and contract resources; (iii) re-evaluate scope and timing of our clinical trial expenses,  (iv) continue to optimize operating burn by materially deferring or limiting the Company’s spending on capital equipment.

In addition to general economic and capital market trends and conditions, Oncocyte’s ability to raise sufficient additional capital to finance its operations from time to time will depend on a number of factors specific to Oncocyte’s operations such as operating revenues and expenses, progress in development of, or in obtaining reimbursement coverage from Medicare for DetermaIO and other future laboratory tests that Oncocyte may develop or acquire. See “Risk Factors”.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated interim financial statements presented herein, and discussed below, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In accordance with those rules and regulations, certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheets as of December 31, 2022 was derived from the audited consolidated financial statements at that date. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Oncocyte’s Annual Report on Form 10-K for the year ended December 31, 2022. The unaudited condensed consolidated interim financial statements presented herein as of March 31, 2023 is not representative of the full fiscal year or any future periods.

Principles of consolidation

On January 31, 2020 (the “Insight Merger Date”), Oncocyte completed its acquisition of Insight Genetics, Inc. (“Insight”) through a merger with a newly incorporated wholly owned subsidiary of Oncocyte (the “Insight Merger”) under the terms of an Agreement and Plan of Merger (the “Insight Merger Agreement”). On the Insight Merger Date Oncocyte began consolidating Insight’s operations and results with Oncocyte’s operations and results (see Note 3). On February 24, 2021, with the acquisition of the remaining equity interests in Razor, Razor became a wholly owned subsidiary of Oncocyte, and on that date Oncocyte began consolidating Razor’s results with Oncocyte’s operations and results (see Note 3). On April 15, 2021 (the “Chronix Merger Date”), with the acquisition of Chronix Biomedical, Inc. (“Chronix”), pursuant to an Agreement and Plan of Merger dated February 2, 2021, amended February 23, 2021, and amended and restated as of April 15, 2021 (as amended and restated, the “Chronix Merger Agreement”), Chronix became a wholly owned subsidiary of Oncocyte. On the Chronix Merger Date, Oncocyte began consolidating Chronix’s operations and results with Oncocyte’s operations and results (see Note 3).

We have reflected the operations of Razor as discontinued operations for all periods presented. See Note 16 for further information. Unless otherwise noted, amounts and disclosures throughout these Notes to unaudited condensed consolidated interim financial statements relate solely to continuing operations and exclude all discontinued operations.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and contingent assets and liabilities, at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates estimates which are subject to significant judgment, including, but not limited to, valuation methods used, assumptions requiring the use of judgment to prepare financial projections, timing of potential commercialization of acquired in-process intangible assets, applicable discount rates, probabilities of the likelihood of multiple outcomes of certain events related to contingent consideration, comparable companies or transactions, determination of fair value of the assets acquired and liabilities assumed including those relating to contingent consideration, assumptions related to going concern assessments, allocation of direct and indirect expenses, useful lives associated with long-lived intangible assets, key assumptions in operating and financing leases including incremental borrowing rates, loss contingencies, valuation allowances related to deferred income taxes, and assumptions used to value debt and stock-based awards and other equity instruments. Actual results may differ materially from those estimates.

Similarly, Oncocyte assessed certain accounting matters that generally require consideration of forecasted financial information. The accounting matters assessed included, but were not limited to, Oncocyte’s equity investments, the carrying value of goodwill, going concern assessment, acquired in-process intangible assets and other long-lived assets. Those assessments as well as other estimates referenced above were made in the context of information reasonably available to Oncocyte.

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

The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of March 31, 2023 (in thousands):

	As of March 31, 2023
	Total carrying and estimated fair value	Quated prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Assets:
Marketable equity securities	$553	$553	$-	$-
Total	$553	$553	$-	$-

Liabilities:
Contingent consideration liabilities	$27,355	$-	$-	$27,355
Total	$27,355	$-	$-	$27,355

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

Cash, cash equivalents, and restricted cash

The Company’s reconciliation of cash and cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows were as follows (in thousands):

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$11,803	$19,993
Restricted cash	1,700	1,700
Cash from discontinuing operations	-	1,510
Cash, cash equivalents and restricted cash shown in the statements of cash flows	$13,503	$23,203

Assets Held for Sale and Discontinued Operations

As of March 31, 2023, the Company classified laboratory equipment previously presented in machinery and equipment as held for sale in current assets, in the unaudited condensed consolidated balance sheet, as all the criteria of ASC subtopic 360-10, Property, Plant, and Equipment (“ASC 360-10”) have been met and the transaction was qualified as assets held for sale.

During the three months ended March 31, 2023, the Company entered into various agreements to sell laboratory equipment for an aggregate amount of $0.6 million. As a result, the Company classified the equipment as held for sale as current assets, in the unaudited condensed consolidated balance sheet, as all the criteria of ASC subtopic 360-10, Property, Plant, and Equipment (“ASC 360-10”) have been met and the transaction was qualified as assets held for sale. The equipment was written down to its fair value, less cost to sell, to $0.4 million in the unaudited condensed consolidated balance sheet. As a result of the expected sale, the Company recorded an impairment loss of $1.3 million on held-for-sale assets, in the unaudited condensed consolidated statement of operations. A portion of the held for sale equipment of $0.2 million was sold on April 20, 2023. See Note 17 for further discussion.

Assets and liabilities are classified as held for sale when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the assets; (2) the assets are available for immediate sale, in their present condition, subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated; (4) the sale of the assets is probable and is expected to be completed within one year; (5) the assets are being actively marketed for a price that is reasonable in relation to their current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. When all of these criteria have been met, the assets and liabilities are classified as held for sale in the unaudited condensed consolidated balance sheet. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation and amortization of assets ceases upon designation as held for sale.

Discontinued operations comprise activities that were disposed of or discontinued at the end of the period, represent a separate major line of business that can be clearly distinguished for operational and financial reporting purposes and represent a strategic business shift having a major effect on the Company’s operations and financial results according to Accounting Standard Codification (“ASC”) Topic 205, Presentation of Financial Statements.

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

Oncocyte does not have intangible assets with indefinite useful lives other than goodwill and the acquired IPR&D discussed in Notes 3 and 4. As of December 31, 2022, goodwill has been fully impaired. As of March 31, 2023, acquired IPR&D have been impaired.

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

From February 24, 2021, the date of Oncocyte’s acquisition of the remaining interests in Razor, through February 16, 2023 the date of its disposition, Razor entity’s financial statements have been consolidated with Oncocyte. See Notes 3, 4, and 16 for additional information.

Impairment of long-lived assets

Oncocyte assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Oncocyte’s long-lived assets consist primarily of intangible assets, right-of-use assets for operating leases, customer relationships, and machinery and equipment. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying value of the asset over its fair value, is recorded. See Notes 3, 4, and 16 for additional information with respect to impairments of long-lived assets. See Note 16 for disclosure of machinery and equipment impairment.

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

DetermaRx testing revenue

Prior to the Razor Sale Transaction, Oncocyte generated revenue from performing DetermaRx tests on clinical samples through orders received from physicians, hospitals, and other healthcare providers. In determining whether all the revenue recognition criteria (i) through (v) above are met with respect to DetermaRx tests, each test result is considered a single performance obligation and is generally considered complete when the test result is delivered or made available to the prescribing physician electronically, and, as such, there are no shipping or handling fees incurred by Oncocyte or billed to customers. Although Oncocyte has billed a list price for all tests ordered and completed for all payer types, Oncocyte considers constraints on the variable consideration when recognizing revenue for DetermaRx. Because DetermaRx is a novel test and there are no current reimbursement arrangements with third-party payers other than Medicare, the transaction price represents variable consideration. Application of the constraint for variable consideration is an area that requires significant judgment. For all payers other than Medicare, Oncocyte must consider the novelty of the test, the uncertainty of receiving payment, or being subject to claims for a refund, from payers with whom it does not have a sufficient payment collection history or contractual reimbursement agreements. Accordingly, for those payers, Oncocyte has recognized revenue upon payment because it has had insufficient history to reliably estimate payment patterns or has had contractual reimbursement arrangements, or both, in place.

As of March 31, 2023, Oncocyte had accounts receivable of $1.8 million from Medicare and Medicare Advantage covered DetermaRx tests (see Note 7).

We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. We base this allowance, in the aggregate, on historical collection experience, age of receivables and general economic conditions. Our bad debts have not been material and have been within management expectations. During the first quarter of 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-10, which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures. As of March 31, 2023 and December 31, 2022, we had a bad debt allowance of $0.2 million.

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

Completion of the service and satisfaction of the performance obligation is typically evidenced by access to the report or test made available to the customer or any other form or applicable manner of delivery defined in the Pharma Services Agreements. However, for certain SOWs under which work is performed pursuant to the customer’s highly customized specifications, Oncocyte has the enforceable right to bill the customer for work completed, rather than upon completion of the SOW. For those SOWs, Oncocyte recognizes revenue over a period during which the work is performed using a formula that accounts for expended efforts, generally measured in labor hours, as a percentage of total estimated efforts for the completion of the SOW. As performance obligations are satisfied under the Pharma Services Agreements, any amounts earned as revenue and billed to the customer are included in accounts receivable. Any revenues earned but not yet billed to the customer as of the date of Oncocyte’s condensed consolidated financial statements are recorded as contract assets and are included in prepaids and other current assets as of the financial statement date. Amounts recorded in contract assets are reclassified to accounts receivable in Oncocyte’s condensed consolidated financial statements when the customer is invoiced according to the billing schedule in the contract.

Oncocyte establishes an allowance for doubtful accounts based on the evaluation of the collectability of its Pharma Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, reasonable and supportable forecast that affect the collectability of the reported amount, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. Oncocyte continuously monitors collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts. As of March 31, 2023, Oncocyte has not recorded any losses or allowance for doubtful accounts on its account receivables from Pharma Services.

As of March 31, 2023, Oncocyte had accounts receivable from Pharma Services customers of $0.2 million, as compared to $0.3 million as of December 31, 2022 (see Note 7). As of March 31, 2023 and December 31, 2022, we have not reserved a bad debt allowance for Pharma Services accounts receivables.

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

Net income (loss) per common share

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

The following table presents the calculation of basic and diluted loss per share of common stock (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net income (loss) from continuing operations attributable to Oncocyte Corporation	$5,959	$(3,413)
Accretion of Series A redeemable convertible preferred stock	(230)	-
Undistributed earnings from continuing operations allocated to participating securities	(830)	-
Net income (loss) from continuing operations attributable to common stockholders - basic	4,899	(3,413)
Add: undistributed earnings from continuing operations allocated to participating securities	830	-
Reallocation of undistributed earnings from continuing operations to participating securities	(829)	-
Net income (loss) from continuing operations attributable to common stockholders - diluted	4,900	(3,413)

Net loss from discontinued operations attributable to Oncocyte Corporation	(2,926)	(6,878)
Undistributed losses from discontinued operations allocated to participating securities	424	-
Net loss from discontinued operations attributable to common stockholders - basic	(2,502)	(6,878)
Add: undistributed losses from discontinued operations allocated to participating securities	(424)	-
Reallocation of undistributed losses from discontinued operations to participating securities	424	-
Net loss from discontinued operations attributable to common stockholders - diluted	(2,502)	(6,878)

Net income (loss) attributable to common stockholders - basic	2,397	(10,291)
Add: undistributed earnings allocated to participating securities	406	-
Reallocation of undistributed earnings to participating securities	(405)	-
Net income (loss) attributable to common stockholders - diluted	$2,398	$(10,291)

Denominator:
Weighted average common shares outstanding - basic	119,150	92,243
Dilutive potential common shares:
Restricted stock units	103	-
Weighted average common shares outstanding - diluted	119,253	92,243

Net income (loss) from continuing operations attributable to common stockholders per share - basic	$0.04	$(0.04)
Net loss from discontinued operations attributable to common stockholders per share - basic	$(0.02)	$(0.07)
Net income (loss) attributable to common stockholders per share - basic	$0.02	$(0.11)

Net income (loss) from continuing operations attributable to common stockholders per share - diluted	$0.04	$(0.04)
Net loss from discontinuing operations attributable to common stockholders per share - diluted	$(0.02)	$(0.07)
Net income (loss) attributable to common stockholders per share - diluted	$0.02	$(0.11)

Anti-dilutive potential common shares excluded from the computation of diluted net loss per common share:
Stock options	12,352	7,125
RSUs	216	85
Warrants	250	1,789
Total	12,818	8,984

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

During prior years, Oncocyte entered into various operating leases and an embedded operating lease in accordance with ASC 842 discussed in Note 10. Oncocyte’s accounting for financing leases remained substantially unchanged.

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

As of March 31, 2023 and December 31, 2022, Oncocyte held 353,264 and 35,326 shares of common stock of Lineage and AgeX, respectively, as marketable equity securities with a fair market value of $0.5 million and $23,000, respectively.

Recent accounting pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-10, which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Upon the initial recognition of such assets, which will be based on, among other things, historical information, current conditions, and reasonable supportable forecasts. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Previously, U.S. GAAP required entities to write down credit losses only when losses are probable and loss reversals are not permitted. The Company adopted this ASU in the first quarter of 2023. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

COVID-19 impact and related risks

The Company is subject to risks and uncertainties as a result of the recent COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the responses that the Company, other businesses and governments are taking continue to evolve. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic slowdown or recession. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

In addition, the Company’s Pharma Services have been affected by, and may continue to be affected by, the COVID-19 pandemic.

It is possible that impacts of COVID-19 on Oncocyte’s operations or its access to capital could prevent Oncocyte from complying, or could result in a material noncompliance, with one or more obligations or covenants under material agreements to which Oncocyte is a party, with the result that Oncocyte would be in material breach of the applicable obligation, covenant, or agreement. Any such material breach could cause Oncocyte to incur material financial liabilities or an acceleration of the date for paying a financial obligation to the other party to the applicable agreement, or could cause Oncocyte to lose material contractual rights, such as rights to use leased equipment or laboratory or office space, or rights to use licensed patents or other intellectual property, the use of which is material to Oncocyte’s business. Similarly, it is possible that impacts of COVID-19 on the business, operations, or financial condition of any third party with whom Oncocyte has a contractual relationship could cause the third party to be unable to perform its contractual obligations to Oncocyte, resulting in Oncocyte’s loss of the benefits of a contract that could be material to Oncocyte’s business.

The full extent to which the COVID-19 pandemic and the various responses to it might impact Oncocytes’ business, operations and financial results will depend on numerous evolving factors that are not subject to accurate prediction and that are beyond Oncocyte’s control.

3. Business Combinations

Acquisition of Insight Genetics, Inc.

On January 31, 2020, the Insight Merger Date, Oncocyte completed its acquisition of Insight pursuant to the Insight Merger Agreement.

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

The fair value of the Contingent Consideration after the Insight Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s condensed consolidated statements of operations. As of March 31, 2023, based on Oncocyte’s reassessment of the significant assumptions noted above, there was a decrease of approximately $2.2 million to the fair value of the Contingent Consideration primarily attributable to revised estimates of the timing of the possible future payouts and, accordingly, this decrease was recorded as change in fair value of contingent consideration in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2023.

The following tables reflect the activity for Oncocyte’s Contingent Consideration for the three months ended March 31, 2023 and 2022, measured at fair value using Level 3 inputs (in thousands):

Fair Value
Balance at December 31, 2021	$7,060
Change in estimated fair value	360
Balance at March 31, 2022	$7,420

Fair Value
Balance at December 31, 2022	$5,370
Change in estimated fair value	(2,220)
Balance at March 31, 2023	$3,150

Contingent consideration is not deductible for tax purposes, even if paid; therefore, no deferred tax assets related to the Contingent Consideration were recorded.

Asset acquisition of Razor Genomics, Inc.

On December 31, 2019, Oncocyte completed the purchase of 25% of the outstanding equity of Razor. Oncocyte also entered certain agreements with Razor and Encore, including a Sublicense and Distribution Agreement (the “Sublicense Agreement”), a Development Agreement (the “Development Agreement”), and an amendment to a Laboratory Services Agreement (the “Laboratory Agreement”) pursuant to which Oncocyte became a party to that agreement.

On February 24, 2021, Oncocyte completed the purchase of all the issued and outstanding shares of common stock of Razor. As a result of Oncocyte is the sole shareholder of Razor.

On December 15, 2022, the Company entered into the Razor Stock Purchase Agreement in which the Company agreed to sell approximately 70% of the issued and outstanding equity interest of Razor on a fully-diluted basis. On February 16, 2023, the sale of Razor was completed. See Note 16 for additional information.

Development Agreement

Under the Development Agreement, Razor reserved as a “Clinical Trial Expense Reserve” $4.0 million of the proceeds it received at the Initial Closing from the sale of the Razor Preferred Stock to Oncocyte, to fund Razor’s share of costs incurred in connection with a clinical trial of DetermaRx for purposes of promoting commercialization (“Clinical Trial”).

The Development Agreement was terminated on February 16, 2023 in connection with the Razor Stock Purchase Agreement. See Note 16 for more details regarding the Razor Stock Purchase Agreement.

Sublicense Agreement

Under the Sublicense Agreement, Razor granted to Oncocyte an exclusive worldwide sublicense under certain patent rights applicable to DetermaRx in the field of use covered by the applicable license held by Razor for purposes of commercialization and development of DetermaRx.

The Sublicense Agreement was terminated on February 16, 2023 in connection with the Razor Stock Purchase Agreement. See Notes 16 for more details regarding the Razor Stock Purchase Agreement.

Acquisition of Chronix Biomedical, Inc.

On April 15, 2021, the Chronix Merger Date, Oncocyte completed its acquisition of Chronix pursuant the Chronix Merger Agreement.

Contingent Consideration

As additional consideration for holders of certain classes and series of Chronix capital stock, the Chronix Merger Agreement originally required Oncocyte to pay “Chronix Contingent Consideration” consisting of (i) “Chronix Milestone Payments” of up to $14 million in any combination of cash or Oncocyte common stock if certain milestones specified in the Chronix Merger Agreement are achieved, (ii) “Royalty Payments” of up to 15% of net collections for sales of specified tests and products during the five-to-ten year earnout periods, and (iii) “Transplant Sale Payments” of up to 75% of net collections from the sale or license to a third party of Chronix’s patents for use in transplantation medicine during a seven-year earnout period.

On February 8, 2023, the Company and equity holder representative entered into Amendment No. 1 to the Merger Agreement (the “Chronix Amendment”), pursuant to which the parties agreed that (i) Chronix’s equity holders will be paid earnout consideration of 10% of net collections for sales of specified tests and products, until the expiration of intellectual property related to such tests and products, (ii) Chronix’s equity holders will be paid 5% of the gross proceeds received from any sale of all or substantially all of the rights, titles, and interests in and to Chronix’s patents for use in transplantation medicine to such third party, and (iii) the Chronix Milestone Payments, 15% Royalty Payments and Sale Payment obligations were eliminated.

The fair value of the Chronix Contingent Consideration after the Chronix Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s condensed consolidated statements of operations. As of March 31, 2023, based on Oncocyte’s reassessment of the significant assumptions noted above, there was a decrease of approximately $16.1 million to the fair value of the Contingent Consideration primarily attributable to revised estimates of the timing of the possible future payouts and, accordingly, this decrease was recorded as a change in fair value of contingent consideration in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2023.

The following tables reflect the activity for Oncocyte’s Contingent Consideration for the three months ended March 31, 2023 and March 31, 2022, measured at fair value using Level 3 inputs (in thousands):

Fair Value
Balance at December 31, 2021	$69,621
Change in estimated fair value	(5,016)
Balance at March 31, 2022	$64,605

Fair Value
Balance at December 31, 2022	$40,292
Change in estimated fair value	(16,087)
Balance at March 31, 2023	$24,205

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

None of the goodwill recognized is expected to be deductible for income tax purposes. Goodwill is not amortized but is tested for impairment at least annually, or more frequently if circumstances indicate potential impairment. During 2022, the Company identified circumstances that could indicate a potential impairment and after a valuation of the Company’s assets and liabilities was performed, management concluded that goodwill was impaired as of December 31, 2022. (see Notes 2 and 4).

4. Intangible Assets, net

As part of the Insight and Chronix acquisitions, which were accounted for as business combinations under ASC 805, completed on January 31, 2020, and April 15, 2021, respectively, the Company has acquired in process research and development (“IPR&D”) and customer relationships.

During the first quarter of 2023, due to changes in management and the economic condition of the Company, management shifted the Company’s business strategy to direct efforts on fewer studies and to transition from test that are laboratory developed tests (“LDT”) to research use only (“RUO”) sales. Due to the change in strategy, the Company’s long range plan forecasts were updated and anticipated future benefits derived from the Company’s assets. The change in strategy represent a significant indicator for change in value of the Company’s long lived assets.

The original IPR&D balance was reassessed based on the updated long range plan (“LRP”), using the multiple period excess earnings method (“MPEEM”) approach, the results of the valuation noted that the carrying value of the DetermaIO related IPR&D intangible assets was greater than the fair market value, whereas the CNI and VitaGraft related IPR&D intangible assets carrying value was lower than the fair market value. Accordingly, the Company recorded an impairment of approximately $5.0 million as of March 31, 2023.

At March 31, 2023 and December 31, 2022, intangible assets, net, consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Intangible assets:
Acquired IPR&D - DetermaIOTM (1)	$9,700	$14,650
Acquired IPR&D - DetermaCNI™ and VitaGraft™ (2)	46,800	46,800

Intangible assets subject to amortization:
Acquired intangible assets - customer relationship	440	440
Total intangible assets	56,940	61,890
Accumulated amortization - customer relationship(3)	(279)	(257)
Intangible assets, net	$56,661	$61,633

(1)	See Note 3 for information on the Insight Merger.
(2)	See Note 3 for information on the Chronix Merger.
(3)	Amortization of intangible assets is included in “Cost of revenues – amortization of acquired intangibles” on the condensed consolidated statements of operations because the intangible assets pertain directly to the revenues generated from the acquired intangibles.

Future amortization expense of intangible assets subject to amortization is expected to be the following (in thousands):

Amortization
Year ending December 31,
2023	$66
2024	88
2025	7
$161

5. Shareholders’ Equity

Series A Redeemable Convertible Preferred Stock

On April 13, 2022, the Company entered into the Securities Purchase Agreement with the Investors in a registered direct offering of 11,765 shares of the Company’s Series A Preferred Stock, which shares of Series A Preferred Stock are convertible into a total of 7,689,542 shares of common stock, at a conversion price of $1.53. The purchase price of each share of Series A Preferred Stock was $850, which included an original issue discount to the stated value of $1,000 per share. The rights, preferences and privileges of the Series A Preferred Stock are set forth in the Company’s Certificate of Determination, which the Company filed with the Secretary of State of the State of California. The Securities Purchase Agreement provides that the closing of the Series A Preferred Stock Offering will occur, subject to the satisfactory of certain closing conditions, in two equal tranches of $5,000,000 each for aggregate gross proceeds from both closings of $10,000,000. The first closing occurred on June 1, 2022, and Oncocyte received net proceeds of approximately $4.9 million from the Series A Preferred Stock issued from the first tranche. The second closing would occur, subject to the satisfactory of certain closing conditions (including but not limited to a requirement that the Company has not received, in the 12 months preceding the second closing, a notice from Nasdaq that the Company is not in compliance with the listing and maintenance and listing requirements of Nasdaq), on the earlier of (a) the second trading day following the date that Oncocyte receives notice from an Investor to accelerate the second closing and (b) a date selected by Oncocyte on or after October 8, 2022 and on or prior to March 8, 2023, the Outside Date. On August 9, 2022, Oncocyte received a letter from Nasdaq indicating that the Company no longer meets the minimum bid price requirement of Nasdaq Listing Rule 5450(a)(1) of the Nasdaq continued listing requirements. As a result, no additional proceeds were received from the second closing of the Securities Purchase Agreement prior to the Outside Date.

The Series A Preferred Stock is convertible into shares of the Company’s common stock at any time at the holder’s option. The conversion price will be subject to customary anti-dilution adjustments for matters such as stock splits, stock dividends and other distributions on our common stock, and recapitalizations. A holder is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the shares of our common stock then issued and outstanding (provided a holder may elect, at the first closing, to increase such beneficial ownership limitation solely as to itself up to 19.99% of the number of shares of our common stock outstanding immediately after giving effect to the conversion, provided further that following the receipt of shareholder approval required by applicable Nasdaq rules with respect to the issuance of common stock that would exceed the beneficial ownership limitation, such beneficial ownership limitation will no longer apply to the holder if the holder notified the Company that the holder wishes the Company to seek such shareholder approval). On July 15, 2022, the Company received such shareholder approval to remove the beneficial ownership limitation with respect to the Series A Preferred Stock held by Broadwood. The Company may force the conversion of up to one-third of the shares of Series A Preferred Stock originally issued, subject to customary equity conditions, if the daily volume weighted average price of our common stock for 20 out of 30 trading days exceeds 140% of the conversion price and on 20 out of the same 30 trading days the daily trading volume equals or exceeds 400,000 shares of our common stock. The Company may only effect one forced conversion during any 30-trading day period.

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

As of March 31, 2023, Oncocyte had 5,882.4 shares issued and outstanding. The future right or obligation associated with the Series A Preferred Stock to be issued in the second closing was written off in the prior year since the second closing was not completed.

Common Stock

As of March 31, 2023 and December 31, 2022, Oncocyte has 230,000,000 shares of common stock, no-par value, authorized. As of March 31, 2023 and December 31, 2022, Oncocyte had 119,278,821 and 118,643,821 shares of common stock issued and outstanding, respectively.

On April 5, 2023, the Company redeemed 1,064 shares of the Series A Preferred Stock for approximately $1.1 million. See Note 17 for details.

Common Stock Purchase Warrants

As of March 31, 2023, Oncocyte had an aggregate of 16,395,343 common stock purchase warrants issued and outstanding with exercise prices ranging from $1.53 to $5.46 per warrant. The warrants will expire on various dates ranging from February 2024 to October 2029. Certain warrants have “cashless exercise” provisions meaning that the value of a portion of warrant shares may be used to pay the exercise price rather than payment in cash, which may be exercised under any circumstances in the case of the 2017 Bank Warrants and 2019 Bank Warrants or, in the case of certain other warrants, only if a registration statement for the warrants and underlying shares of common stock is not effective under the Securities Act or a prospectus in the registration statement is not available for the issuance of shares upon the exercise of the warrants.

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

In May 2022, the Company approved amendments to vesting conditions of 1,237,500 performance-based and 250,000 market-based awards of certain executive officers and employees. The performance-based awards were modified such that the stock awards will be eligible to vest as follows: (i) 50% will vest on December 31, 2023 if the Company achieves LCD reimbursement for VitaGraft (formerly TheraSureTM Transplant Monitor) for one organ no later than December 31, 2022 and (ii) 50% will vest on December 31, 2023 if DetermaIO or DetermaCNI (formerly TheraSure - CNI Monitor) submission for LCD is completed no later than December 31, 2022. Additional performance-based restricted stock unit (“RSU”) awards were modified to be eligible to vest upon the achievement by the Company of average market capitalization minimum, target, and maximum goals of (i) $300 million; (ii) $400 million; and (iii) $500 million, respectively, during the period beginning on January 1, 2022 and ending on December 31, 2024. The market-based RSU awards were modified such that the awards will be eligible to vest upon the achievement of product commercial launch minimum, target, and maximum goals as follows: (i) 1 laboratory test product in the US; (ii) 2 laboratory test products in US, and (iii) 3 laboratory test products in the US, respectively.

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

As of December 31, 2022, 50% of the performance-based were forfeited since the Company did not achieve LCD reimbursement for VitaGraft. The remaining 50% is eligible to vest on December 31, 2023, since the Company completed the LCD submission for DetermaCNI on December 16, 2022.

During the year ended December 31, 2022, the Company accelerated the vesting of certain equity awards in accordance with the 2018 Incentive Plan after the departure of officers of the Company and the adoption of the workforce reduction plan. Due to the acceleration of such awards all associated unrecognized compensation was accelerated and recognized in full.

A summary of Oncocyte’s 2010 Plan activity and related information follows (in thousands except weighted average exercise price):

	Shares	Number	Weighted
	Available	of Options	Average
Options	for Grant	Outstanding	Exercise Price

Balance at December 31, 2022	-	607	$4.04
Options exercised	-	-	$-
Options forfeited, canceled and expired	-	-	$-
Balance at March 31, 2023	-	607	$4.04
Exercisable at March 31, 2023		607	$4.04

As of March 31, 2023, 21,000,000 shares of common stock were reserved under the 2018 Incentive Plan for the grant of stock options or the sale of restricted stock or for the settlement of RSUs. Oncocyte may also grant stock appreciation rights under the 2018 Incentive Plan.

A summary of Oncocyte’s 2018 Incentive Plan activity and related information follows (in thousands except weighted average exercise price):

	Shares	Number	Number	Weighted
	Available	of Options	of RSUs	Average
	for Grant	Outstanding	Outstanding	Exercise Price

Balance at December 31, 2022	8,832	8,560	441	$2.96
RSUs vested	-	-	(214)	$-
RSUs granted	-	-	-	$-
Performance RSUs granted	-	-	-	$-
Performance RSUs vested	-	-	-	$-
Options granted	(2,779)	2,779	-	$0.44
Options exercised	-	-	-	$-
Options forfeited/cancelled	1,650	(1,650)	-	$-
RSUs forfeited/cancelled	-	-	-	$-
Balance at March 31, 2023	7,703	9,690	227	$2.14
Options exercisable at March 31, 2023		3,969		$5.33

Oncocyte recorded stock-based compensation expense in the following categories on the accompanying condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 (unaudited and in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cost of revenues	$10	$-
Research and development	323	180
Sales and marketing	77	33
General and administrative	406	1,180
Discontinuing operations	18	617
Total stock-based compensation expense	$834	$2,010

The assumptions that were used to calculate the grant date fair value of Oncocyte’s employee and non-employee stock option grants for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,
	2023	2022
Expected life (in years)	6.26	6.00
Risk-free interest rates	3.72%	2.19%
Volatility	107.64%	107.03%
Dividend yield	-%	-%

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If Oncocyte had made different assumptions, its stock-based compensation expense and net income (loss) for the three months ended March 31, 2023, and 2022 may have been significantly different.

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

7. Disaggregation of Revenues and Concentration Risk

The following table presents the percentage of consolidated revenues generated by unaffiliated customers that individually represent greater than ten percent of consolidated revenues:

	Three Months Ended
	March 31,
	2023	2022
Pharma services - Company A	19%	14%
Pharma services - Company B	12%	*
Discontinued operations - DetermaRx	55%	65%

*	Less than 10%

The following table presents the percentage of consolidated revenues by products or services classes:

	Three Months Ended
	March 31,
	2023	2022
Pharma Services	42%	27%
Discontinuing operations	58%	73%
Total	100%	100%

The following table presents the percentage of consolidated revenues attributable to geographical locations:

	Three Months Ended
	March 31,
	2023	2022
United States – Pharma Services	17%	17%
Outside of the United States – Pharma Services	25%	9%
Outside of the United States – Licensing	-%	-%
Discontinuing operations – Outside of the United States – Licensing	-%	-%
Discontinuing operations – United States – DetermaRx	58%	74%
Total	100%	100%

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

Oncocyte did not record any provision or benefit for income taxes for the three months ended March 31, 2023 and 2022, as Oncocyte had a full valuation allowance for the periods presented.

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

9. Right-of-use assets, machinery and equipment, net, and construction in progress

As of March 31, 2023 and December 31, 2022, right-of-use assets, machinery and equipment, net, and construction in progress were as follows (in thousands):

	March 31, 2023 (unaudited)	December 31, 2022

Right-of-use assets (1)	3,499	3,499
Machinery and equipment	9,372	9,408
Accumulated depreciation and amortization	(4,772)	(4,196)
Right-of-use assets, machinery and equipment, net	8,099	8,711
Construction in progress	746	2,140
Right-of-use assets, machinery and equipment, net, and construction in progress from continuing operations	8,845	10,851
Right-of-use assets, machinery and equipment, net, and construction in progress from discontinuing operations	-	211
Right-of-use assets, machinery and equipment, net, and construction in progress	8,845	11,062

(1)	Oncocyte recorded certain right-of-use assets and liabilities for operating leases in accordance with ASC 842 (see Note 10).

Depreciation expense amounted to $450,000 and $287,000 for the three months ended March 31, 2023 and 2022, respectively.

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

The lessor provided Oncocyte with a “Tenant Improvement Allowance” in the amount of $1.3 million to pay for the plan, design, permitting, and construction of the improvements constituting Tenant’s Work. The lessor retained 1.5% of the Tenant Improvement Allowance as an administrative fee as provided in the Irvine Lease. As of March 31, 2023, the lessor had provided $1.3 million of the total Tenant Improvement Allowance.

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

The Irvine Lease is an operating lease under ASC 842 included in the tables below. The tables below provide the amounts recorded in connection with the application of ASC 842 as of, and during, the three months ended March 31, 2023, for Oncocyte’s operating and financing leases (see Note 2).

Under the Laboratory Agreement discussed in Note 3 (which expired on September 29, 2021), Oncocyte assumed all of Razor’s Laboratory Agreement payment obligations. Although Oncocyte is not a party to any lease agreement with Razor or Encore, under the terms of the Laboratory Agreement, Oncocyte received the landlord’s consent for the use of the laboratory at Razor’s Brisbane, California location (the “Brisbane Facility”) under the terms of a sublease to which Encore is the sublessee. The sublease expired on March 31, 2023 (the “Brisbane Lease”). The laboratory fee payments to Encore include both laboratory services and the use of the Brisbane Facility. Under the provisions of the Laboratory Agreement, if Oncocyte terminates the Laboratory Agreement prior to the expiration of the Brisbane Lease, Oncocyte shall assume the costs related to the subletting or early termination of the Brisbane Lease. The Laboratory Agreement terminated on March 31, 2023. Oncocyte determined that the Laboratory Agreement contains an embedded operating lease for the Brisbane Facility and Oncocyte allocated the aggregate payments to this lease component for purposes of calculating the net present value of the right-of-use asset and liability as of the inception of the Laboratory Agreement in accordance with ASC 842, as shown in the table below.

Financing lease

As of March 31, 2023, Oncocyte has one financing lease remaining through December 2023 for certain laboratory equipment with aggregate remaining payments of $93,000 shown in the table below. Oncocyte’s lease obligations are collateralized by the equipment financed under the lease schedule.

Operating and Financing leases

The following table presents supplemental cash flow information related to operating and financing leases for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cash paid for amounts included in the measurement of financing lease liabilities:
Operating cash flows from operating leases	$286	$277
Operating cash flows from financing leases	$3	$25
Financing cash flows from financing leases	$28	$10

The following table presents supplemental balance sheets information related to operating and financing leases as of March 31, 2023 and March 31, 2022 (in thousands, except lease term and discount rate):

	March 31, 2023	March 31, 2022
Operating lease
Right-of-use assets, net	$1,957	$2,463

Right-of-use lease liabilities, current	$687	$743
Right-of-use lease liabilities, noncurrent	2,550	3,237
Total operating lease liabilities	$3,237	$3,980

Financing lease
Machinery and equipment	$537	$537
Accumulated depreciation	(473)	(364)
Machinery and equipment, net	$64	$173
Current liabilities	$89	$107
Noncurrent liabilities	-	89
Total financing lease liabilities	$89	$196

Weighted average remaining lease term
Operating lease	4.3 years	5.1 years
Financing lease	0.8 years	1.8 years

Weighted average discount rate
Operating lease	11.26%	11.19%
Financing lease	11.55%	11.55%

Future minimum lease commitments are as follows (in thousands):

	Operating	Financing
	Leases	Leases
Year Ending December 31,
2023	$762	$93
2024	903	-
2025	869	-
2026	899	-
2027	695	-
Total minimum lease payments	$4,128	$93
Less amounts representing interest	(891)	(4)
Present value of net minimum lease payments	$3,237	$89

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

Employment Contracts

Oncocyte has entered into employment and severance benefit contracts with certain executive officers. Under the provisions of the contracts, Oncocyte may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives. As of March 31, 2023, Oncocyte accrued approximately $3.2 million in severance obligations for certain executive officers, in accordance with the severance benefit provisions of their respective employment and severance benefit agreements, primarily related to Oncocyte’s acquisition of Chronix Biomedical Inc. in 2021.

Indemnification

In the normal course of business, Oncocyte may provide indemnification of varying scope under Oncocyte’s agreements with other companies or consultants, typically Oncocyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Oncocyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Oncocyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Oncocyte’s diagnostic tests. Oncocyte’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from Oncocyte’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or license agreement to which they relate. The Purchase Agreement also contains provisions under which Oncocyte has agreed to indemnify Razor and Encore from losses and expenses resulting from breaches or inaccuracy of Oncocyte’s representations and warranties and breaches or nonfulfillment of Oncocyte’s covenants, agreements, and obligations under the Purchase Agreement. Oncocyte periodically enters into underwriting and securities sales agreements with broker-dealers in connection with the offer and sale of Oncocyte securities. The terms of those underwriting and securities sales agreements include indemnification provisions pursuant to which Oncocyte agrees to indemnify the broker-dealers from certain liabilities, including liabilities arising under the Securities Act, in connection with the offer and sale of Oncocyte securities. The potential future payments Oncocyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, Oncocyte has not been subject to any claims or demands for indemnification. Oncocyte also maintains various liability insurance policies that limit Oncocyte’s financial exposure. As a result, Oncocyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, Oncocyte has not recorded any liabilities for these agreements as of March 31, 2023 and December 31, 2022.

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

On April 12, 2023, Oncocyte announced a reduction in force involving approximately 20% of its workforce (the “April 2023 Reduction”), which management believes will extend Oncocyte’s cash runway in 2024. In connection with the April 2023 Reduction, we estimate that we will incur charges of approximately $0.3 million related to employee severance and benefits costs in the second quarter of 2023.

12. Related Party Transactions

Financing Transactions

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

On April 5, 2023, Oncocyte redeemed all of the 588.23529 shares of Series A Preferred Stock held by Mr. Gutfreund for $618,672.34.

Company Employee(s)

The Company employs the son of Andrew Arno, Chairman of the Board as its Senior Manager, Investor Relations, Corporate Planning & Development. As of March 31, 2023, the total compensation paid by the Company to Mr. Arno’s son since January 1, 2022 is approximately $0.1 million.

13. Loan Payable to Silicon Valley Bank

Amended Loan Agreement

On October 17, 2019, Oncocyte entered into a First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”) with Silicon Valley Bank (“the Bank”) pursuant to which Oncocyte obtained a new $3 million secured credit facility (“Tranche 1”), a portion of which was used to repay the remaining balance of approximately $400,000 on outstanding loans from the Bank, plus a final payment of $116,000, under the February 21, 2017 Loan Agreement. The credit line under the Amended Loan Agreement may be increased by an additional $2 million (“Tranche 2”) if Oncocyte obtains at least $20 million of additional equity capital, as was the case with the original Loan Agreement, and a positive final coverage determination is received from CMS for DetermaRx at a specified minimum price point per test (the “Tranche 2 Milestone”), and Oncocyte is not in default under the Amended Loan Agreement. As of March 31, 2023, Oncocyte had satisfied the Tranche 2 Milestone and was eligible to borrow the $2 million Tranche 2 funds. However, Oncocyte has not yet borrowed any funds under Tranche 2.

Payments of interest only on the principal balance were due monthly from the draw date through March 31, 2020, followed by 24 monthly payments of principal and interest, but the Bank has agreed to a deferral of principal payments, as discussed below. The outstanding principal balance of the loan will bear interest at a stated floating annual interest equal to the greater of (a) the prime rate or (b) 5% per annum. During August 2022, period in which the loan was paid off, the published prime rate was 5.5% per annum.

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

At maturity of the loan, Oncocyte agreed to pay the Bank an additional final payment fee of $200,000, which was recorded as a deferred financing charge in October 2019 and is being amortized to interest expense over the term of the loan using the effective interest method. As of March 31, 2023, there is no remaining unamortized deferred financing cost and the full principal balance of the loan in addition to the final payment fee have been paid off.

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

On October 17, 2019, in conjunction with Tranche 1 becoming available under the Amended Loan Agreement, Oncocyte issued a common stock purchase warrant to the Bank (the “2019 Bank Warrant”) entitling the Bank to purchase 98,574 shares of Oncocyte common stock at the initial “Warrant Price” of $1.69 per share through October 17, 2029. The number of shares of common stock issuable upon the exercise of the 2019 Bank Warrant will increase on the date of each draw, if any, on Tranche 2. The number of additional shares of common stock issuable upon the exercise of the 2019 Bank Warrant will be equal to 0.02% of Oncocyte’s fully diluted equity outstanding for each $1 million draw under Tranche 2. The Warrant Price for Tranche 2 warrant shares will be determined upon each draw of Tranche 2 funds and will be closing price of Oncocyte common stock on the NYSE American or other applicable market on the date immediately before the applicable date on which Oncocyte borrows funds under Tranche 2. The Bank may elect to exercise the 2019 Bank Warrant on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the 2019 Bank Warrant is being exercised by (A) the excess of the fair market value of the common stock over the applicable Warrant Price, divided by (B) the fair market value of the common stock. The fair market value of the common stock will be last closing or sale price on a national securities exchange, interdealer quotation system, or over-the-counter market. As of March 31, 2023, Oncocyte has not borrowed any funds under Tranche 2.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2023, Oncocyte was responsible for reimbursing LTC for $749,000 of certain development costs under the terms of the LTC Agreement.

15. April 2022 Offerings

Series A Preferred Stock Offering

On April 13, 2022, Oncocyte entered into the Securities Purchase Agreement with Investors, including Broadwood, in a registered direct offering of 11,765 shares of our Series A Preferred Stock, which shares of Series A Preferred Stock are convertible into a total of 7,689,542 shares of our common stock, at a conversion price of $1.53. The purchase price of each share of Series A Preferred Stock was $850, which included an original issue discount to the stated value of $1,000 per share. The rights, preferences and privileges of the Series A Preferred Stock are set forth in the Company’s Certificate of Determination, which the Company filed with the Secretary of State of the State of California. The Securities Purchase Agreement provides that the closing of the Series A Preferred Stock Offering will occur, subject to the satisfactory of certain closing conditions, in two equal tranches of $5,000,000 each for aggregate gross proceeds from both closings of $10,000,000. The first closing occurred on June 1, 2022, and Oncocyte received net proceeds of approximately $4.9 million from the Series A Preferred Stock issued from the first tranche. The second closing would occur, subject to the satisfactory of certain closing conditions (including but not limited to a requirement that the Company has not received, in the 12 months preceding the second closing, a notice from Nasdaq that the Company is not in compliance with the listing and maintenance and listing requirements of Nasdaq), on the earlier of (a) the second trading day following the date that Oncocyte receives notice from an Investor to accelerate the second closing and (b) a date selected by Oncocyte on or after October 8, 2022 and on or prior to March 8, 2023, the Outside Date. On August 9, 2022, Oncocyte received a letter from Nasdaq indicating that the Company no longer meets the minimum bid price requirement of Nasdaq Listing Rule 5450(a)(1) of the Nasdaq continued listing requirements. As a result, no additional proceeds were received from the second closing of the Securities Purchase Agreement prior to the Outside Date.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Series A Preferred Stock is convertible into shares of common stock at any time at the holder’s option. The conversion price will be subject to customary anti-dilution adjustments for matters such as stock splits, stock dividends and other distributions on common stock, and recapitalizations. The holder will be prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the shares of common stock then issued and outstanding (provided a holder may elect, at the first closing, to increase such beneficial ownership limitation solely as to itself up to 19.99% of the number of shares of common stock outstanding immediately after giving effect to the conversion, provided further that following the receipt of shareholder approval required by applicable Nasdaq rules with respect to the issuance of common stock that would exceed the beneficial ownership limitation, such beneficial ownership limitation will no longer apply to the holder if the holder notified the Company that the holder wishes the Company to seek such shareholder approval). On July 15, 2022, the Company received such shareholder approval to remove the beneficial ownership limitation with respect to the Series A Preferred Stock held by Broadwood. Oncocyte may force the conversion of up to one-third of the shares of Series A Preferred Stock originally issued, subject to customary equity conditions, if the daily volume weighted average price of our common stock for 20 out of 30 trading days exceeds 140% of the conversion price and on 20 out of the same 30 trading days the daily trading volume equals or exceeds 400,000 shares of our common stock. Oncocyte may only effect one forced conversion during any 30-trading day period.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Series A Preferred Stock dividend for all issued and outstanding shares is set at 6% per annum per share. As of March 31, 2023, the Company elected to accrete dividends of $299,000, with respect to shares of Series A Preferred Stock.

As of March 31, 2023, Oncocyte had 5,882.4 shares issued and outstanding. The future right or obligation associated with the Series A Preferred Stock to be issued in the second closing was written off since the second closing was not received as of March 31, 2023.

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

16. Assets Held for Sale and Discontinued Operations

Razor Disposal

On December 15, 2022, the Company entered into the Razor Stock Purchase Agreement with Dragon and Razor. Pursuant to the Razor Stock Purchase Agreement, Oncocyte agreed to sell, and Dragon agreed to purchase, 3,188,181 shares of common stock of Razor, which constitutes approximately 70% of the issued and outstanding equity interests of Razor on a fully-diluted basis. On February 16, 2023, Oncocyte completed the Razor Sale Transaction. In connection with the Razor Closing, Oncocyte transferred to Razor all of the assets and liabilities related to DetermaRx. While no monetary consideration was received for the sale of 70% of the equity interests of Razor, the transaction allows the Company to eliminate all development and commercialization costs with respect to DetermaRx. Following the Razor Closing, Oncocyte continues to own 1,366,364 shares of common stock of Razor, which constitutes approximately 30% of the issued and outstanding equity interests of Razor on a fully-diluted basis

In addition to the transfer of 70% of the equity interests of Razor, the Razor Stock Purchase Agreement provided that Dragon would purchase furniture, fixtures, and equipment from the Company for a cash consideration of $115,660. Upon the Razor Closing, the Company deconsolidated the assets and liabilities of Razor as control of Razor has transferred to Dragon.

During the quarter ended March 31, 2023, the Company recorded the final adjustment related to the disposal, including final working capital adjustments, and recorded a loss of $1.3 million during the quarter. Including the impairment losses we recognized as of December 31, 2022 related to this transaction, we recorded an overall loss of $27.2 million. The operating results for Razor have been recorded in discontinued operations of the accompanying unaudited condensed consolidated statements of operations for all periods presented, and we have reclassified their assets and liabilities as held for sale for the year ended December 31, 2022.

Laboratory equipment sold and held for sale

On January 31, 2023, the Company entered into an agreement to sell laboratory equipment for $0.2 million. As of March 31, 2023, the Company classified the equipment not yet sold as held for sale in current assets in the unaudited condensed consolidated balance sheet, as all the criteria of ASC subtopic 360-10, Property, Plant, and Equipment (“ASC 360-10”) have been met and the transaction was qualified as assets held for sale. The balance included in current assets held for sale related to this transaction was $0.2 million.

In March 2023, the Company entered into an agreement to auction equipment for $0.1 million net proceeds. The auction was finalized on March 21, 2023, and the Company recorded a loss of $0.3 million which is included in the loss on disposal and held-for-sale assets, on the unaudited condensed consolidated statement of operations.

On March 31, 2023, the Company entered into an agreement to sell laboratory equipment for $0.2 million. As a result, the Company classified the equipment as held for sale as current assets, in the unaudited condensed consolidated balance sheet, as all the criteria of ASC subtopic 360-10, Property, Plant, and Equipment (“ASC 360-10”) have been met and the transaction was qualified as assets held for sale. This equipment was written down to its fair value, less cost to sell, to $0.2 million in the unaudited condensed consolidated balance sheet. As a result of the expected sale, the Company recorded an impairment loss of $1.0 million on held-for-sale assets, in the unaudited condensed consolidated statement of operations. A portion of the held for sale equipment of $0.2 million was sold on April 20, 2023.

The Company classified its results of operations as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated statements of operations. We have retrospectively adjusted the amounts reported for the quarter ended March 31, 2022, in the following table to give effect to such reporting of discontinued operations. For the quarter ended March 31, 2023, discontinued operations reflect operating results of Razor up to the closing of the sale, while discontinued operations during the quarter ended March 31, 2022 reflect the operating result of Razor for the entire quarter.

The Company’s unaudited condensed consolidated balance sheets and consolidated statements of operations report discontinued operations separate from continuing operations. Our unaudited condensed consolidated statements of comprehensive income (loss), statements of shareholders’ equity and statements of cash flows combined continuing and discontinued operations. A summary of financial information related to the Company’s discontinued operations is as follows.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the results of the discontinued operation of Razor (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net revenue	$421	$1,044

Cost of revenues	507	1,824
Research and development	702	3,121
Sales and marketing	498	2,971
General and administrative	329	6
Loss from discontinued operations	1,311	-
Net loss from discontinued operations	$(2,926)	$(6,878)

The following table represents the carrying amounts of the held for sale related assets and liabilities as of March 31, 2023 and carrying amounts of the held for sale related assets and liabilities of discontinued operations as of December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$1,510
Accounts receivable	-	-
Prepaid expenses and other current assets	-	346
Machinery and equipment, net, and construction in progress	-	211
Intangible assets, net	-	25,920
Impairment of held for sale assets		(25,866)
Assets held for sale	421	-
TOTAL ASSETS	421	2,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$160	$492
Accrued compensation	-	248
Accrued expenses and other current liabilities	76	1,265
TOTAL LIABILITIES	236	2,005

The following table summarizes cash used related to Razor as of and for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(4,357)	$(5,532)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	$-	$(114)

17. Subsequent Events

Registered Direct Offering

On April 3, 2023, Oncocyte entered into an agreement with certain members of the Company’s board of directors, and several institutional and accredited investors, including Broadwood, the Company’s largest shareholder, and certain members of the Company’s board of directors (and certain of their affiliated parties), relating to their purchase of an aggregate of up to 45,562,425 shares of its common stock at an offering price of $0.3544 per share to board members and $0.30168 per share to the other investors participating in the offering. The offering is intended to be priced at-the-market for purposes of complying with applicable NASDAQ Listing Rules. The aggregate gross proceeds from the offering were approximately $13.9 million. The Company used approximately $1.1 million of the net proceeds to immediately redeem an aggregate of 1,064 shares of its Series A Preferred Stock and may thereafter elect to redeem additional shares.

Workforce Reduction

On April 12, 2023, Oncocyte announced the April 2023 Reduction involving approximately 20% of its workforce, which management believes will extend Oncocyte’s cash runway in 2024. In connection with the April 2023 Reduction, we estimate that we will incur charges of approximately $0.3 million related to employee severance and benefits costs in the second quarter of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements about any of the following: uncertainties associated with the recent coronavirus (COVID-19) pandemic, including its possible effects on our operations, the demand for our diagnostic tests and other laboratory tests and Pharma Services, and our ability to raise capital to finance our operations; our ability to efficiently and flexibly manage our business amid uncertainties related to COVID-19; any projections of earnings, revenue, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans, and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While Oncocyte may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Oncocyte estimates change and readers should not rely on those forward-looking statements as representing Oncocyte views as of any date subsequent to the date of the filing of this Quarterly Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and Oncocyte can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of Oncocyte. A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2022, and our other reports filed with the SEC from time to time.

The following discussion should be read in conjunction with Oncocyte’s unaudited condensed consolidated interim financial statements and the related notes provided under “Item 1- Financial Statements” above.

Recent Developments

Registered Direct Offering

On April 3, 2023, Oncocyte entered into an agreement with certain members of the Company’s board of directors, and several institutional and accredited investors, including Broadwood, the Company’s largest shareholder, and certain members of the Company’s board of directors (and certain of their affiliated parties), relating to their purchase of an aggregate of up to 45,562,425 shares of its common stock at an offering price of $0.3544 per share to board members and $0.30168 per share to the other investors participating in the offering. The offering is intended to be priced at-the-market for purposes of complying with applicable NASDAQ Listing Rules. The aggregate gross proceeds from the offering were approximately $13.9 million. The Company used approximately $1.1 million of the net proceeds to immediately redeem an aggregate of 1,064 shares of its Series A Preferred Stock and may thereafter elect to redeem additional shares.

Workforce Reduction

On April 12, 2023, Oncocyte announced the April 2023 Reduction involving approximately 20% of its workforce, which management believes will extend Oncocyte’s cash runway in 2024. In connection with the April 2023 Reduction, we estimate that we will incur charges of approximately $0.3 million related to employee severance and benefits costs in the second quarter of 2023.

Critical Accounting Policies and Estimates

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2023 to the matters that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, except as disclosed in Note 2 to our unaudited condensed consolidated interim financial statements included elsewhere in this Report.

For a summary of our critical accounting policies and estimates, refer to Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2022, which we filed with the Securities and Exchange Commission, or SEC, or our Annual Report. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2023.

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

The consequences of the COVID-19 pandemic have led to uncertainties related to our growth and our ability to forecast the demand for our diagnostic testing and Pharma Services and resulting revenues, as we have not had time to establish a base of customers, revenues or other relevant trends prior to the outbreak of COVID-19. . Resurgences in COVID-19 cases could cause additional deferrals of lung cancer surgeries during the course of the pandemic.

During the COVID-19 pandemic, we have not been, and may not be, able to maintain our preferred level of physician or customer outreach and marketing of our diagnostic testing and Pharma Services, which could negatively impact our potential new customers’ interest in our tests and services. Even if government and other COVID-19 related restrictions are relaxed and lung cancer surgeries are performed at or close to pre-pandemic levels, any growth and anticipated adoption of our diagnostic tests may not occur. Although we have not yet experienced COVID-19 related supply chain disruptions impacting our testing capacity, if the vendors of equipment and reagents used in our diagnostic laboratories experience supply, operational, or financial disruptions due to the COVID-19 pandemic, we could experience supply constraints in the future that could cause increased costs or delays in performing Pharma Services and in continuing the development of new diagnostic tests.

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

Operating Summary for the Three Months ended March 31, 2023 and 2022 (amounts in thousands, except percentage changes)

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change

Revenues	$297	$380	(83)	-22%
Cost of revenues	287	133	154	116%
Research and development expenses	2,127	2,007	120	6%
Sales and marketing expenses	695	266	429	161%
General and administrative expenses	3,412	5,647	(2,235)	-40%
Change in fair value of contingent consideration	(18,307)	(4,656)	(13,651)	293%
Impairment loss from intangible assets	4,950	0	4,950	100%
Loss on disposal and held for sale assets	1,283	0	1,335	100%
Income (loss) from operations	5,850	(3,017)	8,815	-292%
Other income (expense)	109	(396)	557	-141%
Income (loss) before income taxes	5,959	(3,413)	9,372	-275%
Income (loss) from continuing operations	5,959	(3,413)	9,372	-275%
Loss from discontinued operations	(2,926)	(6,878)	3,952	-57%
Net income (loss)	$3,033	$(10,291)	13,324	-129%

Results of Operations – Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022

Revenues from continuing operations decreased by $83,000 to $0.3 million for the three months ended March 31, 2023, as compared to $0.4 million in the comparable prior year quarter, due to increased revenues in pharma services.

Income before income taxes was $4.3 million for the three months ended March 31, 2023, and a loss before income taxes of $3.4 million for the three months ended March 31, 2022. Net change before income taxes was comprised primarily of the changes in operating expenses and other income and expenses from continuing operations as follows:

● Pharma Services revenue decreased by $0.1 million due to a decreased number of contracts performed during the period. Licensing revenue decreased by $0.1 million primarily due to end of Burning Rock revenues during the prior year.

● Cost of revenue and amortization of acquired intangibles increased $0.2 million to $0.3 million primarily due to increased labor and allocated overhead associated with performing our Pharma Services, as well as noncash amortization of acquired intangible assets such as our customer relationship intangible assets acquired as part of the Insight merger.

● Research and development expenses increased $0.1 million to $2.1 million, primarily due to continued development of DetermaIO, VitaGraft (formerly TheraSureTM Transplant Monitor), and DetermaCNI (formerly TheraSureTM - CNI Monitor).

● Sales and marketing expenses increased $0.4 million to $0.7 million primarily attributable to continued ramp in sales and marketing activities related to the transplant business, as well as support the commercialization efforts within oncology.

● General and administrative expenses decreased $2.2 million to $3.4 million, primarily due to increased consulting, and personnel expenses.

● Change in fair value of contingent considerations increased by $13.7 million, from a gain of $4.7 million to a gain of $18.3 million, due to changes in discount rates and revised estimates on the timing of possible future payouts.

● Other income was $0.2 million for the three months ended March 31, 2023 compared to an expense of $0.4 million for the three months ended March 31, 2022, change primarily due to unrealized gain and loss on marketable equity securities.

Revenues (amounts in thousands, except percentage changes)

As a result of the classification of the Company’s Razor’s operations to discontinued operations, all revenue derived from DetermaRx has been classified as discontinued operations. The remaining revenue for the periods presented below are derived from Pharma Services generated primarily by our wholly owned subsidiary, Insight.

The following table shows our revenues for the three months ended March 31, 2023 and 2022 (in thousands, except percentage change values).

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change

Revenues from continuing operations	$297	$380	(83)	-22%
Revenues from discontinuing operations	$421	$1,044	(623)	-60%
Total	$718	$1,424	(706)	-50%

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

Cost of revenues for Pharma Services varies depending on the nature, timing, and scope of customer projects.

Research and development expenses

A summary of the main drivers of the change in research and development expenses for the periods presented, is as follows (amounts in thousands, except percentage changes):

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change

Personnel-related expenses	$923	$815	$108	13%
Depreciation	363	66	297	451%
Share-based compensation	323	180	143	80%
Laboratory supplies and expenses	242	353	(111)	-31%
Facilities and insurance	138	105	33	31%
Professional fees, legal, and outside services	103	274	(171)	-62%
Clinical trials	23	182	(159)	-87%
Other	12	31	(19)	-61%
Total	$2,127	$2,007	$121	6%
% of Net Revenue	716%	528%		188%

We expect to continue to incur a significant amount of research and development expenses during the foreseeable future. As of March 31, 2023 we will continue development of DetermaIO and VitaGraft. Our future research and development efforts and expenses will also depend on the amount of capital that we are able to raise to finance those activities and whether we acquire rights to any new diagnostic tests. A portion of our costs for leasing and operating our CLIA laboratories in California and Tennessee, and in Germany with Chronix, will also be included in research and development expenses to the extent allocated to the development of our diagnostic tests.

The recent COVID-19 global pandemic has negatively impacted, and may continue to negatively impact, clinical trials of immunotherapies by pharma companies that may use DetermaIO in selecting patients for their trials. We may also commence our own clinical trials of DetermaIO if we develop that diagnostic test to the point where we determine that its use as a clinical diagnostic appears to be feasible.

Sales and marketing expenses

A summary of the main drivers of the change in sales and marketing expenses for the periods presented, is as follows (amounts in thousands, except percentage changes):

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change

Personnel-related expenses	$429	$139	$290	209%
Professional fees, legal, and outside services	94	87	7	8%
Share-based compensation	77	33	44	133%
Facilities and insurance	51	2	49	2450%
Marketing & Advertising	20	-	20	100%
Other	24	5	19	380%
Total	$695	$266	$429	161%
% of Net Revenue	234%	70%		164%

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

General and administrative expenses

A summary of the main drivers of the change in general and administrative expenses for the periods presented, is as follows (amounts in thousands, except percentage changes):

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change

Personnel-related expenses and board fees	$1,191	$2,337	$(1,146)	-49%
Share-based compensation	407	1,180	(773)	-66%
Professional fees, legal, and outside services	1,017	1,270	(253)	-20%
Facilities and insurance	673	698	(25)	-4%
Other	124	162	(38)	-23%
Total	$3,412	$5,647	$(2,235)	-40%
% of Net Revenue	1149%	1486%		-337%

Change in fair value of contingent consideration

We will pay contingent consideration if various payment milestones are triggered under the merger agreements through which we acquired Insight and Chronix. See Note 3 to our unaudited condensed consolidated interim financial statements included in this Report. Changes in the fair value of the contingent consideration will be based on our reassessment of the key assumptions underlying the determination of this liability as changes in circumstances and conditions occur from the Insight and Chronix acquisition dates to the reporting period being presented, with the subsequent change in fair value recorded as part of our consolidated loss from operations for that period. For the three months ended March 31, 2023, we recorded a gain of approximately $18.3 million related to the decrease in the fair value of contingent consideration primarily attributable to change in discount rates and a revised estimate of the timing of the possible future payouts.

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

Income taxes

Oncocyte did not record any provision or benefit for income taxes for the three months ended March 31, 2022 and March 31, 2023, as Oncocyte had a full valuation allowance for the periods presented.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. We established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from our net operating loss carry-forwards and other deferred tax assets.

Liquidity and Capital Resources

Since formation, we have financed our operations primarily through the sale of our common stock, preferred stock and warrants. We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $257.6 million at March 31, 2023. We expect to continue to incur operating losses and negative cash flows for the near future.

At March 31, 2023, we had $11.8 million of cash and cash equivalents, and held shares of Lineage and AgeX common stock as marketable equity securities valued at $0.6 million. In 2022, we raised approximately $30,000 in net cash proceeds through sales of shares of our common stock through the ATM Offering. On June 1, 2022, Oncocyte received net proceeds of approximately $4.9 million from the Series A Preferred Stock issued from the first tranche of the Series A Preferred Stock Offering. On April 19, 2022, Oncocyte received net proceeds of approximately $32.8 million from the Underwritten Offering of 26,266,417 shares of common stock and 26,266,417 shares of April 2022 Warrants to purchase up to 13,133,208.5 shares of common stock. See Notes 1 and 15 for additional information about the April 2022 Offerings.

On April 3, 2023 the Company entered into an agreement with certain members of the Company’s board of directors, and several institutional and accredited investors, including Broadwood, the Company’s largest shareholder, relating to their purchase of an aggregate of up to 45,562,425 shares of its common stock at an offering price of $0.3544 per share to board members and $0.30168 per share to the other investors participating in the offering. The offering is intended to be priced ‘at-the market’ for purposes of complying with applicable NASDAQ Listing Rules. The aggregate gross proceeds from the offering were approximately $13.9 million before deducting offering expenses payable by the Company. The Company used approximately $1.1 million of the net proceeds to immediately redeem an aggregate of 1,064 shares of its Series A Preferred Stock and may thereafter elect to redeem additional shares.

Although it is difficult to predict the Company’s liquidity requirements, based upon the Company’s current operating plan, management believe that it will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the issuance of the condensed consolidated financial statements. The Company anticipates that it will continue to incur net losses for the foreseeable future as it continues the development its various programs and incurs additional costs associated with being a public company.

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

Cash used in operations

During the three months ended March 31, 2023, our total research and development expenses from continuing operations were $2.1 million, our sales and marketing expenses were $0.7 million, and our general and administrative expenses were $3.4 million. We also incurred $0.3 million in cost of revenues, including $22,000 amortization of intangible expenses, in the first three months of 2023. Net income for the three months ended March 31, 2023 amounted to $3.0 million and net cash used in operating activities amounted to $9.7 million. Our cash used in operating activities during the three months ended March 31, 2023 does not include the following noncash items: $0.8 million in stock-based compensation; $18.3 million in gain from change in fair value of contingent consideration; $4.95 million loss from intangible asset impairment; $1.3 million loss on disposal and held for sale assets; $0.5 million in depreciation and amortization expenses; and $0.1 million in unrealized gain on marketable equity securities. Changes in operating assets and liabilities were approximately $2.0 million as an additional use of cash.

Cash provided by financing activities

During the three months ended March 31, 2023, net cash used in financing activities was $28,000, attributable to repayments of principal on financing lease obligations.

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”). Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Following this review and evaluation, the principal executive officer and principal financial officer determined that our disclosure controls and procedures were not effective as of March 31, 2023 as a result of the material weaknesses discussed below, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer, and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Previously Identified Material Weaknesses in Internal Control over Financial Reporting

In connection with the audit as of and for the year ended December 31, 2022, we previously identified material weaknesses in our internal control over financial reporting. The material weaknesses were related to design and maintain effective controls to address the initial application of complex accounting standards and accounting treatment of non-routine, unusual or complex events and transactions.

In response to the material weaknesses, management completed the following remediation actions:

●	We continue to design and implement controls to address the identification, accounting for, and review of non-routine, unusual or complex and initial applications of complex accounting standards, including the continued engagement of external consultants to provide support and to assist us in our evaluation of such transactions.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that a number of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in routine litigation incidental to the conduct of our business. We are not presently involved in any material litigation or proceedings, and to our knowledge no such litigation or proceedings are contemplated.

Item 1A. Risk Factors

Our business, financial condition, results of operations and future growth prospects are subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 12, 2023 (the “2022 Form 10-K”), which we encourage you to review. There have been no material changes from the risk factors disclosed in the 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Numbers	Exhibit Description

31.1*	Certification of Joshua Riggs, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2022

31.2*	Certification of Anish John, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2022

32.1**	Certifications of Joshua Riggs, President and Chief Financial Officer, and Anish John, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2022

101*	Interactive Data Files

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

ONCOCYTE CORPORATION

Date: May 12, 2023	/s/ Joshua Riggs
Joshua Riggs
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2023	/s/ Anish John
Anish John
Chief Financial Officer (Principal Financial Officer)

