Form 10-Q
period 2023-06-30
Oncocyte Corp
filed 2023-08-10
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 1-37648

Oncocyte Corporation

(Exact name of registrant as specified in its charter)

California	27-1041563
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

The number of shares of common stock outstanding as of August 3, 2023 was 8,240,928.

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

Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those discussed in this Report under Item 1 of the Notes to Condensed Consolidated Interim Financial Statements, under Risk Factors in this Report and those Risk Factors in Part I, Item 1A of our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”). Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

DetermaIO™, DetermaCNI™, and VitaGraft™ are trademarks of Oncocyte Corporation, regardless of whether the “™” symbol accompanies the use of or reference to the applicable trademark in this Report.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

ONCOCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,368	$19,993
Accounts receivable, net of allowance of $178 and $154, respectively	1,716	2,012
Marketable equity securities	530	433
Prepaid expenses and other current assets	1,179	977
Assets held for sale	191	-
Current assets of discontinuing operations	-	2,121
Total current assets	20,984	25,536

NONCURRENT ASSETS
Right-of-use and financing lease assets, net	1,891	2,088
Machinery and equipment, net, and construction in progress	5,997	8,763
Intangible assets, net	56,639	61,633
Restricted cash	1,700	1,700
Other noncurrent assets	329	371
TOTAL ASSETS	$87,540	$100,091

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$875	$1,253
Accrued compensation	1,301	1,771
Accrued expenses and other current liabilities	2,196	3,839
Accrued severance from acquisition	2,314	2,314
Accrued liabilities from acquisition	109	109
Right-of-use and financing lease liabilities, current	737	815
Current liabilities of discontinuing operations	135	2,005
Total current liabilities	7,667	12,106

NONCURRENT LIABILITIES
Right-of-use and financing lease liabilities, noncurrent	2,398	2,729
Contingent consideration liabilities	29,150	45,662

TOTAL LIABILITIES	39,215	60,497

Commitments and contingencies

Series A Redeemable Convertible Preferred Stock, no par value; stated value $1,000 per share; 5 and 6 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively; aggregate liquidation preference of $5,140 and $6,091 as of June 30, 2023 and December 31, 2022, respectively	4,725	5,302

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 230,000 shares authorized; 8,241 and 5,932 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	309,535	294,929
Accumulated other comprehensive income	41	39
Accumulated deficit	(265,976)	(260,676)
Total shareholders’ equity	43,600	34,292
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$87,540	$100,091

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net revenue	$463	$237	$760	$617

Cost of revenues	169	183	434	288
Cost of revenues – amortization of acquired intangibles	22	23	44	51
Gross profit	272	31	282	278

Operating expenses:
Research and development	2,435	2,444	4,562	4,451
Sales and marketing	805	127	1,500	393
General and administrative	3,531	5,445	6,943	11,092
Change in fair value of contingent consideration	1,795	(6,359)	(16,512)	(11,015)
Impairment loss from intangible assets	-	-	4,950	-
Loss on disposal and held for sale assets	-	-	1,283	-
Total operating expenses	8,566	1,657	2,726	4,921

Loss from operations	(8,294)	(1,626)	(2,444)	(4,643)

OTHER INCOME (EXPENSES), NET
Interest income (expenses), net	1	(21)	(9)	(51)
Unrealized gain (loss) on marketable equity securities	(24)	5	97	(325)
Other income (expenses), net	(16)	278	(18)	242
Total other income (expenses), net	(39)	262	70	(134)

LOSS BEFORE INCOME TAXES	(8,333)	(1,364)	(2,374)	(4,777)

Loss from continuing operations	(8,333)	(1,364)	(2,374)	(4,777)
Loss from discontinuing operations	-	(6,936)	(2,926)	(13,814)

NET LOSS	$(8,333)	$(8,300)	$(5,300)	$(18,591)

LESS: DIVIDENDS AND ACCRETION OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK	$(311)	$(72)	$(541)	$(72)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC AND DILUTED	$(8,644)	$(8,372)	$(5,841)	$(18,663)

Net loss from continuing operations per share: basic and diluted	$(1.03)	$(0.24)	$(0.34)	$(0.93)
Net loss from discontinuing operations per share: basic and diluted	$-	$(1.23)	$(0.42)	$(2.69)
Net loss per share: basic and diluted	$(1.07)	$(1.48)	$(0.83)	$(3.63)

Weighted average shares outstanding: basic and diluted	8,090	5,652	7,030	5,135

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

5

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

NET LOSS	$(8,333)	$(8,300)	$(5,300)	$(18,591)
Foreign currency translation adjustments	(2)	(7)	2	(6)
COMPREHENSIVE LOSS	$(8,335)	$(8,307)	$(5,298)	$(18,597)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended June 30, 2023
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Comprehensive Income	Deficit	Equity
Balance at March 31, 2023	5,882	$5,532	5,964	$295,533	$43	$(257,643)	$37,933
Net Loss	-	-	-	-	-	(8,333)	(8,333)
Foreign currency translation adjustment	-	-	-	-	(2)	-	(2)
Stock-based compensation	-	-	-	834	-	-	834
Vesting of bonus awards	-	-	-	58	-	-	58
Sale of common shares, net of financing costs	-	-	2,266	13,421	-	-	13,421
Deemed dividend on Series A redeemable convertible preferred stock	-	-	-	(118)	-	-	(118)
Redemption of Series A redeemable convertible preferred stock	(1,064)	(1,000)	-	-	-	-	-
Shares issued upon vesting of RSU	-	-	11		-	-	-
Accretion of Series A convertible preferred stock to redemption value	-	193	-	(193)	-	-	(193)
Balance at June 30, 2023	4,818	$4,725	8,241	$309,535	$41	$(265,976)	$43,600

	Three Months Ended June 30, 2022
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Comprehensive Income	Deficit	Equity
Balance at March 31, 2022	-	$-	4,612	$254,994	$38	$(198,065)	$56,967
Net Loss	-	-	-	-	-	(8,300)	(8,300)
Foreign currency translation adjustment	-	-	-	-	(7)	-	(7)
Stock-based compensation	-	-	-	2,232	-	-	2,232
Issuance of common shares, including at-the-market transactions, net of financing costs and underwriting discounts	-	-	1,313	32,423	-	-	32,423
Shares issued upon vesting of RSU, net of shares retired to pay employees’ taxes	-	-	5	-	-	-	-
Issuance of Series A redeemable convertible preferred stock, net of financing costs	11,765	4,782	-	-	-	-	-
Accretion of Series A convertible preferred stock to redemption value	-	72	-	-	-	(72)	(72)
Balance at June 30, 2022	11,765	$4,854	5,930	$289,649	$31	$(206,437)	$83,243

	Six Months Ended June 30, 2023
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Comprehensive Income	Deficit	Equity
Balance at December 31, 2022	5,882	$5,302	5,932	$294,929	$39	$(260,676)	$34,292
Net Loss	-	-	-	-	-	(5,300)	(5,300)
Foreign currency translation adjustment	-	-	-	-	2	-	2
Stock-based compensation	-	-	-	1,668	-	-	1,668
Vesting of bonus awards	-	-	-	58	-	-	58
Sale of common shares, net of financing costs	-	-	2,266	13,421	-	-	13,421
Deemed dividend on Series A redeemable convertible preferred stock	-	-	-	(118)	-	-	(118)
Shares issued upon vesting of RSU	-	-	43	-	-	-	-
Redemption of Series A redeemable convertible preferred stock	(1,064)	(1,000)	-	-	-	-	-
Accretion of Series A convertible preferred stock to redemption value	-	423	-	(423)	-	-	(423)
Balance at June 30, 2023	4,818	$4,725	8,241	$309,535	$41	$(265,976)	$43,600

	Six Months Ended June 30, 2022
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Comprehensive Income	Deficit	Equity
Balance at December 31, 2021	-	$-	4,612	$252,954	$37	$(187,774)	$65,217
Net Loss	-	-	-	-	-	(18,591)	(18,591)
Foreign currency translation adjustment	-	-	-	-	(6)	-	(6)
Stock-based compensation	-	-	-	4,242	-	-	4,242
Issuance of common shares, including at-the-market transactions, net of financing costs and underwriting discounts	-	-	1,314	32,453	-	-	32,453
Shares issued upon vesting of RSU, net of shares retired to pay employees’ taxes	-	-	4	-	-	-	-
Issuance of Series A redeemable convertible preferred stock, net of financing costs	11,765	4,782	-	-	-	-	-
Accretion of Series A convertible preferred stock to redemption value	-	72	-	-	-	(72)	(72)
Balance at June 30, 2022	11,765	$4,854	5,930	$289,649	$31	$(206,437)	$83,243

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,300)	$(18,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	885	671
Amortization of intangible assets	44	1,904
Stock-based compensation	1,668	4,242
Unrealized (gain) loss on marketable equity securities	(97)	325
Amortization of debt issuance costs	-	11
Change in fair value of contingent consideration	(16,512)	(11,015)
Change in fair value of Series A redeemable convertible preferred stock second tranche obligation	-	(305)
Impairment loss from intangible assets	4,950	-
Loss on disposal of discontinued operations	149	-
Loss on disposal and held for sale assets	1,283	-

Changes in operating assets and liabilities:
Accounts receivable	296	(365)
Prepaid expenses and other assets	376	(773)
Accounts payable and accrued liabilities	(4,319)	239
Accrued severance and liabilities from Chronix Biomedical acquisition	-	(817)
Lease liabilities	(118)	(50)
Assets held for sale	191	-
Net cash used in operating activities	(16,504)	(24,524)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	123	-
Construction in progress and purchases of furniture and equipment	-	(2,679)
Net cash provided by (used in) investing activities	123	(2,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	13,848	32,812
Financing costs to issue common shares	(427)	(389)
Proceeds from sale of redeemable convertible Series A preferred shares	-	4,875
Redemption of redeemable convertible Series A preferred shares	(1,118)	-
Financing costs to issue redeemable convertible Series A preferred shares	-	(93)
Proceeds from sale of common shares under at-the-market transactions	-	31
Financing costs for at-the-market sales	-	(1)
Repayment of loan payable	-	(750)
Repayment of financing lease obligations	(57)	(51)
Net cash provided by financing activities	12,246	36,434

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4,135)	9,231

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING	23,203	37,305
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING	$19,068	$46,536

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$21

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Construction in progress, machinery and equipment purchases included in accounts payable, accrued liabilities and landlord liability	$16	$1,331

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ONCOCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization, Description of the Business and Liquidity

Oncocyte Corporation (“Oncocyte,” the “Company,” “we” or “us”), incorporated in 2009 in the state of California, is a precision diagnostics company focused on developing and commercializing proprietary tests in three areas: DetermaIO is a gene expression test that assesses the tumor microenvironment to predict response to immunotherapies, VitaGraft is a blood-based solid organ transplantation monitoring test, and DetermaCNI is a blood-based monitoring tool for monitoring therapeutic efficacy in cancer patients.

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

As a result of the divestiture of Razor, the Company has retrospectively revised the condensed consolidated statements of operations for the periods ended June 30, 2022, to reflect the operations and cash flows of Razor as discontinued operations and the related assets and liabilities disposed. See Note 16 for additional information about assets held for sale and discontinued operations.

On February 16, 2023, Oncocyte completed the Razor Sale Transaction (the “Razor Closing”). In connection with the Razor Closing, Oncocyte transferred to Razor all of the assets and liabilities related to DetermaRx. While no monetary consideration was received for the sale of 70% of the equity interests of Razor, the transaction allowed the Company to eliminate all development and commercialization costs with respect to DetermaRx. Following the Razor Closing, Oncocyte continues to own 1,366,364 shares of common stock of Razor, which constitutes approximately 30% of the issued and outstanding equity interests of Razor on a fully-diluted basis. See Note 16 for a full discussion of the Razor Sale Transaction.

On July 24, 2023, the Company implemented a 1-for-20 reverse stock split of the outstanding shares of its common stock. The par value per share and the authorized number of shares of common stock and preferred stock were not adjusted as a result of the reverse stock split. All common stock share and per-share amounts for all periods presented in these condensed financial statements have been adjusted to reflect the reverse stock split. The number of authorized shares of common stock remains at 230 million shares.

Liquidity

Oncocyte has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $266.0 million as of June 30, 2023. Oncocyte expects to continue to incur operating losses and negative cash flows for the foreseeable future. Since its formation, Oncocyte has financed its operations primarily through the sale of shares of its common stock, convertible preferred stock and warrants to acquire common stock.

As of June 30, 2023, Oncocyte had $17.4 million of cash and cash equivalents and held shares of Lineage Cell Therapeutics, Inc. (“Lineage”) and AgeX Therapeutics, Inc. (“AgeX”) common stock as marketable equity securities with a combined fair market value of $0.5 million.

On June 11, 2021, Oncocyte entered into an at-the-market sales agreement with BTIG, LLC as sales agent and/or principal (the “Agent” or “BTIG”) pursuant to which Oncocyte may sell up to an aggregate of $50,000,000 of shares of Oncocyte common stock from time to time through the Agent (the “ATM Offering”).

Between July 1, 2021 and June 30, 2023, Oncocyte sold 56,167 shares of common stock at an average offering price of $111.60 per share, for gross proceeds of approximately $6.27 million through the ATM Offering. The most recent sale of common stock through the ATM Offering took place in January 2022. Oncocyte will need to raise additional capital to finance its operations, including the development and commercialization of its cancer diagnostic and other tests, until such time as it is able to generate sufficient revenues from the commercialization of one or more of its laboratory tests and other tests, and performing Pharma Services to cover its operating expenses.

On April 13, 2022, Oncocyte entered into a securities purchase agreement (the “Securities Purchase Agreement”) with institutional accredited investors (the “Investors”), including Broadwood Partners, L.P. (“Broadwood”), Oncocyte’s largest shareholder, in a registered direct offering of 11,765 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), which are convertible into a total of 384,477 shares of common stock, at a conversion price of $30.60 (the “Series A Preferred Stock Offering”). The purchase price of each share of Series A Preferred Stock was $850, which included an original issue discount to the stated value of $1,000 per share. The Securities Purchase Agreement provides that the closing of the Series A Preferred Stock Offering will occur, subject to the satisfaction of certain closing conditions, in two equal tranches of $5,000,000 each for aggregate gross proceeds from both closings of $10,000,000. The first closing occurred on June 1, 2022, and Oncocyte received net proceeds of approximately $4.9 million from the Series A Preferred Stock issued from the first tranche. The second closing would occur, subject to the satisfaction of certain closing conditions (including but not limited to a requirement that the Company has not received, in the 12 months preceding the second closing, a notice from The Nasdaq Stock Market LLC (“Nasdaq”) that the Company is not in compliance with the listing and maintenance and listing requirements of Nasdaq), on the earlier of (a) the second trading day following the date that Oncocyte receives notice from an Investor to accelerate the second closing and (b) a date selected by Oncocyte on or after October 8, 2022 and on or prior to March 8, 2023. On August 9, 2022, Oncocyte received a letter from Nasdaq indicating that the Company no longer met the minimum bid price requirement of the Nasdaq continued listing requirements. Accordingly as of June 30, 2023, no additional proceeds are expected from the second closing of the Securities Purchase Agreement. On August 8, 2023, the Company received a letter from Nasdaq indicating that the Company had regained compliance with the minimum bid price requirement of the Nasdaq continued listing requirements. See Note 15 for additional information about the Series A Preferred Stock Offering.

Further, on April 13, 2022, Oncocyte entered into an underwriting agreement (the “Underwriting Agreement”) with BTIG, LLC, as representative of the underwriters named therein (the “Underwriters”), pursuant to which Oncocyte issued and sold to the Underwriters an aggregate of 1,313,320 shares of common stock, and 1,313,320 warrants to purchase up to 656,660 shares of common stock (“April 2022 Warrants”) (the “Underwritten Offering,” and collectively with the Series A Preferred Stock Offering, the “April 2022 Offerings”). The Underwritten Offering closed on April 19, 2022, and Oncocyte received net proceeds of approximately $32.8 million from the Underwritten Offering. See Note 15 for additional information about the Underwritten Offering.

On April 3, 2023, Oncocyte entered into an agreement with certain members of the Company’s board of directors, and several institutional and accredited investors, including Broadwood, the Company’s largest shareholder, relating to their purchase of an aggregate of up to 2,278,121 shares of its common stock at an offering price of $7.08 per share to board members and $6.03 per share to the other investors participating in the offering. The offering was intended to be priced at-the-market for purposes of complying with applicable Nasdaq Listing Rules. The aggregate gross proceeds from the offering were approximately $13.9 million. The Company used approximately $1.1 million of the net proceeds to immediately redeem an aggregate of 1,064 shares of its Series A Preferred Stock and may thereafter elect to redeem additional shares.

As of June 30, 2023, Oncocyte is completing clinical development and planning commercialization of DetermaIO, although DetermaIO is currently available for biopharma diagnostic development and research use only as a companion test in immunotherapy drug development to select patients for clinical trials; and the clinical launch of VitaGraft. While Oncocyte plans to primarily market its laboratory tests in the United States through its own sales force, it is also beginning to make marketing arrangements with distributors in other countries. In order to reduce capital needs and to expedite the commercialization of any new laboratory tests that may become available for clinical use, Oncocyte may also pursue marketing arrangements with other diagnostic companies through which Oncocyte might receive licensing fees and royalty on sales, or through which it might form a joint venture to market its tests and share in net revenues, in the United States or abroad.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated interim financial statements included in this Report are issued. This evaluation initially does not take into consideration the potential mitigating effect of our plans that have not been fully implemented as of the date the unaudited condensed consolidated interim financial statements included in this Report are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of its plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of our plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that such financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that such financial statements are issued. In performing this analysis, we excluded certain elements of our operating plan that cannot be considered probable.

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management intends to complete additional equity financings and reduce spending in the remainder of fiscal 2023 and in 2024. However, due to several factors, including those outside management’s control, there can be no assurance that we will be able to complete additional equity financings. If we are unable to complete additional financings, management’s plans include further reducing or delaying operating expenses. We have concluded the likelihood that our plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least twelve months from the date of issuance of these unaudited condensed consolidated interim financial statements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated interim financial statements presented herein, and discussed below, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In accordance with those rules and regulations, certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheets as of December 31, 2022 was derived from the audited consolidated financial statements at that date. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Oncocyte’s Annual Report on Form 10-K for the year ended December 31, 2022. The unaudited condensed consolidated interim financial statements presented herein as of June 30, 2023 is not representative of the full fiscal year or any future periods.

Principles of consolidation

On January 31, 2020, with the acquisition of Insight Genetics, Inc. (“Insight”) through a merger with a newly incorporated wholly owned subsidiary of Oncocyte (the “Insight Merger”) under the terms of an Agreement and Plan of Merger (the “Insight Merger Agreement”), Insight became a wholly owned subsidiary of Oncocyte, and on that date Oncocyte began consolidating Insight’s operations and results with Oncocyte’s operations and results (see Note 3).

On February 24, 2021, with the acquisition of the remaining equity interests in Razor, Razor became a wholly owned subsidiary of Oncocyte, and on that date Oncocyte began consolidating Razor’s results with Oncocyte’s operations and results (see Note 3).

On April 15, 2021, with the acquisition of Chronix Biomedical, Inc. (“Chronix”) pursuant to an Agreement and Plan of Merger dated February 2, 2021, amended February 23, 2021, and amended and restated as of April 15, 2021 (as amended and restated, the “Chronix Merger Agreement”), by and among Oncocyte, CNI Monitor Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Oncocyte (“Merger Sub”), Chronix became a wholly owned subsidiary of Oncocyte (the “Chronix Merger”), and on that date Oncocyte began consolidating Chronix’s operations and results with Oncocyte’s operations and results (see Note 3).

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

The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of June 30, 2023 (in thousands):

	As of June 30, 2023
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Assets:
Marketable equity securities	$530	$530	$-	$-
Total	$530	$530	$-	$-

Liabilities:
Contingent consideration liabilities	$29,150	$-	$-	$29,150
Total	$29,150	$-	$-	$29,150

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

Cash, cash equivalents, and restricted cash

The Company’s reconciliation of cash and cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows were as follows (in thousands):

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$17,368	$19,993
Restricted cash	1,700	1,700
Cash from discontinuing operations	-	1,510
Cash, cash equivalents and restricted cash shown in the statements of cash flows	$19,068	$23,203

Assets Held for Sale and Discontinued Operations

As of June 30, 2023, the Company classified laboratory equipment previously presented in machinery and equipment as held for sale in current assets, in the unaudited condensed consolidated balance sheet, as all the criteria of ASC subtopic 360-10, Property, Plant, and Equipment (“ASC 360-10”) have been met and the transaction was qualified as assets held for sale.

During the six months ended June 30, 2023, the Company entered into various agreements to sell laboratory equipment for an aggregate amount of $0.6 million. As a result, the Company classified the equipment as held for sale as current assets, in the unaudited condensed consolidated balance sheet, as all the criteria of ASC subtopic 360-10, Property, Plant, and Equipment (“ASC 360-10”) have been met and the transaction was qualified as assets held for sale. The equipment was written down to its fair value, less cost to sell, to $0.2 million in the unaudited condensed consolidated balance sheet. As a result of the sale, the Company recorded an impairment loss of $1.3 million on held-for-sale assets, in the unaudited condensed consolidated statement of operations.

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

Oncocyte does not have intangible assets with indefinite useful lives other than goodwill and the acquired IPR&D discussed in Notes 3 and 4. As of June 30, 2023, goodwill has been fully impaired and acquired IPR&D has been partially impaired.

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

As of June 30, 2023, Oncocyte had accounts receivable of $1.6 million from Medicare and Medicare Advantage covered DetermaRx tests (see Note 7).

We maintain an allowance for expected credit losses at an amount we estimate to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. We base this allowance, in the aggregate, on historical collection experience, age of receivables and general economic conditions. Our bad debts have not been material and have been within management expectations. During the first quarter of 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-10, which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures. As of June 30, 2023 and December 31, 2022, we had a credit loss reserve of $0.2 million.

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

Oncocyte establishes credit loss reserve accounts based on the evaluation of the collectability of its Pharma Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, reasonable and supportable forecast that affect the collectability of the reported amount, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. Oncocyte continuously monitors collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the credit loss reserve accounts. As of June 30, 2023, Oncocyte has not recorded any losses or credit loss reserve accounts on its account receivables from Pharma Services.

As of June 30, 2023, Oncocyte had accounts receivable from Pharma Services customers of $0.3 million, as compared to $0.3 million as of December 31, 2022 (see Note 7). As of June 30, 2023 and December 31, 2022, we have not reserved a credit loss reserve for Pharma Services accounts receivables.

Licensing revenue

Revenues recognized include licensing revenue derived from agreements with customers for exclusive rights to market Oncocyte’s proprietary testing technology. Under the agreements, Oncocyte grants exclusive rights to certain trademarks and technology of Oncocyte for the purpose of marketing Oncocyte’s tests within a defined geographic territory. A license agreement may specify milestone deliverables or performance obligations, for which Oncocyte recognizes revenue when its licensee confirms the completion of Oncocyte’s performance obligation. A licensing agreement may also include ongoing sales support from Oncocyte and typically includes non-refundable licensing fees and per-test Pharma Services revenues discussed above, for which Oncocyte treats the licensing of the technology, trademarks, and ongoing support as a single performance obligation satisfied by the passage of time over the term of the agreement.

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

All common stock equivalents are antidilutive because Oncocyte reported a net loss for all periods presented. The following table presents the calculation of basic and diluted loss per share of common stock (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to Oncocyte Corporation	$(8,333)	$(8,300)	$(5,300)	$(18,591)
Dividend on Series A redeemable convertible preferred stock	(76)	(29)	(166)	(29)
Accretion of Series A redeemable convertible preferred stock	(117)	(43)	(257)	(43)
Deemed dividend on Series A redeemable convertible preferred stock	(118)	-	(118)	-
Net loss attributable to common stockholders - Basic and Diluted	$(8,644)	$(8,372)	$(5,841)	$(18,663)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders - Basic and Diluted	8,090	5,652	7,030	5,135

Basic and diluted net loss per common share	$(1.07)	$(1.48)	$(0.83)	$(3.63)

Anti-dilutive potential common shares excluded from the computation of diluted net loss per common share:
Stock options	483	731	549	657
RSUs	7	-	10	-
Warrants	820	845	820	845
Series A redeemable convertible preferred stock	5	6	5	6
Total	1,315	1,582	1,384	1,508

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

As of June 30, 2023 and December 31, 2022, Oncocyte held 353,264 and 35,326 shares of common stock of Lineage and AgeX, respectively, as marketable equity securities had a combined fair market value of $0.5 million and $0.4 million, respectively.

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

The fair value of the Contingent Consideration after the Insight Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s condensed consolidated statements of operations. As of June 30, 2023, based on Oncocyte’s reassessment of the significant assumptions noted above, there was a decrease of approximately $2.5 million to the fair value of the Contingent Consideration primarily attributable to revised estimates of the timing of the possible future payouts and, accordingly, this decrease was recorded as change in fair value of contingent consideration in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2023.

The following tables reflect the activity for Oncocyte’s Contingent Consideration for the six months ended June 30, 2023 and 2022, measured at fair value using Level 3 inputs (in thousands):

Fair Value
Balance at December 31, 2021	$7,060
Change in estimated fair value	1,400
Balance at June 30, 2022	$8,460

Fair Value
Balance at December 31, 2022	$5,370
Change in estimated fair value	(2,500)
Balance at June 30, 2023	$2,870

Contingent consideration is not deductible for tax purposes, even if paid; therefore, no deferred tax assets related to the Contingent Consideration were recorded.

Asset acquisition of Razor Genomics, Inc.

On February 24, 2021, Oncocyte completed the purchase of all the issued and outstanding shares of common stock of Razor. As a result of Oncocyte is the sole shareholder of Razor.

On December 15, 2022, the Company entered into a Stock Purchase Agreement in which the Company agreed to sell approximately 70% of the issued and outstanding equity interest of Razor on a fully-diluted basis. On February 16, 2023, the sale of Razor was completed. See Note 16 for additional information.

Development Agreement

On December 31, 2019, in connection with Oncocyte’s purchase of 25% of the outstanding equity of Razor, Oncocyte entered into a Development Agreement with Razor and Encore Clinical, Inc. (“Encore”), a former stockholder of Razor (the “Development Agreement”). Under the Development Agreement, Razor reserved as a “Clinical Trial Expense Reserve” $4.0 million of the proceeds it received at the Initial Closing from the sale of the Razor Preferred Stock to Oncocyte, to fund Razor’s share of costs incurred in connection with a clinical trial of DetermaRx for purposes of promoting commercialization.

The Development Agreement was terminated on February 16, 2023 in connection with the Razor Stock Purchase Agreement. See Note 16 for more details regarding the Razor Stock Purchase Agreement.

Sublicense Agreement

On December 31, 2019, in connection with Oncocyte’s purchase of 25% of the outstanding equity of Razor, Oncocyte entered into a Sublicense and Distribution Agreement with Razor and Encore Clinical, Inc. (“Encore”), a former stockholder of Razor (the “Sublicense Agreement”). Under the Sublicense Agreement, Razor granted to Oncocyte an exclusive worldwide sublicense under certain patent rights applicable to DetermaRx in the field of use covered by the applicable license held by Razor for purposes of commercialization and development of DetermaRx.

The Sublicense Agreement was terminated on February 16, 2023 in connection with the Razor Stock Purchase Agreement. See Notes 16 for more details regarding the Razor Stock Purchase Agreement.

Acquisition of Chronix Biomedical, Inc.

On April 15, 2021 (the “Chronix Merger Date”), Oncocyte completed its acquisition of Chronix pursuant the Chronix Merger Agreement.

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

On February 8, 2023, the Company and equity holder representative entered into Amendment No. 1 to the Merger Agreement (the “Chronix Amendment”), pursuant to which the parties agreed that (i) Chronix’s equity holders will be paid earnout consideration of 10% of net collections for sales of specified tests and products, until the expiration of intellectual property related to such tests and products, (ii) Chronix’s equity holders will be paid 5% of the gross proceeds received from any sale of all or substantially all of the rights, titles, and interests in and to Chronix’s patents for use in transplantation medicine to such third party, and (iii) the Chronix Milestone Payments, 15% Royalty Payments and Transplant Sale Payment obligations were eliminated.

The fair value of the Chronix Contingent Consideration after the Chronix Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s condensed consolidated statements of operations. As of June 30, 2023, based on Oncocyte’s reassessment of the significant assumptions noted above, there was a decrease of approximately $14.0 million to the fair value of the Contingent Consideration primarily attributable to revised estimates of the timing of the possible future payouts and, accordingly, this decrease was recorded as a change in fair value of contingent consideration in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2023.

The following tables reflect the activity for Oncocyte’s Contingent Consideration for the six months ended June 30, 2023 and June 30, 2022, measured at fair value using Level 3 inputs (in thousands):

Fair Value
Balance at December 31, 2021	$69,621
Change in estimated fair value	(12,415)
Balance at June 30, 2022	$57,206

Fair Value
Balance at December 31, 2022	$40,292
Change in estimated fair value	(14,012)
Balance at June 30, 2023	$26,280

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

The original IPR&D balance was reassessed based on the updated long range plan (“LRP”), using the multiple period excess earnings method (“MPEEM”) approach, the results of the valuation noted that the carrying value of the DetermaIO related IPR&D intangible assets was greater than the fair market value, whereas the CNI and VitaGraft related IPR&D intangible assets carrying value was lower than the fair market value. Accordingly, the Company recorded an impairment of approximately $5.0 million.

At June 30, 2023 and December 31, 2022, intangible assets, net, consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Intangible assets:
Acquired IPR&D - DetermaIO (1)	$9,700	$14,650
Acquired IPR&D - DetermaCNI and VitaGraft (2)	46,800	46,800

Intangible assets subject to amortization:
Acquired intangible assets - customer relationship	440	440
Total intangible assets	56,940	61,890
Accumulated amortization - customer relationship(3)	(301)	(257)
Intangible assets, net	$56,639	$61,633

(1)	See Note 3 for information on the Insight Merger.
(2)	See Note 3 for information on the Chronix Merger.
(3)	Amortization of intangible assets is included in “Cost of revenues – amortization of acquired intangibles” on the condensed consolidated statements of operations because the intangible assets pertain directly to the revenues generated from the acquired intangibles.

Future amortization expense of intangible assets subject to amortization is expected to be the following (in thousands):

Amortization
Year ending December 31,
2023	$44
2024	88
2025	7
$139

5. Shareholders’ Equity

Series A Redeemable Convertible Preferred Stock

On April 13, 2022, the Company entered into the Securities Purchase Agreement with the Investors in a registered direct offering of 11,765 shares of the Company’s Series A Preferred Stock, which shares of Series A Preferred Stock are convertible into a total of 384,477 shares of common stock, at a conversion price of $30.60. The purchase price of each share of Series A Preferred Stock was $850, which included an original issue discount to the stated value of $1,000 per share. The rights, preferences and privileges of the Series A Preferred Stock are set forth in the Company’s Certificate of Determination, which the Company filed with the Secretary of State of the State of California. The Securities Purchase Agreement provides that the closing of the Series A Preferred Stock Offering will occur, subject to the satisfaction of certain closing conditions, in two equal tranches of $5,000,000 each for aggregate gross proceeds from both closings of $10,000,000. The first closing occurred on June 1, 2022, and Oncocyte received net proceeds of approximately $4.9 million from the Series A Preferred Stock issued from the first tranche. The second closing would occur, subject to the satisfaction of certain closing conditions (including but not limited to a requirement that the Company has not received, in the 12 months preceding the second closing, a notice from Nasdaq that the Company is not in compliance with the listing and maintenance and listing requirements of Nasdaq), on the earlier of (a) the second trading day following the date that Oncocyte receives notice from an Investor to accelerate the second closing and (b) a date selected by Oncocyte on or after October 8, 2022 and on or prior to March 8, 2023. On August 9, 2022, Oncocyte received a letter from Nasdaq indicating that the Company no longer met the minimum bid price requirement of the Nasdaq continued listing requirements. Accordingly, the second closing did not occur and no additional proceeds were received under the Securities Purchase Agreement. On August 8, 2023, the Company received a letter from Nasdaq indicating that the Company had regained compliance with the minimum bid price requirement of the Nasdaq continued listing requirements. See Note 15 for additional information about the Series A Preferred Stock Offering.

The Series A Preferred Stock is convertible into shares of the Company’s common stock at any time at the holder’s option. The conversion price will be subject to customary anti-dilution adjustments for matters such as stock splits, stock dividends and other distributions on our common stock, and recapitalizations. A holder is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the shares of our common stock then issued and outstanding (provided a holder may elect, at the first closing, to increase such beneficial ownership limitation solely as to itself up to 19.99% of the number of shares of our common stock outstanding immediately after giving effect to the conversion, provided further that following the receipt of shareholder approval required by applicable Nasdaq rules with respect to the issuance of common stock that would exceed the beneficial ownership limitation, such beneficial ownership limitation will no longer apply to the holder if the holder notified the Company that the holder wishes the Company to seek such shareholder approval). On July 15, 2022, the Company received such shareholder approval to remove the beneficial ownership limitation with respect to the Series A Preferred Stock held by Broadwood. The Company may force the conversion of up to one-third of the shares of Series A Preferred Stock originally issued, subject to customary equity conditions, if the daily volume weighted average price of our common stock for 20 out of 30 trading days exceeds 140% of the conversion price and on 20 out of the same 30 trading days the daily trading volume equals or exceeds 20,000 shares of our common stock. The Company may only effect one forced conversion during any 30-trading day period.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares of Series A Preferred Stock generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series A Preferred Stock will be required to amend any provision of our certificate of incorporation that would have a materially adverse effect on the rights of the holders of the Series A Preferred Stock. Additionally, as long as any shares of Series A Preferred Stock remain outstanding, unless the holders of at least 51% of the then outstanding shares of Series A Preferred Stock shall have otherwise given prior written consent, we, on a consolidated basis with our subsidiaries, are not permitted to (1) have less than $8 million of unrestricted, unencumbered cash on hand (“Cash Minimum Requirement”); (2) other than certain permitted indebtedness, incur indebtedness to the extent that our aggregate indebtedness exceeds $15 million; (3) enter into any agreement (including any indenture, credit agreement or other debt instrument) that by its terms prohibits, prevents, or otherwise limits our ability to pay dividends on, or redeem, the Series A Preferred Stock in accordance with the terms of the Certificate of Determination; or (4) authorize or issue any class or series of preferred stock or other capital stock of the Company that ranks senior or pari passu with the Series A Preferred Stock.

Shares of Series A Preferred Stock are entitled to receive cumulative dividends at a rate per share (as a percentage of stated value) of 6% per annum, payable quarterly in cash or, at our option, by accreting such dividends to the stated value.

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

As of June 30, 2023, Oncocyte had 4,818 shares issued and outstanding. The future right or obligation associated with the Series A Preferred Stock to be issued in the second closing was written off in the prior year since the second closing was not completed.

Common Stock

As of June 30, 2023 and December 31, 2022, Oncocyte has 230,000,000 shares of common stock, no-par value, authorized. As of June 30, 2023 and December 31, 2022, Oncocyte had 8,240,928 and 5,932,191 shares of common stock issued and outstanding, respectively.

Common Stock Purchase Warrants

As of June 30, 2023, Oncocyte had an aggregate of 819,767 common stock purchase warrants issued and outstanding with exercise prices ranging from $30.60 to $109.20 per warrant. The warrants will expire on various dates ranging from February 2024 to October 2029. Certain warrants have “cashless exercise” provisions meaning that the value of a portion of warrant shares may be used to pay the exercise price rather than payment in cash, which may be exercised under any circumstances in the case of the 2017 Bank Warrants and 2019 Bank Warrants or, in the case of certain other warrants, only if a registration statement for the warrants and underlying shares of common stock is not effective under the Securities Act or a prospectus in the registration statement is not available for the issuance of shares upon the exercise of the warrants.

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

6. Stock-Based Compensation

Oncocyte had a 2010 Stock Option Plan (the “2010 Plan”) under which 260,000 shares of common stock were authorized for the grant of stock options or the sale of restricted stock. On August 27, 2018, Oncocyte shareholders approved a new Equity Incentive Plan (the “2018 Incentive Plan”) to replace the 2010 Plan. In adopting the 2018 Incentive Plan, Oncocyte terminated the 2010 Plan and will not grant any additional stock options or sell any stock under restricted stock purchase agreements under the 2010 Plan; however, stock options issued under the 2010 Plan will continue in effect in accordance with their terms and the terms of the 2010 Plan until the exercise or expiration of the individual options.

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

In May 2022, the Company approved amendments to vesting conditions of 61,875 performance-based and 12,500 market-based awards of certain executive officers and employees. The performance-based awards were modified such that the stock awards will be eligible to vest as follows: (i) 50% will vest on December 31, 2023 if the Company achieves LCD reimbursement for VitaGraft (formerly TheraSure Transplant Monitor) for one organ no later than December 31, 2022 and (ii) 50% will vest on December 31, 2023 if DetermaIO or DetermaCNI (formerly TheraSure - CNI Monitor) submission for LCD is completed no later than December 31, 2022. Additional performance-based restricted stock unit (“RSU”) awards were modified to be eligible to vest upon the achievement by the Company of average market capitalization minimum, target, and maximum goals of (i) $300 million; (ii) $400 million; and (iii) $500 million, respectively, during the period beginning on January 1, 2022 and ending on December 31, 2024. The market-based RSU awards were modified such that the awards will be eligible to vest upon the achievement of product commercial launch minimum, target, and maximum goals as follows: (i) one laboratory test product in the US; (ii) two laboratory test products in US, and (iii) three laboratory test products in the US, respectively.

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

Risk-free interest rates	2.72%
Expected term (in years)	2.6
Volatility	95.0%
Grant date fair value of awards granted during the period	$22.60

In July 2022, the Company approved amendments to vesting conditions of 23,750 performance-based awards of certain executive officers and employees. Certain performance-based awards were modified such that the stock awards will be eligible to vest as follows: (i) fifty percent (50%) of the options will vest on December 31, 2023 (the “Vesting Date”), subject to Continuous Service through the Vesting Date, if local coverage determination is issued and priced for VitaGraft (Transplant) with respect to one organ no later than December 31, 2022; and (ii) fifty percent (50%) of the options will vest on the Vesting Date, subject to Continuous Service through the Vesting Date, if the Company submits a local coverage determination request for DetermaIO or DetermaCNI no later than December 31, 2022. Additional performance-based stock awards were modified to be eligible to vest upon the achievement of performance minimum, target, and maximum goals of (i) 90% of revenue goal; (ii) 100% of revenue goal; and (iii) exceed revenue goal by up to 150%, respectively, during fiscal year 2022. These same awards contained budget performance goals which were modified to be eligible to vest upon the achievement of performance minimum, target, and maximum goals of (i) complete fiscal year 2022 with sufficient cash to continue operations for 12 months; (ii) complete fiscal year 2022 with sufficient cash to continue operations for 15 months; and (iii) complete fiscal year 2022 with sufficient cash to continue operations for 16 months, respectively.

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

A summary of Oncocyte’s 2010 Plan activity and related information follows (in thousands except weighted average exercise price):

	Shares	Number	Weighted
	Available	of Options	Average
Options	for Grant	Outstanding	Exercise Price

Balance at December 31, 2022	-	30	$80.78
Options exercised	-	-	$-
Options forfeited, cancelled and expired	-	(1)	$-
Balance at June 30, 2023	-	29	$80.58
Exercisable at June 30, 2023		29	$80.58

As of June 30, 2023, 1,050,000 shares of common stock were reserved under the 2018 Incentive Plan for the grant of stock options or the sale of restricted stock or for the settlement of RSUs. Oncocyte may also grant stock appreciation rights under the 2018 Incentive Plan.

A summary of Oncocyte’s 2018 Incentive Plan activity and related information follows (in thousands except weighted average exercise price):

	Shares	Number	Number	Weighted
	Available	of Options	of RSUs	Average
	for Grant	Outstanding	Outstanding	Exercise Price

Balance at December 31, 2022	442	428	22	$59.23
RSUs vested	-	-	(11)	$-
RSUs granted	(10)	-	5	$-
Options granted	(178)	178	-	$7.72
Options forfeited/cancelled	150	(150)	-	$-
RSUs forfeited/cancelled	2	-	(1)	$-
Performance RSUs forfeited/cancelled	15	-	(8)	$-
Balance at June 30, 2023	421	456	7	$38.33
Options exercisable at June 30, 2023		199		$89.54

Oncocyte recorded stock-based compensation expense in the following categories on the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 (unaudited and in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of revenues	$2	$-	$12	$-
Research and development	309	201	632	381
Sales and marketing	62	-	139	29
General and administrative	461	1,283	867	2,463
Discontinuing operations	-	748	18	1,369
Total stock-based compensation expense	$834	$2,232	$1,668	$4,242

The assumptions that were used to calculate the grant date fair value of Oncocyte’s employee and non-employee stock option grants for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended
	June 30,
	2023	2022
Expected life (in years)	6.25	6.01
Risk-free interest rates	3.76%	2.24%
Volatility	105.99%	106.98%
Dividend yield	0%	0%

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If Oncocyte had made different assumptions, its stock-based compensation expense and net loss for the three and six months ended June 30, 2023, and 2022 may have been significantly different.

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

7. Disaggregation of Revenues and Concentration Risk

The following table presents the percentage of consolidated revenues generated by unaffiliated customers that individually represent greater than ten percent of consolidated revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Pharma services - Company A	68%	*	27%	*
Pharma services - Company B	*	*	14%	*
Discontinuing operations	*	89%	38%	82%

*	Less than 10%

The following table presents the percentage of consolidated revenues by products or services classes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Pharma Services	94%	11%	62%	18%
DetermaRx™	6%	0%	3%	0%
Discontinuing operations	0%	89%	35%	82%
Total	100%	100%	100%	100%

The following table presents the percentage of consolidated revenues attributable to geographical locations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
United States – Pharma Services	74%	50%	39%	65%
Outside of the United States – Pharma Services	20%	2%	23%	5%
DetermaRx™	6%	0%	3%	0%
Discontinuing operations – Outside of the United States – Licensing	0%	48%	0%	30%
Discontinuing operations – United States – DetermaRx™	0%	0%	35%	0%
Total	100%	100%	100%	100%

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

Oncocyte did not record any provision or benefit for income taxes for the six months ended June 30, 2023 and 2022, as Oncocyte had a full valuation allowance for the periods presented.

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

9. Right-of-use assets, machinery and equipment, net, and construction in progress

As of June 30, 2023 and December 31, 2022, right-of-use assets, machinery and equipment, net, and construction in progress were as follows (in thousands):

	June 30, 2023 (unaudited)	December 31, 2022

Right-of-use assets (1)	4,036	3,499
Machinery and equipment	8,644	9,408
Accumulated depreciation and amortization	(5,310)	(4,196)
Right-of-use assets, machinery and equipment, net	7,370	8,711
Construction in progress	518	2,140
Right-of-use assets, machinery and equipment, net, and construction in progress	7,888	10,851
Right-of-use assets, machinery and equipment, net, and construction in progress from discontinuing operations	-	211
Right-of-use assets, machinery and equipment, net, and construction in progress	7,888	11,062

(1)	Oncocyte recorded certain right-of-use assets and liabilities for operating leases in accordance with ASC 842 (see Note 10).

Depreciation expense amounted to $435,000 and $384,000 for the three months ended June 30, 2023 and 2022, respectively, and $885,000 and $671,000 for the six months ended June 30, 2023 and 2022, respectively.

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

Oncocyte agreed to pay base monthly rent in the amount of $61,640 during the first 12 months of the Term. Base monthly rent increases annually, over the base monthly rent then in effect, by 3.5%. Oncocyte was entitled to an abatement of 50% of the base monthly rent during the first ten calendar months of the Term. If the Irvine Lease is terminated based on the occurrence of an “event of default,” Oncocyte will be obligated to pay the abated rent to the lessor.

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

In addition to base monthly rent, Oncocyte agreed to pay in monthly installments (a) all costs and expenses, other than certain excluded expenses, incurred by the lessor in each calendar year in connection with operating, maintaining, repairing (including replacements if repairs are not feasible or would not be effective) and managing the Premises and the building in which the Premises are located (“Expenses”), and (b) all real estate taxes and assessments on the Premises and the building in which the Premises are located, all personal property taxes for property that is owned by lessor and used in connection with the operation, maintenance and repair of the Premises, and costs and fees incurred in connection with seeking reductions in such tax liabilities (“Taxes”). Subject to certain exceptions, Expenses shall not be increased by more than 4% annually on a cumulative, compounded basis.

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

The lessor provided Oncocyte with a “Tenant Improvement Allowance” in the amount of $1.3 million to pay for the plan, design, permitting, and construction of the improvements constituting Tenant’s Work. The lessor retained 1.5% of the Tenant Improvement Allowance as an administrative fee as provided in the Irvine Lease. As of June 30, 2023, the lessor had provided $1.3 million of the total Tenant Improvement Allowance.

Oncocyte has provided the lessor with a security deposit in the amount of $150,000 and a letter of credit in the amount of $1.7 million. The lessor may apply the security deposit, in whole or in part, for the payment of rent and any other amount that Oncocyte is or becomes obligated to pay under the Irvine Lease but fails to pay when due and beyond any cure period. The lessor may draw on the letter of credit from time to time to pay any amount that is unpaid and due, or if the original issuing bank notifies the lessor that the letter of credit will not be renewed or extended for the period required under the Irvine Lease and Oncocyte fails to timely provide a replacement letter of credit, or an event of default under the Irvine Lease occurs and continues beyond the applicable cure period, or if certain insolvency or bankruptcy or insolvency with respect to Oncocyte occur. Oncocyte is required to restore any portion of the security deposit that is applied by the lessor to payments due under the Irvine Lease, and Oncocyte is required to restore the amount available under the letter of credit to the required amount if any portion of the letter of credit is drawn by the lessor. The Irvine Lease provides that commencing on the 34th month of the Term, (a) the amount of the letter of credit that Oncocyte is required to maintain shall be reduced on a monthly basis, in equal installments, to amortize the required amount to zero at the end of the Term, and (b) Oncocyte has the right to cancel the letter of credit at any time if it meets certain market capitalization and balance sheets thresholds; provided, in each case, that Oncocyte is not in then default under the Irvine Lease beyond any applicable notice and cure period and the lessor has not determined that an event exists that would lead to an event of default.

To obtain the letter of credit, Oncocyte has provided the issuing bank with a restricted cash deposit that the bank will hold to cover its obligation to pay any draws on the letter of credit by the lessor. The restricted cash may not be used for any other purpose.

On August 27, 2021, Oncocyte entered into a lease agreement to add an additional suite to its Nashville office space, containing approximately 1,928 square feet of rentable space located at 2 International Plaza, Suite 103, Nashville TN. The term of the lease commences on October 1, 2021 and extends through April 9, 2024 and will serve as additional office space for Insight’s operations.

The Irvine Lease is an operating lease under ASC 842 included in the tables below. The tables below provide the amounts recorded in connection with the application of ASC 842 as of, and during, the six months ended June 30, 2023, for Oncocyte’s operating and financing leases (see Note 2).

On December 31, 2019, in connection with Oncocyte’s purchase of 25% of the outstanding equity of Razor, Oncocyte entered into a Laboratory Services Agreement with Razor and Encore Clinical, Inc. (“Encore”), a former stockholder of Razor (the “Laboratory Agreement”). Under the Laboratory Agreement (which expired on September 29, 2021), Oncocyte assumed all of Razor’s Laboratory Agreement payment obligations. Although Oncocyte is not a party to any lease agreement with Razor or Encore, under the terms of the Laboratory Agreement, Oncocyte received the landlord’s consent for the use of the laboratory at Razor’s Brisbane, California location (the “Brisbane Facility”) under the terms of a sublease to which Encore is the sublessee. The sublease expired on March 31, 2023 (the “Brisbane Lease”). The laboratory fee payments to Encore include both laboratory services and the use of the Brisbane Facility. Under the provisions of the Laboratory Agreement, if Oncocyte terminates the Laboratory Agreement prior to the expiration of the Brisbane Lease, Oncocyte shall assume the costs related to the subletting or early termination of the Brisbane Lease. The Laboratory Agreement terminated on March 31, 2023. Oncocyte determined that the Laboratory Agreement contains an embedded operating lease for the Brisbane Facility and Oncocyte allocated the aggregate payments to this lease component for purposes of calculating the net present value of the right-of-use asset and liability as of the inception of the Laboratory Agreement in accordance with ASC 842, as shown in the table below.

Financing lease

As of June 30, 2023, Oncocyte has one financing lease remaining through December 2023 for certain laboratory equipment with aggregate remaining payments of $62,000 shown in the table below. Oncocyte’s lease obligations are collateralized by the equipment financed under the lease schedule.

Operating and Financing leases

The following table presents supplemental cash flow information related to operating and financing leases for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Cash paid for amounts included in the measurement of financing lease liabilities:
Operating cash flows from operating leases	$538	$564
Operating cash flows from financing leases	$5	$12
Financing cash flows from financing leases	$57	$51

The following table presents supplemental balance sheets information related to operating and financing leases as of June 30, 2023 and June 30, 2022 (in thousands, except lease term and discount rate):

	June 30, 2023	June 30, 2022
Operating lease
Right-of-use assets, net	$1,855	$2,343

Right-of-use lease liabilities, current	$677	$728
Right-of-use lease liabilities, noncurrent	2,398	3,075
Total operating lease liabilities	$3,075	$3,803

Financing lease
Machinery and equipment	$536	$537
Accumulated depreciation	(500)	(391)
Machinery and equipment, net	$36	$146
Current liabilities	$60	$110
Noncurrent liabilities	-	60
Total financing lease liabilities	$60	$170

Weighted average remaining lease term
Operating lease	4.1 years	4.9 years
Financing lease	0.5 years	1.5 years

Weighted average discount rate
Operating lease	11.28%	11.20%
Financing lease	11.55%	11.55%

Future minimum lease commitments are as follows (in thousands):

	Operating	Financing
	Leases	Leases
Year Ending December 31,
2023	$510	$62
2024	$903	$-
2025	$869	$-
2026	$899	$-
2027	$695	$-
Total minimum lease payments	$3,876	$62
Less amounts representing interest	$(801)	$(2)
Present value of net minimum lease payments	$3,075	$60

Litigation – General

Oncocyte may be subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters, and other matters. When Oncocyte is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, Oncocyte will record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, Oncocyte discloses the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material.

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

Employment Contracts

Oncocyte has entered into employment and severance benefit contracts with certain executive officers. Under the provisions of the contracts, Oncocyte may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives. As of June 30, 2023, Oncocyte accrued approximately $3.1 million in severance obligations for certain executive officers, in accordance with the severance benefit provisions of their respective employment and severance benefit agreements, primarily related to Oncocyte’s acquisition of Chronix in 2021.

Indemnification

In the normal course of business, Oncocyte may provide indemnification of varying scope under Oncocyte’s agreements with other companies or consultants, typically Oncocyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Oncocyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Oncocyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Oncocyte’s diagnostic tests. Oncocyte’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from Oncocyte’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or license agreement to which they relate. The Razor Stock Purchase Agreement also contains provisions under which Oncocyte has agreed to indemnify Razor and Encore from losses and expenses resulting from breaches or inaccuracy of Oncocyte’s representations and warranties and breaches or nonfulfillment of Oncocyte’s covenants, agreements, and obligations under the Razor Stock Purchase Agreement. Oncocyte periodically enters into underwriting and securities sales agreements with broker-dealers in connection with the offer and sale of Oncocyte securities. The terms of those underwriting and securities sales agreements include indemnification provisions pursuant to which Oncocyte agrees to indemnify the broker-dealers from certain liabilities, including liabilities arising under the Securities Act, in connection with the offer and sale of Oncocyte securities. The potential future payments Oncocyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, Oncocyte has not been subject to any claims or demands for indemnification. Oncocyte also maintains various liability insurance policies that limit Oncocyte’s financial exposure. As a result, Oncocyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, Oncocyte has not recorded any liabilities for these agreements as of June 30, 2023 and December 31, 2022.

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

On April 12, 2023, Oncocyte announced a reduction in force involving approximately 20% of its workforce (the “April 2023 Reduction”), which management believes will extend Oncocyte’s cash runway into 2024. In connection with the April 2023 Reduction, we incurred approximately $0.3 million related to employee severance and benefits costs during the second quarter of 2023.

12. Related Party Transactions

Financing Transactions

On April 13, 2022, Oncocyte entered into the Securities Purchase Agreement with the Investors, including Broadwood  and John Peter Gutfreund, a former director of Oncocyte, for the Series A Preferred Stock Offering. Each of Broadwood and Mr. Gutfreund has a direct material interest in the Series A Preferred Stock Offering and agreed to purchase 5,882.35 and 1,176.48 shares, respectively, in the Series A Preferred Stock Offering and on the same terms as other investors. Additionally, Halle Capital Management, L.P. received $85,000 from the Company as reimbursement for its legal fees and expenses. Mr. Gutfreund is the Managing Partner of Halle Capital Management, L.P. See Note 15 for additional information about the Series A Preferred Stock Offering.

Further, on April 13, 2022, Oncocyte entered into the Underwriting Agreement with the Underwriters for the Underwritten Offering. Pursuant to the Underwritten Offering, Broadwood acquired from us (i) 261,032 shares of common stock, and (ii) 300,187 April 2022 Warrants to purchase up to 150,093 shares of common stock at an exercise price of $30.60 per share. However, the total number of shares of common stock that Broadwood purchased in the Underwritten Offering was 300,187, of which 39,154 existing shares were acquired by the underwriters in the open market and re-sold to Broadwood. Pura Vida acquired from us (i) 249,204 shares of common stock, and (ii) 286,585 April 2022 Warrants to purchase up to 143,292 shares of common stock. However, the total number of shares of common stock that Pura Vida purchased in the Underwritten Offering was 286,585, of which 37,380 existing shares were acquired by the underwriters in the open market and re-sold to Pura Vida. Halle Special Situations Fund LLC purchased from us (i) 309,976 shares of common stock, and (ii) 356,472 2022 Warrants to purchase up to 178,236 shares of common stock. Mr. Gutfreund is the investment manager and a control person of Halle Capital Partners GP LLC, the managing member of Halle Special Situations Fund LLC. However, the total number of shares of common stock that Halle Special Situations Fund LLC purchased in the Underwritten was 356,472, of which 46,496 existing shares were acquired by the underwriters in the open market and re-sold to Halle Special Situations Fund LLC. See Note 15 for additional information about the Underwritten Offering.

On April 3, 2023, Oncocyte entered into a securities purchase agreement (the “2023 Securities Purchase Agreement”) with certain investors, including Broadwood, Pura Vida and entities affiliated with AWM, and certain individuals, including our Chairman Andrew Arno and former director John Peter Gutfreund (and certain of their affiliated parties), which provides for the sale and issuance by the Company of an aggregate of 2,274,709 shares of common stock at an offering price of: (i) $6.03 to investors who are not considered to be “insiders” of the Company pursuant to Nasdaq Listing Rules (“Insiders”), which amount reflects the average closing price of the Common Stock on Nasdaq during the five trading day period immediately prior to pricing, and (ii) $7.08 to Insiders, which amount reflects the final closing price of the Common Stock on Nasdaq on the last trading day immediately prior to pricing (the “2023 Registered Direct Offering”). Broadwood purchased 1,341,381 shares of common stock for $8,093,361.84, Pura Vida purchased 33,150 shares of common stock for $200,013.84 and entities affiliated with AVM purchased 472,354 shares of common stock for $2,849,999.92. Mr. Arno and his affiliated parties purchased 21,162 shares of common stock for $150,000.51, and Mr. Gutfreund and his affiliated parties purchased 85,250 for $604,252.00.

On April 5, 2023, Oncocyte redeemed all of the 588.23529 shares of Series A Preferred Stock held by Mr. Gutfreund for $618,672.34. Mr. Gutfreund is no longer a related party as of June 23, 2023.

Company Employee(s)

As of June 30, 2023, the Company employed the son of Andrew Arno, Chairman of the Board as its Senior Manager, Investor Relations, Corporate Planning & Development. As of June 30, 2023, the total compensation paid by the Company to Mr. Arno’s son since January 1, 2022 is approximately $0.2 million. Mr. Arno’s son is no longer an employee of the Company as of July 28, 2023.

13. Loan Payable to Silicon Valley Bank

Amended Loan Agreement

On October 17, 2019, Oncocyte entered into a First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”) with Silicon Valley Bank (“the Bank”) pursuant to which Oncocyte obtained a new $3 million secured credit facility (“Tranche 1”), a portion of which was used to repay the remaining balance of approximately $400,000 on outstanding loans from the Bank, plus a final payment of $116,000, under the February 21, 2017 Loan Agreement. The credit line under the Amended Loan Agreement may be increased by an additional $2 million (“Tranche 2”) if Oncocyte obtains at least $20 million of additional equity capital, as was the case with the original Loan Agreement, and a positive final coverage determination is received from CMS for DetermaRx at a specified minimum price point per test (the “Tranche 2 Milestone”), and Oncocyte is not in default under the Amended Loan Agreement. As of June 30, 2023, Oncocyte had satisfied the Tranche 2 Milestone and was eligible to borrow the $2 million Tranche 2 funds. However, Oncocyte has not yet borrowed any funds under Tranche 2.

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

At maturity of the loan, Oncocyte agreed to pay the Bank an additional final payment fee of $200,000, which was recorded as a deferred financing charge in October 2019 and is being amortized to interest expense over the term of the loan using the effective interest method. As of June 30, 2023, there is no remaining unamortized deferred financing cost and the full principal balance of the loan in addition to the final payment fee have been paid off.

Bank Warrants

In 2017, in connection with the Loan Agreement, Oncocyte issued common stock purchase warrants to the Bank (the “2017 Bank Warrants”) entitling the Bank to purchase shares of Oncocyte common stock in tranches related to the loan tranches under the Loan Agreement. In conjunction with the availability of the loan, the Bank was issued warrants to purchase 412 shares of Oncocyte common stock at an exercise price of $97.00 per share, through February 21, 2027. On March 23, 2017, the Bank was issued warrants to purchase an additional 366 shares at an exercise price of $109.20 per share, through March 23, 2027. The Bank may elect to exercise the 2017 Bank Warrants on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the applicable tranche is being exercised by (A) the excess of the fair market value of the common stock over the applicable exercise price, divided by (B) the fair market value of the common stock. The fair market value of the common stock will be the last closing or sale price on a national securities exchange, inter-dealer quotation system, or over-the-counter market.

On October 17, 2019, in conjunction with Tranche 1 becoming available under the Amended Loan Agreement, Oncocyte issued a common stock purchase warrant to the Bank (the “2019 Bank Warrant”) entitling the Bank to purchase 4,928 shares of Oncocyte common stock at the initial “Warrant Price” of $33.80 per share through October 17, 2029. The number of shares of common stock issuable upon the exercise of the 2019 Bank Warrant will increase on the date of each draw, if any, on Tranche 2. The number of additional shares of common stock issuable upon the exercise of the 2019 Bank Warrant will be equal to 0.02% of Oncocyte’s fully diluted equity outstanding for each $1 million draw under Tranche 2. The Warrant Price for Tranche 2 warrant shares will be determined upon each draw of Tranche 2 funds and will be closing price of Oncocyte common stock on the date immediately before the applicable date on which Oncocyte borrows funds under Tranche 2. The Bank may elect to exercise the 2019 Bank Warrant on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the 2019 Bank Warrant is being exercised by (A) the excess of the fair market value of the common stock over the applicable Warrant Price, divided by (B) the fair market value of the common stock. The fair market value of the common stock will be last closing or sale price on a national securities exchange, interdealer quotation system, or over-the-counter market. As of June 30, 2023, Oncocyte has not borrowed any funds under Tranche 2.

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

As of June 30, 2023, Oncocyte was responsible for reimbursing LTC for $749,000 of certain development costs under the terms of the LTC Agreement.

15. Equity Offerings

Series A Preferred Stock Offering

On April 13, 2022, Oncocyte entered into the Securities Purchase Agreement with Investors, including Broadwood, in a registered direct offering of 11,765 shares of our Series A Preferred Stock, which shares of Series A Preferred Stock are convertible into a total of 384,477 shares of our common stock, at a conversion price of $30.60. The purchase price of each share of Series A Preferred Stock was $850, which included an original issue discount to the stated value of $1,000 per share. The rights, preferences and privileges of the Series A Convertible Preferred Stock are set forth in the Company’s Certificate of Determination, which the Company filed with the Secretary of State of the State of California. The Securities Purchase Agreement provides that the closing of the Series A Preferred Stock Offering will occur, subject to the satisfaction of certain closing conditions, in two equal tranches of $5,000,000 each for aggregate gross proceeds from both closings of $10,000,000. The first closing occurred on June 1, 2022, and Oncocyte received net proceeds of approximately $4.9 million from the Series A Preferred Stock issued from the first tranche. The second closing would occur, subject to the satisfaction of certain closing conditions (including but not limited to a requirement that the Company has not received, in the 12 months preceding the second closing, a notice from Nasdaq that the Company is not in compliance with the listing and maintenance and listing requirements of Nasdaq), on the earlier of (a) the second trading day following the date that Oncocyte receives notice from an Investor to accelerate the second closing and (b) a date selected by Oncocyte on or after October 8, 2022 and on or prior to March 8, 2023. On August 9, 2022, Oncocyte received a letter from Nasdaq indicating that the Company no longer met the minimum bid price requirement of the Nasdaq continued listing requirements. Accordingly, the second closing did not occur and no additional proceeds were received under the Securities Purchase Agreement. On August 8, 2023, the Company received a letter from Nasdaq indicating that the Company had regained compliance with the minimum bid price requirement of the Nasdaq continued listing requirements.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Series A Preferred Stock is convertible into shares of common stock at any time at the holder’s option. The conversion price will be subject to customary anti-dilution adjustments for matters such as stock splits, stock dividends and other distributions on common stock, and recapitalizations. The holder will be prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the shares of common stock then issued and outstanding (provided a holder may elect, at the first closing, to increase such beneficial ownership limitation solely as to itself up to 19.99% of the number of shares of common stock outstanding immediately after giving effect to the conversion, provided further that following the receipt of shareholder approval required by applicable Nasdaq rules with respect to the issuance of common stock that would exceed the beneficial ownership limitation, such beneficial ownership limitation will no longer apply to the holder if the holder notified the Company that the holder wishes the Company to seek such shareholder approval). On July 15, 2022, the Company received such shareholder approval to remove the beneficial ownership limitation with respect to the Series A Preferred Stock held by Broadwood. Oncocyte may force the conversion of up to one-third of the shares of Series A Preferred Stock originally issued, subject to customary equity conditions, if the daily volume weighted average price of our common stock for 20 out of 30 trading days exceeds 140% of the conversion price and on 20 out of the same 30 trading days the daily trading volume equals or exceeds 20,000 shares of our common stock. Oncocyte may only effect one forced conversion during any 30-trading day period.

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

The issuance and sale of the Series A Preferred Stock was completed pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-256650), filed with the SEC on May 28, 2021 and declared effective by the SEC on June 8, 2021, and an accompanying prospectus dated June 8, 2021 as supplemented by a prospectus supplement dated April 13, 2022.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of the registered direct offering in April 2023, the Company used approximately $1.1 million of the net proceeds to immediately redeem an aggregate of 1,064 shares of its Series A Preferred Stock and may thereafter elect to redeem additional shares.

The Series A Preferred Stock dividend for all issued and outstanding shares is set at 6% per annum per share. As of June 30, 2023, the Company elected to accrete dividends of $321,000, net of the April 2023 redemption, with respect to shares of Series A Preferred Stock.

As of June 30, 2023, Oncocyte had 4,818 shares issued and outstanding. The future right or obligation associated with the Series A Preferred Stock to be issued in the second closing was written off since the second closing was not received as of June 30, 2023.

Underwritten Offering

On April 13, 2022, Oncocyte entered into the Underwriting Agreement with the Underwriters, pursuant to which the Company agreed to issue and sell to the Underwriters an aggregate of 1,313,320 shares of common stock and 1,313,320 April 2022 Warrants to purchase up to 656,660 shares of common stock. Each share of common stock and the accompanying April 2022 Warrant was sold at a combined offering price of $26.65, representing an offering price of $26.45 per share of common stock and $0.20 per accompanying April 2022 Warrant, before underwriting discounts and commissions.

Under the terms of the Underwriting Agreement, the Company also granted to the Underwriters an over-allotment option, exercisable in whole or in part at any time for a period of 30 days from the date of the Underwriting Agreement, to purchase up to an additional 196,998 shares of common stock and 196,998 April 2022 Warrants to purchase 98,499 shares of common stock to cover over-allotments, if any. The over-allotment option may be exercised separately for shares of common stock at a price to the underwriters of $24.85 per share, and April 2022 Warrants at a price of $0.20 per April 2022 Warrant. On April 14, 2022, the Underwriters exercised their option to purchase the 196,998 April 2022 Warrants pursuant to the over-allotment option but did not exercise their option to purchase the additional 196,998 shares of common stock.

The Company received net proceeds of approximately $32.8 million from the Underwritten Offering, which includes the April 2022 Warrants sold upon the exercise of the Underwriters’ overallotment option. The Underwritten Offering closed on April 19, 2022.

The Underwritten Offering was made pursuant to the Company’s effective “shelf” registration statement on Form S-3 (Registration No. 333-256650) filed with the SEC Commission on May 28, 2021 and declared effective by the SEC on June 8, 2021, and an accompanying prospectus dated June 8, 2021 as supplemented by a prospectus supplement dated April 13, 2022.

Registered Direct Offering

On April 3, 2023, Oncocyte entered into an agreement with certain members of the Company’s board of directors, and several institutional and accredited investors, including Broadwood, the Company’s largest shareholder, and certain members of the Company’s board of directors (and certain of their affiliated parties), relating to their purchase of an aggregate of up to 2,278,121 shares of its common stock at an offering price of $7.08 per share to board members and $6.03 per share to the other investors participating in the offering. The offering was intended to be priced at-the-market for purposes of complying with applicable Nasdaq Listing Rules. The aggregate gross proceeds from the offering were approximately $13.9 million. The Company used approximately $1.1 million of the net proceeds to immediately redeem an aggregate of 1,064 shares of its Series A Preferred Stock and may thereafter elect to redeem additional shares.

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

The Company recorded the final adjustment related to the disposal, including final working capital adjustments, and recognized a loss of $1.3 million during the first quarter of 2023. Including the impairment losses we recognized as of December 31, 2022 related to this transaction, we recorded an overall loss of $27.2 million. The operating results for Razor have been recorded in discontinued operations of the accompanying unaudited condensed consolidated statements of operations for all periods presented, and we have reclassified their assets and liabilities as held for sale for the year ended December 31, 2022.

Laboratory equipment sold and held for sale

On January 31, 2023, the Company entered into an agreement to sell laboratory equipment for $0.2 million. As of June 30, 2023, the Company classified the equipment not yet sold as held for sale in current assets in the unaudited condensed consolidated balance sheet, as all the criteria of ASC subtopic 360-10, Property, Plant, and Equipment (“ASC 360-10”) have been met and the transaction was qualified as assets held for sale. The balance included in current assets held for sale related to this transaction was $0.2 million.

In March 2023, the Company entered into an agreement to auction equipment for $0.1 million net proceeds. The auction was finalized on March 21, 2023, and the Company recorded a loss of $0.3 million which is included in the loss on disposal and held-for-sale assets, on the unaudited condensed consolidated statement of operations.

On March 31, 2023, the Company entered into an agreement to sell laboratory equipment for $0.2 million. As a result, the Company classified the equipment as held for sale as current assets, in the unaudited condensed consolidated balance sheet, as all the criteria of ASC subtopic 360-10, Property, Plant, and Equipment (“ASC 360-10”) have been met and the transaction was qualified as assets held for sale. This equipment was written down to its fair value, less cost to sell, to $0.2 million in the unaudited condensed consolidated balance sheet. As a result of the expected sale, the Company recorded an impairment loss and loss on disposal of $1.0 million on held-for-sale assets, in the unaudited condensed consolidated statement of operations.

The Company classified its results of operations as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated statements of operations. We have retrospectively adjusted the amounts reported for the period ended June 30, 2022, in the following table to give effect to such reporting of discontinued operations. For the period ended June 30, 2023, discontinued operations reflect operating results of Razor up to the closing of the sale.

The Company’s unaudited condensed consolidated balance sheets and consolidated statements of operations report discontinued operations separate from continuing operations. Our unaudited condensed consolidated statements of comprehensive loss, statements of shareholders’ equity and statements of cash flows combined continuing and discontinued operations. A summary of financial information related to the Company’s discontinued operations is as follows.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the results of the discontinued operation of Razor (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net revenue	$-	$1,830	$421	$2,874

Cost of revenues	-	2,175	507	3,999
Research and development	-	3,130	702	6,251
Sales and marketing	-	3,395	498	6,366
General and administrative	-	66	329	72
Loss from impairment of held for sale assets	-	-	1,311	-
Net loss from discontinued operations	$-	$(6,936)	$(2,926)	$(13,814)

The following table represents the carrying amounts of the held for sale related assets and liabilities as of June 30, 2023 and carrying amounts of the held for sale related assets and liabilities of discontinued operations as of December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$1,510
Prepaid expenses and other current assets	-	346
Machinery and equipment, net, and construction in progress	-	211
Intangible assets, net	-	25,920
Impairment of held for sale assets	-	(25,866)
TOTAL ASSETS	$-	$2,121

LIABILITIES
Accounts payable	$135	$492
Accrued compensation	-	248
Accrued expenses and other current liabilities	-	1,265
Total current liabilities	135	2,005

TOTAL LIABILITIES	$135	$2,005

The following table summarizes cash used related to Razor as of and for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(4,357)	$(10,549)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	$-	$(96)

17. Subsequent Events

Reverse Stock Split

On July 24, 2023, the Company implemented a 1-for-20 reverse stock split of the outstanding shares of its common stock. The par value per share and the authorized number of shares of common stock and preferred stock were not adjusted as a result of the reverse stock split. All common stock share and per-share amounts for all periods presented in these condensed financial statements have been adjusted to reflect the reverse stock split. The number of authorized shares of common stock remains at 230 million shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements about any of the following: any projections of earnings, revenue, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans, and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While Oncocyte may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Oncocyte estimates change and readers should not rely on those forward-looking statements as representing Oncocyte views as of any date subsequent to the date of the filing of this Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and Oncocyte can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of Oncocyte. A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2022, and our other reports filed with the SEC from time to time.

The following discussion should be read in conjunction with Oncocyte’s unaudited condensed consolidated interim financial statements and the related notes provided under “Item 1- Financial Statements” above.

Recent Developments

Reverse Stock Split

At a special meeting of our shareholders, held on July 24, 2023, our shareholders approved a proposal granting the Company’s board of directors the authority to exercise its discretion to amend the Articles of Incorporation of the Company, as currently in effect, to effect a reverse stock split of the outstanding shares of the Company’s common stock at any time within one year after the date such shareholder approval was obtained at the special meeting and at any of certain specified reverse split ratios that were approved by the shareholders of the Company in connection therewith. On July 24, 2023, our board of directors approved the reverse stock split at a ratio of 1-for-20, and on that date, we filed a Certificate of Amendment of Articles of Incorporation with the Secretary State of the State of California to effect the reverse stock split.

Unless otherwise noted, all share and per share amounts set forth in this Report have been adjusted to reflect the impact of the reverse stock split.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended June 30, 2023 to the matters that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, except as disclosed in Note 2 to our unaudited condensed consolidated interim financial statements included elsewhere in this Report.

For a summary of our critical accounting policies and estimates, refer to Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2022, which we filed with the SEC. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2023.

Results of Operations

Operating Summary for the Three and Six Months ended June 30, 2023 and 2022 (amounts in thousands, except percentage changes)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenues	463	237	226	95%	760	617	143	23%
Cost of revenues and amortization of acquired intangibles	191	206	(15)	-7%	478	339	139	41%
Research and development expenses	2,435	2,444	(9)	0%	4,562	4,451	111	2%
Sales and marketing expenses	805	127	678	534%	1,500	393	1,107	282%
General and administrative expenses	3,531	5,445	(1,914)	-35%	6,943	11,092	(4,149)	-37%
Change in fair value of contingent consideration	1,795	(6,359)	8,154	-128%	(16,512)	(11,015)	(5,497)	50%
Impairment loss from intangible assets	-	-	-	n/a	4,950	-	4,950	100%
Loss on disposal and held for sale assets	-	-	-	n/a	1,283	-	1,283	100%
Loss from operations	(8,294)	(1,626)	(6,668)	410%	(2,444)	(4,643)	2,150	-47%
Total other income (expense)	(39)	262	(301)	-115%	70	(134)	204	-152%
Loss before income taxes	(8,333)	(1,364)	(6,969)	511%	(2,374)	(4,777)	2,403	-50%
Loss from continuing operations	(8,333)	(1,364)	(6,969)	511%	(2,374)	(4,777)	2,403	-50%
Loss from discontinued operations	-	(6,936)	6,936	-100%	(2,926)	(13,814)	10,888	-79%
Net Loss	(8,333)	(8,300)	(33)	0%	(5,300)	(18,591)	13,291	-71%

Results of Operations – Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022

Revenues from continuing operations increased by $0.3 million to $0.5 million for the three months ended June 30, 2023, as compared to $0.2 million in the comparable prior year quarter, due to increased revenues in pharma services.

Loss before income taxes was $8.3 million for the three months ended June 30, 2023, and $1.4 million for the three months ended June 30, 2022. Net change before income taxes was comprised primarily of the changes in operating expenses and other income and expenses from continuing operations as follows:

●	Pharma Services revenue increased by $0.2 million due to an increased number of contracts performed during the period.

●	Cost of revenue and amortization of acquired intangibles remained at $0.2 million, primarily related to labor and allocated overhead associated with performing our Pharma Services, as well as noncash amortization of acquired intangible assets such as our customer relationship intangible assets acquired as part of the Insight merger.

●	Research and development expenses remained at $2.4 million, as the Company continues development of DetermaIO, VitaGraft (formerly TheraSure Transplant Monitor), and DetermaCNI (formerly TheraSure - CNI Monitor).

●	Sales and marketing expenses increased by $0.7 million to $0.8 million primarily attributable to continued ramp in sales and marketing activities related to the transplant business, as well as support the commercialization efforts within oncology.

●	General and administrative expenses decreased by $1.9 million to $3.6 million, primarily due to decreased consulting, and personnel expenses.

●	Change in fair value of contingent considerations decreased by $8.2 million, from a gain of $6.4 million to a loss of $1.8 million, due to changes in discount rates and revised estimates on the timing of possible future payouts. Change driven in part by the Chronix Amendment which amended the earnout considerations eliminated the Chronix Milestone Payments, 15% Royalty Payments and Sale Payment obligations (see Note 3).

●	Other income decreased by $0.3 million, from a gain of $0.3 million to a loss of $39,000, primarily due to unrealized gain and loss on marketable equity securities.

Results of Operations – Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022

Revenues from continuing operations increased by $0.2 million to $0.8 million for the six months ended June 30, 2023, as compared to $0.6 million in the comparable prior year quarter, due to increased revenues in pharma services.

Loss before income taxes was $2.4 million for the six months ended June 30, 2023, and $4.8 million for the six months ended June 30, 2022. Net change before income taxes was comprised primarily of the changes in operating expenses and other income and expenses from continuing operations as follows:

●	Pharma Services revenue increased by $0.1 million due to an increased number of contracts performed during the period.

●	Cost of revenue and amortization of acquired intangibles increased $0.1 million to $0.5 million primarily due to increased labor and allocated overhead associated with performing our Pharma Services, as well as noncash amortization of acquired intangible assets such as our customer relationship intangible assets acquired as part of the Insight merger.

●	Research and development expenses increased by $0.1 million to $4.6 million, primarily due to continued development of DetermaIO, VitaGraft (formerly TheraSure Transplant Monitor), and DetermaCNI (formerly TheraSure - CNI Monitor).

●	Sales and marketing expenses increased by $1.1 million to $1.5 million primarily attributable to continued ramp in sales and marketing activities related to the transplant business, as well as support the commercialization efforts within oncology.

●	General and administrative expenses decreased by $4.1 million to $7.0 million, primarily due to decreased consulting, and personnel expenses.

●	Change in fair value of contingent considerations increased by $5.5 million, from a gain of $11.0 million to a gain of $16.5 million, due to changes in discount rates and revised estimates on the timing of possible future payouts. Change driven in part by the Chronix Amendment which amended the earnout considerations eliminated the Chronix Milestone Payments, 15% Royalty Payments and Sale Payment obligations (see Note 3).

●	Other income was $0.1 million for the six months ended June 30, 2023 compared to an expense of $0.1 million for the six months ended June 30, 2022, primarily due to unrealized gain and loss on marketable equity securities.

Revenues (amounts in thousands, except percentage changes)

As a result of the classification of the Company’s Razor’s operations to discontinued operations, all revenue derived from DetermaRx has been classified as discontinued operations. The remaining revenue for the periods presented below are derived from Pharma Services generated primarily by our wholly owned subsidiary, Insight.

The following table shows our revenues for the six months ended June 30, 2023 and 2022 (in thousands, except percentage change values).

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenues from continuing operations	$463	$237	226	95%	$760	$617	143	23%
Revenues from discontinuing operations	$-	$1,830	(1,830)	-100%	$421	$2,874	(2,453)	-85%
Total	$463	$2,067	$(1,604)	-78%	$1,181	$3,491	(2,310)	-66%

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

Research and development expenses

A summary of the main drivers of the change in research and development expenses for the periods presented, is as follows (amounts in thousands, except percentage changes):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

Personnel-related expenses	$1,004	$904	$100	11%	$1,927	$1,719	$208	12%
Depreciation	352	81	271	335%	715	147	568	386%
Share-based compensation	309	201	108	54%	632	381	251	66%
Laboratory supplies and expenses	333	362	(29)	-8%	575	715	(140)	-20%
Facilities and insurance	174	110	64	58%	312	215	97	45%
Professional fees, legal, and outside services	65	693	(628)	-91%	168	967	(799)	-83%
Severance	159	-	159	100%	159	-	159	100%
Other	29	93	(65)	-69%	41	125	(84)	-67%
Clinical trials	10	-	10	100%	33	182	(149)	-82%
Total	$2,435	$2,444	$(9)	0%	$4,562	$4,451	$111	2%
% of Net Revenue	526%	1,031%		-505%	600%	721%		-121%

We expect to continue to incur a significant amount of research and development expenses during the foreseeable future. As of June 30, 2023 we will continue development of DetermaIO and VitaGraft. Our future research and development efforts and expenses will also depend on the amount of capital that we are able to raise to finance those activities and whether we acquire rights to any new diagnostic tests. A portion of our costs for leasing and operating our CLIA laboratories in California and Tennessee, and in Germany with Chronix, will also be included in research and development expenses to the extent allocated to the development of our diagnostic tests.

We may commence clinical trials of DetermaIO if we develop that diagnostic test to the point where we determine that its use as a clinical diagnostic appears to be feasible.

Sales and marketing expenses

A summary of the main drivers of the change in sales and marketing expenses for the periods presented, is as follows (amounts in thousands, except percentage changes):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

Personnel-related expenses	$579	$49	$530	1082%	$1,008	$188	$820	436%
Share-based compensation	62	-	62	100%	139	29	110	379%
Facilities and insurance	65	3	62	2067%	116	9	107	1189%
Professional fees, legal, and outside services	18	73	(55)	-75%	112	160	(48)	-30%
Marketing & Advertising	43	-	43	100%	63	-	63	100%
Other	38	2	36	1800%	62	7	55	786%
Total	$805	$127	$678	534%	$1,500	$393	$1,107	282%
% of Net Revenue	174%	54%		120%	197%	64%		133%

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

General and administrative expenses

A summary of the main drivers of the change in general and administrative expenses for the periods presented, is as follows (amounts in thousands, except percentage changes):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

Personnel-related expenses and board fees	$899	$2,220	$(1,321)	-60%	$2,090	$4,557	$(2,467)	-54%
Professional fees, legal, and outside services	929	971	(42)	-4%	1,946	2,241	(295)	-13%
Facilities and insurance	546	641	(95)	-15%	1,219	1,339	(120)	-9%
Share-based compensation	460	1,283	(823)	-64%	867	2,463	(1,596)	-65%
Severance	481	124	357	288%	481	124	357	288%
Other	216	206	10	5%	340	368	(28)	-8%
Total	$3,531	$5,445	$(1,914)	-35%	$6,943	$11,092	$(4,149)	-37%
% of Net Revenue	763%	2,297%		-1,535%	914%	1,798%		-884%

Change in fair value of contingent consideration

We will pay contingent consideration if various payment milestones are triggered under the merger agreements through which we acquired Insight and Chronix. See Note 3 to our unaudited condensed consolidated interim financial statements included in this Report. Changes in the fair value of the contingent consideration will be based on our reassessment of the key assumptions underlying the determination of this liability as changes in circumstances and conditions occur from the Insight and Chronix acquisition dates to the reporting period being presented, with the subsequent change in fair value recorded as part of our consolidated loss from operations for that period. For the six months ended June 30, 2023, we recorded a gain of approximately $16.5 million related to the decrease in the fair value of contingent consideration primarily attributable to change in discount rates and a revised estimate of the timing of the possible future payouts.

Other income and expenses, net

Other income and expenses, net, is primarily comprised of interest income and interest expenses, net, and unrealized gains and losses on Lineage and AgeX marketable equity securities we hold. Interest income is earned from money market funds we hold for capital preservation. In the prior year, interest expense was incurred under our loan payable to the Silicon Valley Bank, and under financing lease obligations. Interest expense, net, reflects the interest expense incurred on our loans and financing obligations in excess of interest income earned from money market accounts.

Income taxes

Oncocyte did not record any provision or benefit for income taxes for the six months ended June 30, 2023 and June 30, 2022, as Oncocyte had a full valuation allowance for the periods presented.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. We established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from our net operating loss carry-forwards and other deferred tax assets.

Liquidity and Capital Resources

Since formation, we have financed our operations primarily through the sale of our common stock, preferred stock and warrants. We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $266.0 million at June 30, 2023. We expect to continue to incur operating losses and negative cash flows for the near future. Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued.

At June 30, 2023, we had $17.4 million of cash and cash equivalents, and held shares of Lineage and AgeX common stock as marketable equity securities valued at $0.5 million. In 2022, we raised approximately $30,000 in net cash proceeds through sales of shares of our common stock through the ATM Offering. On June 1, 2022, Oncocyte received net proceeds of approximately $4.9 million from the Series A Preferred Stock issued from the first tranche of the Series A Preferred Stock Offering. On April 19, 2022, Oncocyte received net proceeds of approximately $32.8 million from the Underwritten Offering of 1,313,320 shares of common stock and 1,313,320 shares of April 2022 Warrants to purchase up to 656,660 shares of common stock.

On April 3, 2023, the Company entered into an agreement with certain members of the Company’s board of directors, and several institutional and accredited investors, including Broadwood Capital, L.P., the Company’s largest shareholder, relating to their purchase of an aggregate of up to 2,278,121 shares of its common stock at an offering price of $7.08 per share to board members and $6.03 per share to the other investors participating in the offering. The offering was intended to be priced ‘at-the market’ for purposes of complying with applicable Nasdaq Listing Rules. The aggregate gross proceeds from the offering were approximately $13.9 million before deducting offering expenses payable by the Company. The Company used approximately $1.1 million of the net proceeds to immediately redeem an aggregate of 1,064 shares of its Series A Convertible Preferred Stock and may thereafter elect to redeem additional shares. See Notes 1 and 15 for additional information about the Company’s equity offerings.

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

Cash used in operations

During the six months ended June 30, 2023, our total research and development expenses from continuing operations were $4.6 million, our sales and marketing expenses were $1.5 million, and our general and administrative expenses were $7.0 million. We also incurred $0.5 million in cost of revenues, including $44,000 amortization of intangible expenses, in the first six months of 2023. Net loss for the six months ended June 30, 2023 amounted to $5.3 million and net cash used in operating activities amounted to $16.5 million. Our cash used in operating activities during the six months ended June 30, 2023 does not include the following noncash items: $1.7 million in stock-based compensation; $16.5 million in gain from change in fair value of contingent consideration; $5.0 million loss from intangible asset impairment; $0.1 million loss of discontinued operations; $1.3 million loss on disposal and held for sale assets; $0.9 million in depreciation and amortization expenses; and $98,000 in unrealized gain on marketable equity securities. Changes in operating assets and liabilities were approximately $3.6 million as an additional use of cash.

Cash used in investing activities

During the six months ended June 30, 2022, net cash provided by investing activities was $0.1 million, attributable to proceeds from sale of equipment.

Cash provided by financing activities

During the six months ended June 30, 2023, net cash provided by financing activities was $12.2 million, attributable to the $13.4 million of net cash proceeds from the sale of shares of common stock, offset by redemption of Series A Preferred Stock of $1.1 million and repayments of financing lease obligations of $0.1 million.

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In response to the material weaknesses, management completed the following remediation actions:

●	We have designed and implemented controls to address the identification, accounting for, and review of non-routine, unusual or complex and initial applications of complex accounting standards, including the continued engagement of external consultants to provide support and to assist us in our evaluation of such transactions.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30,2023, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO. Based on this assessment, management believes that, as of that date, our internal control over financial reporting was effective.

Changes in Internal Controls

The material weaknesses identified above were identified in the prior period and are considered remediated as the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls surrounding non-routine, unusual or complex and initial applications of complex accounting standards are operating effectively. Therefore, there were no changes in our internal control over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in routine litigation incidental to the conduct of our business. We are not presently involved in any material litigation or proceedings, and to our knowledge no such litigation or proceedings are contemplated.

Item 1A. Risk Factors

Our business, financial condition, results of operations and future growth prospects are subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 12, 2023, which we encourage you to review. Other than as noted below, there have been no material changes from the risk factors disclosed in our most recent Annual Report on Form 10-K.

Our recently implemented reverse stock split may decrease the liquidity of our common stock and result in higher transaction costs.

The liquidity of our common stock may be negatively impacted by our implementation of a 1-for-20 reverse stock split on July 24, 2023, given the significantly reduced number of shares that are now issued and outstanding after the reverse stock split, and because our stock price did not increase commensurate with the ratio of the reverse stock split. In addition, as a result of our reverse stock split, we now have a greater number of shareholders who own “odd lots” of fewer than 100 shares of our common stock. Brokerage commission and other costs of transactions for the sale of odd lots are generally higher than the costs of transactions of more than 100 shares of common stock. Accordingly, a reverse stock split may not achieve the desired results of increasing marketability and liquidity of our common stock.

The effective increase in the authorized number of shares of our common stock as a result of our reverse stock split could have anti-takeover implications and result in further dilution to our existing shareholders.

In connection with the recent implementation of the reverse stock split, we maintained the total number of authorized shares of our common stock. The combination of a reverse stock split of our issued and outstanding shares, and maintaining the number of our authorized shares, has significantly increased our authorized shares relative to our issued and outstanding shares. This effective increase in the number of authorized shares will allow us to sell additional shares of our common stock (or securities convertible or exchangeable for our common stock), which would result in further dilution of our current shareholders. In addition, the effective increase in the number of authorized shares could, under certain circumstances, have anti-takeover implications. For example, the additional shares of common stock that have become available for issuance could be used by us to oppose a hostile takeover attempt or to delay or prevent changes in control or our management. Although our reverse stock split was prompted by business and financial considerations and not by the threat of any hostile takeover attempt, shareholders should be aware that our reverse stock split could facilitate future efforts by us to deter or prevent changes in control, including transactions in which our shareholders might otherwise receive a premium for their shares over then-current market prices.

There is substantial doubt about our ability to continue as a going concern and management’s plans to alleviate this condition may be unsuccessful. We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our operations.

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” of this Report for a discussion of our cash position. Accordingly, we intend to complete additional equity financings and reduce spending in the remainder of fiscal 2023 and in 2024. However, due to several factors, including those outside management’s control, there can be no assurance that we will be able to complete additional equity financings. If we are unable to complete additional financings, management’s plans include further reducing or delaying operating expenses. We have concluded the likelihood that our plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least twelve months from the date of issuance of these unaudited condensed consolidated interim financial statements.

Our fundraising efforts to raise additional funding may divert our management from their day-to-day activities, which may adversely affect our ability to conduct operations. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our shareholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire assets and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable, which may result in terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

If we are unable to obtain funding on a timely basis, or if revenues from collaboration arrangements or financing sources are less than we have projected, we may be required to further revise our business plan and strategy, which may result in us significantly curtailing, delaying or discontinuing portions or all of our operations, or may result in our being unable to expand our operations or otherwise capitalize on our business opportunities. As a result, our business, financial condition and results of operations could be materially affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Numbers	Exhibit Description
3.1	Certificate of Amendment of Articles of Incorporation of Oncocyte Corporation, as filed with the Secretary of State of the State of California on July 24, 2023

10.1

Securities Purchase Agreement, dated April 3, 2023, by and among Oncocyte Corporation and each purchaser identified on the signatures pages thereto (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2023)

10.2	Amendment to 2018 Equity Incentive Plan (Incorporated by reference to Oncocyte Corporation’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 10, 2023)

10.3

Amended and Restated Employment Agreement, dated June 6, 2023, by and between Oncocyte Corporation and Joshua Riggs (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2023)

10.4

Amendment to Amended and Restated Employment Agreement, dated July 13, 2023, by and between Oncocyte Corporation and Joshua Riggs (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2023)

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

ONCOCYTE CORPORATION

Date: August 10, 2023	/s/ Joshua Riggs
Joshua Riggs
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	/s/ James Liu
James Liu
Controller and Principal Accounting Officer (Principal Financial Officer)

