Form 10-Q
period 2023-09-30
Oncocyte Corp
filed 2023-11-09
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

N/A

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

The number of shares of common stock outstanding as of November 2, 2023 was 8,260,762.

ONCOCYTE CORPORATION

TABLE OF CONTENTS

For the quarterly period ended September 30, 2023

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

Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those discussed in this Report under Item 1 of the Notes to Consolidated Financial Statements, under Risk Factors in this Report and those Risk Factors in Part I, Item 1A of our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”). Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

ONCOCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,783	$19,993
Accounts receivable, net of allowance for credit losses of $178 and $154, respectively	1,882	2,012
Marketable equity securities	441	433
Prepaid expenses and other current assets	672	977
Assets held for sale	139	-
Current assets of discontinuing operations	-	2,121
Total current assets	16,917	25,536

NONCURRENT ASSETS
Right-of-use and financing lease assets, net	1,757	2,088
Machinery and equipment, net, and construction in progress	4,076	8,763
Intangible assets, net	56,617	61,633
Restricted cash	1,700	1,700
Other noncurrent assets	520	371
TOTAL ASSETS	$81,587	$100,091

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,136	$1,253
Accrued compensation	1,722	1,771
Accrued royalties	1,116	2,022
Accrued expenses and other current liabilities	826	1,817
Accrued severance from acquisition	2,314	2,314
Accrued liabilities from acquisition	109	109
Right-of-use and financing lease liabilities, current	720	815
Current liabilities of discontinuing operations	90	2,005
Total current liabilities	8,033	12,106

NONCURRENT LIABILITIES
Right-of-use and financing lease liabilities, noncurrent	2,354	2,729
Contingent consideration liabilities	28,715	45,662

TOTAL LIABILITIES	39,102	60,497

Commitments and contingencies

Series A Redeemable Convertible Preferred Stock, no par value; stated value $1,000 per share; 5 and 6 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively; aggregate liquidation preference of $5,217 and $6,091 as of September 30, 2023 and December 31, 2022, respectively	4,923	5,302

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 230,000 shares authorized; 8,261 and 5,932 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	309,995	294,929
Accumulated other comprehensive income	32	39
Accumulated deficit	(272,465)	(260,676)
Total shareholders’ equity	37,562	34,292
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$81,587	$100,091

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net revenue	$429	$67	$1,189	$684

Cost of revenues	159	314	593	602
Cost of revenues – amortization of acquired intangibles	22	22	66	73
Gross profit	248	(269)	530	9

Operating expenses:
Research and development	2,185	1,472	6,747	5,923
Sales and marketing	713	405	2,213	798
General and administrative	2,487	5,702	9,430	16,794
Change in fair value of contingent consideration	(435)	(6,142)	(16,947)	(17,157)
Impairment losses	1,811	-	6,761	-
Loss on disposal and held for sale assets	-	-	1,283	-
Total operating expenses	6,761	1,437	9,487	6,358

Loss from operations	(6,513)	(1,706)	(8,957)	(6,349)

Other income (expenses):
Interest income (expense), net	117	(14)	108	(65)
Unrealized (loss) gain on marketable equity securities	(89)	(160)	8	(485)
Other (expenses) income, net	(4)	62	(22)	304
Total other income (expenses)	24	(112)	94	(246)

Loss from continuing operations	(6,489)	(1,818)	(8,863)	(6,595)

Loss from discontinuing operations	-	(7,515)	(2,926)	(21,329)

Net loss	$(6,489)	$(9,333)	$(11,789)	$(27,924)

Less: dividends and accretion of Series A redeemable convertible preferred stock	(198)	(294)	(739)	(294)

Net loss attributable to common stockholders	$(6,687)	$(9,627)	$(12,528)	$(28,218)

Net loss from continuing operations per share: basic and diluted	$(0.79)	$(0.31)	$(1.19)	$(1.22)
Net loss from discontinuing operations per share: basic and diluted	$-	$(1.27)	$(0.39)	$(3.94)
Net loss attributable to common stockholders per share: basic and diluted	$(0.81)	$(1.62)	$(1.68)	$(5.22)

Weighted average shares outstanding: basic and diluted	8,256	5,931	7,446	5,408

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net loss	$(6,489)	$(9,333)	$(11,789)	$(27,924)
Foreign currency translation adjustments	(9)	(12)	(7)	(18)
Comprehensive loss	$(6,498)	$(9,345)	$(11,796)	$(27,942)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended September 30, 2023
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance at June 30, 2023	5	$4,725	8,250	$309,535	$41	$(265,976)	$43,600
Net Loss	-	-	-	-	-	(6,489)	(6,489)
Foreign currency translation adjustment	-	-	-	-	(9)	-	(9)
Stock-based compensation	-	-	-	608	-	-	608
Vesting of bonus awards	-	-	-	14	-	-	14
Shares issued upon vesting of RSU	-	-	2	-	-	-	-
Shares issued for consultant services	-	-	9	36	-	-	36
Accretion of Series A convertible preferred stock to redemption value	-	198	-	(198)	-	-	(198)
Balance at September 30, 2023	5	$4,923	8,261	$309,995	$32	$(272,465)	$37,562

	Three Months Ended September 30, 2022
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance at June 30, 2022	6	$4,854	5,930	$289,649	$31	$(206,437)	$83,243
Net Loss	-	-	-	-	-	(9,333)	(9,333)
Foreign currency translation adjustment	-	-	-	-	(12)	-	(12)
Stock-based compensation	-	-	-	3,181	-	-	3,181
Shares issued upon vesting of RSU, net of shares retired to pay employees’ taxes	-	-	1	-	-	-	-
Accretion of Series A convertible preferred stock to redemption value	-	222	-	(294)	-	72	(222)
Balance at September 30, 2022	6	$5,076	$5,931	$292,536	$19	$(215,698)	$76,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Nine Months Ended September 30, 2023
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance at December 31, 2022	6	$5,302	5,932	$294,929	$39	$(260,676)	$34,292
Net Loss	-	-	-	-	-	(11,789)	(11,789)
Foreign currency translation adjustment	-	-	-	-	(7)	-	(7)
Stock-based compensation	-	-	-	2,276	-	-	2,276
Vesting of bonus awards	-	-	-	72	-	-	72
Sale of common shares, net of financing costs	-	-	2,275	13,421	-	-	13,421
Deemed dividend on Series A redeemable convertible preferred stock	-	-	-	(118)	-	-	(118)
Shares issued upon vesting of RSU	-	-	45	-	-	-	-
Shares issued for consultant services	-	-	9	36	-	-	36
Redemption of Series A redeemable convertible preferred stock	(1)	(1,000)	-	-	-	-	-
Accretion of Series A convertible preferred stock to redemption value	-	621	-	(621)	-	-	(621)
Balance at September 30, 2023	5	$4,923	8,261	$309,995	$32	$(272,465)	$37,562

	Nine Months Ended September 30, 2022
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance at December 31, 2021	-	$-	4,612	$252,954	$37	$(187,774)	$65,217
Net Loss	-	-	-	-	-	(27,924)	(27,924)
Foreign currency translation adjustment	-	-	-	-	(18)	-	(18)
Stock-based compensation	-	-	-	7,423	-	-	7,423
Shares issued upon vesting of RSU, net of shares retired to pay employees’ taxes	-	-	5	-	-	-	-
Issuance of common shares, including at-the-market transactions, net of financing costs and underwriting discounts	-	-	1,314	32,453	-	-	32,453
Issuance of Series A redeemable convertible preferred stock, net of financing costs	6	4,782	-	-	-	-	-
Accretion of Series A convertible preferred stock to redemption value	-	294	-	(294)	-	-	(294)
Balance at September 30, 2022	6	$5,076	5,931	$292,536	$19	$(215,698)	$76,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,789)	$(27,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,289	1,062
Amortization of intangible assets	66	2,880
Stock-based compensation	2,276	7,423
Equity compensation for bonus awards and consulting services	108	-
Unrealized (gain) loss on marketable equity securities	(8)	485
Amortization of debt issuance costs	-	12
Change in fair value of contingent consideration	(16,947)	(17,157)
Change in fair value of Series A redeemable convertible preferred stock second tranche obligation	-	(352)
Impairment losses	6,761	-
Loss on disposal of discontinued operations	1,659	-
Loss on disposal and held for sale assets	1,283	-

Changes in operating assets and liabilities:
Accounts receivable	130	(553)
Prepaid expenses and other assets	784	(745)
Accounts payable and accrued liabilities	(4,193)	422
Accrued severance and liabilities from Chronix Biomedical acquisition	-	(1,317)
Lease assets and liabilities	(43)	(156)
Assets held for sale	(139)	-
Net cash used in operating activities	(18,763)	(35,920)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	354	-
Construction in progress and purchases of furniture and equipment	(17)	(3,538)
Cash sold in discontinued operations (Note 13)	(1,510)	-
Net cash used in investing activities	(1,173)	(3,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	13,848	32,812
Financing costs to issue common shares	(427)	(389)
Proceeds from sale of redeemable convertible Series A preferred shares	-	4,875
Redemption of redeemable convertible Series A preferred shares	(1,118)	-
Financing costs to issue redeemable convertible Series A preferred shares	-	(93)
Proceeds from sale of common shares under at-the-market transactions	-	31
Financing costs for at-the-market sales	-	(1)
Repayment of loan payable	-	(1,325)
Repayment of financing lease obligations	(87)	(4)
Net cash provided by financing activities	12,216	35,906

NET CHANGE IN CASH, CASH EQUIVALENTS (INCLUDES DISCONTINUED OPERATIONS) AND RESTRICTED CASH	(7,720)	(3,552)

CASH, CASH EQUIVALENTS (INCLUDES DISCONTINUED OPERATIONS) AND RESTRICTED CASH, BEGINNING	23,203	37,305
CASH, CASH EQUIVALENTS (INCLUDES DISCONTINUED OPERATIONS) AND RESTRICTED CASH, ENDING	$15,483	$33,753

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$24

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Construction in progress, machinery and equipment purchases included in accounts payable and accrued liabilities	$215	$1,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Description of the Business and Liquidity

Oncocyte Corporation (“Oncocyte,” the “Company,” “we” or “us”), incorporated in 2009 in the state of California, is a precision diagnostics company focused on developing and commercializing proprietary tests in three areas: VitaGraft is a blood-based solid organ transplantation monitoring test, DetermaIO is a gene expression test that assesses the tumor microenvironment to predict response to immunotherapies, and DetermaCNI is a blood-based monitoring tool for monitoring therapeutic efficacy in cancer patients.

Oncocyte’s first product for commercial release was a proprietary treatment stratification test called DetermaRx that identifies which patients with early-stage non-small cell lung cancer may benefit from chemotherapy, resulting in a significantly higher, five-year survival rate. Beginning in September 2019 through February 23, 2021, Oncocyte held a 25% equity interest in Razor Genomics, Inc. (“Razor”), a privately held company, that had developed and licensed to Oncocyte the lung cancer treatment stratification laboratory test that Oncocyte was commercializing as DetermaRx. On February 24, 2021, Oncocyte completed the purchase of all the remaining issued and outstanding shares of common stock of Razor. As a result of the purchase of the Razor common stock, Oncocyte became the sole shareholder of Razor.

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

Certain amounts in prior periods have been reclassified to reflect the impact of the discontinued operations treatment of Razor in order to conform to the current period presentation. As a result of the divestiture of Razor, the Company has retrospectively revised the consolidated statements of operations for the periods ended September 30, 2022, to reflect the operations and cash flows of Razor as discontinued operations and the related assets and liabilities disposed. See Note 13 for additional information.

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

Liquidity and Going Concern

Oncocyte has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $272.5 million as of September 30, 2023. Oncocyte expects to continue to incur operating losses and negative cash flows for the foreseeable future. Since its formation, Oncocyte has financed its operations primarily through the sale of shares of its common stock, convertible preferred stock and warrants to acquire common stock.

As of September 30, 2023, Oncocyte had $13.8 million of cash and cash equivalents. In addition, Oncocyte held shares of Lineage Cell Therapeutics, Inc. (“Lineage”) and AgeX Therapeutics, Inc. (“AgeX”) common stock as marketable equity securities with a combined fair market value of $441,000.

On June 11, 2021, Oncocyte entered into an at-the-market sales agreement with BTIG, LLC as sales agent and/or principal (the “Agent” or “BTIG”) pursuant to which Oncocyte may sell up to an aggregate of $50,000,000 of shares of Oncocyte common stock from time to time through the Agent (the “ATM Offering”).

Between July 1, 2021 and September 30, 2023, Oncocyte sold 56,167 shares of common stock at an average offering price of $111.60 per share, for gross proceeds of approximately $6.27 million through the ATM Offering. The most recent sale of common stock through the ATM Offering took place in January 2022. Oncocyte will need to raise additional capital to finance its operations, including the development and commercialization of its cancer diagnostic and other tests, until such time as it is able to generate sufficient revenues from the commercialization of one or more of its laboratory tests and other tests, and performing Pharma Services to cover its operating expenses.

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

Further, on April 13, 2022, Oncocyte entered into an underwriting agreement (the “Underwriting Agreement”) with BTIG, LLC, as representative of the underwriters named therein (the “Underwriters”), pursuant to which Oncocyte issued and sold to the Underwriters an aggregate of 1,313,320 shares of common stock, and 1,313,320 warrants to purchase up to 656,660 shares of common stock (“April 2022 Warrants”) (the “Underwritten Offering”). See Notes 8 and 11 for additional information about the Series A Preferred Stock Offering and Underwritten Offering.

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

On April 3, 2023, Oncocyte entered into an agreement with certain members of the Company’s board of directors, and several institutional and accredited investors, including Broadwood, the Company’s largest shareholder, relating to their purchase of an aggregate of up to 2,278,121 shares of its common stock at an offering price of $7.08 per share to board members and $6.03 per share to the other investors participating in the offering (the “April 2023 Offering”). See Notes 8 and 11 for additional information about the April 2023 Offering.

On April 12, 2023, Oncocyte announced a reduction in force involving approximately 20% of its workforce (the “April 2023 Reduction”), which management believes will extend Oncocyte’s cash runway into 2024. In connection with the April 2023 Reduction, we incurred approximately $300,000 related to employee severance and benefits costs during the second quarter of 2023.

As of September 30, 2023, Oncocyte is completing clinical development and planning commercialization of DetermaIO, although DetermaIO is currently available for biopharma diagnostic development and research use only as a companion test in immunotherapy drug development to select patients for clinical trials; and the clinical launch of VitaGraft. While Oncocyte plans to primarily market its laboratory tests in the United States through its own sales force, it is also beginning to make marketing arrangements with distributors in other countries. In order to reduce capital needs and to expedite the commercialization of any new laboratory tests that may become available for clinical use, Oncocyte may also pursue marketing arrangements with other diagnostic companies through which Oncocyte might receive licensing fees and royalty on sales, or through which it might form a joint venture to market its tests and share in net revenues, in the United States or abroad.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements included in this Report are issued. This evaluation initially does not take into consideration the potential mitigating effect of our plans that have not been fully implemented as of the date the consolidated financial statements included in this Report are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of our plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that such financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that such financial statements are issued. In performing this analysis, we excluded certain elements of our operating plan that cannot be considered probable.

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the consolidated financial statements are issued. Management intends to complete additional equity financings while maintaining reduced spending levels. However, due to several factors, including those outside management’s control, there can be no assurance that we will be able to complete additional equity financings. If we are unable to complete additional financings, management’s plans include further reducing or delaying operating expenses. We have concluded the likelihood that our plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

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

2. Summary of Significant Accounting Policies

Accounting Principles

The consolidated financial statements and accompanying notes are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”).

Reclassifications

Certain prior period amounts in the consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the current period presentation. These changes had no impact on the previously reported consolidated financial condition, results of operations or cash flows.

Basis of Presentation

The unaudited condensed consolidated interim financial statements presented herein, and discussed below, have been prepared in accordance with GAAP for financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In accordance with those rules and regulations, certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements at that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Oncocyte’s Annual Report on Form 10-K for the year ended December 31, 2022. The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments of a normal recurring nature necessary for a fair presentation of Oncocyte’s financial condition and results of operations. The consolidated results of operations are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

On July 24, 2023, the Company implemented a 1-for-20 reverse stock split of the outstanding shares of its common stock. The par value per share and the authorized number of shares of common stock and preferred stock were not adjusted as a result of the reverse stock split. All common stock share and per-share amounts for all periods presented in these consolidated financial statements have been adjusted to reflect the reverse stock split. The number of authorized shares of common stock remains at 230 million shares.

Principles of Consolidation

On January 31, 2020, with the acquisition of Insight Genetics, Inc. (“Insight”) through a merger with a newly incorporated wholly-owned subsidiary of Oncocyte (the “Insight Merger”) under the terms of an Agreement and Plan of Merger (the “Insight Merger Agreement”), Insight became a wholly-owned subsidiary of Oncocyte, and on that date Oncocyte began consolidating Insight’s operations and results with Oncocyte’s operations and results (see Note 3).

On April 15, 2021, with the acquisition of Chronix Biomedical, Inc. (“Chronix”) pursuant to an Agreement and Plan of Merger dated February 2, 2021, amended February 23, 2021, and amended and restated as of April 15, 2021 (as amended and restated, the “Chronix Merger Agreement”), by and among Oncocyte, CNI Monitor Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Oncocyte (“Merger Sub”), Chronix became a wholly-owned subsidiary of Oncocyte (the “Chronix Merger”), and on that date Oncocyte began consolidating Chronix’s operations and results with Oncocyte’s operations and results (see Note 3).

We have reflected the operations of Razor as discontinued operations for all periods presented. See Note 13 for further information. Amounts and disclosures throughout these Notes to consolidated financial statements relate solely to continuing operations and exclude all discontinued operations. Discontinued operations comprise activities that were disposed of or discontinued at the end of the period, represent a separate major line of business that can be clearly distinguished for operational and financial reporting purposes and represent a strategic business shift having a major effect on the Company’s operations and financial results according to ASC Topic 205, Presentation of Financial Statements.

All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates estimates which are subject to significant judgment, including, but not limited to, valuation methods used, assumptions requiring the use of judgment to prepare financial projections, timing of potential commercialization of acquired in-process intangible assets, applicable discount rates, probabilities of the likelihood of multiple outcomes of certain events related to contingent consideration, comparable companies or transactions, determination of fair value of the assets acquired and liabilities assumed including those relating to contingent consideration, assumptions related to going concern assessments, allocation of direct and indirect expenses, useful lives associated with long-lived intangible assets, key assumptions in operating and financing leases including incremental borrowing rates, loss contingencies, valuation allowances related to deferred income taxes, allowances for credit losses, and assumptions used to value debt and stock-based awards and other equity instruments. Actual results may differ materially from those estimates.

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

Segments

Oncocyte’s executive management team, as a group, represents the entity’s chief operating decision makers. To date, Oncocyte’s executive management team has viewed Oncocyte’s operations as one segment that includes the research, development and commercialization of diagnostic tests, including molecular diagnostic services to pharmaceutical customers. As a result, the financial information disclosed materially represents all of the financial information related to Oncocyte’s sole operating segment.

Fair Value Measurements, Business Combinations and Contingent Consideration Liabilities

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

In determining fair value, Oncocyte utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. For the periods presented, Oncocyte has no financial assets or liabilities recorded at fair value on a recurring basis, except for money market funds and marketable equity securities held by Oncocyte described below. These assets are measured at fair value using the period-end quoted market prices as a Level 1 input.

Certain of Oncocyte’s asset and business acquisitions involve the potential for future payment of consideration to third-parties and former selling shareholders in amounts determined as a percentage of future net revenues generated, or upon attainment of revenue milestones, from Pharma Services or laboratory tests, as applicable, or annual minimum royalties to certain licensors, as provided in the applicable agreements. The fair value of such liabilities is determined using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows and the risk-adjusted discount rate used to present value the cash flows. These obligations are referred to as contingent consideration, which are carried at fair value based on Level 3 inputs.

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

The fair value of contingent consideration after the acquisition date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in the consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities and, accordingly, the resulting gain or loss that Oncocyte records in its consolidated financial statements. See Note 3 for a full discussion of these liabilities and additional Level 3 fair value disclosures.

The following tables present the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy:

	As of September 30, 2023
	Fair value	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Marketable equity securities	$441	$441	$-	$-
Total	$441	$441	$-	$-

Liabilities:
Contingent consideration liabilities (Note 3)	$28,715	$-	$-	$28,715
Total	$28,715	$-	$-	$28,715

	As of December 31, 2022
	Fair value	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Marketable equity securities	$433	$433	$-	$-
Total	$433	$433	$-	$-

Liabilities:
Contingent consideration liabilities (Note 3)	$45,662	$-	$-	$45,662
Total	$45,662	$-	$-	$45,662

The carrying amounts of cash and cash equivalents, restricted cash, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.

In accordance with GAAP, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. The Company reviews the carrying value of goodwill, intangibles, including in-process research and development (“IPR&D”) (see Note 5), and other long-lived assets for indications of impairment at least annually. Refer to related discussions of impairments below.

Cash, Cash Equivalents and Restricted Cash

Oncocyte considers all highly liquid securities with original maturities of three months or less when purchased to be cash equivalents. For the periods presented, Oncocyte’s cash equivalents are comprised of investments in AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper and securities issued or guaranteed by the U.S. government or its agencies. Restricted cash relates to a bank letter of credit required under our office lease arrangement, refer to Note 7 for additional information.

Marketable Equity Securities

Oncocyte accounts for the shares of Lineage and AgeX common stock it holds as marketable equity securities in accordance with ASC 320-10-25, Investments – Debt and Equity Securities, as amended, as the shares have a readily determinable fair value quoted on the NYSE American and are held principally to meet future working capital purposes, as necessary. The securities are measured at fair value, with related gains and losses in the value of such securities recorded in the consolidated statements of operations in other income or expense, and are reported as current assets on the consolidated balance sheets based on the closing trading price of the security as of the date being presented.

As of September 30, 2023 and December 31, 2022, Oncocyte held 353,264 and 35,326 shares of common stock of Lineage and AgeX, respectively, as marketable equity securities, which had a combined fair market value of $441,000 and $433,000, respectively.

Investments in Capital Stock of Privately Held Companies

Oncocyte evaluates whether investments held in common stock of other companies require consolidation of the company under, first, the variable interest entity (“VIE”) model, and then under the voting interest model in accordance with accounting guidance for consolidations under ASC 810-10. If consolidation of the entity is not required under either the VIE model or the voting interest model, Oncocyte determines whether the equity method of accounting should be applied in accordance with ASC 323, Investments – Equity Method and Joint Ventures. The equity method applies to investments in common stock or in-substance common stock if Oncocyte exercises significant influence over, but does not control, the entity, where significant influence is typically represented by ownership of 20% or more, but less than majority ownership, of the voting interests of a company.

Oncocyte initially records equity method investments at fair value on the date of the acquisition with subsequent adjustments to the investment balance based on Oncocyte’s pro rata share of earnings or losses from the investment.

From February 24, 2021, the date of Oncocyte’s acquisition of the remaining interests in Razor, through February 16, 2023 the date of its disposition, Razor entity’s financial statements were consolidated with Oncocyte. See Note 13 for additional information related to the discontinued operations of Razor.

Assets Held for Sale

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

During the nine months ended September 30, 2023, the Company entered into various agreements to sell laboratory equipment. As a result, the Company classified the equipment as held for sale as current assets, in the consolidated balance sheet, as all the criteria of ASC subtopic 360-10, Property, Plant, and Equipment (“ASC 360-10”) have been met and the transactions were qualified as assets held for sale. The equipment was written down to its fair value, less cost to sell, the remainder of which was $139,000 as of September 30, 2023. As a result of these transactions, the Company recorded an impairment loss of $1.3 million on held for sale assets, in the consolidated statement of operations.

Machinery and Equipment, Net, and Construction in Progress

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

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles – Goodwill and Other, IPR&D projects acquired in a business combination that are not complete as of the acquisition date are capitalized and accounted for as indefinite-lived intangible assets until completion or abandonment of the related research and development efforts. Upon successful completion of the project, the capitalized amount is amortized over its estimated useful life. If a project is abandoned, all remaining capitalized amounts are written off immediately. Oncocyte considers various factors and risks for potential impairment of IPR&D assets, including the current legal and regulatory environment and the competitive landscape. Adverse clinical trial results, significant delays or inability to obtain local determination coverage (“LCD”) from the Centers for Medicare and Medicaid Services (“CMS”) for Medicare reimbursement for a diagnostic test, the inability to bring a diagnostic test to market and the introduction or advancement of competitors’ diagnostic tests could result in partial or full impairment of the related intangible assets. Consequently, the eventual realized value of the IPR&D project may vary from its fair value at the date of acquisition, and IPR&D impairment charges may occur in future periods. During the period between completion or abandonment, the IPR&D assets will not be amortized but will be tested for impairment on an annual basis and between annual tests if Oncocyte becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts (see Note 5).

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

Oncocyte does not have intangible assets with indefinite useful lives other than goodwill and the acquired IPR&D discussed in Notes 3 and 5. As of September 30, 2023, goodwill has been fully impaired and acquired IPR&D has been partially impaired.

Long-Lived Intangible Assets

Long-lived intangible assets, consisting primarily of acquired customer relationships, are stated at acquired cost, less accumulated amortization. Amortization expense is computed using the straight-line method over the estimated useful life of 5 years (see Note 5).

Impairment of Long-Lived Assets

Oncocyte assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Oncocyte’s long-lived assets consist primarily of intangible assets, right-of-use assets for operating leases, customer relationships, and machinery and equipment. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying value of the asset over its fair value, is recorded. See Note 4 for additional information with respect to the impairment of leasehold improvements. See “Assets held for sale” above for additional impairment disclosures.

Leases

Oncocyte accounts for leases in accordance with ASC 842, Leases. Oncocyte determines if an arrangement is a lease at inception. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. Under the available practical expedients for the adoption of ASC 842, Oncocyte accounts for the lease and non-lease components as a single lease component. Oncocyte recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months in the consolidated balance sheet. ROU assets represent the right to use an underlying asset during the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most leases do not provide an implicit rate, Oncocyte uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Oncocyte uses the implicit rate when it is readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that Oncocyte will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating leases include our office leases and are also included as right-of-use assets in machinery and equipment, and ROU lease liabilities, current and long-term, in the consolidated balance sheets. Financing leases are included in machinery and equipment, and in financing lease liabilities, current and long-term, in the consolidated balance sheets. Oncocyte discloses the amortization of our ROU assets and operating lease payments as a net amount in the consolidated statements of cash flows. Based on the available practical expedients under the standard, Oncocyte elected not to capitalize leases that have terms of twelve months or less.

During prior years, Oncocyte entered into various operating leases and an embedded operating lease in accordance with ASC 842 as discussed in Note 7. Oncocyte’s accounting for financing leases remained substantially unchanged.

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

The following table presents consolidated revenues by service:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Pharma Services	$423	$67	$1,137	$684
Laboratory developed test services	6	-	52	-
Total	$429	$67	$1,189	$684

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

Completion of the service and satisfaction of the performance obligation is typically evidenced by access to the report or test made available to the customer or any other form or applicable manner of delivery defined in the Pharma Services Agreements. However, for certain SOWs under which work is performed pursuant to the customer’s highly customized specifications, Oncocyte has the enforceable right to bill the customer for work completed, rather than upon completion of the SOW. For those SOWs, Oncocyte recognizes revenue over a period during which the work is performed using a formula that accounts for expended efforts, generally measured in labor hours, as a percentage of total estimated efforts for the completion of the SOW. As performance obligations are satisfied under the Pharma Services Agreements, any amounts earned as revenue and billed to the customer are included in accounts receivable. Any revenues earned but not yet billed to the customer as of the date of Oncocyte’s consolidated financial statements are recorded as contract assets and are included in prepaids and other current assets as of the financial statement date. Amounts recorded in contract assets are reclassified to accounts receivable in Oncocyte’s consolidated balance sheets when the customer is invoiced according to the billing schedule in the contract.

As of September 30, 2023 and December 31, 2022, Oncocyte had accounts receivable from Pharma Services customers of $557,000 and $257,000, respectively.

Allowance for Credit Losses

Oncocyte establishes an allowance for credit losses based on the evaluation of the collectability of its Pharma Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, reasonable and supportable forecast that affect the collectability of the reported amount, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. Oncocyte continuously monitors collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the credit loss reserve accounts. As of September 30, 2023 and December 31, 2022, we had no allowance for credit losses related to Pharma Services.

Laboratory Developed Test Services

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

As of September 30, 2023 and December 31, 2022, Oncocyte had accounts receivable of $1.5 million and $1.9 million, respectively, from Medicare and Medicare Advantage covered DetermaRx tests.

Allowance for Credit Losses

We maintain an allowance for credit losses related to laboratory developed test services at an amount we estimate to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. We base this allowance, in the aggregate, on historical collection experience, age of receivables and general economic conditions. Our bad debt write-offs have not been significant and have been within management expectations. As of September 30, 2023 and December 31, 2022, we had an allowance for credit losses of $178,000 and $154,000, respectively, related to laboratory developed test services.

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

Disaggregation of Revenues and Concentrations of Credit Risk

The following table presents the percentage of consolidated revenues by service:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Pharma Services	99%	100%	96%	100%
Laboratory developed test services	1%	0%	4%	0%
Total	100%	100%	100%	100%

The following table presents the percentage of consolidated revenues generated by unaffiliated customers, based on the respective periods presented, that individually represented greater than ten percent of consolidated revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Pharma services - Company A	57%	28%	42%	60%
Pharma services - Company B	41%	22%	34%	11%
Pharma services - Company C	*	22%	*	*
Pharma services - Company D	*	19%	*	*

*	Less than 10%

The following table presents the percentage of consolidated revenues attributable to geographical locations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
United States – Pharma Services	42%	76%	54%	74%
Outside of the United States – Pharma Services	57%	24%	41%	26%
United States – Laboratory developed test services	1%	0%	4%	0%
Total	100%	100%	100%	100%

Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. The Company places its cash equivalents primarily in highly rated money market funds. Cash and cash equivalents are also invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. The Company has not experienced any significant losses on its deposits of cash and cash equivalents.

Two Pharma Services customers individually represented approximately 54% and 45% of accounts receivable at September 30, 2023. Two Pharma Services customers individually represented approximately 59% and 30% of accounts receivable at December 31, 2022.

Cost of Revenues

Cost of revenues generally consists of cost of materials, direct labor including benefits, bonus and stock-based compensation, equipment and infrastructure expenses, clinical sample related costs associated with performing DetermaRx tests and Pharma Services, providing deliverables according to our licensing agreements, license fees due to third parties, and amortization of acquired intangible assets such as the customer relationship intangible assets. Infrastructure expenses include depreciation of laboratory equipment, allocated rent costs, leasehold improvements, and allocated information technology costs for operations at Oncocyte’s CLIA laboratories in California and Tennessee. Costs associated with generating the revenues are recorded as the tests or services are performed regardless of whether revenue was recognized. Royalties or revenue share payments for licensed technology calculated as a percentage of revenues generated using the associated technology are recorded as expenses at the time the related revenues are recognized.

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

Stock-Based Compensation

Oncocyte recognizes compensation expense related to employee option grants and restricted stock grants in accordance with the Financial Accounting Standards Board (“FASB”) ASC 718, Compensation – Stock Compensation (“ASC 718”).

Oncocyte estimates the fair value of employee stock-based payment awards on the grant-date and recognizes the resulting fair value over the requisite service period. For stock-based awards that vest only upon the attainment of one or more performance goals set by Oncocyte at the time of the grant (sometimes referred to as milestone vesting), compensation cost is recognized if and when Oncocyte determines that it is probable that the performance condition or conditions will be, or have been, achieved. Oncocyte uses the Black-Scholes option pricing model for estimating the fair value of options granted under Oncocyte’s equity plans. The fair value of each restricted stock unit (“RSU”) or award is determined based on the value of the common stock granted or sold. Oncocyte has elected to treat stock-based payment awards with graded vesting schedules and time-based service conditions as a single award and recognizes stock-based compensation on a straight-line basis over the requisite service period. Forfeitures are accounted for as they occur. Refer to Note 9 for additional information.

The Black-Scholes option pricing model requires Oncocyte to make certain assumptions including the expected option term, the expected volatility, the risk-free interest rate and the dividend yield. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. Oncocyte estimates the expected term of options granted based on its own experience. Oncocyte estimates the expected volatility using its own stock price volatility to the extent applicable or a combination of its stock price volatility and the stock price volatility of peer companies, for a period equal to the expected term of the options. The risk-free interest rate assumption is based upon observed interest rates on the United States government securities appropriate for the expected term of Oncocyte’s stock options. The dividend yield assumption is based on Oncocyte’s history and expectation of dividend payouts. Oncocyte has never declared or paid any cash dividends on its common stock, and Oncocyte does not anticipate paying any cash dividends in the foreseeable future.

All excess tax benefits and tax deficiencies from stock-based compensation awards accounted for under ASC 718 are recognized as income tax benefit or expense, respectively, in the statements of operations. An excess income tax benefit arises when the tax deduction of a share-based award for income tax purposes exceeds the compensation cost recognized for financial reporting purposes and, a tax deficiency arises when the compensation cost exceeds the tax deduction. Because Oncocyte has a full valuation allowance for all periods presented (see Note 10), there was no impact to Oncocyte statements of operations for any excess tax benefits or deficiencies, as any excess benefit or deficiency would be offset by the change in the valuation allowance.

Accounting for Warrants

Oncocyte determines the accounting classification of warrants it issues, as either liability or equity classified, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate Oncocyte to settle the warrants or the underlying shares by paying cash or other assets or warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480, Oncocyte assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. This liability classification guidance also applies to financial instruments that may require cash or other form of settlement for transactions outside of the company’s control and, in which the form of consideration to the warrant holder may not be the same as to all other shareholders in connection with the transaction. However, if a transaction is not within the company’s control but the holder of the financial instrument can solely receive the same type or form of consideration as is being offered to all the shareholders in the transaction, then equity classification of the financial instrument is not precluded, if all other applicable equity classification criteria are met.

After all relevant assessments, Oncocyte concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. Based on the above guidance and, among other factors, the fact that our warrants cannot be cash settled under any circumstance but require share settlement, all of our outstanding warrants meet the equity classification criteria and have been classified as equity. Refer to Notes 6 and 8 for details about our outstanding warrants.

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

All common stock equivalents are antidilutive because Oncocyte reported a net loss for all periods presented. The following table presents the calculation of basic and diluted loss per share of common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Numerator:
Net loss attributable to Oncocyte Corporation	$(6,489)	$(9,333)	$(11,789)	$(27,924)
Accretion of Series A redeemable convertible preferred stock	(198)	(294)	(621)	(294)
Deemed dividend on Series A redeemable convertible preferred stock	-	-	(118)	-
Net loss attributable to common stockholders - basic and diluted	$(6,687)	$(9,627)	$(12,528)	$(28,218)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders - basic and diluted	8,256	5,931	7,446	5,408

Basic and diluted net loss per common share	$(0.81)	$(1.62)	$(1.68)	$(5.22)

Anti-dilutive potential common shares excluded from the computation of diluted net loss per common share:
Stock options	501	717	501	717
RSUs	5	29	5	29
Warrants	820	820	820	820
Series A redeemable convertible preferred stock	5	4	5	4
Total	1,331	1,570	1,331	1,570

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-10, which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Upon the initial recognition of such assets, which will be based on, among other things, historical information, current conditions, and reasonable supportable forecasts. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Previously, U.S. GAAP required entities to write down credit losses only when losses are probable and loss reversals are not permitted. The Company adopted this ASU in the first quarter of 2023. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to provide specific guidance to eliminate diversity in practice on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts from customers in a business combination consistent with revenue contracts with customers not acquired in an acquisition. The amendments in this update provide that the acquirer should consider the terms of the acquired contracts, such as timing of payment, identify each performance obligation in the contracts, and allocate the total transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception (that is, the date the acquiree entered into the contracts) or contract modification to determine what should be recorded at the acquisition date. The Company adopted this ASU in the first quarter of 2023. Adoption of this standard did not have an impact on the Company’s consolidated financial statements and related disclosures.

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

The following table shows the Insight Merger Date contractual payment amounts, as applicable, and the corresponding fair value of each respective Contingent Consideration liability:

	Contractual	Fair Value on the
	Value	Merger Date
	(In thousands)
Milestone 1	$1,500	$1,340
Milestone 2	3,000	1,830
Milestone 3 (a)	1,500	770
Royalty 1 (b)	See(b)	5,980
Royalty 2 (b)	See(b)	1,210
Total	$6,000	$11,130

(a)	Indicates the maximum payable if the Milestone is achieved.

(b)	As defined, Royalty Payments are based on a percentage of future revenues of DetermaIO and Pharma Services over their respective useful life, accordingly there is no fixed contractual value for the Royalty Contingent Consideration.

The fair value of the Contingent Consideration after the Insight Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s consolidated statements of operations. Durning 2023, based on Oncocyte’s reassessment of significant assumptions, there was a decrease of approximately $3.1 million to the fair value of the Contingent Consideration primarily attributable to revised estimates of the timing of the possible future payouts and, accordingly, this decrease was recorded as change in fair value of contingent consideration in the consolidated statement of operations for the nine months ended September 30, 2023.

Oncocyte uses a discounted cash flow valuation technique to determine the fair value of its Level 3 contingent consideration liabilities. The significant unobservable inputs used in Insight’s contingent consideration valuation on September 30, 2023, included: (i) a discount period, based on the expected milestone payment dates, ranging from 0.5 years to 1.5 years, (ii) a discount rate of 15.2% to 15.4%, and (iii) a management probability estimate of 15% to 50%.

The following tables reflect the activity for the Insight Contingent Consideration measured at fair value using Level 3 inputs:

Fair Value
(In thousands)
Balance at December 31, 2021	$7,060
Change in estimated fair value	420
Balance at September 30, 2022	$7,480

Balance at December 31, 2022	$5,370
Change in estimated fair value	(3,080)
Balance at September 30, 2023	$2,290

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

The fair value of the Chronix Contingent Consideration after the Chronix Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s consolidated statements of operations. During 2023, based on Oncocyte’s reassessment of significant assumptions, there was a decrease of approximately $13.9 million to the fair value of the Contingent Consideration primarily attributable to revised estimates of the timing of the possible future payouts and, accordingly, this decrease was recorded as a change in fair value of contingent consideration in the consolidated statement of operations for the nine months ended September 30, 2023.

Oncocyte uses a discounted cash flow valuation technique to determine the fair value of its Level 3 contingent consideration liabilities. The significant unobservable inputs used in Chronix’s contingent consideration valuation on September 30, 2023, included: (i) a discount period, based on the related patent expiration dates, ranging from 0.4 years to 12.2 years, (ii) a discount rate of 15.5% to 16.4%, and (iii) a payout percentage of 10% based on the earnout provision.

The following tables reflect the activity for the Chronix Contingent Consideration measured at fair value using Level 3 inputs:

Fair Value
(In thousands)
Balance at December 31, 2021	$69,621
Change in estimated fair value	(17,577)
Balance at September 30, 2022	$52,044

Balance at December 31, 2022	$40,292
Change in estimated fair value	(13,867)
Balance at September 30, 2023	$26,425

Goodwill was calculated as the difference between the acquisition date fair value of the Aggregate Chronix Merger Consideration transferred and the values assigned to the assets acquired and liabilities assumed. Goodwill also included the $2.2 million of net deferred tax liabilities recorded principally related to the VitaGraft discussed above. Oncocyte recognized approximately $9.5 million of goodwill related to the Chronix acquisition. None of the goodwill recognized is expected to be deductible for income tax purposes. During 2022, the Company identified circumstances that could indicate a potential impairment and after a valuation of the Company’s assets and liabilities was performed, management concluded that goodwill was impaired as of December 31, 2022 (see Note 2).

4. Right-Of-Use and Financing Lease Assets, Machinery and Equipment, Net, and Construction in Progress

Right-of-use and financing lease assets, machinery and equipment, net, and construction in progress were as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Right-of-use assets	$4,036	$3,499
Machinery and equipment	6,908	9,408
Accumulated depreciation and amortization	(5,819)	(4,196)
Right-of-use assets and machinery and equipment, net	5,125	8,711
Construction in progress	708	2,140
Right-of-use and financing lease assets, machinery and equipment, net, and construction in progress	$5,833	$10,851

Fixed asset depreciation and amortization expense amounted to $404,000 and $391,000 for the three months ended September 30, 2023 and 2022, respectively, and $1.3 million and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively.

During the third quarter of 2023, in connection with a new sublease arrangement (see Note 7), the Company identified circumstances that indicated a potential impairment of certain leasehold improvements (included in construction in progress) and after a valuation was performed, management concluded that such leasehold improvements were impaired. Accordingly, the Company recorded an impairment of approximately $1.8 million.

5. Intangible Assets, Net

As part of the Insight and Chronix acquisitions completed on January 31, 2020, and April 15, 2021, respectively, the Company has acquired IPR&D and customer relationships.

During the first quarter of 2023, due to changes in management and the economic condition of the Company, management shifted the Company’s business strategy to direct efforts on fewer studies and to transition from tests that are laboratory developed tests to research use only sales. Due to the change in strategy, the Company’s long range plan forecasts were updated and anticipated future benefits derived from the Company’s assets. The change in strategy represent a significant indicator for change in value of the Company’s long-lived assets. The original IPR&D balance was reassessed based on the updated long range plan, using the multi-period excess earnings method (“MPEEM”) approach, the results of the valuation noted that the carrying value of the DetermaIO related IPR&D intangible assets was greater than the fair market value, whereas the CNI and VitaGraft related IPR&D intangible assets carrying value was lower than the fair market value. Accordingly, the Company recorded an impairment of approximately $5.0 million.

The MPEEM valuation approach is a discounted cash flow valuation technique and was used to determine the Level 3 fair value of Insight’s IPR&D discussed above. The significant unobservable inputs used on March 31, 2023, included: (i) a discount period of 20.0 years, based on the expected life of patent, (ii) a royalty rate of 0.3%, (iii) a contributory asset rate of return of 30.0%, and (iv) a weighted average cost of capital rate of 30.0%. As market conditions change, the Company will re-evaluate assumptions used in the determination of fair value for IPR&D and is uncertain to the extent of the volatility in the unobservable inputs in the foreseeable future. Refer to Note 2, “Goodwill and Intangible Assets” for additional IPR&D information.

Intangible assets, net, consisted of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Intangible assets:
Acquired IPR&D - DetermaIOTM (1)	$9,700	$14,650
Acquired IPR&D - DetermaCNI™ and VitaGraft™ (2)	46,800	46,800

Intangible assets subject to amortization:
Acquired intangible assets - customer relationship	440	440
Total intangible assets	56,940	61,890
Accumulated amortization - customer relationship(3)	(323)	(257)
Intangible assets, net	$56,617	$61,633

(1)	See Note 3 for information on the Insight Merger.
(2)	See Note 3 for information on the Chronix Merger.
(3)	Amortization of intangible assets is included in “Cost of revenues – amortization of acquired intangibles” on the consolidated statements of operations because the intangible assets pertain directly to the revenues generated from the acquired intangibles.

Intangible asset amortization expense amounted to $22,000 and $976,000 for the three months ended September 30, 2023 and 2022, respectively, and $66,000 and $2.9 million for the nine months ended September 30, 2023 and 2022, respectively.

Future amortization expense of intangible assets subject to amortization is expected to be the following:

Amortization
(In thousands)
Year ending December 31,
2023	$22
2024	88
2025	7
$117

6. Loan Payable to Silicon Valley Bank

Amended Loan Agreement

On October 17, 2019, Oncocyte entered into a First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”) with Silicon Valley Bank (“the Bank”) pursuant to which Oncocyte obtained a new $3 million secured credit facility (“Tranche 1”), a portion of which was used to repay the remaining balance of approximately $400,000 on outstanding loans from the Bank, plus a final payment of $116,000, under the February 21, 2017 Loan Agreement. The credit line under the Amended Loan Agreement may be increased by an additional $2 million (“Tranche 2”) if Oncocyte obtains at least $20 million of additional equity capital, as was the case with the original Loan Agreement, and a positive final coverage determination is received from CMS for DetermaRx at a specified minimum price point per test (the “Tranche 2 Milestone”), and Oncocyte is not in default under the Amended Loan Agreement. As of September 30, 2023, Oncocyte had satisfied the Tranche 2 Milestone and was eligible to borrow the $2 million Tranche 2 funds. However, Oncocyte has not yet borrowed any funds under Tranche 2.

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

At maturity of the loan, Oncocyte agreed to pay the Bank an additional final payment fee of $200,000, which was recorded as a deferred financing charge in October 2019 and is being amortized to interest expense over the term of the loan using the effective interest method. Since August 2022, there is no remaining unamortized deferred financing cost and the full principal balance of the loan in addition to the final payment fee have been paid off.

Bank Warrants

In 2017, in connection with the Loan Agreement, Oncocyte issued common stock purchase warrants to the Bank (the “2017 Bank Warrants”) entitling the Bank to purchase shares of Oncocyte common stock in tranches related to the loan tranches under the Loan Agreement. In conjunction with the availability of the loan, the Bank was issued warrants to purchase 412 shares of Oncocyte common stock at an exercise price of $97.00 per share, through February 21, 2027. On March 23, 2017, the Bank was issued warrants to purchase an additional 366 shares at an exercise price of $109.20 per share, through March 23, 2027. The Bank may elect to exercise the 2017 Bank Warrants on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the applicable tranche is being exercised by (A) the excess of the fair market value of the common stock over the applicable exercise price, divided by (B) the fair market value of the common stock. The fair market value of the common stock will be the last closing or sale price on a national securities exchange, inter-dealer quotation system, or over-the-counter market. These warrants meet the equity classification criteria and have been classified as equity, refer to Note 2 “Accounting for Warrants” for additional information.

On October 17, 2019, in conjunction with Tranche 1 becoming available under the Amended Loan Agreement, Oncocyte issued a common stock purchase warrant to the Bank (the “2019 Bank Warrant”) entitling the Bank to purchase 4,928 shares of Oncocyte common stock at the initial “Warrant Price” of $33.80 per share through October 17, 2029. The number of shares of common stock issuable upon the exercise of the 2019 Bank Warrant will increase on the date of each draw, if any, on Tranche 2. The number of additional shares of common stock issuable upon the exercise of the 2019 Bank Warrant will be equal to 0.02% of Oncocyte’s fully diluted equity outstanding for each $1 million draw under Tranche 2. The Warrant Price for Tranche 2 warrant shares will be determined upon each draw of Tranche 2 funds and will be closing price of Oncocyte common stock on the date immediately before the applicable date on which Oncocyte borrows funds under Tranche 2. The Bank may elect to exercise the 2019 Bank Warrant on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the 2019 Bank Warrant is being exercised by (A) the excess of the fair market value of the common stock over the applicable Warrant Price, divided by (B) the fair market value of the common stock. The fair market value of the common stock will be last closing or sale price on a national securities exchange, interdealer quotation system, or over-the-counter market. These warrants meet the equity classification criteria and have been classified as equity, refer to Note 2 “Accounting for Warrants” for additional information. As of September 30, 2023, Oncocyte has not borrowed any funds under Tranche 2.

7. Commitments and Contingencies

Office and Facilities Leases

Irvine Office Lease

On December 23, 2019, Oncocyte and Cushing Ventures, LLC (“Landlord”) entered into an Office Lease Agreement (the “Irvine Lease”) of a building containing approximately 26,800 square feet of rentable space located at 15 Cushing in Irvine, California (the “Premises”) that serves as Oncocyte’s principal executive and administrative offices.

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

The lessor provided Oncocyte with a “Tenant Improvement Allowance” in the amount of $1.3 million to pay for the plan, design, permitting, and construction of the improvements constituting Tenant’s Work. The lessor retained 1.5% of the Tenant Improvement Allowance as an administrative fee as provided in the Irvine Lease. As of June 2021, the lessor had provided $1.3 million of the total Tenant Improvement Allowance, which is being amortized over the Term.

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

To obtain the letter of credit, Oncocyte has provided the issuing bank with a restricted cash deposit that the bank will hold to cover its obligation to pay any draws on the letter of credit by the lessor. The restricted cash may not be used for any other purpose, accordingly, Oncocyte has reflected $1.7 million as restricted cash in the accompanying consolidated balance sheets.

Irvine Office Sublease

On August 8, 2023, Oncocyte and Induce Biologics USA, Inc. (“Subtenant”) entered into a Sublease Agreement (the “Sublease Agreement”), which subsequently became effective as of September 14, 2023, upon the execution and delivery by the Company, Subtenant, and Landlord, of that certain Landlord’s Consent to Sublease dated September 12, 2023 (the “Consent Agreement”), under which Landlord consented to the Sublease Agreement, on the terms and subject to the conditions set forth therein. The Sublease Agreement is subject and subordinate to the Irvine Lease.

Under the Sublease Agreement, the Company agreed to initially sublet to Subtenant a portion of the Premises consisting of approximately 13,400 square feet of rentable space for a term (the “Initial Period”) commencing on the date that is 120 days after the effective date of the Consent Agreement (the “Commencement Date”) and ending on the date that is 18 months following the Commencement Date or such earlier date as Subtenant may elect upon the exercise of its one-time option to accelerate such date upon 90 days prior written notice to the Company (the date on which the Initial Period ends, the “Expansion Date”). On the Expansion Date, the portion of the Premises that is subleased to Subtenant under the Sublease Agreement will automatically increase to include the remaining portion of the Premises, which consists of approximately 13,400 square feet of additional rentable space for a term (the “Expansion Period”) beginning on the Expansion Date through the expiration of the Irvine Lease on October 31, 2027, unless earlier terminated.

The Sublease Agreement provides that, from and after the Commencement Date, Subtenant will pay to the Company monthly base rent in the following amounts: (i) $36,850.00 for rental periods beginning on the Commencement Date and ending on or before December 31, 2024 (subject to adjustment in the event that Subtenant exercises its option to accelerate the Expansion Date, such that the Expansion Period begins prior to December 31, 2024); (ii) $37,955.50 for rental periods beginning on or after January 1, 2025 and ending on or before June 20, 2025 (subject to adjustment in the event that Subtenant exercises its option to accelerate the Expansion Date, such that the Expansion Period begins prior to June 20, 2025); (iii) $75,844.00 for rental periods beginning on or after July 1, 2025 and ending on or before December 31, 2025; (iv) $78,188.33 for rental periods beginning on or after January 1, 2026 and ending on or before December 31, 2026; and (v) $80,533.98 for rental periods beginning on or after January 1, 2027 and ending on or before October 31, 2027.

Following the Commencement Date, Subtenant will be responsible for the payment of Additional Rent, including Expenses and Taxes (as each such term is defined in the Irvine Lease), provided that, with respect to the Initial Period, Subtenant will be responsible for only 50% of the Expenses and Taxes due. In addition, Subtenant will pay the Company a security deposit in the amount of $101,987.38 in connection with the transactions contemplated by the Sublease Agreement.

The Sublease Agreement contains customary provisions with respect to, among other things, Subtenant’s obligation to comply with the Irvine Lease and applicable laws, the payment of utilities and similar services utilized by Subtenant with respect its use of the Premises, the indemnification of the Company by Subtenant, and the right of the Company to terminate the Sublease Agreement in its entirety and retake the Premises if Subtenant fails to remedy certain defaults of its obligations under the Sublease Agreement within specified time periods.

Nashville Office Lease

On August 27, 2021, Oncocyte entered into a lease agreement to add an additional suite to its Nashville office space, containing approximately 1,928 square feet of rentable space located at 2 International Plaza, Suite 103, Nashville TN. The term of the lease commenced on October 1, 2021 and extends through April 9, 2024 and will serve as additional office space for Insight’s operations.

Embedded Operating Lease

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

Our office leases are operating leases under ASC 842 and are included in the tables below. The tables below provide the amounts recorded in connection with the application of ASC 842 for Oncocyte’s operating and financing leases (see Note 2 for additional policy information).

Financing Lease

As of September 30, 2023, Oncocyte has one financing lease remaining through December 2023 for certain laboratory equipment with aggregate remaining payments of approximately $30,000 shown in the table below. Oncocyte’s lease obligations are collateralized by the equipment financed under the lease schedule.

Operating and Financing Leases

The following table presents supplemental balance sheet information related to operating and financing leases:

	September 30, 2023	December 31, 2022
	(In thousands)
Operating lease
Right-of-use assets, net	$1,748	$2,088

Right-of-use lease liabilities, current	$653	$698
Right-of-use lease liabilities, noncurrent	2,252	2,730
Total operating lease liabilities	$2,905	$3,428

Financing lease
Machinery and equipment	$537	$537
Accumulated depreciation	(528)	(446)
Machinery and equipment, net	$9	$91

Current liabilities	$30	$117
Noncurrent liabilities	-	-
Total financing lease liabilities	$30	$117

Weighted average remaining lease term
Operating lease	3.9 years	4.5 years
Financing lease	0.3 years	1.0 years

Weighted average discount rate
Operating lease	11.29%	11.24%
Financing lease	11.55%	11.55%

Future minimum lease commitments are as follows:

	Operating	Financing
	Leases	Leases
	(In thousands)
Year Ending December 31,
2023	$255	$31
2024	903	-
2025	869	-
2026	899	-
2027	695	-
Total minimum lease payments	3,621	31
Less amounts representing interest	(716)	(1)
Present value of net minimum lease payments	$2,905	$30

The following table presents supplemental cash flow information related to operating and financing leases:

	Nine Months Ended
	September 30,
	2023	2022
	(In thousands)
Cash paid for amounts included in the measurement of financing lease liabilities:
Operating cash flows from operating leases	$793	$854
Operating cash flows from financing leases	$7	$77
Financing cash flows from financing leases	$86	$4

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

Employment Contracts

Oncocyte has entered into employment and severance benefit contracts with certain executive officers. Under the provisions of the contracts, Oncocyte may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives. As of September 30, 2023, Oncocyte accrued approximately $2.7 million in severance obligations for certain executive officers, in accordance with the severance benefit provisions of their respective employment and severance benefit agreements, primarily related to Oncocyte’s acquisition of Chronix in 2021.

Indemnification

In the normal course of business, Oncocyte may provide indemnification of varying scope under Oncocyte’s agreements with other companies or consultants, typically Oncocyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Oncocyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Oncocyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Oncocyte’s diagnostic tests. Oncocyte’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from Oncocyte’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or license agreement to which they relate. The Razor Stock Purchase Agreement also contains provisions under which Oncocyte has agreed to indemnify Razor and Encore from losses and expenses resulting from breaches or inaccuracy of Oncocyte’s representations and warranties and breaches or nonfulfillment of Oncocyte’s covenants, agreements, and obligations under the Razor Stock Purchase Agreement. Oncocyte periodically enters into underwriting and securities sales agreements with broker-dealers in connection with the offer and sale of Oncocyte securities. The terms of those underwriting and securities sales agreements include indemnification provisions pursuant to which Oncocyte agrees to indemnify the broker-dealers from certain liabilities, including liabilities arising under the Securities Act, in connection with the offer and sale of Oncocyte securities. The potential future payments Oncocyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, Oncocyte has not been subject to any claims or demands for indemnification. Oncocyte also maintains various liability insurance policies that limit Oncocyte’s financial exposure. As a result, Oncocyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, Oncocyte has not recorded any liabilities for these agreements as of September 30, 2023 and December 31, 2022.

8. Shareholders’ Equity

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

The Series A Preferred Stock dividend for all issued and outstanding shares is set at 6% per annum per share. As of September 30, 2023, the Company elected to accrete dividends of $399,000, net of the April 2023 redemption, with respect to shares of Series A Preferred Stock.

As of September 30, 2023 and December 31, 2022, Oncocyte had 4,818 and 5,882, shares issued and outstanding, respectively. The future right or obligation associated with the Series A Preferred Stock to be issued in the second closing was written off in the prior year since the second closing was not completed.

Common Stock

As of September 30, 2023 and December 31, 2022, Oncocyte has 230,000,000 shares of common stock, no-par value, authorized. As of September 30, 2023 and December 31, 2022, Oncocyte had 8,260,762 and 5,932,191 shares of common stock issued and outstanding, respectively.

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

The Company received net proceeds of approximately $32.8 million from the Underwritten Offering, which includes the April 2022 Warrants sold upon the exercise of the Underwriters’ overallotment option. The Underwritten Offering closed on April 19, 2022. Refer to Note 11 for additional information.

The Underwritten Offering was made pursuant to the Company’s effective “shelf” registration statement on Form S-3 (Registration No. 333-256650) filed with the SEC Commission on May 28, 2021 and declared effective by the SEC on June 8, 2021, and an accompanying prospectus dated June 8, 2021 as supplemented by a prospectus supplement dated April 13, 2022.

April 2023 Offering

On April 3, 2023, Oncocyte entered into an agreement with certain members of the Company’s board of directors, and several institutional and accredited investors, including Broadwood, the Company’s largest shareholder, and certain members of the Company’s board of directors (and certain of their affiliated parties), relating to their purchase of an aggregate of up to 2,278,121 shares of its common stock at an offering price of $7.08 per share to board members and $6.03 per share to the other investors participating in the April 2023 Offering. The April 2023 Offering was intended to be priced at-the-market for purposes of complying with applicable Nasdaq Listing Rules. The Company issued an aggregate of 2,274,709 shares of common stock from this offering, as further discussed in Note 11. The aggregate gross proceeds from the offering were approximately $13.9 million. The Company used approximately $1.1 million of the net proceeds to immediately redeem an aggregate of 1,064 shares of its Series A Preferred Stock and may thereafter elect to redeem additional shares.

Common Stock Purchase Warrants

As of September 30, 2023, Oncocyte had an aggregate of 819,767 common stock purchase warrants issued and outstanding with exercise prices ranging from $30.60 to $109.20 per warrant. The warrants will expire on various dates ranging from February 2024 to October 2029. Certain warrants have “cashless exercise” provisions meaning that the value of a portion of warrant shares may be used to pay the exercise price rather than payment in cash, which may be exercised under any circumstances in the case of the 2017 Bank Warrants and 2019 Bank Warrants (see Note 6) or, in the case of certain other warrants, only if a registration statement for the warrants and underlying shares of common stock is not effective under the Securities Act or a prospectus in the registration statement is not available for the issuance of shares upon the exercise of the warrants. All of the outstanding warrants meet the equity classification criteria and have been classified as equity, refer to Note 2 for additional information.

9. Stock-Based Compensation

Equity Incentive Plans

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

As of September 30, 2023, 1,050,000 shares of common stock were reserved under the 2018 Incentive Plan for the grant of stock options or the sale of restricted stock or for the settlement of RSUs. Oncocyte may also grant stock appreciation rights under the 2018 Incentive Plan. As of September 30, 2023, 387,000 shares are available for grant under the 2018 Incentive Plan.

2022 Equity Awards

During the year ended December 31, 2022, the Company awarded executive share-based payment awards under the 2018 Plan to certain executive officers and employees with time-based, market-based and performance-based vesting conditions (“2022 equity awards”).

The fair value of the RSU 2022 equity awards with performance-based vesting condition was estimated using the Black-Scholes option-pricing model assuming that performance goals will be achieved. If such performance conditions are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The probability of 2022 equity awards performance-based vesting conditions will be evaluated each reporting period and the Company will true-up the amount of cumulative cost recognized for the 2022 performance-based awards at each reporting period based on the most up-to-date probability estimates. The Company will recognize the compensation expense for 2022 performance-based awards expected to vest on a straight-line basis over the respective service period for each separately vesting tranche.

The fair value of the RSU 2022 equity awards with market-based and time-based vesting conditions were estimated using the Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the performance and market conditions, which are subject to the achievement of the market-based goals established by the Company and the continued employment of the participant. These awards vest only to the extent that the market-based conditions are satisfied as specified in the vesting conditions. Unlike the performance-based awards, the grant date fair value and associated compensation cost of the market-based awards reflect the probability of the market condition being achieved, and the Company will recognize this compensation cost regardless of the actual achievement of the market condition. Assumptions utilized in connection with the Monte Carlo valuation technique included: estimated risk-free interest rate of 2.0 percent; term of 2.8 years; expected volatility of 100 percent; and expected dividend yield of 0 percent. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments. The total grant date fair value of the market-based awards was $117,625.

2022 Modifications

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

In accordance with ASC 718, the Company calculated the fair value of the market-based awards on the date of modification, noting an increase in the fair value of approximately $58,500, with the incremental increase in fair value representing additional stock-based compensation expense. The following assumptions were used in calculating the fair value of the market-based options on the date of modification: estimated risk-free interest rate of 2.72 percent, term of 2.6 years, expected volatility of 95.0 percent and expected dividend yield of 0 percent.

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

2010 Plan Activity

A summary of Oncocyte’s 2010 Plan activity and related information follows:

	Shares	Number	Weighted
	Available	of Options	Average
Options	for Grant	Outstanding	Exercise Price
	(In thousands, except weighted average exercise price)
Balance at December 31, 2022	-	30	$80.78
Exercised	-	-	$-
Cancelled	-	(20)	$-
Balance at September 30, 2023	-	10	$73.22
Exercisable at September 30, 2023		10	$73.22

2018 Plan Activity

A summary of Oncocyte’s 2018 Incentive Plan activity and related information follows:

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
	(In thousands, except weighted average exercise price)
Balance at December 31, 2022	442	428	22	$59.23
RSUs vested	-	-	(14)	$-
RSUs granted	(9)	-	5	$-
Options granted	(298)	298	-	$5.96
Options forfeited/expired	235	(235)	-	$-
RSUs forfeited/expired	2	-	(1)	$-
Performance RSUs forfeited/expired	15	-	(7)	$-
Balance at September 30, 2023	387	491	5	$27.31
Options exercisable at September 30, 2023		140		$98.80

During the nine months ended September 30, 2023, the Company granted 178,000 employee and non-employee stock option awards. The assumptions used to calculate the Black-Scholes grant date fair value of such awards were as follows:

	Nine Months Ended
	September 30,
	2023	2022
Expected life (in years)	6.25	5.98
Risk-free interest rates	3.76%	2.29%
Volatility	105.99%	106.85%
Dividend yield	0%	0%

In August 2023, the Company awarded 120,000 stock option grants with market-based and time-based vesting conditions to certain executives. The fair value of such awards was estimated using the Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the performance and market conditions, which are subject to the achievement of the market-based goals established by the Company and the continued employment of the executives through December 31, 2025. These awards vest only to the extent that the market-based conditions are satisfied as specified in the vesting conditions. The grant date fair value and associated compensation cost of the market-based awards reflect the probability of the market condition being achieved, and the Company will recognize this compensation cost regardless of the actual achievement of the market condition. Assumptions utilized in connection with the Monte Carlo valuation technique included: estimated risk-free interest rate of 4.81 percent; term of 6.19 years; expected volatility of 91.0 percent; and expected dividend yield of 0 percent. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments. Based on the market-based conditions, the grant date fair values of these awards ranged from $1.09 to $1.74, amounting to a total fair value of approximately $156,000.

Oncocyte recorded stock-based compensation expense in the following categories on the accompanying consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Cost of revenues	$(2)	$94	$10	$239
Research and development	294	521	931	1,416
Sales and marketing	64	942	216	1,681
General and administrative	252	1,624	1,119	4,087
Total	$608	$3,181	$2,276	$7,423

In August 2023, the Company issued 9,091 restricted stock awards in connection with a consulting service arrangement for a total fair value of $36,000.

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If Oncocyte had made different assumptions, its stock-based compensation expense and net loss for the three and nine months ended September 30, 2023, and 2022 may have been significantly different. Refer to Note 2 for additional information.

Oncocyte does not recognize deferred income taxes for incentive stock option compensation expense and records a tax deduction only when a disqualified disposition has occurred.

10. Income Taxes

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

Oncocyte did not record any provision or benefit for income taxes for the nine months ended September 30, 2023 and 2022, as Oncocyte had a full valuation allowance for the periods presented.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Oncocyte established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carry-forwards and other deferred tax assets.

11. Related Party Transactions

Financing Transactions

On April 13, 2022, Oncocyte entered into the Securities Purchase Agreement with the Investors, including Broadwood and John Peter Gutfreund, a former director of Oncocyte, for the Series A Preferred Stock Offering. Each of Broadwood and Mr. Gutfreund has a direct material interest in the Series A Preferred Stock Offering and agreed to purchase 5,882.35 and 1,176.48 shares, respectively, in the Series A Preferred Stock Offering and on the same terms as other investors. Additionally, Halle Capital Management, L.P. received $85,000 from the Company as reimbursement for its legal fees and expenses. Mr. Gutfreund is the Managing Partner of Halle Capital Management, L.P. See Note 8 for additional information about the Series A Preferred Stock Offering.

Further, on April 13, 2022, Oncocyte entered into the Underwriting Agreement with the Underwriters for the Underwritten Offering. Pursuant to the Underwritten Offering, Broadwood acquired from us (i) 261,032 shares of common stock, and (ii) 300,187 April 2022 Warrants to purchase up to 150,093 shares of common stock at an exercise price of $30.60 per share. However, the total number of shares of common stock that Broadwood purchased in the Underwritten Offering was 300,187, of which 39,154 existing shares were acquired by the underwriters in the open market and re-sold to Broadwood. Pura Vida acquired from us (i) 249,204 shares of common stock, and (ii) 286,585 April 2022 Warrants to purchase up to 143,292 shares of common stock. However, the total number of shares of common stock that Pura Vida purchased in the Underwritten Offering was 286,585, of which 37,380 existing shares were acquired by the underwriters in the open market and re-sold to Pura Vida. Halle Special Situations Fund LLC purchased from us (i) 309,976 shares of common stock, and (ii) 356,472 2022 Warrants to purchase up to 178,236 shares of common stock. Mr. Gutfreund is the investment manager and a control person of Halle Capital Partners GP LLC, the managing member of Halle Special Situations Fund LLC. However, the total number of shares of common stock that Halle Special Situations Fund LLC purchased in the Underwritten was 356,472, of which 46,496 existing shares were acquired by the underwriters in the open market and re-sold to Halle Special Situations Fund LLC. See Note 8 for additional information about the Underwritten Offering.

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

Company Employee

The Company previously employed the son of Andrew Arno, Chairman of the Board as its Senior Manager, Investor Relations, Corporate Planning & Development. The total compensation paid by the Company to Mr. Arno’s son since January 1, 2022 is approximately $200,000. Mr. Arno’s son is no longer an employee of the Company as of July 28, 2023.

12. Co-Development Agreement with Life Technologies Corporation

On January 13, 2022, Oncocyte entered into a Collaboration Agreement (the “LTC Agreement”) with Life Technologies Corporation, a Delaware corporation and subsidiary of Thermo Fisher Scientific (“LTC” and together with Oncocyte, the “Parties” or individually, a “Party”), in order to partner in the development and collaborate in the commercialization of Thermo Fisher Scientific’s existing Oncomine Comprehensive Assay Plus and Oncocyte’s DetermaIO assay for use with LTC’s Ion TorrentTM GenexusTM Integrated Sequencer and LTC’s Ion TorrentTM GenexusTM Purification System (“Genexus system”) in order to obtain in vitro diagnostic regulatory approval. On February 7, 2023, Oncocyte entered into a Termination Agreement with LTC, pursuant to which the parties terminated the LTC Agreement. As of the termination date, Oncocyte was responsible for reimbursing LTC for $749,000 of certain development costs under the terms of the LTC Agreement, which have been fully paid.

13. Discontinued Operations of Razor

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

The Company recorded the final adjustment related to the disposal, including final working capital adjustments, and recognized a loss of $1.3 million during the first quarter of 2023. Including the impairment losses we recognized as of December 31, 2022 related to this transaction, we recorded an overall loss of $27.2 million. The operating results for Razor have been recorded in discontinued operations of the accompanying consolidated statements of operations for all periods presented, and we have reclassified their assets and liabilities as discontinued operations in the accompanying balance sheets. We have retrospectively adjusted the amounts reported for the period ended September 30, 2022, in the following table to give effect to such reporting of discontinued operations. For the period ended September 30, 2023, discontinued operations reflect operating results of Razor up to the closing of the sale.

The Company’s consolidated balance sheets and consolidated statements of operations report discontinued operations separate from continuing operations. Our consolidated statements of comprehensive loss, statements of shareholders’ equity and statements of cash flows combined continuing and discontinued operations. A summary of financial information related to the Company’s discontinued operations is as follows.

The following table represents the results of the discontinued operations of Razor:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Net revenue	$-	$950	$421	$3,824

Cost of revenues	-	1,855	507	5,854
Research and development	-	2,949	702	9,200
Sales and marketing	-	3,600	498	9,966
General and administrative	-	61	329	133
Loss from impairment of held for sale assets	-	-	1,311	-
Net loss from discontinued operations	$-	$(7,515)	$(2,926)	$(21,329)

The following table represents the carrying amounts of the assets and liabilities of the discontinued operations of Razor:

	September 30,	December 31,
	2023	2022
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$1,510
Prepaid expenses and other current assets	-	346
Machinery and equipment, net, and construction in progress	-	211
Intangible assets, net	-	25,920
Impairment of held for sale assets	-	(25,866)
TOTAL ASSETS	$-	$2,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$90	$492
Accrued compensation	-	248
Accrued expenses and other current liabilities	-	1,265
Total current liabilities	90	2,005

TOTAL LIABILITIES	$90	$2,005

The following table summarizes cash used related to the discontinued operations of Razor:

	Nine Months Ended
	September 30,
	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(4,357)	$(15,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	$-	$(96)

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

The following discussion should be read in conjunction with Oncocyte’s consolidated financial statements and the related notes provided under “Item 1- Financial Statements” above.

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

Irvine Office Sublease Agreement

On August 8, 2023, Oncocyte and Subtenant entered into the Sublease Agreement, which subsequently became effective as of September 14, 2023, upon the execution and delivery by the Company, Subtenant, and Landlord, of the Consent Agreement, under which Landlord consented to the Sublease Agreement, on the terms and subject to the conditions set forth therein. The Sublease Agreement is subject and subordinate to the Irvine Lease. For additional information about the Sublease Agreement, see Note 7 to our consolidated financial statements included elsewhere in this Report.

Results of Operations

Summary Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Net revenue	$429	$67	$362	540%	$1,189	$684	$505	74%
Cost of revenues	159	314	(155)	-49%	593	602	(9)	-1%
Cost of revenues – amortization of acquired intangibles	22	22	-	0%	66	73	(7)	-10%
Research and development	2,185	1,472	713	48%	6,747	5,923	824	14%
Sales and marketing	713	405	308	76%	2,213	798	1,415	177%
General and administrative	2,487	5,702	(3,215)	-56%	9,430	16,794	(7,364)	-44%
Change in fair value of contingent consideration	(435)	(6,142)	5,707	-93%	(16,947)	(17,157)	210	-1%
Impairment losses	1,811	-	1,811	-	6,761	-	6,761	100%
Loss on disposal and held for sale assets	-	-	-	-	1,283	-	1,283	100%
Loss from operations	(6,513)	(1,706)	(4,807)	282%	(8,957)	(6,349)	(2,608)	41%
Total other income (expenses)	24	(112)	136	-121%	94	(246)	340	-138%
Loss from continuing operations	(6,489)	(1,818)	(4,671)	257%	(8,863)	(6,595)	(2,268)	34%
Loss from discontinuing operations	-	(7,515)	7,515	-100%	(2,926)	(21,329)	18,403	-86%
Net loss	$(6,489)	$(9,333)	$2,844	-30%	$(11,789)	$(27,924)	$16,135	-58%

Results of Operations – Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022

Revenues increased to $429,000 for the three months ended September 30, 2023, as compared to $67,000 in the comparable prior year, due to increased revenues in Pharma Services.

Loss from continuing operations was $6.5 million for the three months ended September 30, 2023, and $1.8 million for the three months ended September 30, 2022. The net change was comprised primarily of the changes in operating expenses and other income and expenses from continuing operations as follows:

●	Pharma Services revenue increased by $356,000 due to an increased number of contracts performed during the period.

●	Cost of revenues decreased by $155,000, primarily related to labor and allocated overhead associated with performing our Pharma Services.

●	Cost of revenues - amortization of acquired intangibles remained at $22,000, and relates to noncash amortization of acquired intangible assets such as our customer relationship intangible assets acquired as part of the Insight merger.

●	Research and development expenses increased by $713,000, as the Company continues development of DetermaIO, VitaGraft (formerly TheraSure Transplant Monitor), and DetermaCNI (formerly TheraSure - CNI Monitor). See below for additional details.

●	Sales and marketing expenses increased by $308,000, primarily attributable to continued ramp in sales and marketing activities related to the transplant business, as well as support the commercialization efforts within oncology. See below for additional details.

●	General and administrative expenses decreased by $3.2 million, primarily due to decreased stock-based compensation and personnel expenses. See below for additional details.

●	Change in fair value of contingent consideration decreased by $5.7 million, from a gain of $6.1 million to a gain of $435,000, due to changes in discount rates and revised estimates on the timing of possible future payouts. Change is driven in part by the Chronix Amendment which amended the earnout considerations eliminated the Chronix Milestone Payments, 15% Royalty Payments and Sale Payment obligations (see Note 3 to our consolidated financial statements included elsewhere in this Report). See below for additional details.

●	Impairment loss increased due to a 2023 asset impairment charge of $1.8 million related to leasehold improvements (see Note 4 to our consolidated financial statements included elsewhere in this Report).

●	Total other income (expense) increased by $136,000, from an expense of $112,000 in the three months ended September 30, 2022 to an income of $24,000 in the three months ended September 30, 2023, primarily due to interest income and the change in unrealized gain/loss on marketable equity securities. See below for additional details.

Results of Operations – Nine Months Ended September 30, 2023 Compared with the Nine months ended September 30, 2022

Revenues increased to $1.2 million for the nine months ended September 30, 2023, as compared to $684,000 in the comparable prior year, due to increased revenues in Pharma Services.

Loss from continuing operations was $8.9 million for the nine months ended September 30, 2023, and $6.6 million for the nine months ended September 30, 2022. The net change was comprised primarily of the changes in operating expenses and other income and expenses from continuing operations as follows:

●	Pharma Services revenue increased by $453,000 due to an increased number of contracts performed during the period.

●	Cost of revenues decreased by $9,000, primarily related to labor and allocated overhead associated with performing our Pharma Services.

●	Cost of revenues - amortization of acquired intangibles decreased by $7,000, and relates to noncash amortization of acquired intangible assets such as our customer relationship intangible assets acquired as part of the Insight merger.

●	Research and development expenses increased by $824,000, as the Company continues development of DetermaIO, VitaGraft (formerly TheraSure Transplant Monitor), and DetermaCNI (formerly TheraSure - CNI Monitor). See below for additional details.

●	Sales and marketing expenses increased by $1.4 million, primarily attributable to continued ramp in sales and marketing activities related to the transplant business, as well as support the commercialization efforts within oncology. See below for additional details.

●	General and administrative expenses decreased by $7.4 million, primarily due to decreased stock-based compensation and personnel expenses. See below for additional details.

●	Change in fair value of contingent consideration decreased by $210,000, from a gain of $17.2 million to a gain of $16.9 million, due to changes in discount rates and revised estimates on the timing of possible future payouts. Change driven in part by the Chronix Amendment which amended the earnout considerations eliminated the Chronix Milestone Payments, 15% Royalty Payments and Sale Payment obligations (see Note 3 to our consolidated financial statements included elsewhere in this Report). See below for additional details.

●	Impairment losses relate to two 2023 assets impairment charges, including $5.0 million to intangible assets (see Note 5 to our consolidated financial statements included elsewhere in this Report) and $1.8 million to leasehold improvements (see Note 4).

●	Total other income (expense) increased by $340,000, from an expense of $246,000 in the nine months ended September 30, 2022, to an income of $94,000 in the nine months ended September 30, 2023, primarily due to interest income and the change in unrealized gain/loss on marketable equity securities. See below for additional details.

Revenues

The following table shows our service revenues:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Pharma Services	$423	$67	$356	531%	$1,137	$684	$453	66%
Laboratory developed test services	6	-	6	100%	52	-	52	100%
Total	$429	$67	$362	540%	$1,189	$684	$505	74%

Pharma Services are generally performed on a time and materials basis. Upon our completion of the service to the customer in accordance with the contract, we have the right to bill the customer for the agreed upon price (either on a per test or per deliverable basis) and recognize the Pharma Services revenue at that time, on an accrual basis. Pharma Services revenues are generated under discrete agreements for particular customer projects that generally expire with the completion or termination of the customer’s project. Accordingly, different customers may account for greater or lesser portions of Pharma Services during different accounting periods, and Pharma Services revenues may exhibit a larger variance from accounting period to accounting period than other revenues such as DetermaRx testing revenues. Refer to Note 2 to our consolidated financial statements included elsewhere in this Report for additional revenue information.

Laboratory developed test services generally relate to payments received from sales prior to the Razor Sale Transaction (see Note 13 to our consolidated financial statements included elsewhere in this Report). Oncocyte generated revenue from performing DetermaRx tests on clinical samples through orders received from physicians, hospitals, and other healthcare providers. For all payers other than Medicare, Oncocyte must consider the novelty of the test, the uncertainty of receiving payment, or being subject to claims for a refund, from payers with whom it does not have a sufficient payment collection history or contractual reimbursement agreements. Accordingly, for those payers, Oncocyte has recognized revenue upon payment. Refer to Note 2 to our consolidated financial statements included elsewhere in this Report for additional revenue information.

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

Research and Development Expenses

A summary of the main drivers of the change in research and development expenses is as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses	$886	$719	$167	23%	$2,813	$2,438	$375	15%
Depreciation	321	82	239	291%	1,036	229	807	352%
Share-based compensation	294	208	86	41%	926	589	337	57%
Laboratory supplies and expenses	380	304	76	25%	955	1,019	(64)	-6%
Facilities and insurance	217	66	151	229%	529	281	248	88%
Professional fees, legal, and outside services	91	195	(104)	-53%	259	1,162	(903)	-78%
Severance	(7)	-	(7)	-100%	152	-	152	100%
Other	8	57	(49)	-86%	49	182	(133)	-73%
Clinical trials	(5)	(159)	154	-97%	28	23	5	22%
Total	$2,185	$1,472	$713	48%	$6,747	$5,923	$824	14%
% of Net Revenue	509%	2197%		-1688%	567%	866%		-298%

We expect to continue to incur a significant amount of research and development expenses during the foreseeable future. As of September 30, 2023, we will continue development of DetermaIO and VitaGraft. Our future research and development efforts and expenses will also depend on the amount of capital that we are able to raise to finance those activities and whether we acquire rights to any new diagnostic tests. A portion of our costs for leasing and operating our CLIA laboratories in California and Tennessee, and in Germany with Chronix, will also be included in research and development expenses to the extent allocated to the development of our diagnostic tests.

We may commence clinical trials of DetermaIO if we develop that diagnostic test to the point where we determine that its use as a clinical diagnostic appears to be feasible.

Sales and Marketing Expenses

A summary of the main drivers of the change in sales and marketing expenses is as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses	$486	$289	$197	68%	$1,494	$477	$1,017	213%
Share-based compensation	64	39	25	64%	203	68	135	199%
Facilities and insurance	58	15	43	287%	174	24	150	625%
Professional fees, legal, and outside services	28	59	(31)	-53%	140	219	(79)	-36%
Marketing & Advertising	44	-	44	100%	107	-	107	100%
Other	33	3	30	1000%	95	10	85	850%
Total	$713	$405	$308	76%	$2,213	$798	$1,415	177%
% of Net Revenue	166%	604%		-438%	186%	117%		69%

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

General and Administrative Expenses

A summary of the main drivers of the change in general and administrative expenses is as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses and board fees	$756	$1,939	$(1,183)	-61%	$2,846	$6,496	$(3,650)	-56%
Professional fees, legal, and outside services	774	642	132	21%	2,720	2,883	(163)	-6%
Facilities and insurance	572	676	(104)	-15%	1,791	2,015	(224)	-11%
Share-based compensation	252	1,624	(1,372)	-84%	1,119	4,087	(2,968)	-73%
Severance	17	558	(541)	-97%	498	682	(184)	-27%
Other	116	263	(147)	-56%	456	631	(175)	-28%
Total	$2,487	$5,702	$(3,215)	-56%	$9,430	$16,794	$(7,364)	-44%
% of Net Revenue	580%	8510%		-7931%	793%	2455%		-1662%

Change in Fair Value of Contingent Consideration

We will pay contingent consideration if various payment milestones are triggered under the merger agreements through which we acquired Insight and Chronix. See Note 3 to our consolidated financial statements included elsewhere in this Report. Changes in the fair value of the contingent consideration will be based on our reassessment of the key assumptions underlying the determination of this liability as changes in circumstances and conditions occur from the Insight and Chronix acquisition dates to the reporting period being presented, with the subsequent changes in fair value recorded as part of our consolidated loss from operations for that period. See above change explanations for additional information.

Other Income and Expenses

Total other income (expenses) is primarily comprised of interest income and expense, and unrealized gains and losses on Lineage and AgeX marketable equity securities we hold (see Note 2 to our consolidated financial statements included elsewhere in this Report). Interest income is earned from money market funds we hold for capital preservation. In the prior year, interest expense was incurred under our loan payable to the Silicon Valley Bank, and under financing lease obligations. Interest income (expense), net, reflects the interest income earned from money market accounts in excess of interest expense incurred on our loans and financing obligations.

Income Taxes

Oncocyte did not record any provision or benefit for income taxes for the nine months ended September 30, 2023 and September 30, 2022, as Oncocyte had a full valuation allowance for the periods presented (see Note 10 to the consolidated financial statements included elsewhere in this Report).

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. We established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from our net operating loss carry-forwards and other deferred tax assets.

Liquidity and Capital Resources

Our foreseeable material cash requirements as of September 30, 2023, are recognized as liabilities or generally are otherwise described in Note 7, “Commitments and Contingencies,” to the consolidated financial statements included elsewhere in this Report. Cash requirements are generally derived from our operating and investing activities including expenditures for working capital, human capital, business development, investments in intellectual property, and business combinations. Our office lease obligations, net of sublease payments, and certain contingent obligations are further described in Note 3, “Business Combinations,” related to contingent consideration, and Note 7. Historically, we have not entered into any off-balance sheet arrangements.

Since formation, we have financed our operations primarily through the sale of our common stock, preferred stock and warrants. We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $272.5 million at September 30, 2023. We expect to continue to incur operating losses and negative cash flows for the near future. Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued.

At September 30, 2023, we had $13.8 million of cash and cash equivalents, and held shares of Lineage and AgeX common stock as marketable equity securities valued at $441,000. In 2022, we raised approximately $30,000 in net cash proceeds through sales of shares of our common stock through the ATM Offering. On June 1, 2022, Oncocyte received net proceeds of approximately $4.9 million from the Series A Preferred Stock issued from the first tranche of the Series A Preferred Stock Offering. On April 19, 2022, Oncocyte received net proceeds of approximately $32.8 million from the Underwritten Offering of 1,313,320 shares of common stock and 1,313,320 shares of April 2022 Warrants to purchase up to 656,660 shares of common stock.

On April 3, 2023, the Company entered into an agreement with certain members of the Company’s board of directors, and several institutional and accredited investors, including Broadwood Capital, L.P., the Company’s largest shareholder, relating to their purchase of an aggregate of up to 2,278,121 shares of its common stock at an offering price of $7.08 per share to board members and $6.03 per share to the other investors participating in the offering. The offering was intended to be priced ‘at-the market’ for purposes of complying with applicable Nasdaq Listing Rules. The aggregate gross proceeds from the offering were approximately $13.9 million before deducting offering expenses payable by the Company. The Company used approximately $1.1 million of the net proceeds to immediately redeem an aggregate of 1,064 shares of its Series A Convertible Preferred Stock and may thereafter elect to redeem additional shares. See Notes 1 and 8 to the consolidated financial statements included elsewhere in this Report for additional information about the Company’s going concern discussion and equity offerings.

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

In addition to sales and marketing expenses, we will incur expenses from leasing and improving our offices and laboratory facilities in Nashville, Tennessee. During the third quarter of 2023, we entered into a sublease arrangement for our main office (see “Irvine Office Sublease Agreement” discussion above).

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

Cash Used in Operations

During the nine months ended September 30, 2023, our total research and development expenses from continuing operations were $6.7 million, our sales and marketing expenses were $2.2 million, and our general and administrative expenses were $9.4 million. We also incurred $659,000 in cost of revenues, including $66,000 amortization of intangible expenses, in the first nine months of 2023. Net loss for the nine months ended September 30, 2023 amounted to $11.8 million and net cash used in operating activities amounted to $18.8 million. Our cash used in operating activities during the nine months ended September 30, 2023 does not include the following noncash items: $2.3 million in stock-based compensation; $16.9 million gain from change in fair value of contingent consideration; $6.8 million loss from asset impairments; $1.7 million loss related to discontinued operations; $1.3 million loss on disposal and held for sale assets; $1.4 million in depreciation and amortization expenses; $108,000 in other equity compensation expenses, and $8,000 in unrealized gain on marketable equity securities. Changes in operating assets and liabilities were approximately $3.5 million as an additional use of cash.

Cash Used in Investing Activities

During the nine months ended September 30, 2023, net cash used in investing activities was $1.2 million, attributable to cash sold in discontinued operations, partially offset by proceeds from the sale of equipment.

Cash Provided by Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $12.2 million, attributable to the $13.4 million of net cash proceeds from the sale of shares of common stock, offset by redemption of Series A Preferred Stock of $1.1 million and repayments of financing lease obligations of $87,000.

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses and analyzes data in our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual conditions may differ from our assumptions and actual results may differ from our estimates.

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended September 30, 2023 to the matters that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. Refer to additional discussion of “Significant Accounting Policies” in Note 2 to our consolidated financial statements included elsewhere in this Report.

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

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” of this Report for a discussion of our cash position. Accordingly, we intend to complete additional equity financings and reduce spending in the remainder of fiscal 2023 and in 2024. However, due to several factors, including those outside management’s control, there can be no assurance that we will be able to complete additional equity financings. If we are unable to complete additional financings, management’s plans include further reducing or delaying operating expenses. We have concluded the likelihood that our plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least twelve months from the date of issuance of these consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On August 23, 2023 we issued to PCG Advisory, Inc. 9,091 shares of our common stock (the “PCG Shares”). The PCG Shares were issued without registration under the Securities Act in reliance on the exemption from registration under Section 4(a)(2).

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Numbers	Exhibit Description
3.1	Articles of Incorporation with all amendments (Incorporated by reference to Oncocyte Corporation’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 14, 2021)

3.2	Certificate of Determination of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2022)

3.3	Certificate of Amendment of Articles of Incorporation of Oncocyte Corporation, as filed with the Secretary of State of the State of California on July 24, 2023 (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2023)

3.4	Second Amended and Restated By-Laws (Incorporated by reference to Oncocyte Corporation’s Quarterly Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2022)

10.1†	Amendment to 2018 Equity Incentive Plan (Incorporated by reference to Oncocyte Corporation’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 10, 2023)

10.2†	Amendment to Amended and Restated Employment Agreement, dated July 13, 2023, by and between Oncocyte Corporation and Joshua Riggs (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2023)

10.3*	Sublease Agreement, dated August 8, 2023, by and between Oncocyte Corporation and Induce Biologics USA, Inc.

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2022

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2022

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2022

101*	Interactive Data Files. The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 and 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101)

* Filed herewith.

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

† The referenced exhibit is a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOCYTE CORPORATION

Date: November 9, 2023	/s/ Joshua Riggs
Joshua Riggs
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	/s/ James Liu
James Liu
Controller, Principal Accounting Officer and interim Principal Financial Officer (Principal Financial Officer)

