Form 10-K
period 2023-12-31
Oncocyte Corp
filed 2024-04-16
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The approximate aggregate market value of shares of voting common stock held by non-affiliates computed by reference to the price at which shares of common stock were last sold as of June 30, 2023 was approximately $18.8 million. Shares held by each executive officer and director and by each person who beneficially owns more than 10% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 3, 2024, there were outstanding 8,273,073 shares of common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Shareholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2023, are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

Oncocyte Corporation

Table of Contents

December 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained herein are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements pertaining to future financial and/or operating results, future growth in research, technology, clinical development, and potential opportunities for Oncocyte, along with other statements about the future expectations, beliefs, goals, plans, or prospects expressed by management constitute forward-looking statements. Any statements that are not historical fact (including, but not limited to statements that contain words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would”) should also be considered to be forward-looking statements. Forward-looking statements involve risks and uncertainties, including, without limitation, risks inherent in the development and/or commercialization of potential products, uncertainty in the results of clinical trials or regulatory approvals, need and ability to obtain future capital, and maintenance of intellectual property rights. Actual results may differ materially from the results anticipated in these forward-looking statements and as such should be evaluated together with the many uncertainties that affect the businesses of Oncocyte, particularly those mentioned in this Annual Report on Form 10-K for the year ended December 31, 2023 (this “Report”) under “Risk Factors”. Except as required by law, Oncocyte undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

The description or discussion, in this Report, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

DetermaIO™, DetermaCNI™, and VitaGraft™ are trademarks of Oncocyte, regardless of whether the “TM” symbol accompanies the use of or reference to the applicable trademark in this Report.

INDUSTRY AND MARKET DATA

This Report contains market data and industry forecasts that were obtained from industry publications, third party market research and publicly available information. These publications generally state that the information contained therein has been obtained from sources believed to be reliable. While we believe that the information from these publications is reliable, we have not independently verified such information.

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

PART I

Item 1. Business

We are a partner in the healthcare and life science field to researchers and physicians through our development and acquisitions of proprietary molecular technologies in the fields of oncology and transplantation. Through a series of acquisitions, we have built a portfolio of differentiated content with utility in well-established clinical and research markets.

With the increased adoption of precision medicine, healthcare providers are relying on advanced testing to identify patients who will benefit from new, targeted treatments and therapies that are more effective and often have fewer side effects than chemotherapy and other traditional treatments. In addition to identifying these individualized treatment options, researchers and healthcare providers are looking to new technologies to rapidly identify when medical or therapeutic interventions are necessary. We are leveraging our experience in oncology and transplantation to develop and commercialize diagnostic testing at our licensed and accredited laboratory as well as focusing on the development of distributable kitted formats of these technologies so that researchers may study how these tests can be further utilized in other types of cancers. Commercialization of these products, which are intended to be sold for research purposes in the United States and labeled “For Research Use Only” (“RUO”), is expected to occur through a mix of direct sales, partnering and distribution agreements, and licensing.

We have a laboratory and pharma services lab, certified under the Clinical Laboratory Improvements Amendment (“CLIA”) and accredited by the Collage of American Pathologists (“CAP”), in Nashville, Tennessee, and a research and development lab in Göttingen, Germany. We may sometimes refer to our technologies as “diagnostic tests.” Our laboratory developed tests (“LDTs”) are intended to help support and inform physician decision-making but are not themselves diagnostic or prescriptive of treatment decisions. They are critical to our ability to carry out our mission to improve patient outcomes by providing patient specific insights that inform critical provider decisions throughout the patient care journey. We believe that if clinicians are given the right information and educational tools, they will make the right choices with their patients.

We believe that the experience of our team with diverse technologies through our pharma services activities (acquired through Insight Genetics (“Insight”)) (“Pharma Services”), strong scientific integrity regarding evidence generation and innovation mentality, alongside our flexibility in operations and regulatory strategy, will drive our success, differentiate us from our competition, and are foundational to our future.

We plan to expand our role in the rapidly evolving healthcare market by strengthening our positions across our portfolio of capabilities, growing strategic opportunities that drive new business, and differentiating our unique offerings, capabilities, and financial performance. To do so, we are focusing on executing the technology priorities discussed below, which have evolved to reflect our operations and strategic vision.

1. Priorities and Resource Allocation

Spin-off of DetermaRx

As part of our initial strategy on the broader diagnostic continuum, we launched the DetermaRx test via our majority acquisition of Razor Genomics, Inc. (“Razor”) in September 2019. During February 2021, we acquired all outstanding shares of Razor’s common stock which made Razor a wholly-owned subsidiary of Oncocyte.

In February 2023, we sold approximately 70% of the issued and outstanding equity interests of Razor to buyers who are experienced in the development of early-stage lung cancer diagnostics and the provision of gene-expression-based prognostic tests. As part of the same transaction, we transferred to Razor all of the assets and liabilities related to DetermaRx. We continue to retain approximately 30% of the issued and outstanding equity interests of Razor on a fully-diluted basis. For more information regarding this transaction, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Recent Developments” – “Razor Genomics Purchase Agreement.”

DetermaRx

DetermaRx is the first and only test to predict patient’s risk of cancer recurrence following surgery and response to chemotherapy in early-stage lung cancer, and was our first test to be commercialized and reimbursed by Medicare. DetermaRx serves an unmet clinical need by helping to guide treatment decisions given the 30-50% mortality rate in patients in the absence of timely chemotherapy treatment. Prior to our transfer to Razor in February 2023 of all of the assets and liabilities related to DetermaRx, we commercialized and performed DetermaRx testing at a CLIA certified laboratory in Irvine.

2. Expand Biomarker Technologies to Drive Advancements for Patient Management – Oncology

The field of oncology receives significant investment in research, development, and treatment, yet it remains an area of great unmet medical need. For patients diagnosed with cancer, immunotherapies, particularly immune checkpoint inhibitors (“ICI’s”) targeting PD-1 and PD-L1, help recruit the body’s immune system to attack the growing tumor. Current predictive biomarkers, including PD-L1 and Tumor Mutational Burden (“TMB”), have shown only limited ability to accurately predict which patients will respond to immunotherapy.

According to published literature, more than half of PD-L1 positive patients do not respond to immune-checkpoint inhibitors, and 1 in 6 patients who will respond are missed. ICIs are approved in 16 different tumor types, and it is estimated that 4.1 million patients are eligible for these drugs worldwide. Pharmaceutical companies are continuing to invest heavily in this space, with hundreds of clinical trials ongoing, and a number of drugs approved by the U.S. Food and Drug Administration (“FDA”), including pembrolizumab (“Keytruda”), nivolumab (“Opdivo”), atezolizumab (“Tecentriq”), and Imfinzi.

Although ICI treatments can be highly effective in the right patients, ICI’s can also have significant side effects which include exacerbation of latent autoimmune disorders. There is a compelling medical and health economic unmet need for a biomarker that can (i) identify responder populations missed by current biomarkers, (ii) inform the use of ICI’s in combination with traditional cytotoxic chemotherapy, (iii) support patient stratification clinical trials for next generation immunomodulating therapies, and (iv) provide a reliable measurement of the tumor immune microenvironment for researchers in biopharma and academia.

DetermaIO

Through the acquisition of Insight in January 2020, we expanded our oncology portfolio to include a novel gene expression-based test called DetermaIO, which assesses the tumor microenvironment and identifies patients whose immune system is poised to benefit from immunotherapy. DetermaIO measures the expression level of 27 selected genes which are interpreted through the use of a proprietary algorithm (patent pending) which computes a quantitative score (“IO Score”) that incorporates information from the immune inflammatory infiltrates within and around the tumor combined with information from the wound response surrounding the tumor.

We successfully completed the CLIA Validation of DetermaIO in April 2020 at our laboratory in Nashville, Tennessee. DetermaIO has demonstrated in multiple clinical studies, including a gold-standard randomized clinical trial (RCT) to provide incremental utility beyond established biomarkers used to identify patients who will have a response to ICIs. The test has been successfully validated in four tumor types and across the four major ICIs (Keytruda, Opdivo, Tecentriq and Imfinzi).

In the fourth quarter of 2021, this test became available as part of an early access program with leaders in the immuno-oncology field. A kitted research product format of the underlying technology began proof-of-concept development in the first quarter of 2023.

DetermaIO as a Clinically Validated Laboratory Test

DetermaIO incorporates measurement of activity of genes expressed in immune effector cells, genes expressed in activated wound response cells, and in some cases, genes expressed by the tumor itself. It is the measurement of these three signals that we believe distinguishes DetermaIO from most other approaches. An established threshold is used to classify patients as a likely responder or as a likely non-responder whose association with response to immune therapy has now been validated in several independent clinical studies in multiple different cancer types.

Based on our projected reimbursable pricing model, we believe that the clinical use of DetermaIO will address a potential $3.0 billion total addressable market (“TAM”) opportunity. The actual TAM for DetermaIO in medical practice will depend upon a variety of factors including our ability to demonstrate the efficacy and clinical utility of the test, the extent of physician acceptance of the test, whether the test will be approved for Medicare reimbursement, and, if reimbursement is approved, the actual approved reimbursement price.

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

We believe DetermaIO is a direct measure of the status of the tumor immune microenvironment and as such identifies those tumors poised to respond to the addition of ICI’s. We believe that the integration of the signal from the “Hot” component of the tumor, the “Cold” immune repressive features, and in some cases the exclusion of immune cells altogether, an immune desert, is superior to measuring any of these physiologies alone.

There are approximately 3,000 PD-1/PD-L1 targeted therapy clinical trials ongoing that are expected to recruit over 500,000 patients. This represents a potential $1.0 billion market opportunity for immune-therapy clinical trial services to pharma companies developing ICIs which could be supported by our laboratory in Nashville, Tennessee or through a future kitted RUO product.

DetermaCNI

Therapy response monitoring is an emerging estimated $6.0 billion clinical opportunity in the United States. The current standard of care, CT/MRI imaging, can struggle to differentiate between progression and pseudo-progression, where a tumor will appear larger but is actually a side-effect of the immunotherapy working. Minimally invasive blood-based monitoring technology, like DetermaCNI, provides physicians a secondary data point to assess the effectiveness of therapy.

The test converts cell-free DNA (“cfDNA”) next-generation sequencing (“NGS”) results into a proprietary genome-wide copy number instability (“CNI”) score which can be used to monitor and guide ongoing treatment decisions. This test is differentiated from other monitoring tests in two ways; (i) it does not require tumor tissue upfront which can be hard or impossible to obtain, and (ii) the test measures copy number variation instead of mutations identified in a patient’s diagnostic biopsy specimen.

3. Expand Biomarker Technologies to Drive Advancements for Patient Management – Transplant

Clinicians have limited options in assessing graft health post-transplantation. Traditional methods to assess transplant organ damage are imprecise, invasive, and/or inadequate. Donor-derived cell-free DNA (“dd-cfDNA”) is one of the best investigated biomarkers, with an increasing number of clinical validation studies published. Most of these studies focused on the fractional concentration (percentage) of the total cfDNA in the patients’ plasma (“dd-cfDNA(%)”), however, changes in host cfDNA, which represents the denominator in the percentage calculations, over time adds an additional source of possible uncertainty. If the denominator (concentration of total cfDNA in plasma) is not constant, or at least does not have a narrow window under all conceivable clinical conditions, dd-cfDNA(%) values can fluctuate without a change in the value of the relevant analyte dd-cfDNA being measured. To remove this variable and cause of uncertainty, we have introduced VitaGraft, a test to measure not only the percentage of dd-cfDNA, but also the absolute quantification dd-cfDNA, expressed as copies/mL.

VitaGraft

Through the acquisition of Chronix Biomedical, Inc. (“Chronix”), we gained access to two patents in the field of the detection and quantification of dd-cfDNA in patients after organ transplantation. The dd-cfDNA biomarker has been shown to be a very valuable tool to the traditional surveillance of graft health after transplantation and is currently an estimated $2.0 billion reimbursed market in the United States under a blanket local coverage determination (“LCD”).

VitaGraft as a Clinically Validated Laboratory Test

In October 2021, our patent filing for the use of digital PCR for the quantification of dd-cfDNA was issued by the United States Patent and Trademark Office (the “USPTO”). We successfully completed the technology transfer of VitaGraft to our laboratory in Nashville, Tennessee in the second quarter of 2022. The assay is analytically and clinically validated in three major solid organ transplant types (kidney, liver and heart) by peer reviewed international publications. We received a positive coverage decision from the Molecular Diagnostics Services (“MolDx”) for VitaGraft Kidney in August of 2023, and it became commercially available for ordering in January 2024 through our CLIA Laboratory in Nashville, Tennessee. VitaGraft Kidney is now broadly available to transplant professionals upon request.

VitaGraft’s dd-cfDNA Quantification as a Biomarker for Further Research

Several questions remain unanswered in transplant graft management and offer interesting areas for research. Among these are, immunosuppression dosing optimization, the utility of the absolute quantification of dd-cfDNA in long-term management, and the viability of xenograft and 3-D printed organs. To support these and other areas of groundbreaking research, we have initiated the development of a kitted RUO product, GraftAssure, and a prototype was completed in the fourth quarter of 2023.

In April 2024, we entered into an agreement to collaborate in the development and the commercialization of research use only and in vitro diagnostics kitted transplant products. See Note 14, “Subsequent Events,” to our consolidated financial statements included elsewhere in this Report for additional information.

4. Billing, Coverage, and Reimbursement for our Laboratory Tests

We are currently in the process of developing and commercializing DetermaIO, VitaGraft and DetermaCNI.

In the absence of reimbursement by a health insurance plan or Medicare, patients who would be candidates for the use of our tests may decline to use our tests, and physicians may be reluctant to prescribe our tests, due to the cost of the test to the patients. Due to this patient cost factor, revenues from any new cancer test that we market may experience slow growth until the test is approved for reimbursement by larger payer plans which cover many patients.

Medicare

For diagnostics tests, Medicare or the Centers for Medicare & Medicaid Services (“CMS”) reimbursement approval is critical. CMS relies on a network of Medicare Administrative Contractors (“MACs”) to make LCDs approving a test for reimbursement. The MolDx Program was developed by Palmetto GBA (the previous MAC for California) to identify and establish coverage and reimbursement for molecular diagnostics tests. The program has developed guidelines for the level of evidence of efficacy required to be obtained through clinical trials. Palmetto, which contracted with CMS to administer the MolDx, issues LCDs that affect coverage, coding, and billing of many molecular tests and the current MAC for California, Noridian Healthcare Solutions, LLC, has adopted the coverage policies from Palmetto. MACs also serve as the primary operational contact between the Medicare Fee-For-Service program, for paying Medicare claims, and approximately 1.5 million health care providers enrolled in the program. Delays in obtaining MAC approval, or any changes made related to any favorable LCDs, could have a material adverse impact on our business.

Private Third-Party Payers

In addition to seeking Medicare reimbursement approval, we will seek reimbursement approval from private payers such as health insurance companies and HMOs. Private payers generally will determine whether to approve a diagnostic test for reimbursement based on the published results of clinical validity and clinical utility studies, and may base their decision on whether to cover a test, and at what level to reimburse, on the MAC’s LCD. Obtaining private payer medical coverage generally takes twelve to twenty-four months from the time that sufficient evidence is demonstrated. In the interim we will bill commercial payers and appeal any denials using the published clinical evidence supporting the utility of the test.

Reimbursement rates paid by private third-party payers can vary based on whether the provider is considered to be an “in-network” provider, a participating provider, a covered provider, an “out-of-network” provider or a non-participating provider. Currently, we are out-of-network with all commercial payers. While these definitions can vary among payers, an in-network provider usually has a contract with the payer or benefits provider. Such contract governs, among other things, service-level agreements and reimbursement rates. In certain instances, an insurance company may negotiate an in-network rate for our testing. An in-network provider may have rates that are lower per test than those that are out-of-network, and that rate can vary widely. Rates vary based on the payer, the testing type and often the specifics of the patient’s insurance plan. If a laboratory agrees to contract as an in-network provider, it generally expects to receive quicker payment and access to additional covered patients. However, it is likely that we will initially be considered an “out-of-network” or non-participating provider by payers who cover the vast majority of patients until we can negotiate contracts with the payers.

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

Competition

Our industry is highly competitive and characterized by rapid technological change. Key competitive factors in our industry include, among others, the ability to successfully complete clinical studies, the ability to obtain any required regulatory approval, average selling prices of competing tests, CLIA laboratory capacity and costs, intellectual property and patent rights, and sales and marketing capabilities. We are an early-stage company with limited resources and operating history and many of our competitors have substantially more resources than we do, including financial, technical and sales resources. In addition, many of our competitors have more experience than we have in the development and commercialization of diagnostics. We are also competing with academic institutions, governmental agencies and private organizations that are conducting research in the field of diagnostics. Our competition will be determined in part by the potential indications for which our lead test candidates are developed and ultimately marketed. Additionally, the timing of market introduction of our diagnostic tests or of competitors’ tests may be an important competitive factor.

The DetermaIO test competes with multiple biomarkers already in clinical use or in development for predicting response to immunotherapy. The most commonly used clinical tests employed in the immunotherapy response market are PD-L1 expression testing and TMB. We believe, however, the current standard of care for PD-L1 testing has important limitations. According to published literature, more than half of PD-L1 positive patients do not respond to immune- checkpoint inhibitors, and 1 in 6 patients who will respond are missed (referred to as a “false negative”). Furthermore, data presented at recent oncology medical conferences suggests that TMB is not a reliable predictor of immunotherapy response. Further, data presented at the Society for Immunotherapy of Cancer, suggested that DetermaIO outperformed both PD-L1 and TMB in predicting response to checkpoint inhibitors in patients with NSCLC. In 2021, we presented data at four major scientific conferences supporting the association of DetermaIO and response to checkpoint inhibitor therapy and comparing to PD-L1 and TMB. Notably, data presented at both the European Society for Medical Oncology and the San Antonio Breast Cancer Symposium demonstrated the predictive value of the test.

DetermaCNI competes with tumor-informed tests that are on market for treatment monitoring as well as blood-only targeted panels. We believe we are differentiated from the former in that the test requires no tissue. DetermaCNI is differentiated from targeted approaches because it assesses changes across the whole genome broadly as opposed to changes in a subset of genes and is applicable in both adjuvant and neo-adjuvant patient scenarios, versus tests that monitor Minimal Residual Disease which are typically only used when the tumor is removed.

VitaGraft competes with multiple other tests from competitors that measure donor derived cell-free DNA. While our competitors have an established customer base, we believe that through the use of digital PCR, VitaGraft’s reduced need for batching to achieve attractive sample economics, fast turnaround time and native absolute quantification will be differentiators in the marketplace. Based on our research of customer needs, we believe that this fast turnaround time is critical to inform timely, critical medical decisions.

Facilities

We lease a building located at 15 Cushing in Irvine, California that serves as our principal executive and administrative offices. We also operate a CLIA certified laboratory in Nashville, Tennessee, and through the acquisition of Chronix, we also have a research and development facility in Göttingen, Germany, which serves as the center of excellence for our blood-based monitoring program.

Materials

There is a limited number of manufacturers of molecular testing equipment and related chemical reagents necessary for the provision of our tests. Additionally, the chemical reagents used with the testing equipment we choose are available only from the equipment manufacturer. This situation poses a risk to us. If we were to encounter inconsistent results using testing equipment and reagents from one manufacturer, we would need to switch to testing equipment from a different manufacturer. If issues were to arise with the testing equipment or with the reagents we are using, causing us to acquire different testing equipment again, we would need to conduct additional laboratory studies to determine whether our previous test results can be reproduced using the new equipment. If similar issues were to arise after commercialization of a test, we could experience a disruption for a period of time in providing the tests to patients and we would lose revenue and potentially market share as a result.

Patents and Trade Secrets

We rely primarily on patents and contractual obligations with employees and third parties to protect our proprietary rights. We have sought, and intend to continue to seek, appropriate patent protection for important and strategic components of our proprietary technologies by filing patent applications in the United States and certain foreign countries. There can be no assurance that any of our patents will guarantee protection or market exclusivity for our diagnostic tests and diagnostic test candidates. We may also use license agreements both to access technologies developed by other companies and universities and to convey certain intellectual property rights to others. Our financial success will be dependent, in part on our ability to obtain commercially valuable patent claims, to protect our intellectual property rights, and to operate without infringing upon the proprietary rights of others.

Through our acquisition of Insight in January 2020 and Chronix in April 2021, we obtained exclusive rights to additional intellectual property, including trade secrets, registered trademarks, domain names, copyrights, issued and reissued patents and pending applications, and software material, and have, since our acquisition of Insight, filed our own patents to protect DetermaIO.

Through our acquisition of Chronix in April 2021, we obtained intellectual property rights to 10 patent families in the field of detection of cell-free tumor DNA and quantification of donor derived cell-fee DNA, with numerous already issued patents in the United States and European Union (“EU”), expiring between April 2031 and October 2034. In addition, we obtained trade secrets, registered trademarks, domain names, copyrights and proprietary software material.

In addition to relying on patents, we rely on trade secrets, know-how, continuing technological advancement, and licensing opportunities to maintain our competitive position. The molecular diagnostics that we are developing use gene expression classifiers or algorithms, which are mathematical models that weigh the biomarkers to produce a score. We treat the mathematical models as trade secrets. We have entered into intellectual property, invention, and non-disclosure agreements with our employees, and it is our practice to enter into confidentiality agreements with our consultants. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of our trade secrets and know-how, or that others may not independently develop similar trade secrets and know-how or obtain access to our trade secrets, know-how, or proprietary technology.

General Risks Related to Obtaining and Enforcing Patent Protection

Our patents and patent applications are directed to compositions of matter, formulations, methods of use and/or methods of manufacturing. The patent positions of pharmaceutical and biotechnology companies, including ours, are generally uncertain and involve complex legal and factual questions. Our business could be negatively impacted by any of the following:

●	The claims of any patents that are issued may not provide meaningful protection, may not provide a basis for commercially viable diagnostic tests or may not provide us with any competitive advantages;
●	Our patents may be challenged by competitors or other third parties and, if the third parties are successful in their challenge, the patents could be invalidated, permitting third parties to use the patented inventions to compete with us;
●	Others may have patents that relate to our technology or business that may prevent us from marketing our diagnostic test candidates unless we are able to obtain a license to those patents;
●	Patent applications to which we have rights may not result in issued patents and the information disclosed in those applications could be used by our competitors;
●	Changes in government regulations or patent laws; and
●	We may not be successful in developing additional proprietary technologies that are patentable.

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

The United States Supreme Court’s decisions in Mayo Collaborative Services v. Prometheus Laboratories, Inc. and Association for Molecular Pathology v. Myriad Genetics may limit our ability to obtain patent protection on diagnostic methods that merely recite a correlation between a naturally occurring event and a diagnostic outcome associated with that event. Our cancer diagnostic tests are based on the presence of certain genetic markers for a variety of cancers. In Mayo Collaborative Services v. Prometheus Laboratories, Inc., the Supreme Court ruled that patent protection is not available for the simple use of a mathematical correlation of the presence of a well-known naturally occurring metabolite as a means of determining proper drug dosage. The claims in the contested patents that were the subject of that decision were directed to measuring the serum level of a drug metabolite and adjusting the dosing regimen of the drug based on the metabolite level. The Supreme Court said that a patent claim that merely claimed a correlation between the blood levels of a drug metabolite and the best dosage of the drug was not patentable subject matter because it did no more than recite a correlation that occurs in nature.

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

While the cases discussed above are instructive, the USPTO has also issued guidelines in light of the Supreme Court decisions indicating that process claims having a natural principle as a limiting step will be evaluated to determine if the claim includes additional steps that practically apply the natural principle such that the claim amounts to significantly more than the natural principle itself. Because the diagnostic tests that we are developing combine an innovative methodology with newly discovered compositions of matter, we are hopeful that this Supreme Court decision will not preclude the availability of patent protection for our diagnostic tests. However, there is no guarantee that such pending patent applications will issue nor that our existing patents would survive a challenge in light of the above-referenced case law.

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

There is a risk that any patent applications that we file and any patents that we hold or later obtain could be challenged by third parties and declared invalid or infringing of third-party claims. A patent interference proceeding may be instituted with the USPTO when more than one person files a patent application covering the same technology, or if someone wishes to challenge the validity of an issued patent filed before March 16, 2013. At the completion of the interference proceeding, the USPTO will determine which competing applicant is entitled to the patent, or whether an issued patent is valid. Patent interference proceedings are complex, highly contested legal proceedings, and the USPTO’s decision is subject to appeal. This means that if an interference proceeding arises with respect to any of our patent applications, we may experience significant expenses and delay in obtaining a patent, and, if the outcome of the proceeding is unfavorable to us, the patent could be issued to a competitor rather than to us. In addition to interference proceedings, the USPTO can review issued patents at the request of a third party seeking to have the patent invalidated. Currently an inter partes review proceeding will allow third parties to challenge the validity, based on issues of novelty and non-obviousness, in view of patents and printed publications, of an issued patent where there is a reasonable likelihood of invalidity. This means that patents owned or licensed by us may be lost if the outcome of the review is unfavorable to us.

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

The enforcement of patent rights often requires litigation against third party infringers, and such litigation can be costly to pursue. Even if we succeed in having new patents issued or in defending any challenge to issued patents, there is no assurance that our patents will be comprehensive enough to provide us with meaningful patent protection against our competitors. Further, should we sue a third-party infringer for patent infringement, the infringer may assert counter claims and attempt to invalidate some or all of the asserted patent claims. There is always some risk that such a counter claim could result in invalidation of one or more claims of an asserted patent.

Government Regulation

CLIA—Clinical Laboratory Improvement Amendments of 1988 and State Regulation

We expect that DetermaIO, VitaGraft and DetermaCNI will be regulated under the CLIA as LDTs. In 1988, Congress enacted CLIA, which established quality standards for all laboratories that provide testing services to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test is performed.

Under CLIA, a laboratory is defined as any facility that performs laboratory testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease, or the impairment of, or assessment of health of human beings. Since our laboratory in Nashville, Tennessee meets this definition, CLIA requires that we hold a certificate applicable to the complexity of the categories of testing we perform and that we comply with certain standards. Laboratories performing high complexity testing are required to meet more stringent requirements than laboratories performing less complex tests. CLIA regulations require clinical laboratories like ours to comply with various operational, personnel, facilities administration, quality, and proficiency testing requirements intended to ensure that testing services are accurate, reliable and timely. CLIA certification is a prerequisite for reimbursement eligibility for services provided to state and federal health care program beneficiaries. CLIA is user-fee funded. Therefore, all costs of administering the program must be covered by the regulated facilities, including certification and survey costs. CMS enforces CLIA compliance. CMS granted the CAP Laboratory Accreditation Program deeming authority, which allows CAP inspection in lieu of a CMS inspection. Our laboratory in Nashville, Tennessee is CLIA-certified and CAP-accredited.

FDA Regulation of Diagnostic Tests

We have designed, developed, and are validating our tests as LDTs, and consequently, believe our tests are governed under the CLIA regulations, as administered by CMS, as well as by applicable state laws.

Historically, the FDA had exercised enforcement restraint with respect to most LDTs and had not required laboratories that offer LDTs to comply with FDA requirements for medical devices, such as registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls.

However, in recent years, the FDA has stated it intends to end its policy of enforcement restraint and begin regulating certain LDTs as medical devices.

In September 2023, the FDA announced a proposed rule aimed at helping to ensure the safety and effectiveness of these tests. The proposed rule seeks to amend the FDA’s regulations to make explicit that in vitro diagnostics (“IVDs”) are devices under the Federal Food, Drug, and Cosmetic Act (the “FD&C Act”), including when the manufacturer of the IVD is a laboratory. Along with this amendment, the FDA is proposing a policy under which the FDA intends to provide greater oversight of LDTs through a phaseout of its general enforcement discretion approach for most LDTs.

In October 2023, the FDA published a proposed rule entitled “Medical Devices; Laboratory Developed Tests.” Following publication of the proposed rule, the FDA received requests for an extension of the comment period. After considering the requests and other factors, including the extensive background of public comment on this topic and the public health benefits of proceeding expeditiously, the FDA determined to proceed with the standard 60-day comment period. As stated in the notice of proposed rulemaking, comments on the proposed rule must have been submitted to the docket by December 4, 2023.

This rulemaking would amend the definition of “in vitro diagnostic products” in FDA regulations to state that IVDs are devices under the FD&C Act “including when the manufacturer of these products is a laboratory.” In conjunction with this amendment, the FDA is also proposing a policy under which the FDA intends to phase out its general enforcement discretion approach for LDTs so that IVDs manufactured by a laboratory would generally fall under the same enforcement approach as other IVDs. The FDA has also made a preliminary determination that the general enforcement discretion approach should be phased out in a manner that accounts for the level of public health concern and the importance of avoiding undue disruption to the testing market, including undue disruption to the provision of care. Therefore, the FDA is proposing a gradual phaseout to occur in stages over a total period of four years. The FDA anticipates that this phaseout policy should ultimately enable IVDs offered as LDTs that are supported by sound science to remain on the market. The FDA also recognizes that some IVDs may need to come off the market, because, for example, the IVD cannot meet applicable requirements under the FD&C Act and its implementing regulations, or the laboratory chooses not to invest resources to meet those requirements.

While the FDA’s general enforcement discretion approach has been focused on LDTs, the FDA is proposing a broader scope for the phaseout policy. Specifically, the FDA is proposing to apply the phaseout policy to IVDs that are manufactured and offered as LDTs by laboratories that are certified under CLIA and that meet the regulatory requirements under CLIA to perform high complexity testing, even if those IVDs do not fall within the FDA’s traditional understanding of an LDT because they are not designed, manufactured, and used within a single laboratory. Throughout this preamble, these IVDs are referred to as “IVDs offered as LDTs.” The FDA is proposing this scope because it recognizes that not all laboratories have understood the limited nature of the FDA’s general enforcement discretion approach and have been offering IVDs based on the approach even when they do not fit what the FDA generally considers to be an LDT. As previously discussed, the FDA has made a preliminary determination to structure the phaseout in a way that avoids undue disruption to the testing market. This is important even for certain IVDs currently on the market that do not fall within the scope of the FDA’s general enforcement discretion approach. The FDA notes that the manufacturing of test components outside of a laboratory—for example, when the same entity owns both the laboratory and a manufacturing facility separate from the laboratory—does not fall within the FDA’s general enforcement discretion approach. The FDA’s approach has long been specific to laboratory development (e.g., 61 FR 10484 (“in-house developed tests have not been actively regulated by the Agency”) (describing an LDT as an IVD that is “designed, manufactured, and used within a single laboratory”). The proposed phaseout policy would not change the FDA’s longstanding expectation that IVD manufacturing activities occurring outside of a CLIA-certified laboratory comply with applicable device requirements. The FDA has structured the phaseout policy to contain five key stages:

●	Stage 1: End the general enforcement discretion approach with respect to MDR requirements and correction and removal reporting requirements one year after FDA publishes a final phaseout policy, which FDA intends to issue in the preamble of the final rule.

●	Stage 2: End the general enforcement discretion approach with respect to requirements other than MDR, correction and removal reporting, quality system (“QS”), and premarket review requirements two years after FDA publishes a final phaseout policy.

●	Stage 3: End the general enforcement discretion approach with respect to QS requirements three years after FDA publishes a final phaseout policy.

●	Stage 4: End the general enforcement discretion approach with respect to premarket review requirements for high-risk IVDs three and a half years after FDA publishes a final phaseout policy, but not before October 1, 2027.

●	Stage 5: End the general enforcement discretion approach with respect to premarket review requirements for moderate risk and low risk IVDs (that require premarket submissions) four years after FDA publishes a final phaseout policy, but not before April 1, 2028.

Although the FDA is proposing this broader scope for the phaseout policy, it does not intend to sweep in certain tests that were excluded from the general enforcement discretion approach, as reflected in compliance patterns, multiple public FDA actions and communications, or both.

If the FDA is successful with their rulemaking or other means, and ultimately regulates certain LDTs, our tests may be subject to certain additional regulatory requirements. Complying with the FDA’s requirements can be expensive, time-consuming, and subject us to significant or unanticipated delays. Insofar as we may be required to obtain premarket clearance or approval to perform or continue performing an LDT, we cannot assure that we will be able to obtain such authorization. Even if we obtain regulatory clearance or approval where required, such authorization may not be for the intended uses that we believe are commercially attractive or are critical to the commercial success of our tests. As a result, the application of the FDA’s requirements to our tests could materially and adversely affect our business, financial condition, and results of operations.

Notwithstanding the FDA’s current position with respect to oversight of our tests, we will engage with FDA for guidance on the data expectations for our tests, where appropriate and pursue FDA pre-market review for our current tests and tests we may offer in the future, if we determine that doing so would be appropriate from a strategic perspective.

In addition, Congress has considered a number of legislative proposals in recent years that would amend the regulatory framework for LDTs, including, among other requirements, FDA premarket review of certain LDTs. On June 24, 2021, bi-partisan members of both the House and Senate re-introduced the Verifying Accurate, Leading-edge IVCT Development (“VALID”) Act, which features a precertification program. The term IVCT refers to in vitro clinical tests, a category that comprises both test kits and lab-developed tests. The VALID Act includes precertification proposed by the FDA, a process through which diagnostic developers could receive premarket approval or clearance for one test representative of a group of tests using the same technology and have other elements in common. Approval of that representative test would pre-certify other tests in the group and allow the lab to launch them without premarket review. The VALID Act would also create a new system for labs and hospitals to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it takes for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients. The introduced VALID Act also includes specific language designed to address public health emergencies, including COVID-19. If enacted, the impact of the VALID Act will be minimal for IVD manufacturers because of the alignment between the VALID Act and existing medical device statutory and regulatory requirements and the fact that such requirements have been enforced for IVD manufacturers for decades; however, it will have a significant impact on clinical laboratories as laboratories will need to comply with many new requirements, including: registration and listing with the FDA; quality requirements; investigational studies; premarket review and approval; adverse event reporting; and corrections and removals (recalls). While the VALID Act outlines a framework for these elements (among others), the law, if enacted, would direct the FDA to promulgate regulations and issue guidance documents within two years of its enactment, and establishes an effective date for the new IVCT regulatory system as four years after enactment, giving clinical laboratories and others ample opportunity to participate in shaping and preparing for the new IVCT regulatory program.

In May 2021, Senator Rand Paul re-introduced a bill, called the Verified Innovative Testing in American Laboratories (“VITAL”) Act of 2021, which strikes a counterpoint to the proposed VALID Act. The VITAL Act seeks to update existing federal lab standards under the CLIA, specifically stating that all aspects of lab-developed testing procedures would be regulated by the U.S. Health and Human Services Secretary under the Public Health Services Act, and that no aspects of lab-developed testing procedures would be regulated under the FD&C Act, including during a public health emergency.

We cannot predict whether the either the VALID Act or the VITAL, Act as proposed, or any modified version of either act will be enacted into law.

We cannot be certain as to which of our tests, if any, would require FDA approval or clearance under any of the proposed frameworks and, if required, that our tests could obtain such approval or clearance. Failure to comply with applicable FDA regulatory requirements may trigger a range of enforcement actions by the FDA including warning letters, civil monetary penalties, injunctions, criminal prosecution, recall or seizure, operating restrictions, partial suspension or total shutdown of operations, and denial of or challenges to applications for clearance or approval, as well as significant adverse publicity.

International Regulations

The EU has adopted the EU in vitro Diagnostics Regulation (the “EU IVDR”), which imposes stricter requirements for the marketing and sale of in vitro diagnostics products (as compared to the predecessor in vitro Diagnostics Directive), including in the areas of clinical evaluation requirements, quality systems, economic operators and post-market surveillance. Manufacturers of currently marketed in vitro diagnostics products had until May 2022 to meet the requirements of the EU IVDR, though the EU Council and Parliament signed an amendment that delays certain previously mandated deadlines to allow more time for Notified Body of EU countries to manage the entire portfolio of IVD products on the European market.

In addition, Russia has enacted more stringent medical product registration and labeling regulations, China has enacted stricter labeling requirements, and we expect other countries, such as Brazil and India, to impose more regulations that impact our product registrations. The United Kingdom’s (“UK”) withdrawal from the EU is resulting in additional regulatory requirements associated with goods manufactured and sold in the UK and additional complexities and delays with respect to goods, raw materials and personnel moving between the UK and the EU. In addition, new government administrations may interpret existing regulations or practices differently. Due to these evolving and diverse requirements, we face uncertain product approval timelines, additional time and effort to comply, as well as the potential for reduced sales and/or fines for noncompliance.

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

Some states require licensure of out-of-state laboratories that accept specimens from those states (i.e. Pennsylvania, Rhode Island, Maryland and California). Our laboratories will need to pass various state inspections in order to get licensed to provide LDTs in each of state that requires licensure. CLIA provides that a state may adopt laboratory regulations that are more stringent than those under federal law, and two states, New York and Washington, have met that standard and therefore substitute for the federal CLIA program. In addition, some, but not all, states require a separate state license or permit, which must be obtained in addition to a CLIA certificate, and some states require a laboratory doing business in that state to be licensed even if the laboratory is located in another state.

Our laboratory in Nashville, Tennessee is licensed by the appropriate state agencies in the states in which we do business, if such licensure is required. If our laboratory is out of compliance with state laws or regulations governing licensed laboratories, a state may impose penalties, which penalties vary from state to state but may include suspension, limitation, revocation or annulment of the license, assessment of financial penalties or fines, or imprisonment. We believe that we are in material compliance with all applicable licensing laws and regulations applicable to us.

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

International Laboratory Licensing

We also maintain laboratory operations in Germany and could expand our laboratory operations to other foreign jurisdictions. Therefore, we are subject to laboratory quality regulations and accreditation standards in Germany, and will be subject to such regulations and standards in any other jurisdictions where we may operate or accept samples from. These requirements may vary by jurisdiction and differ from those in the United States, and may require us to implement additional compliance measures. We believe that we are in material compliance with all applicable licensing laws and regulations applicable to us.

Regulation of Research Use Only Products

Some of our product development projects are intended to be sold for research purposes in the U.S., and labeled “For Research Use Only” or “for molecular biology applications.” RUO refers to devices that are in the laboratory phase of development, while investigational use only, or IUO, refers to devices that are in the product testing phase of development. These types of devices are exempt from most regulatory controls pursuant to long-standing FDA guidance on RUO/IUO products. These products are exempt from FDA’s premarket review and other requirements as long as they are not promoted for clinical diagnostic use, and Oncocyte does not provide technical assistance to clinical laboratories with respect to these tests. If FDA were to disagree with our designation of any of these products, we could be forced to obtain the appropriate regulatory clearances or approval prior to commercialization.

Regulation of In Vitro Diagnostics

In the future, we may elect to develop IVDs, which are regulated by the FDA as medical devices. Medical devices marketed in the United States are subject to the regulatory controls under CLIA, the FD&C Act, and regulations adopted by the FDA. Some requirements, known as premarket requirements, apply to medical devices before they are marketed, and other requirements, known as post-market requirements, apply to medical devices after they are marketed.

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

A premarket submission to the FDA will be required for some Class I devices, most Class II devices; and all Class III devices. Most Class I and some Class II devices are exempt from premarket submission requirements. Some Class I and most Class II devices may be marketed after a 510(k) premarket notification, while a more extensive Premarket Approval (“PMA”) is required to market Class III devices.

Until regulatory requirements are finalized by the FDA or required by any new legislation are phased in, our current LDTs will not require FDA filing before launch and we will continue to follow the CLIA certification and inspection pathway for certain products, as determined by our portfolio strategy.

If the new requirements are phased in, or if we elect to develop IVDs, our future screenings diagnostics may require a 510(k) submission or a PMA application to the FDA. In a 510(k) submission, the device sponsor must demonstrate that the new device is “substantially equivalent” to a predicate device in terms of intended use, technological characteristics, and performance testing. A 510(k) requires demonstration of substantial equivalence to another device that is legally marketed in the United States. Substantial equivalence means that the new device is at least as safe and effective as the predicate. A device is substantially equivalent if, in comparison to a predicate it (a) has the same intended use as the predicate and has the same technological characteristics as the predicate; or (b) has the same intended use as the predicate, has different technological characteristics, and the information submitted to the FDA does not raise new questions of safety and effectiveness, and is demonstrated to be at least as safe and effective as the legally marketed predicate device.

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

Health Insurance Portability and Accountability Act and Other Data Privacy and Security Laws

Under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), the U.S. Department of Health and Human Services (“HHS”) has issued regulations to protect the privacy and security of protected health information (“PHI”) and to address breach notification requirements. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA regulations include civil and criminal penalties.

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

Covered entities and business associates must also comply with HIPAA’s security regulations, which establish minimum requirements for safeguarding the confidentiality, integrity, and availability of PHI that is electronically transmitted or electronically stored. In addition, HITECH established, among other things, certain breach notification requirements with which covered entities and business associates must comply. In particular, a covered entity must notify any individual whose unsecured PHI is breached according to the specifications set forth in the breach notification rule. A covered entity must also notify the Secretary of the HHS and, under certain circumstances, the media of a breach of unsecured PHI.

CMS and the Office of Civil Rights issued a final rule in February 2014 to amend both the HIPAA and CLIA regulations. The final rule amended the HIPAA privacy rule to remove the CLIA laboratory exceptions, and as a result, HIPAA-covered laboratories are now required to provide individuals, upon request, with access to their completed test reports. Under the 2014 rule, CLIA laboratories and CLIA-exempt laboratories may provide copies of a patient’s completed test reports that, using the laboratory’s authentication process, can be identified as belonging to that patient. These changes to the CLIA regulations and the HIPAA Privacy Rule were intended to provide individuals with a greater ability to access their health information. CLIA laboratories must create and maintain policies, procedures, and other documentation necessary to inform patients of the right to access laboratory test reports and how to exercise that right. In December 2020, aiming to remove regulations that impede communication and data exchange between providers and health plans and expand individuals’ rights to access their own digital health information, HHS proposed further changes to the HIPAA privacy rule. The public comment period for these most recently proposed updates to the HIPAA Privacy Rule closed on May 6, 2021, and the final, updated HIPAA Privacy Rule is expected to be published in the Federal Register at some point in 2024.

The HIPAA privacy, security, and breach notification regulations establish a uniform federal “floor” and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI or insofar as such state laws apply to personal information that is broader in scope than PHI as defined under HIPAA. Thus, in addition to the federal privacy regulations, there are a number of state laws regarding the privacy and security of health information and personal data that are applicable to clinical laboratories, and more states are considering these laws. The compliance requirements of these laws, including additional breach reporting requirements, and the penalties for violation vary widely and new privacy and security laws in this area are evolving. For example, California has implemented comprehensive privacy laws and regulations. The California Confidentiality of Medical Information Act imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition to the California Confidentiality of Medical Information Act, effective in January 2020, California enacted the California Consumer Privacy Act of 2018 (“CCPA”). The CCPA established a comprehensive privacy framework for covered businesses in the State of California, by creating an expanded definition of personal information, establishing new data privacy rights for consumers imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While data subject to HIPAA and federal regulations governing the conduct of clinical trials is exempt from CCPA, certain of our business activities may be subject to CCPA. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that result from a business’ failure to implement and maintain reasonable data security procedures.

State laws regarding the privacy and security of personal information are also evolving. For example, in November 2020, California passed the California Privacy Rights Act (“CPRA”) through a ballot initiative. The CPRA created a new California Privacy Protection Agency, an “independent watchdog” whose mission is both to “vigorously enforce” the CPRA and “ensure that businesses and consumers are well-informed about their rights and obligations.” Among other things, the CPRA created a new category of “sensitive personal information” and offers consumers the right to limit processing of such information, impose purpose limitation, data minimization, data retention, and security compliance obligations on regulated businesses, and add or modify the rights available to consumers, including by providing a right to correct the information a business holds about them. The CPRA’s amendments to the CCPA took effect on January 1, 2023, and generally apply to personal information collected by businesses on or after January 1, 2022. Similarly, Colorado, Connecticut, Utah and Virginia enacted comprehensive state privacy laws that took effect in 2023. Additional states - including Delaware, Indiana, Iowa, Montana, New Jersey, Oregon, Tennessee, and Texas – have enacted similar comprehensive state privacy laws that will take effect at various points between 2024 and 2026. In addition, every U.S. state has a data breach notification law that requires entities to report certain security breaches to affected consumers and, in some instances, state regulators and consumer reporting agencies. Failure to comply with applicable state laws that impose privacy, security, or breach notification requirements could result in significant civil or criminal penalties, administrative actions, or private causes of action by individuals, and adversely affect our business, results of operations and reputation.

Similar health care and data privacy laws and regulations exist in Europe and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals, including the General Data Protection Regulation (“GDPR”), which went into effect in May 2018. The GDPR applies to any company established in the European Economic Area (“EEA”), as well as to those outside the EEA, if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20.0 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR provides that EU and EEA member states may introduce further conditions, including limitations, to the processing of genetic, biometric or health data, which could limit our ability to collect, use and share personal data, or could cause our compliance costs to increase, ultimately having an adverse impact on our business. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the EU.

Further, from January 2021, companies have to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20.0 million (£17.5 million) or 4% of global turnover. In June 2021, the European Commission implemented an adequacy decision enabling data transfers from EU member states to the UK without additional security measures. However, this adequacy decision includes a so-called “sunset-clause” stipulating that it will expire after four years, and providing that the European Commission will monitor the UK’s legal situation and could intervene at any point if it determines the UK has deviated from the level of protections in place at the time of the decision. The revocation or expiration of the European Commission’s adequacy decision for the UK could require additional measures to ensure adequate protection and GDPR compliance and may lead to additional costs and increases our overall risk exposure.

Physician Referral Prohibitions

Under a federal law directed at “self-referral,” commonly known as the Stark Law, there are prohibitions, with certain exceptions, on Medicare and Medicaid payments for laboratory tests referred by physicians who personally, or through a family member, have a “financial relationship”—including an investment or ownership interest or a compensation arrangement—with the clinical laboratory performing the tests. Several Stark Law exceptions are relevant to arrangements involving clinical laboratories, including: (i) fair market value compensation for the provision of items or services; (ii) payments by physicians to a laboratory for clinical laboratory services; (iii) certain space and equipment rental arrangements that satisfy certain requirements, and (iv) personal services arrangements that satisfy certain requirements. The laboratory cannot submit claims to the Medicare Part B program for services furnished in violation of the Stark Law, and Medicaid reimbursements may be at risk as well. Penalties for violating the Stark Law include the return of funds received for all prohibited referrals, fines, civil monetary penalties and possible exclusion from the federal health care programs. Many states have comparable laws that are not limited to Medicare and Medicaid referrals.

In November 2020, CMS issued a final rule to modernize and clarify the regulations that interpret self-referral law. The final rule was issued in conjunction with the CMS Patients over Paperwork initiative and the HHS Regulatory Sprint to Coordinated Care and establishes exceptions to the physician self-referral law for certain value-based compensation arrangements between or among physicians, providers, and suppliers. It also establishes a new exception for certain arrangements under which a physician receives limited remuneration for items or services actually provided by the physician; establishes a new exception for donations of cybersecurity technology and related services; and amends the existing exception for electronic health records items and services. While the final rule presents significant opportunities for new arrangements, it also necessitates revisions to current arrangements involving healthcare providers, others involved in the healthcare industry, and patients.

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

Other Regulatory Requirements

Our laboratory is subject to federal, state and local regulations relating to the handling and disposal of regulated medical waste, hazardous waste and biohazardous waste, including chemical, biological agents and compounds, blood samples and other human tissue. Typically, we use outside vendors who are contractually obligated to comply with applicable laws and regulations to dispose of such waste. These vendors will be licensed or otherwise qualified to handle and dispose of such waste.

The Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for health care employers, including requirements to develop and implement programs to protect workers from exposure to blood-borne pathogens by preventing or minimizing any exposure through needle stick or similar penetrating injuries.

In May 2020, the Office of the National Coordinator for Health Information Technology promulgated final regulations under the authority of the 21st Century Cures Act that impose new conditions to obtain and maintain certification of certified health information technology and prohibit certain covered actors, including operators of laboratories which are considered “health care providers” under the final regulation, from engaging in activities that are likely to interfere with the access, exchange, or use of electronic health information (information blocking). The final regulations further defined exceptions for activities that are permissible, even though they may have the effect of interfering with the access, exchange, or use of electronic health information. The information blocking effective date is April 5, 2021. Under the 21st Century Cures Act, health care providers that violate the information blocking prohibition will be subject to appropriate disincentives, which HHS services has yet to establish through required rulemaking. Developers of certified information technology and health information networks and health information exchanges, however, may be subject to civil monetary penalties of up to $1.0 million per violation. The HHS Office of Inspector General has the authority to impose such penalties and, in July 2023, published a final rule to codify its new authority in regulation, which became effective in August and September 2023.

Human Capital

As of December 31, 2023, we employed 46 persons, of which 43 were on a full-time basis and three were on a part-time basis.

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

Summary of Risk Factors

Summary - Risks Related to Our Capital Resources

●	We may incur significant cash payment and common stock issuance obligations under our agreements arising from our investments in Insight and Chronix.
●	There is substantial doubt about our ability to continue as a going concern and management’s plans to alleviate this condition may be unsuccessful. We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our operations.
●	We have incurred operating losses since inception, and we do not know if we will attain profitability.
●	It is likely that we will need to issue additional equity or debt securities in order to raise additional capital needed to pay our operating expenses.

Summary - Risks Related to Our Business Operations

●	Our revenues in the near term will depend on our ability to commercialize a small number of diagnostic tests.
●	The research and development work we are doing is costly, time consuming, and uncertain as to its results.
●	Sales of our diagnostic tests could be adversely impacted by the reluctance of physicians to adopt the use of our tests and by the availability of competing diagnostic tests.
●	We have limited capital, marketing, sales, and regulatory compliance resources for the commercialization of our diagnostic tests.
●	We may face technology transfer challenges and expenses in adding new tests to our portfolio and in expanding our reach into new geographical areas on new instrument platforms.
●	If our laboratory facilities become damaged or inoperable, or we are required to vacate any facility, our ability to provide services and pursue our research and development and commercialization efforts may be jeopardized.
●	There is a limited number of manufacturers of molecular diagnostic testing equipment and related chemical reagents necessary for the provision of our diagnostic tests.
●	If we fail to enter into and maintain successful strategic alliances for diagnostic tests that we elect to co-develop, co-market, or out-license, we may have to reduce or delay our diagnostic test development or increase our expenditures.
●	We may become dependent on possible future collaborations to develop and commercialize many of our diagnostic test candidates and to provide the manufacturing, regulatory compliance, sales, marketing and distribution capabilities required for the success of our business.
●	Our business could be adversely affected if we lose the services of the key personnel upon whom we depend.
●	Our business and operations could suffer in the event of system failures.
●	Failure of our internal control over financial reporting could harm our business and financial results.
●	We are subject to laws and regulations governing corruption, which may require us to develop, maintain and implement costly compliance programs.
●	We may undertake strategic acquisitions in the future, and difficulties integrating such acquisitions could damage our ability to achieve or sustain profitability.
●	We are subject to state laws in California that require gender and diversity quotas for boards of directors of public companies headquartered in California.

Summary - Risks Related to Our Industry

●	Our operations as a clinical laboratory are subject to oversight by CMS under CLIA, as well as certain state agencies, and any failure to maintain our CLIA or applicable state permits and licenses may affect our ability to commercialize our diagnostic tests.
●	If the FDA takes the position that any of our tests are not within the scope of its policy on enforcement discretion for laboratory-developed tests, or otherwise determines that it will seek to actively regulate one or more of our diagnostic tests, responding to such a regulatory position could lead to delays in commercialization, or (if encountered after commercialization) requirements to halt the commercial provision of our tests until FDA marketing authorization is obtained.
●	We will also need to obtain FDA and other regulatory approvals for any IVDs that we may develop, in order to market those IVD tests.
●	Clinical trial failures can occur at any stage of the testing and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of our current or future diagnostic tests.
●	The commercial success of our diagnostic tests depends on the availability and sufficiency of third-party payer coverage and reimbursement, which may be limited or unavailable.
●	Changes in healthcare laws and policies may have a material adverse effect on our financial condition, results of operations and cash flows.
●	Because of certain Medicare billing policies, we may not receive complete reimbursement for tests provided to Medicare patients.
●	Long payment cycles of Medicare, Medicaid and other third-party payers, or other payment delays, could hurt our cash flows and increase our need for working capital.
●	Private health insurance company policies may deny coverage or limit the amount they will reimburse us for the performance of our diagnostic tests.
●	We will be required to comply with federal and state laws governing the privacy of health information, and any failure to comply with these laws could result in material criminal and civil penalties.
●	If we are successful in commercializing our diagnostic tests, we will be obligated to comply with numerous additional federal and state statutes and regulations pertaining to our business and be subject to government oversight and scrutiny for our compliance with such laws. Laboratory and health care regulatory compliance efforts are expensive and time-consuming, and failure to maintain compliance with applicable laws could result in enforcement action which could be detrimental to our business.

Summary - Risks Related to Intellectual Property

●	We rely on patents and trade secrets, and our financial success will depend, in part, on our ability to obtain commercially valuable patent claims, protect our intellectual property rights and operate without infringing upon the proprietary rights of others.
●	We may not be able to obtain patent protection for our diagnostic tests if our pending U.S. patent applications are found to be directed to unpatentable subject matter.
●	Changes to the patent laws in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our diagnostic tests.
●	Other companies or organizations may challenge our patent rights or may assert patent rights that prevent us from developing and commercializing our diagnostic tests.
●	If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected, and our business would be harmed.
●	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful.
●	We may not be able to enforce our intellectual property rights throughout the world.
●	If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our diagnostic tests.
●	Patent terms may be inadequate to protect our competitive position on our diagnostic tests for an adequate amount of time.

Summary - Risks Related to Our Common Stock

●	We previously identified and remediated a material weakness in our internal control over financial reporting.
●	Our recently implemented reverse stock split may decrease the liquidity of our common stock and result in higher transaction costs.
●	The effective increase in the authorized number of shares of our common stock as a result of our reverse stock split could have anti-takeover implications and result in further dilution to our existing shareholders.
●	Since we don’t pay dividends, our stock may not be a suitable investment for those needing dividend income.
●	Our former parent company may sell its Oncocyte shares to raise capital to finance its operations.

Risks Related to Our Capital Resources

We may incur significant cash payment and common stock issuance obligations under our agreements arising from our investments in Insight and Chronix.

Under the Merger Agreement pursuant to which we acquired Insight, as described in Note 3 to the consolidated financial statements included elsewhere in this Report, we have agreed to pay contingent consideration of up to $6.0 million in any combination of cash or shares of our common stock if certain milestones related to DetermaIO are achieved (the “Contingent Consideration”), which consist of (i) a $1.5 million clinical trial completion and data publication milestone, (ii) $3.0 million for an affirmative final LCD from CMS for a specified lung cancer test, and (iii) up to $1.5 million for achieving certain CMS reimbursement milestones.

As additional consideration for the acquisition of Chronix, we have agreed to pay to holders of other classes and series of Chronix’s stock earnout consideration of (i) 10% of net collections for sales of specified tests and products, until the expiration of intellectual property related to such tests and products, and (ii) 5% of the gross proceeds received from any sale of all or substantially all of the rights, titles, and interests in and to Chronix’s patents for use in transplantation medicine to such third party.

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

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of this Report for a discussion of our cash position. Accordingly, we intend to complete additional equity financings and reduce spending. However, due to several factors, including those outside management’s control, there can be no assurance that we will be able to complete additional equity financings. If we are unable to complete additional financings, management’s plans include further reducing or delaying operating expenses. We have concluded the likelihood that our plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements.

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

In addition to general economic and capital market trends and conditions, our ability to raise sufficient additional capital to finance our operations from time to time will depend on a number of factors specific to our operations such as operating revenues and expenses, progress in development of, or in obtaining reimbursement coverage from Medicare for DetermaIO and other future laboratory tests that we may develop or acquire.

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

Since our inception in September 2009, we have incurred operating losses and negative cash flows and we expect to continue to incur losses and negative cash flows in the future. Our net losses for the years ended December 31, 2023 and 2022 were $27.8 million and $72.9 million, respectively, and we had an accumulated deficit of $289.9 million as of December 31, 2023. We finance our operations primarily through sales of our common stock. There is no assurance that we will be able to obtain any additional financing that we may need, or that any such financing that may become available will be on terms that are favorable to us and our shareholders. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our success in developing and marketing or licensing our diagnostic tests and technology.

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

We incurred research and development expenses amounting to approximately $9.3 million and $7.3 million during years ended December 31, 2023 and 2022, respectively. The current focus of our research and development efforts is the development of DetermaIO, VitaGraft and DetermaCNI. If we are successful in developing a new technology or diagnostic tests for additional types of cancer, refinement of the new technology or diagnostic tests and definition of the practical applications and limitations of the technology or diagnostic tests may take years and require the expenditure of large sums of money. There is no assurance that we will be successful in completing the development of our current diagnostic tests or in developing additional diagnostic tests regardless of the amount of our expenditures.

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

Our plan for expanding our business includes developing and acquiring additional tests that can be transferred into our current lab footprint in the United States and/or onto molecular testing instrument platforms for distribution in non-U.S. markets. Due to differences in the hardware and software platforms available at different laboratories for running molecular tests, we may need to make adjustments to the configuration of the reagents that make up our LDTs in our U.S. laboratory or as we convert them to kits, and there may be changes to the related software in order for the tests to be performed on particular hardware platforms. Making any such adjustments could take a considerable amount of time and expense, and there will be no assurance that we will succeed in running our tests on the hardware and software that we may encounter in different laboratories. To manage this issue and to attain uniformity among our laboratory locations, we may license or acquire our own instrument system and software from another company that has a platform that will be compatible with our tests. In addition to acquisition costs, operationally we will have to build out infrastructure for installing a new testing platform across multiple laboratory locations as well as support functions to help maintain these instrument systems in new customer labs, and we may also encounter unexpected technology issues in the process.

If our laboratory facilities become damaged or inoperable, or we are required to vacate any facility, our ability to provide services and pursue our research and development and commercialization efforts may be jeopardized.

We currently have a clinical laboratory facility in Nashville, Tennessee. We also acquired a laboratory in Germany through merger with Chronix. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, wildfires, flooding, hurricanes, droughts and other extreme weather events and changing weather patterns, which are increasing in frequency due to the impacts of climate change, and may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog of tests that could develop if any of our facilities is inoperable for even a short period of time may result in the loss of customers or harm to our reputation or relationships with key researchers, collaborators, and customers, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our facilities and the equipment we use to perform our research and development work could be costly and time-consuming to repair or replace.

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

Further, if our laboratories become inoperable, we may not be able to license or transfer our proprietary technology to a third-party, with established state licensure and CLIA certification under the scope of which our diagnostic tests could be performed following validation and other required procedures, to perform the tests. Even if we find a third-party with such qualifications to perform our tests, such party may not be willing to perform the tests for us on commercially reasonable terms. Moreover, we believe our tests are currently subject to enforcement discretion by the FDA because we believe the tests currently qualify as LDTs. If, however, we are required to find a third-party laboratory to conduct our testing services, we believe this would change our status and the FDA would consider such tests offered through a third-party to then be a medical device subject to active FDA regulation and enforcement under its IVD authorities. In that case, we may be required to obtain premarket clearance or approval prior to offering our tests, which would be time-consuming and costly and could result in interruptions and delays in our ability to sell or offer our tests.

Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, employees, regulators and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (“ESG”) factors. Some investors and investor advocacy groups may use these factors to guide investment strategies and, in some cases, investors may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance, and a variety of organizations currently measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. Investors, particularly institutional investors, use these ratings to benchmark companies against their peers and if we are perceived as lagging with respect to ESG initiatives, these investors may engage with us to improve ESG disclosures or performance and may also make voting decisions, or take other actions, to hold us and our Board of Directors accountable. In addition, the criteria by which our corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies.

We may face reputational damage in the event our corporate responsibility initiatives or objectives do not meet the standards set by our investors, stockholders, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve an acceptable ESG or sustainability rating from third-party rating services. A low ESG or sustainability rating by a third-party rating service could also result in the exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead. Ongoing focus on corporate responsibility matters by investors and other parties as described above may impose additional costs or expose us to new risks. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, share price, financial condition or results of operations, including the sustainability of our business over time.

Additionally, developments in climate change regulations are evolving, which may result in higher regulatory, compliance, credit, and reputational risks and costs. For example, in California, the Climate Corporate Data and Accountability Act (“CCDAA”) requires both public and private U.S. businesses with revenues greater than $1.0 billion doing business in California to report their greenhouse gas emissions including scopes 1, 2, and 3, beginning in 2026 (for 2025 data) and also requires reporting companies to get third-party assurance of their reports. Additionally, in California, the Climate-Related Financial Risk Act mandates U.S. businesses with annual revenues over $500.0 million doing business in California to bi-annually disclose climate-related financial risks and their mitigation strategies beginning January 1, 2026. Furthermore, in March 2024, the U.S. Securities and Exchange Commission (the “SEC”) announced rules that, among other matters, establish a framework for reporting climate-related risks. As a result of these additional reporting obligations, which we will have to comply with starting with our disclosures for the year ending December 31, 2027, we could face increased costs. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege our existing climate disclosures are misleading or deficient.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, the Federal Deposit Insurance Corporation (the “FDIC”) took control of Silicon Valley Bank (“SVB”) and created the National Bank of Santa Clara to hold the deposits of SVB after SVB was unable to continue its operations. In March 2023, the FDIC, U.S. Department of the Treasury, and Board of Governors of the Federal Reserve System, issued a joint press release stating that all depositors would have access to all of their money beginning on March 13, 2023. As of December 31, 2023, approximately $1.9 million, or 17%, of our total cash and cash equivalents and restricted cash are held in accounts with SVB, and we have access to all of the cash held at SVB that is not otherwise restricted. If we are unable to access all or a significant portion of the amounts we have deposited at financial institutions for any extended period of time, we may not be able to pay our operational expenses or make other payments until we are able to move our funds to accounts at one or more other financial institutions, which process could cause a temporary delay in making payments to our vendors and employees and cause other operational challenges.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements would be prevented or detected on a timely basis. Due to its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected. Our growth and entry into new diagnostic tests, technologies and markets will place significant additional pressure on our system of internal control over financial reporting. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. Since we are a smaller reporting company, we are exempt from the requirement of having our internal controls over financial reporting audited by our independent registered public accountants, which means that material weaknesses or significant deficiencies in our internal controls that might be detected by an audit may not be detected and remedied.

We are subject to laws and regulations governing corruption, which may require us to develop, maintain, and implement costly compliance programs.

We must comply with a wide range of laws and regulations to prevent corruption, bribery, and other unethical business practices, including the FCPA, anti-bribery and anti-corruption laws in other countries. The creation and implementation of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

Anti-bribery laws prohibit us, our employees, and some of our agents or representatives from offering or providing any personal benefit to covered government officials to influence their performance of their duties or induce them to serve interests other than the missions of the public organizations in which they serve. Certain commercial bribery rules also prohibit offering or providing any personal benefit to employees and representatives of commercial companies to influence their performance of their duties or induce them to serve interests other than their employers. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the United States Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

Compliance with these anti-bribery laws is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the anti-bribery laws present particular challenges in the medical industry because in many countries including China, hospitals are state-owned or operated by the government, and doctors and other hospital employees are considered foreign government officials. Furthermore, in certain countries (China in particular), hospitals and clinics are permitted to sell pharmaceuticals to their patients and are primary or significant distributors of pharmaceuticals. Certain payments to hospitals in connection with clinical studies, procurement of pharmaceuticals and other work have been deemed to be improper payments to government officials that have led to vigorous anti-bribery law enforcement actions and heavy fines in multiple jurisdictions, particularly in the United States and China.

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

If we and our subsidiaries further expand operations internationally, we will need to increase the scope of our compliance programs to address the risks relating to the potential for violations of the FCPA and other anti-bribery and anti-corruption laws and data protection laws. Our compliance programs will need to include policies addressing not only the FCPA, but also the provisions of a variety of anti-bribery and anti-corruption laws in multiple foreign jurisdictions, provisions relating to books and records that apply to us as a public company, and include effective training for our personnel throughout our organization. The creation and implementation of anti-corruption compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required. Violation of the FCPA and other anti-corruption and data privacy laws can result in significant administrative and criminal penalties for us and our employees, including substantial fines, suspension or debarment from government contracting, prison sentences, or even the death penalty in extremely serious cases in certain countries. The SEC also may suspend or bar us from trading securities on U.S. exchanges for violation of the FCPA’s accounting provisions. Even if we are not ultimately punished by government authorities, the costs of investigation and review, distraction of our personnel, legal defense costs, and harm to our reputation could be substantial and could limit our profitability or our ability to develop or commercialize our product candidates. In addition, if any of our competitors are not subject to the FCPA, they may engage in practices that will lead to their receipt of preferential treatment from foreign hospitals and enable them to secure business from foreign hospitals in ways that are unavailable to us.

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

In September 2018, California enacted SB 826, requiring public companies headquartered in California to maintain minimum female representation on their boards of directors as follows: by December 31, 2019, public company boards must have a minimum of one female director; by December 31, 2021, public company boards with five members were required to have at least two female directors, and public company boards with six or more members were required to have at least three female directors. In May 2022, the Los Angeles Superior Court declared SB 826 unconstitutional and, although the California Secretary of State has directed counsel to file an appeal of decision, the State of California is currently precluded from enforcing SB 826.

Additionally, in September 2020, California enacted AB 979, requiring public companies with principal executive offices in California to each have at least one director from an underrepresented community based on ethnicity and sexual orientation by December 31, 2021. A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. AB 979 required that each of these companies have at least two directors from such underrepresented communities if such company has more than four but fewer than nine directors, or at least three directors from underrepresented communities if the company has nine or more directors, by December 31, 2022. In April 2022, the Los Angeles Superior Court declared AB 979 unconstitutional and, although the California Secretary of State has filed a notice of appeal in the case, the State of California is currently precluded from enforcing AB 979.

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

Our business could be adversely impacted by inflation.

Inflation rates, particularly in the United States, have increased recently to levels not seen in years. We may experience inflationary pressures, primarily in personnel costs and with certain laboratory supplies. We anticipate inflationary impacts on other cost areas in the future. The extent of any future impacts from inflation on our business and our results of operations will be dependent upon how long the elevated inflation levels persist and the extent to which the rate of inflation were to further increase, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, the purchasing power of our cash and cash equivalents may be further diminished, our expenses could increase faster than anticipated and we may utilize our capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which we operate, our payors may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts. As such, the effects of inflation may adversely impact our results of operations, financial condition and cash flows.

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

The law also requires us to maintain a state laboratory license to conduct testing in the states in which are laboratories are located. State laws establish standards for day-to-day operation of a clinical laboratory, including the training and skills required of personnel and quality control. In addition, several states require that we hold licenses to test specimens from patients in those states. We do not have immediate plans to market our tests for commercial use in the EU and as a result, at this time we do not believe we are subject to EU or EU member state post-market regulations related to our tests.

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

In September 2023, the FDA announced a proposed rule aimed at helping to ensure the safety and effectiveness of these tests. The proposed rule seeks to amend the FDA’s regulations to make explicit that IVDs are devices under the FD&C Act, including when the manufacturer of the IVD is a laboratory. Along with this amendment, the FDA is proposing a policy under which the FDA intends to provide greater oversight of LDTs through a phaseout of its general enforcement discretion approach for most LDTs.

In October 2023, the FDA published the proposed rule entitled “Medical Devices; Laboratory Developed Tests.” Following publication of the proposed rule, the FDA received requests for an extension of the comment period. After considering the requests and other factors, including the extensive background of public comment on this topic and the public health benefits of proceeding expeditiously, the FDA determined to proceed with the standard 60-day comment period. As stated in the notice of proposed rulemaking, comments on the proposed rule must have been submitted to the docket by December 4, 2023.

In addition, Congress has considered a number of legislative proposals in recent years that would amend the regulatory framework for LDTs, including, among other requirements, FDA premarket review of certain LDTs. In March 2020, the VALID Act, was officially introduced in Congress. The bill proposes a risk-based approach to regulate LDTs and creates a new in vitro clinical test, or IVCT, category of regulated products, which includes LDTs, and a regulatory structure under the FDA. As proposed, the bill grandfathers many existing tests from the proposed premarket approval, quality systems, and labeling requirements, respectively, but would require such tests to comply with other regulatory requirements (e.g., registration and listing, adverse event reporting). Later that month, Senator Paul introduced the VITAL Act, which proposes that all aspects of “laboratory-developed testing procedures” be subject to regulation under CLIA, and that no aspects of such procedures be subject to regulation by the FDA. We cannot predict if either of these bills will be enacted in their current (or any other) form and cannot quantify the effect of these bills on our business.

If the FDA were to ultimately regulate our tests for any reason, including new rules, policies, or guidance, or due to new legislation such as the proposed VALID Act, our tests may become subject to FDA requirements, including pre-market review. If required, the regulatory marketing authorization process may involve, among other things, successfully completing additional clinical trials and submitting a pre-market clearance (510(k)) submission or filing a de novo or pre-market approval application with the FDA. If pre-market review and approval is required by the FDA, we may need to incur additional expenses or require additional time to seek it, or we may be unable to satisfy FDA standards, and our tests may not be cleared or approved on a timely basis, if at all, and the labeling claims permitted by the FDA may not be consistent with our currently planned claims or adequate to support adoption of and reimbursement for our tests. Ongoing compliance with FDA regulations would increase the cost of conducting our business, and subject us to inspection by and the regulatory requirements of the FDA, for example registration and listing, adherence to good manufacturing practices under the Quality System Regulation, and medical device reporting, and enforcement action in the event we fail to comply with these requirements. Our laboratories are operating under CLIA and are not currently operating as device manufacturing facilities following FDA’s Quality System Regulation. Because these standards differ, we may face challenges establishing FDA-compliant quality systems or be unable to do so. If after commercialization under the LDT framework our tests are allowed to remain on the market but there is uncertainty about the regulatory status of our tests, including questions that may be raised if competitors object to our regulatory positioning as an LDT, we may encounter ongoing regulatory and legal challenges and related costs. Such challenges or related developments (for example if the labeling claims the FDA allows us to make are more limited than the claims we currently plan to make) may impact our commercialization efforts as orders or reimbursement may be less than anticipated. Any of these regulatory developments may cause our business to suffer.

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

We may need to conduct additional studies in order to demonstrate the cost-effectiveness of our diagnostic tests to the satisfaction of our target customers and their third-party payers. Such studies might require us to commit a significant amount of management time and financial and other resources.

Changes in healthcare laws and policies may have a material adverse effect on our financial condition, results of operations and cash flows.

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level, or how any future legislation or regulation may affect us. For instance, the payment reductions imposed by healthcare reform legislation known as the “Patient Protection and Affordable Care Act,” also known as the ACA (“ACA”), the expansion of the federal and state governments’ role in the U.S. healthcare industry, and the changes to the reimbursement amounts paid by payers for our tests and future tests and products may reduce our profits and have a materially adverse effect on our business, financial condition, results of operations and cash flows. Notably, Congress enacted legislation in 2017 that eliminated the ACA’s “individual mandate,” a provision that required individuals to buy health insurance or pay a fine, which has impacted the number of covered lives participating in exchange plans. In June 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. While efforts to repeal all or part of the ACA have subsided, in part due to the results of the 2020 election, we cannot be certain that there will not be further legislative efforts or judicial challenges in the future.

The 2024 presidential election may also significantly alter the current regulatory framework and the health care industry, including any further challenges, extensions or expansions of certain ACA provisions. These changes could have an adverse and material impact on our operations.

Additionally, the Protecting Access to Medicare Act (“PAMA”) significantly altered the payment methodology under the Clinical Laboratory Fee Schedule that determines Medicare coverage for laboratory tests. Under PAMA (as amended by the Further Consolidated Appropriations Act, 2020 and the Coronavirus Aid, Relief, and Economic Security Act, respectively) and its implementing regulations, clinical laboratories must report to the CMS, the administrator of CLIA, private payer rates for clinical diagnostic laboratory tests. Laboratories that fail to timely report the required payment information may be subject to substantial civil money penalties. Medicare payments for clinical diagnostic laboratory tests are paid based upon these reported private payer rates. For certain clinical diagnostic laboratory tests that are not designated as advanced diagnostic laboratory tests, initial payment rates will be assigned by the cross-walk or gap-fill methodology. For laboratory tests that are designated as new advanced diagnostic laboratory tests initial payment rates will be based on the actual list charge for the laboratory test.

If future reimbursement price levels are less than the current price, our revenues and our ability to achieve profitability could be impaired, and the market price of our common stock could decline. Additionally, any decision by CMS or its local contractors to reduce or deny coverage for our tests would have a significant adverse effect on our revenue and results of operations and ability to operate and raise capital. Any such decision could also cause affected clinicians treating Medicare-covered patients to reduce or discontinue the use of our tests.

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

HIPAA sets forth security regulations that establish administrative, physical and technical standards for maintaining the confidentiality, integrity and availability of PHI in electronic form. We also may be required to comply with state laws that are more stringent than HIPAA or that provide individuals with greater rights with respect to the privacy or security of, and access to, their health care records. HITECH established certain health information security breach notification obligations that require covered entities to notify each individual whose PHI is breached.

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

If we are successful in commercializing any of our diagnostic tests, and particularly if payment becomes available from government or commercial payers for a test, we will be subject to extensive and frequently changing federal and state laws governing various aspects of our business. We will be subject to ongoing compliance with laws addressing our laboratory licensure and certification at the federal and state level; advertising and promotion (including laws enforced by the Federal Trade Commission); and laws intended to prevent fraud, waste, and abuse in healthcare programs (including among others the Anti-Kickback Statute, False Claims Act, EKRA, the Stark Law, and applicable state law equivalents).

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

Our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is costly, time-consuming and inherently uncertain. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (“Leahy-Smith Act”), signed into law in September 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act has transformed the U.S. patent system into a “first to file” system, which became effective in March 2013. The Leahy-Smith Act and its implementation may make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our or our collaboration partners’ patent applications and the enforcement or defense of our or our collaboration partners’ issued patents, all of which could harm our business, results of operations and financial condition.

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

We previously identified and remediated a material weakness in our internal control over financial reporting. If we are unable to maintain an effective system of internal control over financial reporting, it could result in us not preventing or detecting on a timely basis a material misstatement of the Company’s financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2022, management had identified, and during 2023 remediated, a material weakness specifically relating to deficiencies in its internal controls over the review process relating to third-party valuations. While the Company has made improvements to the design of its internal controls, there can be no assurance that future material weaknesses will not be identified. The occurrence of, or failure to remediate, a material weakness in our internal control over financial reporting or determination that our disclosure controls and procedures are ineffective may have other consequences that could materially and adversely affect our business, including an adverse impact on the market price of our common stock, potential actions or investigations by the SEC or other regulatory authorities, shareholder lawsuits, a loss of investor confidence and damage to our reputation.

Our recently implemented reverse stock split may decrease the liquidity of our common stock and result in higher transaction costs.

The liquidity of our common stock may be negatively impacted by our implementation of a 1-for-20 reverse stock split on July 24, 2023, given the significantly reduced number of shares that are now issued and outstanding after the reverse stock split, and because our stock price did not increase commensurate with the ratio of the reverse stock split. In addition, as a result of our reverse stock split, we now have a greater number of shareholders who own “odd lots” of fewer than 100 shares of our common stock. Brokerage commission and other costs of transactions for the sale of odd lots are generally higher than the costs of transactions of more than 100 shares of common stock. Accordingly, the reverse stock split may not achieve the desired results of increasing marketability and liquidity of our common stock.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 235,000,000 shares of capital stock consisting of 230,000,000 shares of common stock and 5,000,000 “blank check” shares of preferred stock. At December 31, 2023, there were 8,261,073 shares of common stock outstanding, 819,767 shares of common stock reserved for exercise of warrants and 532,000 shares of common stock reserved for issuance upon the exercise of options under our employee stock option plans. No shares of preferred stock are presently outstanding.

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

Our former parent company may sell our shares to raise capital to finance its operations.

Prior to February 17, 2017, we were a consolidated subsidiary of our former parent company Lineage Cell Therapeutics, Inc., formerly known as BioTime, Inc. (“Lineage”). Based on its most recent report of beneficial ownership on Schedule 13D, as of January 8, 2021 Lineage held 3,297,401 shares of our common stock. Lineage has been periodically selling shares of our common stock from its holdings and has announced its intention to continue to sell our shares. The sale of such shares could have a depressing effect on the market value of our common stock and the prices at which we can sell our own shares of common stock to raise capital to support our operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We develop and maintain a cyber risk management program designed to identify, assess, manage, mitigate and respond to cybersecurity threats. The program is one component of our enterprise risk management system. The technical, administrative and physical controls underlying our program are based on nationally recognized practices and standards for cybersecurity.

Trusted partners are an important part of our cyber risk management program. We partner with leading cybersecurity advisors and service providers to conduct periodic risk assessments and to monitor and maintain the performance and effectiveness of security controls used in our environment.

The Audit Committee of the Board of Directors (the “Audit Committee”) oversees our management of enterprise risks, including cybersecurity risks. Members of the management team, including our IT director and General Counsel, brief the Audit Committee on the effectiveness of risk management efforts on at least a semi-annual basis. In addition, these risks are reviewed by the Board of Directors at least annually.

Our cyber risk management program helps mitigate risks that could have a material adverse effect on our business, financial condition, results or operations, cash flows or reputation. See “Risk Factors – Risks Related to Our Business Operations – Security breaches and other disruptions could compromise our information and expose us to liability, and could cause our business and reputation to suffer.”

Item 2. Properties

Our principal executive and administrative offices are located in Irvine, California, under a lease arrangement. The Irvine lease includes approximately 26,800 square feet of rentable space and expires in September 2027. On August 8, 2023, we entered into a sublease agreement with a subtenant, which subsequently became effective as of September 14, 2023. The sublease agreement is subject and subordinate to the Irvine lease.

We operate a CLIA-certified laboratory and have additional office space in Nashville, Tennessee, under lease arrangements. The Nashville leases include 10,681 square feet of rentable space and expires in January 2027. We also have a research and development facility in Göttingen, Germany.

See Note 7 to our consolidated financial statements included elsewhere in this Report for additional information regarding our lease arrangements and properties.

Item 3. Legal Proceedings

From time to time, we may be involved in routine litigation incidental to the conduct of our business. We are not presently involved in any material pending litigation or proceedings. See Note 7 to our consolidated financial statements included elsewhere in this Report for additional information regarding commitments and contingencies.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Holders

As of April 3, 2024, we had approximately 163 holders of record of our common stock. This number does not include shareholders whose shares of our common stock are held in “street name” in accounts with securities broker-dealers or other financial institutions or fiduciaries.

Recent Sales of Unregistered Securities

On March 8, 2024, we issued to PCG Advisory, Inc. 12,000 shares of our common stock (the “PCG Shares”). The PCG Shares were issued without registration under the Securities Act in reliance on the exemption from registration under Section 4(a)(2).

Repurchases

None.

Item 6. [RESERVED]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the years ended December 31, 2023 and 2022, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. These historical consolidated financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Risk Factors.” The following discussion should be read in conjunction with our consolidated financial statements and the related notes provided under “Item 8 - Financial Statements and Supplementary Data.”

Overview

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

We are continuing to develop DetermaIO, a test with promising data supporting its potential to help identify patients likely to respond to checkpoint inhibitor drugs. This new class of drugs modulate the immune response and show activity in multiple solid tumor types including non-small cell lung cancer (NSCLC), and triple negative breast cancer (TNBC). DetermaIO is presently available for research use through our Pharma Services operations but one of our goals is to complete development of that assay and to make it available for clinical use later in 2024. We also perform other assay development and clinical testing services for pharmaceutical and biotechnology companies through our Pharma Services operations. As of the fourth quarter of 2021, this test is currently available as part of an early access program with leaders in the immuno-oncology field. A kitted research product format of the underlying technology began proof-of-concept development in the first quarter of 2023.

During 2021, we added to our diagnostic test pipeline VitaGraft, a blood-based solid organ transplantation monitoring test, and DetermaCNI, a patented, blood-based test from Chronix for immunotherapy monitoring. We successfully completed the technology transfer of VitaGraft to our laboratory in Nashville, Tennessee in the second quarter of 2022. The assay is analytically and clinically validated in three major solid organ transplant types (kidney, liver and heart) by peer reviewed international publications. We received a positive coverage decision from MolDx for VitaGraft Kidney in August of 2023, and it became commercially available for ordering in January 2024 through our CLIA Laboratory in Nashville, Tennessee. VitaGraft Kidney is now broadly available to transplant professionals upon request. In April 2024, we entered into an agreement to collaborate in the development and the commercialization of research use only and in vitro diagnostics kitted transplant products. See Note 14, “Subsequent Events,” to our consolidated financial statements included elsewhere in this Report for additional information.

The inherent uncertainties of developing and commercializing new diagnostic tests for medical use make it impossible to predict the amount of time and expense that will be required to complete the development and commercialization of those tests. There is no assurance that we will be successful in developing new technology or diagnostic tests, or that any technology or diagnostic tests that we may develop will be proven safe and effective in diagnosis of cancer in humans or will be successfully commercialized. Refer to “Item 1 – Business” for additional information.

We expect that our operating expenses will continue to increase if we successfully complete the development of DetermaIO and commercialize this test. We have hired a sales and marketing team. We also acquired a laboratory in Germany through our completed merger with Chronix and we will incur additional expenses resulting from our continued investment in Chronix. We are continuing to seek other opportunities to acquire ownership of or marketing rights to additional cancer tests. Because of the expected time frame to apply for and receive Medicare reimbursement approval for our tests, our pre-Medicare approval revenues from commercialization of our tests and revenues from services we perform for pharmaceutical companies are not expected to cover our operating expenses. We will need to obtain additional financing for our operations until such time as we generate sufficient revenues from the commercialization of our tests to cover our operating expenses. Our determination as to when we will seek new financing and the amount of financing that we will need will be based on our evaluation of the progress we make in our research and development programs, any changes to or the expansion of the scope and focus of our research, progress and results of commercializing our tests after completion of development, progress in receiving Medicare and other payor reimbursement approval, and our projection of future costs. See “Liquidity and Capital Resources” below for a discussion of our available capital resources, our need for future financing, and possible sources of capital.

Recent Developments

Razor Genomics Purchase Agreement

On December 15, 2022, we entered into a Stock Purchase Agreement (the “Razor Stock Purchase Agreement”) with Dragon Scientific, LLC, a Delaware limited liability company (“Dragon”), and Razor Genomics Inc., a Delaware corporation and our wholly-owned subsidiary (“Razor”). Pursuant to the Razor Stock Purchase Agreement we agreed to sell to Dragon, 3,188,181 shares of common stock of Razor, which constitutes approximately 70% of the issued and outstanding equity interests of Razor on a fully-diluted basis, and transfer to Razor all of the assets and liabilities related to DetermaRx (the “Razor Sale Transaction”). The Razor Stock Purchase Agreement provides that following the closing of the transaction (the “Razor Closing”), we will own 1,366,364 shares of common stock of Razor, which will constitute approximately 30% of the issued and outstanding equity interests of Razor on a fully-diluted basis.

On February 16, 2023, we completed the Razor Sale Transaction. While no monetary consideration was received for the sale of 70% of the equity interests of Razor, the transaction allowed us to eliminate all development and commercialization costs with respect to DetermaRx. Following the Razor Closing, we continue to own 1,366,364 shares of common stock of Razor. For additional information, see Note 1 to our consolidated financial statements included elsewhere in this Report.

Reverse Stock Split

At a special meeting of our shareholders, held on July 24, 2023, our shareholders approved a proposal granting our Board of Directors the authority to exercise its discretion to amend our Articles of Incorporation, as currently in effect, to effect a reverse stock split of our outstanding shares of common stock at any time within one year after the date such shareholder approval was obtained at the special meeting and at any of certain specified reverse split ratios that were approved by our shareholders in connection therewith. On July 24, 2023, our Board of Directors approved the reverse stock split at a ratio of 1-for-20, and on that date, we filed a Certificate of Amendment of Articles of Incorporation with the Secretary State of the State of California to effect the reverse stock split.

Unless otherwise noted, all share and per share amounts set forth in this Report have been adjusted to reflect the impact of the reverse stock split.

Irvine Office Sublease Agreement

On August 8, 2023, we and Subtenant entered into the Sublease Agreement with a subtenant, which subsequently became effective as of September 14, 2023, upon the execution and delivery by us, Subtenant, and Landlord, of the Consent Agreement, under which Landlord consented to the Sublease Agreement, on the terms and subject to the conditions set forth therein. The Sublease Agreement is subject and subordinate to the Irvine Lease. For additional information, see Note 7 to our consolidated financial statements included elsewhere in this Report.

Collaboration Agreement

On April 5, 2024, we entered into an agreement to collaborate in the development and the commercialization of research use only and in vitro diagnostics kitted transplant products. See Note 14, “Subsequent Events,” to our consolidated financial statements included elsewhere in this Report for additional information.

Securities Purchase Agreement

On April 11, 2024, we entered into a private placement securities purchase agreement with certain accredited investors. The gross proceeds from the private placement are expected to be approximately $15.8 million. See Note 14, “Subsequent Events,” to our consolidated financial statements included elsewhere in this Report for additional information.

Results of Operations

Summary Results of Operations

	Years Ended
	December 31,
	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Net revenue	$1,503	$958	$545	57%
Cost of revenues	1,002	880	122	14%
Cost of revenues – amortization of acquired intangibles	88	96	(8)	-8%
Research and development	9,294	7,301	1,993	27%
Sales and marketing	2,795	1,132	1,663	147%
General and administrative	11,182	21,881	(10,699)	-49%
Change in fair value of contingent consideration	(5,762)	(31,019)	25,257	-81%
Impairment losses	6,757	-	6,757	100%
Goodwill impairment	-	18,684	(18,684)	-100%
Loss on disposal and held for sale assets	1,283	-	1,283	100%
Loss from operations	(25,136)	(17,997)	(7,139)	40%
Total other income (expenses)	281	(615)	896	-146%
Loss from continuing operations	(24,855)	(18,612)	(6,243)	34%
Loss from discontinued operations (Note 13)	(2,926)	(54,290)	51,364	-95%
Net loss	$(27,781)	$(72,902)	$45,121	-62%

Results of Operations – Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022

Revenues increased to $1.5 million for the year ended December 31, 2023, as compared to $958,000 in the prior year, due to increased revenues in Pharma Services.

Loss from continuing operations was $24.9 million for the year ended December 31, 2023, and $18.6 million for the comparable prior year. The loss from continuing operations increase of $6.2 million was comprised of the changes in Pharm Services revenue, operating expenses and other income and expenses from continuing operations as follows:

●	Pharma Services revenue increased by $509,000 due to an increased number of contracts performed during the period. See below for additional information.

●	Cost of revenues increased by $122,000, primarily related to labor and allocated overhead associated with performing our Pharma Services. See below for additional information.

●	Cost of revenues - amortization of acquired intangibles decreased by $8,000, and relates to noncash amortization of acquired intangible assets such as our customer relationship intangible assets acquired as part of the Insight merger.

●	Research and development expenses increased by $2.0 million, as we continue development of DetermaIO, VitaGraft (formerly TheraSure Transplant Monitor), and DetermaCNI (formerly TheraSure - CNI Monitor). The main drivers of the increase were personnel-related expenses, depreciation and amortization, and stock-based compensation (see below for additional details).

●	Sales and marketing expenses increased by $1.7 million, primarily attributable to continued ramp in sales, marketing and advertising activities related to the transplant business, as well as supporting the commercialization efforts within oncology. The main driver of the increase was personnel-related expenses (see below for additional details).

●	General and administrative expenses decreased by $10.7 million, primarily due to decreases in stock-based compensation, headcount and personnel-related expenses. Headcount reductions were initiated in the second half of 2022 and continued into the first half of 2023. See below for additional details.

●	Change in fair value of contingent consideration was a gain in both periods presented, and decreased by $25.3 million due to changes in the fair value model inputs and revised estimates on if and when future payouts will occur. The change is also driven in part by the Chronix Amendment which amended the earnout considerations, and eliminated the Chronix Milestone Payments, 15% Royalty Payments and Sale Payment obligations (see Note 3 to our consolidated financial statements included elsewhere in this Report). See below for additional information.

●	Impairment losses relate to two 2023 assets impairment charges, including $5.0 million to in-process research and development (“IPR&D”) intangible assets (see Note 5 to our consolidated financial statements included elsewhere in this Report) and $1.8 million to leasehold improvements (see Note 4).

●	Goodwill impairment of $18.7 million was recorded during the fourth quarter of 2022 after we assessed our current environment and concluded that it was more-likely-than-not that the fair value of the goodwill was less than the carrying value. At that time, the carrying value of goodwill was comprised of, $9.2 million and $9.5 million from the Insight and Chronix acquisitions, respectively. See Note 2, “Intangible Assets and Goodwill,” to our consolidated financial statements included elsewhere in this Report for additional information.

●	Loss on disposal and held for sale assets of $1.3 million recorded in 2023 relates to various agreements to sell laboratory equipment and is mainly comprised of an impairment charge. See Note 2, “Assets Held for Sale and Discontinued Operations,” to our consolidated financial statements included elsewhere in this Report for additional information.

●	Total other income (expense) increased by $896,000, from an expense of $615,000 in 2022, to income of $281,000 in 2023, primarily due to additional interest income in 2023 and the change in realized and unrealized loss on marketable equity securities. See below for additional information.

Revenues

The following table shows our service revenues:

	Years Ended
	December 31,
	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Pharma Services	$1,467	$958	$509	53%
Laboratory developed test services	36	-	36	100%
Total	$1,503	$958	$545	57%

Pharma Services are generally performed on a time and materials basis. Upon our completion of the service to the customer in accordance with the contract, we have the right to bill the customer for the agreed upon price (either on a per test or per deliverable basis) and recognize the Pharma Services revenue at that time, on an accrual basis. Pharma Services revenues are generated under discrete agreements for particular customer projects that generally expire with the completion or termination of the customer’s project. Accordingly, different customers may account for greater or lesser portions of Pharma Services during different accounting periods, and Pharma Services revenues may exhibit a larger variance from accounting period to accounting period than other revenues such as DetermaRx testing revenues. Refer to Note 2, “Revenue Recognition – Pharma Services Revenue” and “Disaggregation of Revenues and Concentrations of Credit Risk,” to our consolidated financial statements included elsewhere in this Report for additional information.

Laboratory developed test services generally relate to payments received from sales prior to the Razor Sale Transaction. We generated revenue from performing DetermaRx tests on clinical samples through orders received from physicians, hospitals, and other healthcare providers. For all payers other than Medicare, we must consider the novelty of the test, the uncertainty of receiving payment, or being subject to claims for a refund, from payers with whom it does not have a sufficient payment collection history or contractual reimbursement agreements. Accordingly, for those payers, we have recognized revenue upon payment. Refer to Note 2, “Revenue Recognition – Laboratory Developed Test Services,” to our consolidated financial statements included elsewhere in this Report for additional information.

Cost of Revenues

Cost of revenues generally consists of cost of materials, direct labor including payroll, payroll taxes, bonus, benefit and stock-based compensation, equipment and infrastructure expenses, clinical sample costs associated with performing Pharma Services, and amortization of acquired intangible assets. Infrastructure expenses include depreciation of laboratory equipment, allocated rent costs and leasehold improvements. Cost of revenues for Pharma Services varies depending on the nature, timing, and scope of customer projects.

Research and Development Expenses

A summary of the main drivers of the change in research and development expenses is as follows:

	Years Ended
	December 31,
	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses	$3,586	$2,931	$655	22%
Depreciation and amortization	1,264	315	949	301%
Share-based compensation	1,238	773	465	60%
Laboratory supplies and expenses	1,676	1,369	307	22%
Facilities and insurance	740	334	406	122%
Professional fees, legal, and outside services	515	1,334	(819)	-61%
Severance	149	21	128	610%
Other	96	215	(119)	-55%
Clinical trials	30	9	21	233%
Total	$9,294	$7,301	$1,993	27%
% of Net Revenue	618%	762%		-144%

We expect to continue to incur a significant amount of research and development expenses during the foreseeable future. We will continue development of DetermaIO and VitaGraft. Our future research and development efforts and expenses will also depend on the amount of capital that we are able to raise to finance those activities and whether we acquire rights to any new diagnostic tests. A portion of our costs for leasing and operating our CLIA laboratory in Tennessee, and in Germany with Chronix, will also be included in research and development expenses to the extent allocated to the development of our diagnostic tests.

We may commence clinical trials of DetermaIO if we develop that diagnostic test to the point where we determine that its use as a clinical diagnostic appears to be feasible.

Sales and Marketing Expenses

A summary of the main drivers of the change in sales and marketing expenses is as follows:

	Years Ended
	December 31,
	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses	$1,880	$592	$1,288	218%
Share-based compensation	241	261	(20)	-8%
Facilities and insurance	202	43	159	370%
Professional fees, legal, and outside services	163	219	(56)	-26%
Marketing, advertising and other	309	17	292	1718%
Total	$2,795	$1,132	$1,663	147%
% of Net Revenue	186%	118%		68%

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

General and Administrative Expenses

A summary of the main drivers of the change in general and administrative expenses is as follows:

	Years Ended
	December 31,
	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses and board fees	$3,461	$7,155	$(3,694)	-52%
Professional fees, legal, and outside services	3,117	4,299	(1,182)	-27%
Facilities and insurance	2,435	2,696	(261)	-10%
Share-based compensation	1,249	5,435	(4,186)	-77%
Severance	441	1,480	(1,039)	-70%
Other	479	816	(337)	-41%
Total	$11,182	$21,881	$(10,699)	-49%
% of Net Revenue	744%	2284%		-1540%

Change in Fair Value of Contingent Consideration

We will pay contingent consideration if various payment milestones are triggered under the merger agreements through which we acquired Insight and Chronix. See Note 3 to our consolidated financial statements included elsewhere in this Report. Changes in the fair value of the contingent consideration will be based on our reassessment of the key assumptions underlying the determination of this liability as changes in circumstances and conditions occur from the Insight and Chronix acquisition dates to the reporting period being presented, with the subsequent changes in fair value recorded as part of our consolidated loss from operations for that period. See above change explanation for additional information.

Other Income and Expenses

Total other income and expenses is primarily comprised of interest income and expense, and net realized and unrealized losses from Lineage and AgeX marketable equity securities, which were both sold in 2023 (see Note 2, “Marketable Equity Securities,” to our consolidated financial statements included elsewhere in this Report). Interest income is earned from money market funds we hold for capital preservation. Interest expense was incurred under our financing lease obligations (see Note 7), and from our Bank loan in the prior year (see Note 6).

Income Taxes

We did not record any provision or benefit for income taxes for the years ended December 31, 2023 and 2022, as we had a full valuation allowance for the periods presented (see Note 10 to our consolidated financial statements included elsewhere in this Report).

A valuation allowance is provided when it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from our net operating loss carry-forwards and other deferred tax assets.

Inflation

Although historically not significant to our results of operations, financial condition and cash flows, we may experience inflationary pressures, primarily in personnel costs and with certain laboratory supplies. The extent of any future impacts from inflation on our business and our results of operations will be dependent upon how long elevated inflation levels persist and the extent to which the rate of inflation were to increase, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, the purchasing power of our cash and cash equivalents may be diminished, our expenses could increase faster than anticipated and we may utilize our capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which we operate, our payors may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts. As such, the effects of inflation may adversely impact our results of operations, financial condition and cash flows.

Liquidity and Capital Resources

Our foreseeable material cash requirements as of December 31, 2023, are recognized as liabilities or generally are otherwise described in Note 7, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Report. Cash requirements are generally derived from our operating and investing activities including expenditures for working capital, human capital, business development, investments in intellectual property, and business combinations. Our office lease obligations, net of sublease payments, and contingent consideration obligations are further described in Note 7 and Note 3, respectively. Historically, we have not entered into any off-balance sheet arrangements. At December 31, 2023 and 2022, we had unrecognized tax benefits (see Note 10).

Since formation, we have financed our operations primarily through the sale of our common stock, preferred stock and warrants. We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $289.9 million as of December 31, 2023. At December 31, 2023, we had $9.4 million of cash and cash equivalents. We expect to continue to incur operating losses and negative cash flows for the near future. Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued (see Note 1).

On June 1, 2022, we received net proceeds of approximately $4.8 million from the Series A Redeemable Convertible Preferred Stock issued from the first tranche of the offering (see Note 8). On April 19, 2022, Oncocyte received net proceeds of approximately $32.4 million from an underwritten offering of 1,313,320 shares of common stock and 1,313,320 shares of April 2022 warrants to purchase up to 656,660 shares of common stock (see Note 8).

On April 3, 2023, we entered into an agreement with certain members of our Board of Directors, and several institutional and accredited investors, including Broadwood Partners, L.P. (“Broadwood”), our largest shareholder, relating to their purchase of an aggregate of up to 2,278,121 shares of its common stock at an offering price of $7.08 per share to board members and $6.03 per share to the other investors participating in the offering (see Note 8). The offering was intended to be priced ‘at-the market’ for purposes of complying with applicable Nasdaq Listing Rules. The aggregate gross proceeds from the offering were approximately $13.9 million before deducting offering expenses payable by us. We used approximately $1.1 million of the net proceeds to immediately redeem an aggregate of 1,064 shares of its Series A Redeemable Convertible Preferred Stock and may thereafter elect to redeem additional shares.

On April 11, 2024, we entered into a private placement securities purchase agreement with certain accredited investors. The gross proceeds from the private placement are expected to be approximately $15.8 million. See Note 14, “Subsequent Events,” to our consolidated financial statements included elsewhere in this Report for additional information.

We expect that our general operating expenses will remain flat as we continue to manage our available cash. Although we intend to market our diagnostic tests in the United States through our own sales force, we are also beginning to make marketing arrangements with distributors in other countries. We may also explore a range of other commercialization options in order to enter overseas markets and to reduce our capital needs and expenditures, and the risks associated the timelines and uncertainty for attaining the Medicare reimbursement approvals that will be essential for the successful commercialization of additional cancer diagnostic tests. Those alternative arrangements could include marketing arrangements with other diagnostic companies through which we might receive a licensing fee and royalty on sales, or through which we might form a joint venture to market one or more tests and share in net revenues, in the United States or abroad.

On April 5, 2024, we entered into an agreement to collaborate in the development and the commercialization of research use only and in vitro diagnostics kitted transplant products. See Note 14, “Subsequent Events,” to our consolidated financial statements included elsewhere in this Report for additional information.

In addition to sales and marketing expenses, we will incur expenses from leasing and improving our offices and laboratory facilities in Nashville, Tennessee. During the third quarter of 2023, we entered into a sublease arrangement for our main office (see “Irvine Office Sublease Agreement” discussion above). On January 1, 2024, we expanded our Nashville facility by adding one new office lease and renewing and extending our existing leases.

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

We will need to continue to raise additional capital to finance our operations, including the development and commercialization of our diagnostic tests, and making payments that may become due under our obligations to former Chronix shareholders and former Insight shareholders, until such time as we are able to generate sufficient revenues to cover our operating expenses. Delays in the development of DetermaIO, or obtaining reimbursement coverage from Medicare for that diagnostic test and for the other diagnostic tests that we may develop or acquire, could prevent us from raising sufficient additional capital to finance the completion of development and commercial launch of those tests. Investors may be reluctant to provide us with capital until our tests are approved for reimbursement by Medicare or reimbursement by private healthcare insurers or healthcare providers, or until we begin generating significant amounts of revenue from performing those tests. The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Sales of additional equity securities could result in the dilution of the interests of our shareholders. We cannot assure that adequate long-term financing will be available on favorable terms, if at all.

See Note 1 and Note 8 to our consolidated financial statements included elsewhere in this Report for additional information about our going concern discussion and equity offerings, respectively.

Cash Used in Operations

During the year ended December 31, 2023, our total research and development expenses were $9.3 million, our sales and marketing expenses were $2.8 million, and our general and administrative expenses were $11.2 million. We also incurred $1.1 million in total cost of revenues, including $88,000 amortization of intangible expenses. Consolidated net loss for the year ended December 31, 2023 was $27.8 million, of which $2.9 million was from discontinued operations, and our consolidated net cash used in operating activities amounted to $23.3 million. Our cash used in operating activities during 2023 did not include the following noncash items: $1.7 million in depreciation and amortization expenses, $2.8 million in stock-based compensation, $5.8 million gain from change in fair value of contingent consideration, $6.8 million loss from asset impairments, $1.5 million loss related to discontinued operations, $1.3 million loss on disposal and held for sale assets, $127,000 in other equity compensation expenses, and $61,000 in losses from marketable equity securities. Changes in operating assets and liabilities were $4.0 million as an additional use of cash.

During the year ended December 31, 2022, our consolidated net loss was $72.9 million, of which $54.3 million was from discontinued operations, and consolidated net cash used in operating activities amounted to $45.6 million. Our cash used in operating activities during 2022 did not include the following noncash items: $5.2 million in depreciation and amortization expenses, $10.0 million in stock-based compensation; $31.0 million in gain from change in fair value of contingent consideration; $18.7 million loss from goodwill impairment, $25.9 million loss from held for sale asset impairments, and $471,000 in unrealized losses on marketable equity securities. Changes in operating assets and liabilities were $1.9 million as an additional use of cash.

Cash Used in Investing Activities

During the year ended December 31, 2023, net cash used in investing activities was $932,000, mainly attributable to cash sold in discontinued operations, partially offset by proceeds from the sale of marketable equity securities and equipment.

During the year ended December 31, 2022, net cash used in investing activities was $4.3 million, due to cash paid for construction in progress and purchase of furniture and equipment.

Cash Provided by Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $12.2 million, attributable to the $13.4 million of net cash proceeds from the sale of shares of common stock, partially offset by redemption of Series A Redeemable Convertible Preferred Stock of $1.1 million and repayments of financing lease obligations of $117,000.

During the year ended December 31, 2022, net cash provided in financing activities was $35.8 million, primarily attributable to $32.4 million of net cash proceeds from the sale of shares of common stock, and $4.8 million of net cash proceeds from the sale of redeemable convertible Series A preferred shares, partially offset by repayments of our Bank loan and financing lease obligations of $1.4 million.

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing these financial statements, we make assumptions, judgments and estimates that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly.

We believe that of the significant accounting policies discussed in Note 2 to our consolidated financial statements included elsewhere in this Report, the following accounting policies involve a significant level of estimation uncertainty and require our most difficult, subjective or complex assumptions, judgments and estimates:

●	Going Concern Assessment;
●	Contingent Consideration Liabilities;
●	Intangible Assets;
●	Impairment of Long-Lived Assets;
●	Revenue Recognition and Allowance for Credit Losses;
●	Stock-Based Compensation; and
●	Income Taxes.

Going Concern Assessment

We assess going concern uncertainty in our consolidated financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital, including available loans or lines of credit, if any, to operate for a period of at least one year from the date our consolidated financial statements are issued (the “look-forward period”). As part of this assessment, based on conditions that are known and reasonably knowable to us, we consider various scenarios, forecasts, projections, and estimates, and we make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail those expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable those implementations can be achieved and we have the proper authority to execute them within the look-forward period. For additional information, refer to Note 1 to our consolidated financial statements included elsewhere in this Report.

Contingent Consideration Liabilities

Contingent consideration is estimated and recorded at fair value as of the acquisition date as part of the total consideration transferred. Contingent consideration is an obligation of the acquirer to transfer additional assets or equity interests to the selling shareholders in the future if certain future events occur or conditions are met, such as the attainment of product development milestones. Contingent consideration also includes additional future payments to selling shareholders based on achievement of components of earnings, such as “earn-out” provisions or percentage of future revenues, including royalties paid to the selling shareholders based on a percentage of certain revenues generated.

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

The fair value of contingent consideration after the acquisition date is reassessed by us as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in our consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities and, accordingly, the resulting gain or loss that we record in our consolidated financial statements. During the years ended December 31, 2023 and 2022, we recorded gains in fair value of contingent consideration of $5.8 million and $31.0 million, respectively. As of December 31, 2023 and 2022, contingent consideration liabilities were $39.9 million and $45.7 million, respectively. For additional information, refer to Note 3 to our consolidated financial statements included elsewhere in this Report.

Intangible Assets

We consider various factors and risks for potential impairment of IPR&D intangible assets, including the current legal and regulatory environment and the competitive landscape. Adverse clinical trial results, significant delays or inability to obtain LCD from the Centers for Medicare and Medicaid Services for Medicare reimbursement for a diagnostic test, the inability to bring a diagnostic test to market and the introduction or advancement of competitors’ diagnostic tests could result in partial or full impairment of the related intangible assets. Consequently, the eventual realized value of the IPR&D project may vary from its fair value at the date of acquisition, and IPR&D impairment charges may occur in future periods. During the period between completion or abandonment, the IPR&D assets will not be amortized but will be tested for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts.

During the first quarter of 2023, due to changes in management and our economic condition, management shifted our business strategy to direct efforts on fewer studies and to transition from tests that are LDTs to research use only sales. Due to the change in strategy, our long range plan forecasts were updated and anticipated future benefits derived from our assets. The change in strategy represent a significant indicator for change in value of our long-lived assets. The original IPR&D balances were reassessed based on the updated long range plan, using the multi-period excess earnings method (“MPEEM”) approach, the results of the valuation noted that the carrying value of certain IPR&D intangible assets was greater than the fair market value. Accordingly, we recorded an impairment of approximately $5.0 million as of March 31, 2023. During the fourth quarter of 2023, the IPR&D balances were reassessed using the MPEEM approach and the results of the valuation noted that the fair market values were greater than the carrying values of the IPR&D intangible assets. Accordingly, we did not record any additional adjustment as of December 31, 2023. For additional information, refer to Note 5 to our consolidated financial statements included elsewhere in this Report.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, which consists primarily of long-lived intangible assets, right-of-use assets, and machinery and equipment, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. When such events or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount, we recognize an impairment based on the fair value of such assets. During the years ended December 31, 2023 and 2022, we recognized long-lived assets impairments of $1.8 million and zero, respectively. For additional information, refer to Note 4 to our consolidated financial statements included elsewhere in this Report.

Revenue Recognition and Allowance for Credit Losses

Pharma Services revenue

Pharma Services are generally performed under individual scope of work (“SOW”) arrangements or license agreements (together with SOW the “Pharma Services Agreements”) with specific deliverables defined by the customer. Pharma Services are performed on a (i) time and materials basis or (ii) per test completed basis. Upon completion of the service to the customer in accordance with a Pharma Services Agreement, we have the right to bill the customer for the agreed upon price (either on a per test or per deliverable basis) and recognizes Pharma Service revenue at that time. Insight identifies each sale of its Pharma Service offering as a single performance obligation. Chronix identifies the processing of test samples as a separate performance obligation (considered a series) within license agreements with customers. Completion of the service and satisfaction of the performance obligation is typically evidenced by access to the report or test made available to the customer or any other form or applicable manner of delivery defined in the Pharma Services Agreements. However, for certain SOWs under which work is performed pursuant to the customer’s highly customized specifications, we have the enforceable right to bill the customer for work completed, rather than upon completion of the SOW. For those SOWs, we recognize revenue over a period during which the work is performed using a formula that accounts for expended efforts, generally measured in labor hours, as a percentage of total estimated efforts for the completion of the SOW. As performance obligations are satisfied under the Pharma Services Agreements, any amounts earned as revenue and billed to the customer are included in accounts receivable.

We establish an allowance for credit losses based on the evaluation of the collectability of its Pharma Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, reasonable and supportable forecast that affect the collectability of the reported amount, and historical experience. We continuously monitor collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the credit loss reserve accounts. As of December 31, 2023 and 2022, we had an allowance for credit losses of $5,000 and zero, respectively, related to Pharma Services.

Laboratory Developed Test Services

Although we have billed a list price for all tests ordered and completed for all payer types, we consider constraints on the variable consideration when recognizing revenue for DetermaRx. Because DetermaRx is a novel test and there are no current reimbursement arrangements with third-party payers other than Medicare, the transaction price represents variable consideration. Application of the constraint for variable consideration is an area that requires significant judgment. For all payers other than Medicare, we must consider the novelty of the test, the uncertainty of receiving payment, or being subject to claims for a refund, from payers with whom it does not have a sufficient payment collection history or contractual reimbursement agreements. Accordingly, for those payers, we have recognized revenue upon payment because it has had insufficient history to reliably estimate payment patterns.

We maintain an allowance for credit losses related to Laboratory Developed Test Services at an amount we estimate to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. We base this allowance, in the aggregate, on historical collection experience, age of receivables and general economic conditions, as well as specific identification of uncollectible accounts. We initially established an allowance in 2022 in connection with remaining Medicare and Medicare Advantage account balances and have continued to add to the allowance as appropriate. In the first quarter of 2023, in connection with the adoption of the new current expected credit loss model (see Note 2, “Recent Accounting Pronouncements – Recently Adopted,” to our consolidated financial statements included elsewhere in this Report), the Company determined that the Medicare and Medicare Advantage accounts receivable net balance of approximately $1.4 million was uncollectible and should therefore be written-off, based on the new guidance. As of December 31, 2023 and 2022, we had an allowance for credit losses of zero and $154,000, respectively, related to Laboratory Developed Test Services.

Stock-Based Compensation

We recognize compensation expense related to share-based payment awards made to employees, board directors and other non-employees based on estimated fair values. We estimate the fair value of stock-based payment awards on the grant date and recognize the resulting fair value over the requisite service period on a straight-line basis. For stock-based awards that vest only upon the attainment of one or more performance goals, compensation cost is recognized if and when we determine that it is probable that the performance condition or conditions will be, or have been, achieved. For grants with market-based and time-based vesting conditions, the fair value is estimated using the Monte Carlo simulation model, which includes the estimated period to achievement of the performance and market conditions, which are subject to the achievement of the market-based goals established by us and continued employment. We utilize the Black-Scholes option pricing model for determining the fair value of standard time-based stock options. Our determination of fair value of share-based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. We estimate the expected volatility using our own stock price volatility for a period equal to the expected term of the options. The expected term of options granted is based on our own experience. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. Key inputs and assumptions may change as we continue to develop our own company estimates, experience and key inputs including our expected term, and stock price volatility based on the trading history of our stock in the public market. Changes in these subjective assumptions can materially affect the estimated value of equity grants and the stock-based compensation that we record in our consolidated financial statements. During the years ended December 31, 2023 and 2022, we recognized total stock-based compensation of $2.8 million and $10.0 million, respectively. For additional information, refer to Note 9 to our consolidated financial statements included elsewhere in this Report.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which prescribes the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. Our judgments regarding future taxable income may change over time due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowance may be increased or decreased, which may have a material impact on our statements of operations.

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. We will recognize accrued interest and penalties, if any, related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of the financial statement periods presented herein. We account for uncertain tax positions by assessing all material positions taken in any assessment or challenge by relevant taxing authorities. We are currently unaware of any tax issues under review. Refer to Note 10 to our consolidated financial statements included elsewhere in this Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Oncocyte Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Oncocyte Corporation (the “Company”) as of December 31, 2023, the related consolidated statements of operations, comprehensive loss, Series A redeemable convertible preferred stock and shareholders’ equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the retrospective adjustments to the consolidated financial statements of the Company as of December 31, 2022 and for the year then ended to apply the effect of the reverse stock split described in Note 2 to the financial statements. In our opinion, such adjustment is appropriate and has been properly applied. We were not engaged to audit, review or apply any procedures to the consolidated financial statements of the Company as of and for the year ended December 31, 2022 other than with respect to the adjustment and, accordingly, we do not express an opinion or any other form of assurance on the consolidated financial statements of the Company as of and for the year ended December 31, 2022 taken as a whole.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred operating losses and negative cash flows since inception and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Explanatory Paragraph – Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for allowance for credit losses by adopting ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2023 using the modified retrospective method.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Contingent consideration – Fair valuation of contingent consideration liabilities

As described in Note 3 to the financial statements, the Company reported certain contingent consideration liabilities at the estimated fair value as of year-end. The Company used a discounted cash flow model, which is an income approach, in determining the fair value of the contingent consideration liabilities.

The principal considerations for our determination that performing procedures relating to evaluating the fair value of contingent consideration liabilities is a critical audit matter, are that there is significant judgment by management in the estimation of possible future payouts, the discount rate, and the likelihood of certain milestones being met. This in turn led to high degree of auditor judgment, subjectivity, and effort in performing audit procedures in evaluating audit evidence related to management’s estimates and assumptions used in the valuation models. Also, the evaluation of the audit evidence related to the determination of fair value of contingent consideration payable required significant auditor judgment as the nature of the evidence is often subjective, and the audit effort involved the use of professionals with specialized skills and knowledge to assist in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating evidence in connection with forming our overall audit opinion on the consolidated financial statements. These procedures included, among others, (i) evaluating management’s estimation of possible future payouts, which included evaluating forecasted revenues and the likelihood of certain milestones being met; (ii) evaluating management’s determination of the discount rate; and (iii) testing the mathematical accuracy of the model. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s measurement of the fair value of contingent consideration liabilities.

Intangible assets – Impairment assessment of certain indefinite-lived intangible assets

As described in Note 5 to the financial statements, the Company identified indicators of impairment for its in-process research and development indefinite-lived intangible assets and performed its evaluation for impairment. The Company used a multi-period excess earnings method, which is an income approach, to determine the fair value of the intangible assets.

The principal considerations for our determination that performing procedures relating to evaluating the impairment assessment is a critical audit matter, are that there is significant judgment by management in the estimation of forecasted cash flows, and assumptions such as the discount rate. This in turn led to high degree of auditor judgment, subjectivity, and effort in performing audit procedures in evaluating audit evidence related to management’s estimates and assumptions used in the forecasted cash flows and valuation models. Also, the evaluation of the audit evidence related to impairment assessment required significant auditor judgment as the nature of the evidence is often subjective, and the audit effort involved the use of professionals with specialized skills and knowledge to assist in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating evidence in connection with forming our overall audit opinion on the financial statements. These procedures included, among others, (i) evaluating management’s estimation of forecasted cash flows, including corroborating the inputs used in management’s model; (ii) evaluating management’s determination of the discount rate; and (iii) testing the mathematical accuracy of the model. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s impairment assessment.

/s/ Marcum LLP

Marcum LLP (PCAOB ID 688)

We have served as the Company’s auditor since 2023.

Costa Mesa, CA

April 15, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Oncocyte Corporation

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments related to the reverse stock split discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet of Oncocyte Corporation (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, before the effects of the retrospective adjustments related to the reverse stock split discussed in Note 2 to the consolidated financial statements, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the effects of the retrospective adjustments related to the reverse stock split discussed in Note 2 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Assessment of Held for Sale and Discontinued Operations Classification and Impairment Charge - Refer to Notes 2 and 13 to the consolidated financial statements

Description of the Matter

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

/s/ WithumSmith+Brown, PC

We served as the Company’s auditor from 2015 through September 2023.

East Brunswick, New Jersey

April 12, 2023

PCAOB ID Number 100

ONCOCYTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2023	2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,432	$19,993
Accounts receivable, net of allowance for credit losses of $5 and $154, respectively	484	2,012
Marketable equity securities	-	433
Prepaid expenses and other current assets	643	977
Assets held for sale	139	-
Current assets of discontinued operations (Note 13)	-	2,121
Total current assets	10,698	25,536

NONCURRENT ASSETS
Right-of-use and financing lease assets, net	1,637	2,179
Machinery and equipment, net, and construction in progress	3,799	8,672
Intangible assets, net	56,595	61,633
Restricted cash	1,700	1,700
Other noncurrent assets	463	371
TOTAL ASSETS	$74,892	$100,091

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$953	$1,253
Accrued compensation	1,649	1,771
Accrued royalties	1,116	2,022
Accrued expenses and other current liabilities	452	1,817
Accrued severance from acquisition	2,314	2,314
Accrued liabilities from acquisition	-	109
Right-of-use and financing lease liabilities, current	665	815
Current liabilities of discontinued operations (Note 13)	45	2,005
Total current liabilities	7,194	12,106

NONCURRENT LIABILITIES
Right-of-use and financing lease liabilities, noncurrent	2,204	2,729
Contingent consideration liabilities	39,900	45,662

TOTAL LIABILITIES	49,298	60,497

Commitments and contingencies

Series A Redeemable Convertible Preferred Stock, no par value; stated value $1,000 per share; 5 and 6 shares issued and outstanding at December 31, 2023 and 2022, respectively; aggregate liquidation preference of $5,296 and $6,091 as of December 31, 2023 and 2022, respectively	5,126	5,302

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 230,000 shares authorized; 8,261 and 5,932 shares issued and outstanding at December 31, 2023 and 2022, respectively	310,295	294,929
Accumulated other comprehensive income	49	39
Accumulated deficit	(289,876)	(260,676)
Total shareholders’ equity	20,468	34,292
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$74,892	$100,091

The accompanying notes are an integral part of these consolidated financial statements.

ONCOCYTE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended
	December 31,
	2023	2022

Net revenue	$1,503	$958

Cost of revenues	1,002	880
Cost of revenues – amortization of acquired intangibles	88	96
Gross profit (loss)	413	(18)

Operating expenses:
Research and development	9,294	7,301
Sales and marketing	2,795	1,132
General and administrative	11,182	21,881
Change in fair value of contingent consideration	(5,762)	(31,019)
Impairment losses	6,757	-
Goodwill impairment	-	18,684
Loss on disposal and held for sale assets	1,283	-
Total operating expenses	25,549	17,979

Loss from operations	(25,136)	(17,997)

Other (expenses) income:
Interest expense	(52)	(83)
Realized and unrealized loss on marketable equity securities, net	(61)	(471)
Other income (expenses), net	394	(61)
Total other income (expenses)	281	(615)

Loss from continuing operations	(24,855)	(18,612)

Loss from discontinued operations (Note 13)	(2,926)	(54,290)

Net loss	$(27,781)	$(72,902)

Less: dividends and accretion of Series A redeemable convertible preferred stock	(942)	(520)

Net loss attributable to common stockholders	$(28,723)	$(73,422)

Net loss from continuing operations per share: basic and diluted	$(3.37)	$(3.45)
Net loss from discontinued operations per share: basic and diluted	$(0.38)	$(9.80)
Net loss attributable to common stockholders per share: basic and diluted	$(3.75)	$(13.25)

Weighted average shares outstanding: basic and diluted	7,651	5,540

The accompanying notes are an integral part of these consolidated financial statements.

ONCOCYTE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended
	December 31,
	2023	2022

Net loss	$(27,781)	$(72,902)
Foreign currency translation adjustments	10	2
Comprehensive loss	$(27,771)	$(72,900)

The accompanying notes are an integral part of these consolidated financial statements.

ONCOCYTE CORPORATION

CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

(In thousands)

	Year Ended December 31, 2023
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance at December 31, 2022	6	$5,302	5,932	$294,929	$39	$(260,676)	$34,292
Cumulative change in accounting principle (Note 2)	-	-	-	-	-	(1,419)	(1,419)
Balance at January 1, 2023, as adjusted	6	5,302	5,932	294,929	39	(262,095)	32,873
Net Loss	-	-	-	-	-	(27,781)	(27,781)
Foreign currency translation adjustment	-	-	-	-	10	-	10
Stock-based compensation	-	-	-	2,760	-	-	2,760
Vesting of bonus awards	-	-	-	91	-	-	91
Sale of common shares, net of financing costs	-	-	2,275	13,421	-	-	13,421
Deemed dividend on Series A redeemable convertible preferred stock	-	118	-	(118)	-	-	(118)
Shares issued upon vesting of RSUs	-	-	45	-	-	-	-
Shares issued for consultant services	-	-	9	36	-	-	36
Redemption of Series A redeemable convertible preferred stock	(1)	(1,118)	-	-	-	-	-
Accretion of Series A convertible preferred stock to redemption value	-	824	-	(824)	-	-	(824)
Balance at December 31, 2023	5	$5,126	8,261	$310,295	$49	$(289,876)	$20,468

	Year Ended December 31, 2022
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance at December 31, 2021	-	$-	4,612	$252,954	$37	$(187,774)	$65,217
Net Loss	-	-	-	-	-	(72,902)	(72,902)
Foreign currency translation adjustment	-	-	-	-	2	-	2
Stock-based compensation	-	-	-	10,042	-	-	10,042
Shares issued upon vesting of RSUs, net of shares retired to pay employees’ taxes	-	-	6	-	-	-	-
Issuance of common shares, including at-the-market transactions, net of financing costs and underwriting discounts	-	-	1,314	32,453	-	-	32,453
Issuance of Series A redeemable convertible preferred stock, net of financing costs	6	4,782	-	-	-	-	-
Accretion of Series A convertible preferred stock to redemption value	-	520	-	(520)	-	-	(520)
Balance at December 31, 2022	6	$5,302	5,932	$294,929	$39	$(260,676)	$34,292

The accompanying notes are an integral part of these consolidated financial statements.

ONCOCYTE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,781)	$(72,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,592	1,528
Amortization of intangible assets	88	3,692
Stock-based compensation	2,760	10,042
Equity compensation for bonus awards and consulting services	127	-
Realized and unrealized loss on marketable equity securities, net	61	471
Amortization of debt issuance costs	-	12
Change in fair value of contingent consideration	(5,762)	(31,019)
Impairment losses	6,757	-
Goodwill impairment	-	18,684
Loss on disposal of discontinued operations	1,521	-
Loss on disposal and held for sale assets	1,283	-
Impairment loss from held for sale assets of discontinued operations (Note 13)	-	25,866

Changes in operating assets and liabilities:
Accounts receivable	109	(575)
Prepaid expenses and other assets	784	(231)
Accounts payable and accrued liabilities	(4,757)	297
Accrued severance and liabilities from Chronix Biomedical acquisition	-	(1,317)
Lease assets and liabilities	(107)	(116)
Net cash used in operating activities	(23,325)	(45,568)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable equity securities	367	-
Proceeds from sale of equipment	354	-
Construction in progress and purchases of furniture and equipment	(281)	(4,340)
Cash sold in discontinued operations (Note 13)	(1,372)	-
Net cash used in investing activities	(932)	(4,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	13,848	32,812
Financing costs to issue common shares	(427)	(389)
Proceeds from sale of redeemable convertible Series A preferred shares	-	4,875
Redemption of redeemable convertible Series A preferred shares	(1,118)	-
Financing costs to issue redeemable convertible Series A preferred shares	-	(93)
Proceeds from sale of common shares under at-the-market transactions	-	31
Financing costs for at-the-market sales	-	(1)
Repayment of bank loan	-	(1,325)
Repayment of financing lease obligations	(117)	(104)
Net cash provided by financing activities	12,186	35,806

NET CHANGE IN CASH, CASH EQUIVALENTS (INCLUDES DISCONTINUED OPERATIONS) AND RESTRICTED CASH	(12,071)	(14,102)

CASH, CASH EQUIVALENTS (INCLUDES DISCONTINUED OPERATIONS) AND RESTRICTED CASH, BEGINNING	23,203	37,305
CASH, CASH EQUIVALENTS (INCLUDES DISCONTINUED OPERATIONS) AND RESTRICTED CASH, ENDING	$11,132	$23,203

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$24
Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Construction in progress, machinery and equipment purchases included in accounts payable and accrued liabilities	$-	$323

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

Razor Transactions

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

On December 15, 2022, the Company, entered into a Stock Purchase Agreement (the “Razor Stock Purchase Agreement”) with Dragon Scientific, LLC, a Delaware limited liability company (“Dragon”) and Razor. Pursuant to the Razor Stock Purchase Agreement, Oncocyte agreed to sell to Dragon, 3,188,181 shares of common stock of Razor, which constituted approximately 70% of the issued and outstanding equity interests of Razor on a fully-diluted basis, and transfer to Razor all of the assets and liabilities related to DetermaRx (the “Razor Sale Transaction”).

As a result of the divestiture of Razor, the Company has retrospectively revised the consolidated statement of operations and balance sheet for the year ended December 31, 2022, to reflect the operations of Razor as discontinued operations and the related assets and liabilities disposed. See Note 13, “Discontinued Operations of Razor” for additional information.

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

Going Concern

Oncocyte has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $289.9 million as of December 31, 2023. Oncocyte expects to continue to incur operating losses and negative cash flows for the foreseeable future. Since its formation, Oncocyte has financed its operations primarily through the sale of shares of its common stock, convertible preferred stock and warrants to acquire common stock. At December 31, 2023, Oncocyte had $9.4 million of cash and cash equivalents.

As of December 31, 2023, Oncocyte is completing clinical development and planning commercialization of DetermaIO, although DetermaIO is currently available for biopharma diagnostic development and research use only as a companion test in immunotherapy drug development to select patients for clinical trials. Oncocyte received a positive coverage decision from MolDx for VitaGraft Kidney in August of 2023, and it became commercially available for ordering in January 2024 through Oncocyte’s CLIA Laboratory in Nashville, Tennessee. VitaGraft Kidney is now broadly available to transplant professionals upon request. While Oncocyte plans to primarily market its laboratory tests in the United States through its own sales force, it is also beginning to make marketing arrangements with distributors in other countries. In order to reduce capital needs and to expedite the commercialization of any new laboratory tests that may become available for clinical use, Oncocyte may also pursue marketing arrangements with other diagnostic companies through which Oncocyte might receive licensing fees and royalty on sales, or through which it might form a joint venture to market its tests and share in net revenues, in the United States or abroad.

On April 5, 2024, the Company entered into an agreement to collaborate in the development and the commercialization of research use only and in vitro diagnostics kitted transplant products. See Note 14, “Subsequent Events” for additional information.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 11, 2024, the Company entered into a private placement securities purchase agreement with certain accredited investors. The gross proceeds to the Company from the private placement are expected to be approximately $15.8 million. See Note 14, “Subsequent Events” for additional information.

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

The unavailability or inadequacy of financing or revenues to meet future capital needs could force Oncocyte to modify, curtail, delay, or suspend some or all aspects of planned operations. Sales of additional equity securities could result in the dilution of the interests of its shareholders. Oncocyte cannot assure that adequate long-term financing will be available on favorable terms, if at all.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation and Basis of Presentation

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

We have reflected the operations of Razor as discontinued operations for the periods presented. See Note 13 for further information. Amounts and disclosures throughout these notes to consolidated financial statements relate solely to continuing operations and exclude all discontinued operations, unless otherwise noted. Discontinued operations comprise activities that were disposed of or discontinued at the end of the period, represent a separate major line of business that can be clearly distinguished for operational and financial reporting purposes and represent a strategic business shift having a major effect on the Company’s operations and financial results according to ASC Topic 205, Presentation of Financial Statements.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates estimates which are subject to significant judgment, including, but not limited to, valuation methods used, assumptions requiring the use of judgment to prepare financial projections and forecasted financial information, timing of potential commercialization of acquired in-process intangible assets, applicable discount rates, probabilities of the likelihood of multiple outcomes of certain events related to contingent consideration, comparable companies or transactions, determination of fair value of the assets acquired and liabilities assumed (including those relating to contingent consideration), the carrying value of goodwill and other intangibles, impairments, assumptions related to going concern assessments, revenue recognition, allocation of direct and indirect expenses, useful lives associated with long-lived intangible and other assets, key assumptions in operating and financing leases including incremental borrowing rates, loss contingencies, valuation allowances related to deferred income taxes, allowances for credit losses, and assumptions used to value debt, stock-based awards and other equity instruments. These assessments are made in the context of information reasonably available to Oncocyte. Actual results may differ materially from those estimates.

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

When a part of the purchase consideration consists of shares of Oncocyte common stock, Oncocyte calculates the purchase price attributable to those shares, a Level 1 security, by determining the fair value of those shares as of the acquisition date based on prices quoted on the principal national securities exchange on which the shares traded. Oncocyte recognizes estimated fair values of the tangible assets and identifiable intangible assets acquired, including in-process research and development (“IPR&D”), and liabilities assumed, including any contingent consideration, as of the acquisition date. Goodwill is recognized as any amount of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in excess of the consideration transferred. ASC 805 precludes the recognition of an assembled workforce as an asset, effectively subsuming any assembled workforce value into goodwill.

In determining fair value, Oncocyte utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. For the periods presented, Oncocyte has no financial assets recorded at fair value on a recurring basis, except for money market funds and marketable equity securities. These assets are measured at fair value using the period-end quoted market prices as a Level 1 input.

Certain of Oncocyte’s asset and business acquisitions involve the potential for future payment of consideration to third-parties and former selling shareholders in amounts determined as a percentage of future net revenues generated, or upon attainment of revenue milestones, from Pharma Services or laboratory tests, as applicable, or annual minimum royalties to certain licensors, as provided in the applicable agreements. The fair value of such liabilities is determined using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows and the risk-adjusted discount rate used to present value the cash flows. These obligations are referred to as contingent consideration, which are carried at fair value based on Level 3 inputs on a recurring basis.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy:

	December 31, 2023
	Fair value	Level 1	Level 2	Level 3
	(In thousands)
Liabilities:
Contingent consideration liabilities (Note 3)	$39,900	$-	$-	$39,900
Total	$39,900	$-	$-	$39,900

	December 31, 2022
	Fair value	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Marketable equity securities	$433	$433	$-	$-
Total	$433	$433	$-	$-

Liabilities:
Contingent consideration liabilities (Note 3)	$45,662	$-	$-	$45,662
Total	$45,662	$-	$-	$45,662

The carrying amounts of cash and cash equivalents, restricted cash, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.

In accordance with GAAP, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. The Company reviews the carrying value of intangibles, including IPR&D (see Note 5), and other long-lived assets for indications of impairment at least annually. Refer to related discussions of impairments below.

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

Marketable Equity Securities

Oncocyte accounted for the shares of Lineage Cell Therapeutics, Inc. (“Lineage”) and AgeX Therapeutics, Inc. (“AgeX”) common stock it held as marketable equity securities in accordance with ASC 321-10, Investments – Equity Securities, as the shares have a readily determinable fair value quoted on the NYSE American and are held principally to meet future working capital purposes, as necessary. The securities were measured at fair value, with related gains and losses in the value of such securities recorded in the consolidated statements of operations in other income/expense, and were reported as current assets on the consolidated balance sheets based on the closing trading price of the security as of the date being presented.

As of December 31, 2022, Oncocyte held 353,264 and 35,326 shares of common stock of Lineage and AgeX, respectively, as marketable equity securities, which had a combined fair market value of $433,000. During the fourth quarter of 2023, Oncocyte sold all of its shares in Lineage and AgeX for an aggregate realized loss of approximately $1.4 million.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments in Privately Held Companies

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

Since February 16, 2023, Oncocyte continues to own an equity interest Razor, however, based on the Razor transactions as discussed in Note 1, the remaining common stock held is accounted for at historical cost less impairment, which is zero.

Assets Held for Sale and Discontinued Operations

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

During the year ended December 31, 2023, the Company entered into various agreements to sell laboratory equipment. As a result, the Company classified the equipment as held for sale as current assets, in the consolidated balance sheet, as all the criteria of ASC subtopic 360-10, Property, Plant, and Equipment have been met and the transactions were qualified as assets held for sale. The equipment was written down to its fair value, less cost to sell, the remainder of which was $139,000 as of December 31, 2023. As a result of these transactions, the Company recorded a disposal and impairment loss of $1.3 million on held for sale assets, in the consolidated statement of operations.

Discontinued operations comprise activities that were disposed of, discontinued or held for sale at the end of the period, represent a separate major line of business that can be clearly distinguished for operational and financial reporting purposes and represent a strategic business shift having a major effect on the Company’s operations and financial results according to ASC Topic 205, Presentation of Financial Statements. As of December 31, 2022, Razor met the held for sale criteria and was reflected as a discontinued operation in the consolidated financial statements for all periods presented. See Note 13, “Discontinued Operations of Razor” for additional information.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Intangible Assets and Goodwill

In accordance with ASC 350, Intangibles – Goodwill and Other, IPR&D projects acquired in a business combination that are not complete as of the acquisition date are capitalized and accounted for as indefinite-lived intangible assets until completion or abandonment of the related research and development efforts. Upon successful completion of the project, the capitalized amount is amortized over its estimated useful life. If a project is abandoned, all remaining capitalized amounts are written off immediately. Oncocyte considers various factors and risks for potential impairment of IPR&D assets, including the current legal and regulatory environment and the competitive landscape. Adverse clinical trial results, significant delays or inability to obtain LCD from the Centers for Medicare and Medicaid Services (“CMS”) for Medicare reimbursement for a diagnostic test, the inability to bring a diagnostic test to market and the introduction or advancement of competitors’ diagnostic tests could result in partial or full impairment of the related intangible assets. Consequently, the eventual realized value of the IPR&D project may vary from its fair value at the date of acquisition, and IPR&D impairment charges may occur in future periods. During the period between completion or abandonment, the IPR&D assets will not be amortized but will be tested for impairment on an annual basis and between annual tests if Oncocyte becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts.

Oncocyte does not have intangible assets with indefinite useful lives other than the acquired IPR&D discussed in Note 5, which as of December 31, 2023, has been partially impaired.

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill, similar to IPR&D, is not amortized but is tested for impairment at least annually, or if circumstances indicate that it is more-likely-than-not that the carrying value of the associated reporting unit exceeds its fair value. Qualitative factors considered in this assessment include industry and market conditions, overall financial performance, and other relevant events and factors affecting Oncocyte’s business. Based on the qualitative assessment, if it is determined that the fair value of goodwill is more-likely-than-not to be less than its carrying amount, the fair value of a reporting unit will be calculated and compared with its carrying amount and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value. Oncocyte continues to operate in one segment and considered to be the sole reporting unit and, therefore, goodwill is tested for impairment at the enterprise level.

In accordance with ASC 350, we review and evaluate our long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that we may not recover their net book value. We test goodwill for impairment on an annual basis in the fourth quarter of each year, and between annual tests, if indicators of potential impairment exist, using a fair-value approach. We typically use an income method to estimate the fair value of these assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates). Estimates utilized in the projected cash flows include consideration of macroeconomic conditions, overall category growth rates, competitive activities, cost containment and margin expansion, Company business plans, the underlying product or technology life cycles, economic barriers to entry, and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

During the fourth quarter of 2022, and upon the eminent sale of Razor, the Company assessed its current environment and concluded that it was more-likely-than-not that the fair value of the goodwill was less than the carrying value. As such, the Company performed a quantitative test to estimate the fair value of the enterprise. Using the discounted cash flow method and taking into consideration the loss of Razor’s future cash flows, the calculated enterprise fair value was lower than carrying value. At that time, the carrying value of goodwill was comprised of, $9.2 million and $9.5 million from the Insight and Chronix acquisitions, respectively (see Note 3). As a result, the Company recorded a full goodwill impairment of $18.7 million, as included in the accompanying consolidated statement of operations for the year ended December 31, 2022.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Intangible Assets

Long-lived intangible assets subject to amortization are stated at acquired cost, less accumulated amortization. We amortize intangible assets not considered to have an indefinite useful life using the straight-line method over their estimated period of benefit, which generally ranges from 1 to 9 years. Each reporting period, we evaluate the estimated remaining useful life of intangible assets and assess whether events or changes in circumstances warrant a revision to the remaining period of amortization or indicate that impairment exists. Long-lived intangible assets currently consist of acquired customer relationships with an estimated useful life of 5 years (see Note 5).

Impairment of Long-Lived Assets

Oncocyte assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Oncocyte’s long-lived assets consist primarily of intangible assets, right-of-use assets for operating leases, customer relationships, and machinery and equipment. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying value of the asset over its fair value, is recorded. See Note 4 for additional information with respect to the impairment of leasehold improvements during 2023.

Leases

Oncocyte accounts for leases in accordance with ASC 842, Leases. Oncocyte determines if an arrangement is a lease at inception. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. Under the available practical expedients for the adoption of ASC 842, Oncocyte accounts for the lease and non-lease components as a single lease component. Oncocyte recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months in the consolidated balance sheet. ROU assets represent the right to use an underlying asset during the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most leases do not provide an implicit rate, Oncocyte uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Oncocyte uses the implicit rate when it is readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that Oncocyte will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating leases include office leases and related ROU lease liabilities, current and long-term, in the consolidated balance sheets. Financing leases include machinery and equipment and related financing lease liabilities, current and long-term, in the consolidated balance sheets. Oncocyte discloses the amortization of our operating lease ROU assets and payments as a net amount in the consolidated statements of cash flows. Based on the available practical expedients under the standard, Oncocyte elected not to capitalize leases that have terms of twelve months or less. Oncocyte has entered into various operating leases and an embedded operating lease in accordance with ASC 842 as further discussed in Note 7.

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

The following table presents consolidated revenues by service:

	Years Ended
	December 31,
	2023	2022
	(In thousands)
Pharma Services	$1,467	$958
Laboratory developed test services	36	-
Total	$1,503	$958

Pharma Services Revenue

Revenues recognized include Pharma Services performed by Oncocyte’s Insight and Chronix subsidiaries for its pharmaceutical customers, including testing for biomarker discovery, assay design and development, clinical trial support, and a broad spectrum of biomarker tests. These Pharma Services are generally performed under individual scope of work (“SOW”) arrangements or license agreements (together with SOW the “Pharma Services Agreements”) with specific deliverables defined by the customer. Pharma Services are performed on a (i) time and materials basis or (ii) per test completed basis. Upon completion of the service to the customer in accordance with a Pharma Services Agreement, Oncocyte has the right to bill the customer for the agreed upon price (either on a per test or per deliverable basis) and recognizes Pharma Service revenue at that time. Insight identifies each service of its Pharma Service offering as a single performance obligation. Offerings include services such as recurring fees for project management, fees for storage and handling, pass through expenses for shipping or calibration, training, proficiency, reproducibility tests, etc. Chronix identifies the processing of test samples as a separate performance obligation (considered a series) within license agreements with customers.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Completion of the service and satisfaction of the performance obligation is typically evidenced by acknowledgment of completed services, and access to the report or test made available to the customer or any other form or applicable manner of delivery defined in the Pharma Services Agreements. However, for certain SOWs under which work is performed pursuant to the customer’s highly customized specifications, Oncocyte has the enforceable right to bill the customer for work completed, rather than upon completion of the SOW. For those SOWs, Oncocyte recognizes revenue over a period during which the work is performed using a formula that accounts for expended efforts, generally measured in labor hours, as a percentage of total estimated efforts for the completion of the SOW. As performance obligations are satisfied under the Pharma Services Agreements, any amounts earned as revenue and billed to the customer are included in accounts receivable. Any revenues earned but not yet billed to the customer as of the date of Oncocyte’s consolidated financial statements are recorded as contract assets and are included in prepaids and other current assets as of the financial statement date. Amounts recorded in contract assets are reclassified to accounts receivable in Oncocyte’s consolidated balance sheets when the customer is invoiced according to the billing schedule in the contract.

As of December 31, 2023 and 2022, Oncocyte had accounts receivable from Pharma Services customers of $488,000 and $257,000, respectively.

Allowance for Credit Losses

Oncocyte establishes an allowance for credit losses based on the evaluation of the collectability of its Pharma Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, reasonable and supportable forecast that affect the collectability of the reported amount, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. Oncocyte continuously monitors collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the credit loss reserve accounts. As of December 31, 2023 and 2022, we had an allowance for credit losses of $5,000 and zero, respectively, related to Pharma Services.

Laboratory Developed Test Services

Prior to the Razor Sale Transaction, Oncocyte generated revenue from performing DetermaRx tests on clinical samples through orders received from physicians, hospitals, and other healthcare providers. In determining whether all the revenue recognition criteria (i) through (v) above are met with respect to DetermaRx tests, each test result is considered a single performance obligation and is generally considered complete when the test result is delivered or made available to the prescribing physician electronically, and, as such, there are no shipping or handling fees incurred by Oncocyte or billed to customers. Although Oncocyte has billed a list price for all tests ordered and completed for all payer types, Oncocyte considers constraints on the variable consideration when recognizing revenue for DetermaRx. Because DetermaRx is a novel test and there are no current reimbursement arrangements with third-party payers other than Medicare, the transaction price represents variable consideration. Application of the constraint for variable consideration is an area that requires significant judgment. For all payers other than Medicare, Oncocyte must consider the novelty of the test, the uncertainty of receiving payment, or being subject to claims for a refund, from payers with whom it does not have a sufficient payment collection history or contractual reimbursement agreements. Accordingly, for those payers, Oncocyte has recognized revenue upon payment because it has had insufficient history to reliably estimate payment patterns.

As of December 31, 2023 and 2022, Oncocyte had accounts receivable of zero and $1.9 million, respectively, from Medicare and Medicare Advantage covered DetermaRx tests.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Credit Losses

We maintain an allowance for credit losses related to Laboratory Developed Test Services at an amount we estimate to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. We base this allowance, in the aggregate, on historical collection experience, age of receivables and general economic conditions, as well as specific identification of uncollectible accounts. We initially established an allowance in 2022 in connection with remaining Medicare and Medicare Advantage account balances and have continued to add to the allowance as appropriate. In the first quarter of 2023, in connection with the adoption of the new current expected credit loss model (see “Recent Accounting Pronouncements – Recently Adopted” below for additional information), the Company determined that the Medicare and Medicare Advantage accounts receivable net balance of approximately $1.4 million was uncollectible and should therefore be written-off as of the adoption date, January 1, 2023. As of December 31, 2023 and 2022, we had an allowance for credit losses of zero and $154,000, respectively, related to Laboratory Developed Test Services. The 2023 allowance for credit losses activity included a beginning balance of $154,000, no credit loss provisions, and the full write-off to an ending balance of zero as of December 31, 2023.

Licensing Revenue

Revenues that may be recognized include licensing revenue derived from agreements with customers for exclusive rights to market Oncocyte’s proprietary testing technology. Under the agreements, Oncocyte grants exclusive rights to certain trademarks and technology of Oncocyte for the purpose of marketing Oncocyte’s tests within a defined geographic territory. A license agreement may specify milestone deliverables or performance obligations, for which Oncocyte recognizes revenue when its licensee confirms the completion of Oncocyte’s performance obligation. A licensing agreement may also include ongoing sales support from Oncocyte and typically includes non-refundable licensing fees and per-test Pharma Services revenues discussed above, for which Oncocyte treats the licensing of the technology, trademarks, and ongoing support as a single performance obligation satisfied by the passage of time over the term of the agreement.

Disaggregation of Revenues and Concentrations of Credit Risk

The following table presents the percentage of consolidated revenues by service:

	Years Ended
	December 31,
	2023	2022
Pharma Services	98%	100%
Laboratory developed test services	2%	0%
Total	100%	100%

The following table presents the percentage of consolidated revenues generated by unaffiliated customers, based on the respective periods presented, that individually represented greater than ten percent of consolidated revenues:

	Years Ended
	December 31,
	2023	2022
Pharma services - Company A	47%	43%
Pharma services - Company B	27%	14%
Pharma services - Company C	11%	11%

The following table presents the percentage of consolidated revenues attributable to geographical locations, based on country of domicile:

	Years Ended
	December 31,
	2023	2022
United States – Pharma Services	59%	77%
Outside of the United States – Pharma Services	39%	23%
United States – Laboratory developed test services	2%	0%
Total	100%	100%

The Company holds an insignificant amount of long-lived tangible assets in Germany.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Two Pharma Services customers individually represented approximately 79% and 13% of accounts receivable as of December 31, 2023. Two Pharma Services customers individually represented approximately 59% and 30% of accounts receivable as of December 31, 2022.

Cost of Revenues

Cost of revenues generally consists of cost of materials, direct labor including benefits, bonus and stock-based compensation, equipment and infrastructure expenses, clinical sample related costs associated with performing Pharma Services and Laboratory Developed Test Services, providing deliverables according to our licensing agreements, license fees due to third parties, and amortization of acquired intangible assets such as the customer relationship intangible assets (see Note 5). Infrastructure expenses include depreciation of laboratory equipment, allocated rent costs, leasehold improvements, and allocated information technology costs for operations at Oncocyte’s CLIA laboratory in Tennessee. Costs associated with generating the revenues are recorded as the tests or services are performed regardless of whether revenue was recognized. Royalties or revenue share payments for licensed technology calculated as a percentage of revenues generated using the associated technology are recorded as expenses at the time the related revenues are recognized.

Research and Development Expenses

Research and development expenses are comprised of costs incurred to develop technology, which include salaries and benefits (including stock-based compensation), laboratory expenses (including reagents and supplies used in research and development laboratory work), infrastructure expenses (including allocated facility occupancy costs), and contract services and other outside costs. Indirect research and development expenses are allocated primarily based on headcount, as applicable, and include rent and utilities, common area maintenance, telecommunications, property taxes and insurance. Research and development costs are expensed as incurred.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs and related benefits, including stock-based compensation, trade show expenses, branding and positioning expenses, and consulting fees. Sales and marketing expenses also include indirect expenses for applicable overhead allocated based on headcount, and include allocated costs for rent and utilities, common area maintenance, telecommunications, property taxes and insurance.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and related benefits (including stock-based compensation) for executive and corporate personnel, professional and consulting fees, rent and utilities, common area maintenance, telecommunications, property taxes and insurance.

Stock-Based Compensation

Oncocyte recognizes compensation expense related to employee, Board of Director and other non-employee option grants and restricted stock grants in accordance with the Financial Accounting Standards Board (“FASB”) ASC 718, Compensation – Stock Compensation.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Oncocyte estimates the fair value of stock-based payment awards on the grant date and recognizes the resulting fair value over the requisite service period, which is generally a four-year vesting period. For stock-based awards that vest only upon the attainment of one or more performance goals set by Oncocyte at the time of the grant (sometimes referred to as milestone vesting), compensation cost is recognized if and when Oncocyte determines that it is probable that the performance condition or conditions will be, or have been, achieved. Oncocyte uses the Black-Scholes option pricing model for estimating the fair value of time-based options granted under Oncocyte’s equity plans. The fair value of each restricted stock unit (“RSU”) or award is determined by the product of the number of units or shares granted and the grant date market price of the underlying common stock. Oncocyte has elected to treat stock-based payment awards with graded vesting schedules and time-based service conditions as a single award and recognizes stock-based compensation ratably on a straight-line basis over the requisite service period. Options have a maximum contractual term of ten years. Forfeitures are accounted for as they occur. Refer to Note 9 for additional information.

The Black-Scholes option pricing model requires Oncocyte to make certain assumptions including the expected option term, the expected volatility, the risk-free interest rate and the dividend yield. The expected term of employee stock options represents the weighted average period that the stock options are expected to remain outstanding. Oncocyte estimates the expected term of options granted based on its own experience. Oncocyte estimates the expected volatility using its own stock price volatility to the extent applicable or a combination of its stock price volatility and the stock price volatility of peer companies, for a period equal to the expected term of the options. The risk-free interest rate assumption is based upon observed interest rates on the United States government securities appropriate for the expected term of Oncocyte’s stock options. The dividend yield assumption is based on Oncocyte’s history and expectation of dividend payouts. Oncocyte has never declared or paid any cash dividends on its common stock, and Oncocyte does not anticipate paying any cash dividends in the foreseeable future.

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

Retirement Plan

Oncocyte has an employee savings and retirement plan under Section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan in which eligible employees may elect to have a percentage of their compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. During the years ended December 31, 2023 and 2022, Oncocyte’s total contributions to the plan were $310,000 and $689,000.

Income Taxes

Oncocyte and its subsidiaries will file a consolidated U.S. federal income tax return and combined California state return for the year ended December 31, 2023. Oncocyte accounts for income taxes in accordance with ASC 740, Income Taxes, which prescribes the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. Oncocyte’s judgments regarding future taxable income may change over time due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If Oncocyte’s assumptions and consequently its estimates change in the future, the valuation allowance may be increased or decreased, which may have a material impact on Oncocyte’s statements of operations.

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Oncocyte will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2023 and 2022. Oncocyte is not aware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation for the years ended December 31, 2023 and 2022. Oncocyte is currently unaware of any tax issues under review. See Note 10 for additional information.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the 2017 Tax Act, research and experimental (“R&E”) expenses under Internal Revenue Code Section 174 were required to be capitalized beginning in 2022. R&E expenses are required to be amortized over a period of 5 years for domestic expenses and 15 years for foreign expenses.

The Inflation Reduction Act of 2022 specifically introduces the topic of corporate alternative minimum tax (“CAMT”) on adjusted financial statement income on applicable corporations for taxable years beginning after December 31, 2022. There is no impact to our current tax provision.

On January 19, 2024, the House Ways and Means Committee approved the Tax Relief for American Families and Workers Act of 2024. The legislation includes, but is not limited to, retroactive delay of the Section 174 R&D domestic capitalization requirements, extension of 100-percent bonus depreciation through 2025, and updates to the interest expense limitation. As the legislation was not enacted as of December 31, 2023, these provisions do not impact the 2023 income tax provision. The Company will continue to monitor the legislative activity.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All common stock equivalents are antidilutive because Oncocyte reported a net loss for all periods presented. The following table presents the calculation of basic and diluted loss per share of common stock:

	Years Ended
	December 31,
	2023	2022
	(In thousands, except per share data)
Numerators:
Loss from continuing operations	$(24,855)	$(18,612)
Accretion of Series A redeemable convertible preferred stock	(824)	(520)
Deemed dividend on Series A redeemable convertible preferred stock	(118)	-
Net loss from continuing operations - basic and diluted	$(25,797)	$(19,132)

Net loss	$(27,781)	$(72,902)
Accretion of Series A redeemable convertible preferred stock	(824)	(520)
Deemed dividend on Series A redeemable convertible preferred stock	(118)	-
Net loss attributable to common stockholders - basic and diluted	$(28,723)	$(73,422)

Denominator:
Weighted average shares outstanding - basic and diluted	7,651	5,540

Net loss from continuing operations per share - basic and diluted	$(3.37)	$(3.45)
Net loss attributable to common stockholders per share - basic and diluted	$(3.75)	$(13.25)

Anti-dilutive potential common shares excluded from the computation of diluted net loss per common share:
Stock options	532	458
RSUs	5	22
Warrants	820	820
Series A redeemable convertible preferred stock	5	4
Total	1,362	1,304

Recent Accounting Pronouncements

Recently Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets upon the initial recognition of such assets, which will be based on, among other things, historical information, current conditions, and reasonable supportable forecasts. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Previously, GAAP required entities to write down credit losses only when losses are probable and loss reversals are not permitted. The Company adopted this ASU in the first quarter of 2023 using a modified retrospective transition approach. The Company determined that the Medicare and Medicare Advantage accounts receivable net balance at December 31, 2022 of approximately $1.4 million was uncollectible and should therefore be written-off, based on the new guidance. Accordingly, the Company has recorded a cumulative-effect adjustment of such amount to the opening accumulated deficit balance as of January 1, 2023. The impact of recording such adjustment on our consolidated balance sheet as of January 1, 2023, was to reduce our net accounts receivable and increase our accumulated deficit balances by $1.4 million.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this Update: (i) require enhanced disclosures about significant segment expenses, (ii) clarify that if the chief operating decision maker (“CODM”) uses more than one measure of a segment’s profit or loss, a public entity may report one or more of those additional measures of segment profit, (iii) require disclose of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (iv) require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this Update and all existing segment disclosures in Topic 280. The amendments in this Update should be applied retrospectively and are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Management is currently evaluating the impact that the amendments in this Update will have on the Company’s financial statement disclosures. The adoption of this new standard will not have an impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to address investor requests for more transparency about income tax information by requiring improvements to income tax disclosures, including, (i) consistent categories and greater disaggregation of information in the rate reconciliation, and (ii) income taxes paid disaggregated by jurisdiction. Additional amendments in this Update improve the effectiveness and comparability of disclosures by, (i) adding disclosures of pretax income (or loss) and income tax expense (or benefit), and (ii) removing disclosures that no longer are considered cost beneficial or relevant. The amendments in this Update should be applied prospectively (retrospective application is permitted) and are effective for annual periods beginning after December 15, 2024, with early adoption permitted. Management is currently evaluating the impact that the amendments in this Update will have on the Company’s financial statement disclosures. The adoption of this new standard will not have an impact on the Company’s consolidated financial statements.

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

There are three milestones comprising the Milestone Contingent Consideration, collectively referred to as the Milestones, in connection with the Insight Merger which Oncocyte valued and recorded as part of Contingent Consideration as of the Insight Merger Date (see table below), which consist of (i) a payment for clinical trial completion and related data publication (“Milestone 1”), (ii) a payment for an affirmative final LCD from CMS for a specified lung cancer test (“Milestone 2”), and (iii) a payment for achieving specified CMS reimbursement milestones (“Milestone 3”). If achieved, any respective Milestone will be paid at the contractual value shown below, with the payment made either in cash or in shares of Oncocyte common stock as determined by Oncocyte. There can be no assurance that any of the Milestones will be achieved.

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

The fair value of the Contingent Consideration after the Insight Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s consolidated statements of operations. As of December 31, 2023, Milestone 1 is not expected to be paid and is excluded from the current fair value. Durning 2023, based on Oncocyte’s reassessment of significant assumptions, there was a decrease of approximately $3.3 million to the fair value of the Contingent Consideration primarily attributable to revised estimates of the possible future payouts and, accordingly, this decrease was recorded as change in fair value of contingent consideration in the consolidated statement of operations for the year ended December 31, 2023.

Oncocyte uses a discounted cash flow valuation technique to determine the fair value of its Level 3 contingent consideration liabilities. The significant unobservable inputs used in Insight’s contingent consideration valuation on December 31, 2023, included: (i) a discount period, based on the expected milestone payment dates, ranging from 1.3 years to 1.5 years, (ii) a discount rate of 13.9%, and (iii) a management probability estimate of 25% to 50%. The significant unobservable inputs used on December 31, 2022, included: (i) a discount period, based on the expected milestone payment dates, ranging from .75 years to 1.0 years, (ii) a discount rate of 15.8%, and (iii) a management probability estimate of 15% to 75%.

The following tables reflect the activity for the Insight Contingent Consideration measured at fair value using Level 3 inputs:

Fair Value
(In thousands)
Balance at December 31, 2021	$7,060
Change in estimated fair value	(1,690)
Balance at December 31, 2022	$5,370

Balance at December 31, 2022	$5,370
Change in estimated fair value	(3,330)
Balance at December 31, 2023	$2,040

Contingent consideration is not deductible for tax purposes, even if paid; therefore, no deferred tax assets related to the Contingent Consideration were recorded.

Acquisition of Chronix Biomedical, Inc.

On April 15, 2021 (the “Chronix Merger Date”), Oncocyte completed its acquisition of Chronix pursuant the Chronix Merger Agreement.

As additional consideration for holders of certain classes and series of Chronix capital stock, the Chronix Merger Agreement originally required Oncocyte to pay “Chronix Contingent Consideration” consisting of (i) “Chronix Milestone Payments” of up to $14.0 million in any combination of cash or Oncocyte common stock if certain milestones specified in the Chronix Merger Agreement are achieved, (ii) “Royalty Payments” of up to 15% of net collections for sales of specified tests and products during the five-to-ten year earnout periods, and (iii) “Transplant Sale Payments” of up to 75% of net collections from the sale or license to a third party of Chronix’s patents for use in transplantation medicine during a seven-year earnout period.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the Chronix Contingent Consideration after the Chronix Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s consolidated statements of operations. During 2023, based on Oncocyte’s reassessment of significant assumptions, there was a decrease of approximately $2.4 million to the fair value of the Contingent Consideration primarily attributable to revised estimates of the possible future payouts and, accordingly, this decrease was recorded as a change in fair value of contingent consideration in the consolidated statement of operations for the year ended December 31, 2023.

Oncocyte uses a discounted cash flow valuation technique to determine the fair value of its Level 3 contingent consideration liabilities. The significant unobservable inputs used in Chronix’s contingent consideration valuation on December 31, 2023, included: (i) a discount period, based on the related patent expiration dates, ranging from 9.9 years to 11.7 years, (ii) a discount rate of 14.7% to 15.8%, and (iii) a payout percentage of 10% based on the earnout provision. The significant unobservable inputs used on December 31, 2022, included: (i) a discount period, based on the related patent expiration dates, ranging from 5.5 years to 16.2 years, (ii) a discount rate of 17.8% to 18.6%, and (iii) a payout percentage of 5% to 75% based on the earnout provision.

The following tables reflect the activity for the Chronix Contingent Consideration measured at fair value using Level 3 inputs:

Fair Value
(In thousands)
Balance at December 31, 2021	$69,621
Change in estimated fair value	(29,329)
Balance at December 31, 2022	$40,292

Balance at December 31, 2022	$40,292
Change in estimated fair value	(2,432)
Balance at December 31, 2023	$37,860

Oncocyte recognized approximately $9.5 million of goodwill related to the Chronix acquisition, which included $2.2 million of net deferred tax liabilities principally related to VitaGraft. None of the goodwill recognized was expected to be deductible for income tax purposes. As further discussed in Note 2, management concluded that goodwill was fully impaired as of December 31, 2022.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Right-Of-Use and Financing Lease Assets, Net, Machinery and Equipment, Net, and Construction in Progress

Right-of-use and financing lease assets, net, machinery and equipment, net, and construction in progress were as follows:

	December 31,
	2023	2022
	(In thousands)
Right-of-use and financing lease assets	$4,036	$3,499
Machinery, equipment and leasehold improvements	6,909	9,408
Accumulated depreciation and amortization	(6,235)	(4,196)
Right-of-use and financing lease assets and machinery and equipment, net	4,710	8,711
Construction in progress	726	2,140
Total	$5,436	$10,851

Fixed asset depreciation and amortization expense amounted to $1.6 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively.

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

The Company used a discounted cash flow valuation method to determine the Level 3 fair value of the leasehold improvements asset group discussed above. The significant unobservable inputs used, effective as of September 30, 2023, included: (i) a discount period of 50 months based on the required sublease payments, and (ii) a discount rate of 7.25%. This valuation approach yielded a fair value of $1.2 million as of September 30, 2023.

5. Intangible Assets, Net

As part of the Insight and Chronix acquisitions completed on January 31, 2020, and April 15, 2021, respectively, the Company has acquired IPR&D and customer relationships (see Note 3).

During the first quarter of 2023, due to changes in management and the economic condition of the Company, management shifted the Company’s business strategy to direct efforts on fewer studies and to transition from tests that are laboratory developed tests to research use only sales. Due to the change in strategy, the Company’s long range plan forecasts were updated and anticipated future benefits derived from the Company’s assets. The change in strategy represent a significant indicator for change in value of the Company’s long-lived assets. The original IPR&D balances were reassessed based on the updated long range plan, using the multi-period excess earnings method (“MPEEM”) approach, the results of the valuation noted that the carrying value of the DetermaIO related IPR&D intangible assets was greater than the fair market value, whereas the CNI and VitaGraft related IPR&D intangible assets carrying value was lower than the fair market value. Accordingly, the Company recorded an impairment of approximately $5.0 million related to DetermaIO as of March 31, 2023. During the fourth quarter of 2023, the IPR&D balances were reassessed using the MPEEM approach and the results of the valuation noted that the DetermaIO, CNI and VitaGraft related IPR&D intangible assets carrying values were lower than the fair market value. Accordingly, the Company did not record any additional adjustment as of December 31, 2023.

The MPEEM valuation approach is a discounted cash flow valuation technique and was used to determine the Level 3 fair value of Insight’s IPR&D discussed above. The significant unobservable inputs used as of March 31, 2023 and December 31, 2023, included: (i) a discount period of 20.0 years, based on the expected life of patent, (ii) a royalty rate of 0.3%, and (iii) a weighted average cost of capital rate of 30.0%. This valuation approach yielded a fair value of $9.7 million as of March 31, 2023. As market conditions change, the Company will re-evaluate assumptions used in the determination of fair value for IPR&D and is uncertain to the extent of the volatility in the unobservable inputs in the foreseeable future. Refer to Note 2, “Intangible Assets and Goodwill” for additional IPR&D information.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets, net, consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Intangible assets:
Acquired IPR&D - DetermaIOTM (1)	$9,700	$14,650
Acquired IPR&D - DetermaCNI™ and VitaGraft™ (2)	46,800	46,800

Intangible assets subject to amortization:
Acquired intangible assets - customer relationship	440	440
Total intangible assets	56,940	61,890
Accumulated amortization - customer relationship(3)	(345)	(257)
Intangible assets, net	$56,595	$61,633

(1)	See Note 3 for information on the Insight Merger.
(2)	See Note 3 for information on the Chronix Merger.
(3)	Amortization of intangible assets is included in “Cost of revenues – amortization of acquired intangibles” on the consolidated statements of operations because the intangible assets pertain directly to the revenues generated from the acquired intangibles.

Intangible asset amortization expense amounted to $88,000 and $3.7 million (prior year includes $3.6 million from discontinued operations) for the years ended December 31, 2023 and 2022, respectively.

Future amortization expense of intangible assets subject to amortization is as follows:

Amortization
(In thousands)
Year ending December 31,
2024	$88
2025	7
$95

6. Bank Loan

Amended Loan Agreement

In October 2019, Oncocyte entered into a First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”) with Silicon Valley Bank (“the Bank”) pursuant to which Oncocyte obtained a new $3 million secured credit facility (“Tranche 1”). The credit line under the Amended Loan Agreement may be increased by an additional $2 million (“Tranche 2”) if certain requirements were met. Oncocyte agreed to pay the Bank an additional final payment fee of $200,000, which was recorded as a deferred financing charge in October 2019 and was being amortized to interest expense over the term of the loan using the effective interest method. Oncocyte had satisfied the Tranche 2 requirements and was eligible to borrow the $2 million, however, did not borrow any funds under Tranche 2. The Tranche 2 availability expired in connection with the final loan maturity in September 2022.

Payments of interest only on the principal balance were due monthly from the draw date through maturity. The outstanding principal balance of the loan had interest at a stated floating annual interest equal to the greater of (a) the prime rate or (b) 5% per annum. During August 2022, the period in which the loan was paid off, the published prime rate was 5.5% per annum.

In April 2020, Oncocyte and the Bank entered into a Loan Deferral Agreement (“Loan Deferral”) with respect to the Amended Loan Agreement. Under the Loan Deferral Agreement, the Bank agreed to (i) extend the scheduled maturity date of the Amended Loan Agreement from March 31, 2022 to September 30, 2022, and (ii) deferred the principal payments by an additional 6 months whereby payments of interest only on the Bank loan principal balance will be due monthly from May 1, 2020 through October 1, 2020, followed by 23 monthly payments of principal and interest beginning on November 1, 2020, all provided at no additional fees to Oncocyte. No other terms of the Amended Loan Agreement were changed or modified. The Loan Deferral was accounted for as a modification of debt in accordance with ASC 470-50, Debt – Modifications and Extinguishments, thus there was no gain or loss recognized on the transaction.

As of the loan maturity in September 2022, there are no remaining unamortized deferred financing costs and the full principal balance of the loan has been paid off.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bank Warrants

In 2017, in connection with the original loan agreement, Oncocyte issued common stock purchase warrants to the Bank (the “2017 Bank Warrants”) entitling the Bank to purchase shares of Oncocyte common stock in tranches related to the loan tranches under the original loan agreement. In conjunction with the availability of the loan, the Bank was issued warrants to purchase 412 shares of Oncocyte common stock at an exercise price of $97.00 per share, through February 21, 2027. On March 23, 2017, the Bank was issued warrants to purchase an additional 366 shares at an exercise price of $109.20 per share, through March 23, 2027. The Bank may elect to exercise the 2017 Bank Warrants on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the applicable tranche is being exercised by (A) the excess of the fair market value of the common stock over the applicable exercise price, divided by (B) the fair market value of the common stock. The fair market value of the common stock will be the last closing or sale price on a national securities exchange, inter-dealer quotation system, or over-the-counter market. These warrants meet the equity classification criteria and have been classified as equity, refer to Note 2, “Accounting for Warrants” for additional information.

In October 2019, in conjunction with Tranche 1 becoming available under the Amended Loan Agreement, Oncocyte issued a common stock purchase warrant to the Bank (the “2019 Bank Warrant”) entitling the Bank to purchase 4,928 shares of Oncocyte common stock at the initial “Warrant Price” of $33.80 per share through October 17, 2029. The number of shares of common stock issuable upon the exercise of the 2019 Bank Warrant would increase on the date of each draw, if any, on Tranche 2. As discussed above, Oncocyte drew no Tranche 2 funds and the Tranche 2 availability expired in connection with the final loan maturity in September 2022. The Bank may elect to exercise the 2019 Bank Warrant on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the 2019 Bank Warrant is being exercised by (A) the excess of the fair market value of the common stock over the applicable Warrant Price, divided by (B) the fair market value of the common stock. The fair market value of the common stock will be last closing or sale price on a national securities exchange, interdealer quotation system, or over-the-counter market. These warrants meet the equity classification criteria and have been classified as equity, refer to Note 2, “Accounting for Warrants” for additional information.

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

The Irvine Lease has an initial term of 89 calendar months (the “Term”), which commenced on June 1, 2020 (the “Commencement Date”) and will end September 2027. Oncocyte has an option to extend the Term for a period of five years (the “Extended Term”).

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Oncocyte has provided the lessor with a security deposit in the amount of $150,000 and a letter of credit in the amount of $1.7 million. The lessor may apply the security deposit, in whole or in part, for the payment of rent and any other amount that Oncocyte is or becomes obligated to pay under the Irvine Lease but fails to pay when due and beyond any cure period. The lessor may draw on the letter of credit from time to time to pay any amount that is unpaid and due, or if the original issuing bank notifies the lessor that the letter of credit will not be renewed or extended for the period required under the Irvine Lease and Oncocyte fails to timely provide a replacement letter of credit, or an event of default under the Irvine Lease occurs and continues beyond the applicable cure period, or if certain insolvency or bankruptcy or insolvency with respect to Oncocyte occur. Oncocyte is required to restore any portion of the security deposit that is applied by the lessor to payments due under the Irvine Lease, and Oncocyte is required to restore the amount available under the letter of credit to the required amount if any portion of the letter of credit is drawn by the lessor. The Irvine Lease provides that commencing on the 34th month of the Term, (a) the amount of the letter of credit that Oncocyte is required to maintain shall be reduced on a monthly basis, in equal installments, to amortize the required amount to zero at the end of the Term, and (b) Oncocyte has the right to cancel the letter of credit at any time if it meets certain market capitalization and balance sheets thresholds; provided, in each case, that Oncocyte is not in then default under the Irvine Lease beyond any applicable notice and cure period and the lessor has not determined that an event exists that would lead to an event of default. As of December 31, 2023, to date, Oncocyte is not in default based on any provision of the Irvine Lease, however, neither provision discussed in the preceding are currently available to Oncocyte based on the lessor’s related rights.

To obtain the letter of credit, Oncocyte has provided the issuing bank with a restricted cash deposit that the bank will hold to cover its obligation to pay any draws on the letter of credit by the lessor. The restricted cash may not be used for any other purpose, accordingly, Oncocyte has reflected $1.7 million as restricted cash in the accompanying consolidated balance sheets.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Nashville Leases

Insight operates a CLIA-certified laboratory and has additional office space located at 2 International Plaza, Nashville, Tennessee, under lease arrangements with MPC Holdings, LLC. In August 2021, the Company entered into a lease agreement to add an additional suite to its Nashville office space, containing 1,928 square feet for an aggregate of 8,362 square feet of rentable space as of December 31, 2023. The term of the leases was scheduled to end in April 2024.

On January 1, 2024, the Company renewed its exiting leases with MPC Holdings, LLC and added a new lease agreement to further expand its Nashville office space. The new lease contains 2,319 square feet for an aggregate of 10,681 square feet of rentable space. Lab space is approximately 4,826 square feet of the total. The new lease agreements each have an initial term of 36 months, which commenced on January 1, 2024 and will end in January 2027. The Company has the option to renew the term of each lease for four additional one year periods.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Embedded Operating Lease

In December 2019, Oncocyte entered into a Laboratory Services Agreement with Razor and Encore Clinical, Inc. (“Encore”), a former stockholder of Razor (the “Laboratory Agreement”). Under the Laboratory Agreement (which expired on September 29, 2021), Oncocyte assumed all of Razor’s Laboratory Agreement payment obligations. Although Oncocyte is not a party to any lease agreement with Razor or Encore, under the terms of the Laboratory Agreement, Oncocyte received the landlord’s consent for the use of the laboratory at Razor’s Brisbane, California location (the “Brisbane Facility”) under the terms of a sublease to which Encore is the sublessee. The sublease expired on March 31, 2023 (the “Brisbane Lease”). The laboratory fee payments to Encore include both laboratory services and the use of the Brisbane Facility. Under the provisions of the Laboratory Agreement, if Oncocyte terminates the Laboratory Agreement prior to the expiration of the Brisbane Lease, Oncocyte shall assume the costs related to the subletting or early termination of the Brisbane Lease. The Laboratory Agreement terminated on March 31, 2023. Oncocyte determined that the Laboratory Agreement contains an embedded operating lease for the Brisbane Facility and Oncocyte allocated the aggregate payments to this lease component for purposes of calculating the net present value of the right-of-use asset and liability as of the inception of the Laboratory Agreement in accordance with ASC 842.

The office and facilities leases discussed above are operating leases under ASC 842 and are included in the tables below. The tables below provide the amounts recorded in connection with the application of ASC 842 for Oncocyte’s operating and financing leases (see Note 2 for additional policy information).

Financing Lease

As of December 31, 2023, Oncocyte has no remaining financing leases. Previously, we had one such lease for certain laboratory equipment as shown in the prior year table below. Oncocyte’s lease obligations were collateralized by the equipment financed under the lease schedule.

Operating and Financing Leases

The following table presents supplemental balance sheet information related to operating and financing leases:

	December 31,
	2023	2022
	(In thousands)
Operating lease
Right-of-use assets, net	$1,637	$2,088

Right-of-use lease liabilities, current	$628	$698
Right-of-use lease liabilities, noncurrent	2,102	2,730
Total operating lease liabilities	$2,730	$3,428

Financing lease
Machinery and equipment	$537	$537
Accumulated depreciation	(537)	(446)
Machinery and equipment, net	$-	$91

Current liabilities	$-	$117
Noncurrent liabilities	-	-
Total financing lease liabilities	$-	$117

Weighted average remaining lease term
Operating lease	3.7 years	4.5 years
Financing lease	n/a	1.0 years

Weighted average discount rate
Operating lease	11.31%	11.24%
Financing lease	n/a	11.55%

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease commitments are as follows:

	Operating	Financing
	Leases	Leases
	(In thousands)
Year Ending December 31,
2024	$903	$-
2025	869	-
2026	899	-
2027	695	-
Total minimum lease payments	3,366	-
Less amounts representing interest	(636)	-
Present value of net minimum lease payments	$2,730	$-

The following table presents supplemental cash flow information related to operating and financing leases:

	Years Ended
	December 31,
	2023	2022
	(In thousands)
Cash paid for amounts included in the measurement of financing lease liabilities:
Operating cash flows from operating leases	$1,048	$1,143
Operating cash flows from financing leases	$7	$20
Financing cash flows from financing leases	$117	$104

The Company incurred total lease cost, including short-term lease expenses, of $842,000 million and $1.1 million, which was net of sublease income of $64,000 and zero, for the years ended December 31, 2023 and 2022, respectively.

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

Employment Contracts

Oncocyte has entered into employment and severance benefit contracts with certain executive officers. Under the provisions of the contracts, Oncocyte may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives. As of December 31, 2023 and 2022, Oncocyte has accrued approximately $2.5 million and $4.4 million, respectively, in severance obligations for certain executive officers, in accordance with the severance benefit provisions of their respective employment and severance benefit agreements, primarily related to Oncocyte’s acquisition of Chronix in 2021. For the periods presented, management has classified the $2.3 million accrued severance obligations related to the Chronix acquisition as current based on our expectations of the timing of product commercialization and subsequent revenues that trigger the payouts.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indemnification

In the normal course of business, Oncocyte may provide indemnification of varying scope under Oncocyte’s agreements with other companies or consultants, typically Oncocyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Oncocyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Oncocyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Oncocyte’s diagnostic tests. Oncocyte’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from Oncocyte’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or license agreement to which they relate. The Razor Stock Purchase Agreement also contains provisions under which Oncocyte has agreed to indemnify Razor and Encore from losses and expenses resulting from breaches or inaccuracy of Oncocyte’s representations and warranties and breaches or nonfulfillment of Oncocyte’s covenants, agreements, and obligations under the Razor Stock Purchase Agreement. Oncocyte periodically enters into underwriting and securities sales agreements with broker-dealers in connection with the offer and sale of Oncocyte securities. The terms of those underwriting and securities sales agreements include indemnification provisions pursuant to which Oncocyte agrees to indemnify the broker-dealers from certain liabilities, including liabilities arising under the Securities Act, in connection with the offer and sale of Oncocyte securities. The potential future payments Oncocyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, Oncocyte has not been subject to any claims or demands for indemnification. Oncocyte also maintains various liability insurance policies that limit Oncocyte’s financial exposure. As a result, Oncocyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, Oncocyte has not recorded any liabilities for these agreements as of December 31, 2023 and 2022.

8. Series A Redeemable Convertible Preferred Stock and Shareholders’ Equity

Series A Redeemable Convertible Preferred Stock

On April 13, 2022, the Company entered into a Securities Purchase Agreement with institutional accredited investors (the “Investors”) in a registered direct offering of 11,765 shares of the Company’s Series A Preferred Stock, which shares of Series A Preferred Stock are convertible into a total of 384,477 shares of common stock, at a conversion price of $30.60. The purchase price of each share of Series A Preferred Stock was $850, which included an original issue discount to the stated value of $1,000 per share. The rights, preferences and privileges of the Series A Preferred Stock are set forth in the Company’s Certificate of Determination, which the Company filed with the Secretary of State of the State of California. The Securities Purchase Agreement provides that the closing of the Series A Preferred Stock offering will occur, subject to the satisfaction of certain closing conditions, in two equal tranches of $5,000,000 each for aggregate gross proceeds from both closings of $10,000,000. The first closing occurred on June 1, 2022, and Oncocyte received net proceeds of approximately $4.9 million from the Series A Preferred Stock issued from the first tranche. The second closing would occur, subject to the satisfaction of certain closing conditions (including but not limited to a requirement that the Company has not received, in the 12 months preceding the second closing, a notice from The Nasdaq Stock Market LLC (“Nasdaq”) that the Company is not in compliance with the listing and maintenance and listing requirements of Nasdaq), on the earlier of (a) the second trading day following the date that Oncocyte receives notice from an Investor to accelerate the second closing and (b) a date selected by Oncocyte on or after October 8, 2022 and on or prior to March 8, 2023. On August 9, 2022, Oncocyte received a letter from Nasdaq indicating that the Company no longer met the minimum bid price requirement of the Nasdaq continued listing requirements. Accordingly, the second closing did not occur and no additional proceeds were received under the Securities Purchase Agreement. On August 8, 2023, the Company received a letter from Nasdaq indicating that the Company had regained compliance with the minimum bid price requirement of the Nasdaq continued listing requirements.

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

Shares of Series A Preferred Stock are entitled to receive cumulative dividends at a rate per share (as a percentage of stated value) of 6% per annum, payable quarterly in cash or, at our option, by accreting such dividends to the stated value. As of December 31, 2023, the Company has elected to accrete dividends of $478,000, net of the April 2023 redemption, with respect to shares of Series A Preferred Stock.

The Company is required to redeem, for cash, the shares of Series A Preferred Stock on the earlier to occur of (1) April 8, 2024, (2) the commencement of certain a voluntary or involuntary bankruptcy, receivership, or similar proceedings against the Company or its assets, (3) a Change of Control Transaction (as defined herein) and (4) at the election and upon notice of 51% in interest of the holders, if the Company fails to meet the Cash Minimum Requirement. A “Change of Control Transaction” means the occurrence of any of (a) an acquisition by an individual or legal entity or “group” (as described in Rule 13d-5(b)(1) promulgated under the Exchange Act) of effective control (whether through legal or beneficial ownership of capital stock of the Company, by contract or otherwise) of in excess of 50% of the voting securities of the Company (other than by means of conversion of Series A Preferred Stock), (b) the Company merges into or consolidates with any other person, or any person merges into or consolidates with the Company and, after giving effect to such transaction, the stockholders of the Company immediately prior to such transaction own less than 50% of the aggregate voting power of the Company or the successor entity of such transaction, or (c) the Company sells or transfers all or substantially all of its assets to another person. Additionally, the Company has the right to redeem the Series A Preferred Stock for cash upon 30 days prior notice to the holders; provided if the Company undertakes a capital raise in connection with such redemption, the Investors will have the right to participate in such financing. On April 5, 2023, the Company redeemed 1,064 shares of the Series A Preferred Stock for approximately $1.1 million (see “Common Stock – April 2023 Offering” below). In connection with the April 5, 2023 redemption, the Company recorded a deemed dividend of $118,000 based on the difference between the Series A Preferred Stock redemption value and carrying value.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The issuance and sale of the Series A Preferred Stock was completed pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-256650), filed with the SEC on May 28, 2021 and declared effective by the SEC on June 8, 2021, and an accompanying prospectus dated June 8, 2021 as supplemented by a prospectus supplement dated April 13, 2022.

As of December 31, 2023 and 2022, Oncocyte had 4,818 and 5,882, shares issued and outstanding, respectively. The future right or obligation associated with the Series A Preferred Stock to be issued in the second closing was written off in the prior year since the second closing was not completed.

In connection with the Company’s private placement as discussed in Note 14, “Subsequent Events,” the Company will use a portion of the net proceeds to redeem the remaining 4,818 shares of its Series A Redeemable Convertible Preferred Stock. The Company is required to redeem the Series A Preferred Stock on April 15, 2024.

Preferred Stock

As of December 31, 2023 and 2022, Oncocyte has 5,000,000 shares of preferred stock, no-par value, authorized. As of December 31, 2023 and 2022, Oncocyte had no shares of preferred stock issued and outstanding.

Common Stock

As of December 31, 2023 and 2022, Oncocyte has 230,000,000 shares of common stock, no-par value, authorized. As of December 31, 2023 and 2022, Oncocyte had 8,261,073 and 5,932,191 shares of common stock issued and outstanding, respectively.

Underwritten Offering

On April 13, 2022, Oncocyte entered into an underwriting agreement (the “Underwriting Agreement”) with BTIG, LLC, as representative of the underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to issue and sell to the Underwriters an aggregate of 1,313,320 shares of common stock and 1,313,320 warrants to purchase up to 656,660 shares of common stock (“April 2022 Warrants”). Each share of common stock and the accompanying April 2022 Warrant was sold at a combined offering price of $26.65, representing an offering price of $26.45 per share of common stock and $0.20 per accompanying April 2022 Warrant, before underwriting discounts and commissions.

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

Common Stock Purchase Warrants

As of December 31, 2023 and 2022, Oncocyte had an aggregate of 819,767 common stock purchase warrants issued and outstanding with exercise prices ranging from $30.60 to $109.20 per warrant. As of December 31, 2023, the warrants will expire on various dates ranging from February 2024 to October 2029, and have a weighted average remaining life of 3.09 years. Certain warrants have “cashless exercise” provisions meaning that the value of a portion of warrant shares may be used to pay the exercise price rather than payment in cash, which may be exercised under any circumstances in the case of the 2017 Bank Warrants and 2019 Bank Warrants (see Note 6) or, in the case of certain other warrants, only if a registration statement for the warrants and underlying shares of common stock is not effective under the Securities Act or a prospectus in the registration statement is not available for the issuance of shares upon the exercise of the warrants. All of the outstanding warrants meet the equity classification criteria and have been classified as equity, refer to Note 2, “Accounting for Warrants” for additional information.

9. Stock-Based Compensation

Equity Incentive Plans

Oncocyte had a 2010 Stock Option Plan (the “2010 Plan”) under which 260,000 shares of common stock were authorized for the grant of stock options or the sale of restricted stock. On August 27, 2018, Oncocyte shareholders approved a new Equity Incentive Plan (the “2018 Incentive Plan”) to replace the 2010 Plan. In adopting the 2018 Incentive Plan, Oncocyte terminated the 2010 Plan and will not grant any additional stock options or sell any stock under restricted stock purchase agreements under the 2010 Plan; however, stock options issued under the 2010 Plan will continue in effect in accordance with their terms and the terms of the 2010 Plan until the exercise or expiration of the individual options. Total remaining stock options outstanding under the 2010 Plan as of December 31, 2023 and 2022, were 10,124 and 30,367, respectively.

As of December 31, 2023, 1,050,000 shares of common stock were reserved for issuance under the 2018 Incentive Plan for the grant of stock options or the sale of restricted stock or for the settlement of RSUs. Oncocyte may also grant stock appreciation rights under the 2018 Incentive Plan. Upon the exercise of stock options, the sale of restricted stock, or the delivery of shares pursuant to vested RSUs, it is Oncocyte’s policy to issue new shares of common stock. The Board may amend or modify the 2018 Incentive Plan at any time, subject to any required stockholder approval. As of December 31, 2023, 355,672 shares are available for grant under the 2018 Incentive Plan.

2022 Equity Awards

During the year ended December 31, 2022, the Company awarded share-based payment awards under the 2018 Plan to certain executive officers and employees with time-based, market-based and performance-based vesting conditions (“2022 equity awards”).

The fair value of the RSU 2022 equity awards with performance-based vesting condition was estimated using the Black-Scholes option-pricing model assuming that performance goals will be achieved. If such performance conditions are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The probability of 2022 equity awards performance-based vesting conditions were evaluated each reporting period and the Company trued-up the amount of cumulative cost recognized for the 2022 performance-based awards at each reporting period based on the most up-to-date probability estimates. The Company recognized the compensation expense for 2022 performance-based awards expected to vest on a straight-line basis over the respective service period for each separately vesting tranche.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the RSU 2022 equity awards with market-based and time-based vesting conditions were estimated using the Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the performance and market conditions, which are subject to the achievement of the market-based goals established by the Company and the continued employment of the participant. These awards vest only to the extent that the market-based conditions are satisfied as specified in the vesting conditions. Unlike the performance-based awards, the grant date fair value and associated compensation cost of the market-based awards reflect the probability of the market condition being achieved, and the Company recognized this compensation cost regardless of the actual achievement of the market condition. Assumptions utilized in connection with the Monte Carlo valuation technique included: estimated risk-free interest rate of 2.0 percent; term of 2.8 years; expected volatility of 100 percent; and expected dividend yield of 0 percent. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments. The total grant date fair value of the market-based awards was $117,625.

In May 2022, the Company approved amendments to vesting conditions of 61,875 performance-based and 12,500 market-based awards of certain executive officers and employees. The performance-based awards were modified such that the stock awards were eligible to vest as follows: (i) 50% vest on December 31, 2023 if the Company achieves LCD reimbursement for VitaGraft (formerly TheraSure Transplant Monitor) for one organ no later than December 31, 2022 and (ii) 50% vest on December 31, 2023 if DetermaIO or DetermaCNI (formerly TheraSure - CNI Monitor) submission for LCD is completed no later than December 31, 2022. Additional performance-based RSU awards were modified to be eligible to vest upon the achievement by the Company of average market capitalization minimum, target, and maximum goals of (i) $300 million; (ii) $400 million; and (iii) $500 million, respectively, during the period beginning on January 1, 2022 and ending on December 31, 2024. The market-based RSU awards were modified such that the awards were eligible to vest upon the achievement of product commercial launch minimum, target, and maximum goals as follows: (i) one laboratory test product in the U.S.; (ii) two laboratory test products in U.S., and (iii) three laboratory test products in the U.S., respectively.

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

In July 2022, the Company approved amendments to vesting conditions of 23,750 performance-based awards of certain executive officers and employees. Certain performance-based awards were modified such that the stock awards were eligible to vest as follows: (i) fifty percent (50%) of the options vest on December 31, 2023 (the “Vesting Date”), subject to Continuous Service through the Vesting Date, if LCD is issued and priced for VitaGraft (Transplant) with respect to one organ no later than December 31, 2022; and (ii) fifty percent (50%) of the options vest on the Vesting Date, subject to Continuous Service through the Vesting Date, if the Company submits a LCD request for DetermaIO or DetermaCNI no later than December 31, 2022. Additional performance-based stock awards were modified to be eligible to vest upon the achievement of performance minimum, target, and maximum goals of (i) 90% of revenue goal; (ii) 100% of revenue goal; and (iii) exceed revenue goal by up to 150%, respectively, during fiscal year 2022. These same awards contained budget performance goals which were modified to be eligible to vest upon the achievement of performance minimum, target, and maximum goals of (i) complete fiscal year 2022 with sufficient cash to continue operations for 12 months; (ii) complete fiscal year 2022 with sufficient cash to continue operations for 15 months; and (iii) complete fiscal year 2022 with sufficient cash to continue operations for 16 months, respectively.

As of December 31, 2022, 50% of the performance-based awards were forfeited since the Company did not achieve LCD reimbursement for VitaGraft. The remaining 50% were eligible to vest on December 31, 2023, since the Company completed the LCD submission for DetermaCNI on December 16, 2022.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2022, the Company accelerated the vesting of certain equity awards in accordance with the 2018 Incentive Plan after the departure of officers of the Company and the adoption of the workforce reduction plan. Due to the acceleration of such awards all associated unrecognized compensation was accelerated and recognized in full.

As of December 31, 2023, the remaining 2022 equity awards with performance-based or market-based conditions either vested or forfeited during 2023, accordingly no related RSUs are outstanding.

Plan Activity

A summary of Oncocyte’s 2010 Plan and 2018 Incentive Plan activity and related information follows:

		Options		RSUs
					Weighted
	Shares		Weighted Average		Average Grant
	Available for Grant	Number Outstanding	Exercise Price	Number Outstanding	Date Fair Value
	(In thousands, except weighted average amounts)
Balance at December 31, 2022	442	458	$59.39	22	$12.23
RSUs vested	n/a	n/a	n/a	(13)	$7.97
RSUs granted	(9)	n/a	n/a	5	$4.00
Options granted	(355)	355	$5.50	n/a	n/a
Options exercised	n/a	-	$-	n/a	n/a
Options forfeited/expired	261	(281)	$57.90	n/a	n/a
RSUs forfeited	2	n/a	n/a	(1)	$19.40
Performance RSUs forfeited	15	n/a	n/a	(8)	$19.40
Balance at December 31, 2023	356	532	$24.56	5	$4.00
Weighted average remaining contractual life (years)		8.30
Options exercisable at December 31, 2023		160	$56.34
Weighted average remaining contractual life (years)		6.05
Stock-based compensation expense for the year		$2,721		$39
Unrecognized stock-based compensation expense		$2,659		$9
Weighted average remaining recognition period (years)		2.07		0.48

The aggregate intrinsic value of options outstanding and exercisable, respectively, was zero at December 31, 2023. During the year ended December 31, 2023, the Company granted a total of 354,790 stock option awards with a weighted average grant date fair value of $4.13. Included in the total were 234,790 time-based stock options granted to certain employees and board directors. During the year ended December 31, 2022, the Company granted stock option awards with a weighted average grant date fair value of $13.09. The assumptions used to calculate the Black-Scholes grant date fair value of the time-based awards were as follows:

	Years Ended
	December 31,
	2023	2022
Expected life (in years)	6.24	6.01
Risk-free interest rates	3.99%	2.43%
Volatility	107.05%	106.74%
Dividend yield	0%	0%

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate fair value of RSUs vested during the years ended December 31, 2023 and 2022, was $88,000 and $374,000, respectively. The weighted average grant date fair value of RSUs granted during the years ended December 31, 2023 and 2022, was $4.00 and $16.22, respectively.

Oncocyte recorded stock-based compensation expense in the following categories on the accompanying consolidated statements of operations:

	Years Ended
	December 31,
	2023	2022
	(In thousands)
Cost of revenues	$14	$10
Research and development	1,238	773
Sales and marketing	241	261
General and administrative	1,249	5,435
Expense included in discontinued operations	18	3,563
Total	$2,760	$10,042

Total unrecognized stock-based compensation expense as of December 31, 2023 was $2.7 million.

Other Information

In August 2023, the Company issued 9,091 restricted stock awards in connection with a consulting service arrangement for a total fair value of $36,000.

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If Oncocyte had made different assumptions, its stock-based compensation expense and net loss for the periods presented may have been significantly different. Refer to Note 2 for additional information.

Oncocyte does not recognize deferred income taxes for incentive stock option compensation expense and records a tax deduction only when a disqualified disposition has occurred.

10. Income Taxes

In 2023, the Company incurred $24.9 million of pretax book losses in the United States and $12,000 of net operating income internationally from continuing operations. In 2022, the Company incurred $18.6 million of pretax book losses in the United States and $10,000 of net operating income internationally from continuing operations.

A deferred income tax benefit of zero was recorded for the years ended December 31, 2023 and 2022. Oncocyte has filed standalone U.S. federal income tax returns since its inception and will file a consolidated return with its subsidiaries for the year ended December 31, 2023.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The primary components of the deferred tax assets and liabilities were as follows:

	December 31,
	2023	2022(1)
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards and capital loss carryforwards	$61,760	$57,675
Research and development credit carryforwards	4,054	3,680
Marketable equity securities	-	364
Stock-based and other compensation	2,368	5,067
Right-of-use liability	756	952
Razor investment	2,303	-
Capitalized R&D(2)	6,026	4,011
Capital loss carryforward	5,372	-
Other	8	49
Total deferred tax assets	82,647	71,798
Valuation allowance	(67,314)	(54,408)
Deferred tax assets, net of valuation allowance	15,333	17,390
Deferred tax liabilities:
Right-of-use asset	(453)	(580)
Intangibles and fixed assets	(14,880)	(16,810)
Total deferred tax liabilities	(15,333)	(17,390)
Net deferred taxes	$-	$-

(1)	The 2022 net operating loss carryforwards and Razor investment lines have been updated to conform to the 2023 presentation.
(2)	Relates to research and development expenditures required to be capitalized as of December 31, 2023 and 2022.

Income taxes differed from the amounts computed by applying the applicable U.S. federal income tax rates indicated to pretax losses. A reconciliation of the difference between the federal statutory tax rates and the Company’s effective tax rates from continuing operations is as follows:

	Years Ended December 31,
	2023	2022(1)
Computed tax benefit at federal statutory rate	21%	21%
Permanent differences	0%	-8%
State tax benefit	13%	1%
Research and development credits	1%	-3%
Change in fair value of contingent consideration	5%	35%
Change in valuation allowance	-48%	-19%
Goodwill impairment	0%	-21%
Stock-based compensation	-11%	-3%
Officers compensation	2%	-3%
Razor investment	19%	0%
Expiring tax attributes	-2%	0%
Total	0%	0%

(1)	The 2022 permanent differences, stock-based compensation and officers compensation lines have been updated to conform to the 2023 presentation.

As of December 31, 2023, Oncocyte had net operating loss (“NOL”) carryforwards of approximately $243.4 million for U.S. federal income tax purposes and $129.6 million for state income tax purposes. Federal net operating losses generated on or prior to December 31, 2017 expire in varying amounts between 2024 and 2037, while federal net operating losses generated after December 31, 2017 carryforward indefinitely. The state net operating losses expire in varying amounts between 2024 and 2043.

As of December 31, 2023, Oncocyte has research and development credit carryforwards for federal and state purposes of $3.7 million and $2.6 million, respectively. The federal credits will expire between 2031 and 2043, while the state credits have no expiration.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A valuation allowance is provided when it is more-likely-than-not that some portion of the deferred tax assets will not be realized. Oncocyte has established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The change in the valuation allowance was $12.9 million and $17.2 million for the years ended December 31, 2023 and 2022, respectively.

Oncocyte has unrecognized tax benefits (“UTBs”) totaling $2.3 million and $1.9 million as of December 31, 2023 and 2022, respectively, which were netted against deferred tax assets subject to a valuation allowance. The UTBs had no effect on the effective tax rate and there would be no cash tax impact for any period presented. Oncocyte recognizes interest and penalties related to UTBs, when they occur, as a component of income tax expense. There were no interest or penalties recognized for the years ended December 31, 2023 and 2022. Oncocyte’s management does not expect its UTBs to change significantly over the next twelve months.

A reconciliation of the annual beginning and ending UTBs is as follows:

	Years Ended December 31,
	2023	2022
	(In thousands)
Balance at the beginning of the year	$1,921	$1,390
Additions based on tax positions related to current year	375	531
Adjustments based on tax positions related to prior years	-	-
Settlements	-	-
Balance at end of year	$2,296	$1,921

Other Income Tax Matters

Internal Revenue Code Section 382 places a limitation (“Section 382 Limitation”) on the amount of taxable income that can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership within a three-year period) of a loss corporation. California has similar rules. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the NOL and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. Oncocyte has performed a 382 analysis as of December 31, 2023 and determined no significant ownership changes.

In general, Oncocyte is no longer subject to tax examination by the Internal Revenue Service or state taxing authorities for years before 2018. Although the federal and state statutes are closed for purposes of assessing additional income tax in those prior years, the taxing authorities may still make adjustments to the NOL and credit carryforwards used in open years. Therefore, the tax statutes should be considered open as it relates to the NOL and credit carryforwards used in open years. For tax years that remain open to examination, potential examinations may include questioning of the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with the Internal Revenue Code or state tax laws.

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

On April 3, 2023, Oncocyte entered into a securities purchase agreement with certain investors, including Broadwood, Pura Vida and entities affiliated with AWM, and certain individuals, including our Chairman Andrew Arno and former director John Peter Gutfreund (and certain of their affiliated parties), which provided for the sale and issuance by the Company of an aggregate of 2,274,709 shares of common stock at an offering price of: (i) $6.03 to investors who are not considered to be “insiders” of the Company pursuant to Nasdaq Listing Rules (“Insiders”), which amount reflected the average closing price of the Common Stock on Nasdaq during the five trading day period immediately prior to pricing, and (ii) $7.08 to Insiders, which amount reflected the final closing price of the Common Stock on Nasdaq on the last trading day immediately prior to pricing. Broadwood purchased 1,341,381 shares of common stock for $8,093,361.84, Pura Vida purchased 33,150 shares of common stock for $200,013.84 and entities affiliated with AWM purchased 472,354 shares of common stock for $2,849,999.92. Mr. Arno and his affiliated parties purchased 21,162 shares of common stock for $150,000.51, and Mr. Gutfreund and his affiliated parties purchased 85,250 for $604,252.00.

On April 5, 2023, Oncocyte redeemed all of the 588.23529 shares of Series A Preferred Stock held by Mr. Gutfreund for $618,672.34. Mr. Gutfreund is no longer a related party as of June 23, 2023.

On April 11, 2024, the Company entered into a private placement securities purchase agreement with certain accredited investors. The gross proceeds to the Company from the private placement are expected to be approximately $15.8 million. See Note 14, “Subsequent Events” for additional information.

Other Transactions

The Company previously employed the son of Andrew Arno, Chairman of the Board as its Senior Manager, Investor Relations, Corporate Planning & Development. The total compensation paid by the Company to Mr. Arno’s son since January 1, 2022 is approximately $200,000. Mr. Arno’s son is no longer an employee of the Company as of July 28, 2023.

During the year ended December 31, 2023, Oncocyte purchased $581,000 in laboratory equipment and incurred $375,000 in laboratory related expenses from Bio-Rad Laboratories, Inc. (“Bio-Rad”). As of December 31, 2023, Oncocyte’s accounts payable due to Bio-Rad was $206,000. Andrew Last, a Board member of Oncocyte, is the Executive Vice President and Chief Operating Officer of Bio-Rad.

On April 5, 2024, the Company entered into an agreement with Bio-Rad to collaborate in the development and the commercialization of research use only and in vitro diagnostics kitted transplant products. See Note 14, “Subsequent Events” for additional information.

12. Co-Development Agreement with Life Technologies Corporation

On January 13, 2022, Oncocyte entered into a Collaboration Agreement (the “LTC Agreement”) with Life Technologies Corporation, a Delaware corporation and subsidiary of Thermo Fisher Scientific (“LTC”), in order to partner in the development and collaborate in the commercialization of Thermo Fisher Scientific’s existing Oncomine Comprehensive Assay Plus and Oncocyte’s DetermaIO assay for use with LTC’s Ion TorrentTM GenexusTM Integrated Sequencer and LTC’s Ion TorrentTM GenexusTM Purification System in order to obtain in vitro diagnostic regulatory approval. On February 7, 2023, Oncocyte entered into a Termination Agreement with LTC, pursuant to which the parties terminated the LTC Agreement. As of the termination date, Oncocyte was responsible for reimbursing LTC for $749,000 of certain development costs under the terms of the LTC Agreement, which have been fully paid.

13. Discontinued Operations of Razor

On December 15, 2022, the Company entered into the Razor Stock Purchase Agreement with Dragon and Razor. Pursuant to the Razor Stock Purchase Agreement, Oncocyte agreed to sell, and Dragon agreed to purchase, 3,188,181 shares of common stock of Razor, which constitutes approximately 70% of the issued and outstanding equity interests of Razor on a fully-diluted basis. On February 16, 2023, Oncocyte completed the Razor Sale Transaction. In connection with the Razor Closing, Oncocyte transferred to Razor all of the assets and liabilities related to DetermaRx. Refer to additional Razor information in Note 1 and Note 2, “Assets Held for Sale and Discontinued Operations.”

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the transfer of 70% of the equity interests of Razor, the Razor Stock Purchase Agreement provided that Dragon would purchase furniture, fixtures, and equipment from the Company for a cash consideration of approximately $116,000. Upon the Razor Closing, the Company deconsolidated the assets and liabilities of Razor as control of Razor has transferred to Dragon.

The Company recorded the final adjustment related to the disposal, including final working capital adjustments, and recognized an impairment loss of $1.3 million during the first quarter of 2023. Including the impairment losses we recognized as of December 31, 2022 related to this transaction, we recorded an overall impairment loss of $27.2 million.

The operating results for Razor have been recorded in discontinued operations of the accompanying consolidated statements of operations for all periods presented, and we have reclassified their assets and liabilities as discontinued operations in the accompanying balance sheets. We have retrospectively adjusted the amounts reported for the year ended December 31, 2022 in the following tables to give effect to such reporting of discontinued operations. For the year ended December 31, 2023, discontinued operations reflect operating results of Razor up to the closing of the sale.

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

The following table represents the results of the discontinued operations of Razor:

	Years Ended
	December 31,
	2023	2022
	(In thousands)
Net revenue	$421	$4,673

Cost of revenues	507	7,930
Research and development	702	12,136
Sales and marketing	498	12,462
General and administrative	329	569
Loss from impairment of held for sale assets	1,311	25,866
Net loss from discontinued operations	$(2,926)	$(54,290)

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the carrying amounts of the assets and liabilities of the discontinued operations of Razor:

	December 31,
	2023	2022
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$1,510
Prepaid expenses and other current assets	-	346
Machinery and equipment, net, and construction in progress	-	211
Intangible assets, net	-	25,920
Impairment of held for sale assets	-	(25,866)
TOTAL ASSETS	$-	$2,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$45	$492
Accrued compensation	-	248
Accrued expenses and other current liabilities	-	1,265
Total current liabilities	45	2,005

TOTAL LIABILITIES	$45	$2,005

The following table summarizes cash used related to the discontinued operations of Razor:

	Years Ended
	December 31,
	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(4,357)	$(20,790)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	$(1,372)	$(91)

14. Subsequent Events

Collaboration Agreement

On April 5, 2024, the Company entered into a Collaboration Agreement with Bio-Rad to collaborate in the development and the commercialization of research use only and in vitro diagnostics kitted transplant products using Bio-Rad’s ddPCR instruments and reagents (the “Collaboration Agreement”). The Collaboration Agreement has a term of 10 years unless earlier terminated pursuant to customary termination provisions.

The Collaboration Agreement provides that through the oversight of a joint steering committee comprised of representatives from both parties, the parties will collaborate on the development of (i) the Company’s series of GraftAssure™ Transplant Monitoring Assays to measure and test the concentration of donor-derived cell free DNA for research use only (the “RUO Assays”); and (ii) the Company’s VitaGraft™ Transplant Monitoring Assays that have received regulatory approval as an in vitro diagnostic device (the “IVD Kits”) for exclusive use on one or more Bio-Rad ddPCR instruments. Pursuant to the Collaboration Agreement, and toward the development of the RUO Assays and the IVD Kits, the Company will collect and screen samples, conduct feasibility testing and stability studies, and perform analytical validation, among other things; and Bio-Rad will supply its ddPCR instruments and platforms as well as manufacture and supply all consumables.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the commercial launch of the RUO Assays, under the Collaboration Agreement, the parties will develop a plan to market and sell the RUO Assays. The Company will be responsible for the manufacture and supply of all RUO Assays, and Bio-Rad will supply to the Company Bio-Rad’s ddPCR instruments and reagents for use in commercializing the RUO Assays, which products will be purchased by the Company exclusively from Bio-Rad. The Company and Bio-Rad will be jointly responsible for co-promoting and co-marketing the RUO Assays within the United States and Germany (the “Territory”). The Company has the exclusive right to sell the RUO Assays in the Territory exclusively with the use of Bio-Rad ddPCR instruments and reagents. Bio-Rad will be responsible for promoting and marketing, and has the exclusive right to sell, the RUO Assays outside the Territory. For the sales of the RUO Assays in the Territory, the Company will pay to Bio-Rad a single digit royalty payment based on net sales. The Company will manufacture and supply the RUO Assays to Bio-Rad for resale outside the Territory.

Additionally, the Collaboration Agreement provides Bio-Rad an option for the exclusive right to promote, market and sell IVD Kits worldwide subject to certain conditions. If and when such option is exercised, Bio-Rad will purchase additional shares of the Company’s common stock, no par value per share (“Common Stock”), at the then-current market price per share, up to a specified maximum aggregate purchase price, and the Company will manufacture and supply IVD Kits exclusively for Bio-Rad.

Securities Purchase Agreement

On April 11, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (collectively, the “Purchasers”) for the issuance and sale in a private placement (the “Private Placement”) of an aggregate of 5,076,900 shares (the “Common Shares”) of Common Stock and pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 342,888 shares of Common Stock, with an exercise price of $0.0001 per share. The purchase price for one Common Share was $2.9164, and the purchase price for one Pre-Funded Warrant was $2.9163. Certain insiders of the Company subscribed for 42,373 of the shares of Common Stock sold in the Private Placement, at a purchase price of $2.95 per share of Common Stock. The closing of the Private Placement occurred on April 15, 2024. The Purchase Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Purchasers, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions.

A holder of the Pre-Funded Warrants may not exercise any portion of such holder’s Pre-Funded Warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise.

In connection with the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), dated as of April 11, 2024, with the Purchasers, pursuant to which the Company agreed to prepare and file a registration statement with the SEC registering the resale of the Common Shares and the shares of Common Stock underlying the Pre-Funded Warrants no later than 30 days after the date of the Registration Rights Agreement, and to use best efforts to have the registration statement declared effective as promptly as practical thereafter, and in any event no later than 60 days following the date of the Registration Rights Agreement (or 75 days following the date of the Registration Rights Agreement in the event of a “full review” by the SEC).

The gross proceeds to the Company from the Private Placement were approximately $15.8 million, before deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company intends to use the net proceeds received from the Private Placement for general corporate purposes and working capital. In addition, approximately $5.4 million of the proceeds from the Private Placement was used to redeem the outstanding shares of the Company’s Series A Redeemable Convertible Preferred Stock, no par value per share (See Note 8).

Needham & Company, LLC served as the Company’s exclusive placement agent in connection with the Private Placement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Audit Committee, as a matter of good governance, invited several registered public accounting firms to participate in an evaluation process to consider a potential audit firm rotation. As a result of this process, the Audit Committee approved the engagement of Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023.

The Company dismissed WithumSmith+Brown, PC (“Withum”) as independent registered public accounting firm of the Company on September 29, 2023. Withum’s report on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2021 and December 31, 2022, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2021 and December 31, 2022, and the subsequent interim period through June 30, 2023, there were (i) no “disagreements” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, between the Company and Withum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Withum, would have caused Withum to make reference to the subject matter of the disagreement in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except for the material weaknesses related to the failure to design and maintain effective controls to address the initial application of complex accounting standards and accounting treatment of non-routine, unusual or complex events and transactions, which material weakness was remediated prior to June 30, 2023, as reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023.

The Company requested that Withum furnish a letter addressed to the SEC stating whether or not it agrees with the statements made herein. Withum’s letter dated October 5, 2023 has been incorporated herein by reference in Item 15 below.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Exchange Act. Our management, including our principal executive officer and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Exemption from Attestation Report of Independent Registered Public Accounting Firm

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only Management’s Annual Report because we are a non-accelerated filer.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a)	None.

(b)	None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item will be contained in our definitive Proxy Statement or an amendment to this Report, which will be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

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

Information about our compliance with Section 16(a) of the Securities Exchange Act of 1934 reported under the caption “Delinquent Section 16(a) Reports” in our definitive Proxy Statement or an amendment to this Report, which will be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 11. Executive Compensation

Information about compensation of our executive officers reported under the caption “Executive Compensation,” and information about compensation of directors reported under the caption “Director Compensation,” in our definitive Proxy Statement or an amendment to this Report, which will be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our definitive Proxy Statement or an amendment to this Report, which will be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our definitive Proxy Statement or an amendment to this Report, which will be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in our definitive Proxy Statement or an amendment to this Report, which will be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements.

The following consolidated financial statements of Oncocyte are filed in Item 8 of this Report:

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Shareholders’ Equity
Consolidated Statements of Cash Flows

(a)(2)	Financial Statement Schedules.

Financial statement schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

(a)(3)	Exhibits.

Refer to Item 15(b) below.

(b)	Exhibits. The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Numbers	Exhibit Description
2.1	Agreement and Plan of Merger, dated January 10, 2020, by and among Oncocyte Corporation, Cancer DX Sub, Inc., Insight Genetics, Inc., the Shareholders who became a Party to the Merger Agreement and the Equityholder Representative. (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2020)

2.2	Agreement and Plan of Merger dated February 2, 2021, amended February 23, 2021, and amended and restated as of April 15, 2021, by and among Oncocyte Corporation, CNI Monitor Sub, Inc., Chronix Biomedical, Inc., the Stockholders who became a party to the Merger Agreement and the Equityholder Representative (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2021)

2.3	Amendment No. 1 to Amended and Restated Agreement and Plan of Merger dated February 8, 2023, by and between Oncocyte Corporation and David MacKenzie, solely in his capacity as Equityholder Representative (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2023)

2.4	Stock Purchase Agreement, dated December 15, 2022, by and among Dragon Scientific, LLC, Oncocyte Corporation and Razor Genomics Inc. (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2022)

2.5	First Amendment to Stock Purchase Agreement, dated December 15, 2022, by and among Dragon Scientific, LLC, Oncocyte Corporation and Razor Genomics Inc. (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2023)

2.6	Second Amendment to Stock Purchase Agreement, dated February 16, 2023, by and among Dragon Scientific, LLC, Oncocyte Corporation and Razor Genomics Inc. (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2023)

3.1	Articles of Incorporation with all amendments (Incorporated by reference to Oncocyte Corporation’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 14, 2021)

3.2	Certificate of Amendment of Articles of Incorporation of Oncocyte Corporation, as filed with the Secretary of State of the State of California on July 24, 2023 (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2023)

3.3	Certificate of Determination of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2022)

3.4	Second Amended and Restated By-Laws (Incorporated by reference to Oncocyte Corporation’s Quarterly Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2022)

4.1	Specimen of Common Stock Certificate (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

4.2	Form of August 2016 Warrant (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2016)

4.3	Form of 2017 Warrant, Exercise Price $3.25 (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

4.4	Form of 2017 Warrant, Exercise Price $5.50 (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

4.5	Silicon Valley Bank Warrant (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

4.6	Form of July 2017 Warrant, Exercise Price $5.50; five-year term (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

4.7	Form of July 2017 Warrant, Exercise Price $3.25, five-year term (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

4.8	Form of July 2018 Warrant (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2018)

4.9	Warrant to Purchase Shares of Common Stock, dated August 1, 2019 (Incorporated by reference to Oncocyte Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019)

4.10	Warrant to Purchase Common Stock, dated October 17, 2019, between Oncocyte Corporation and Silicon Valley Bank (Incorporated by Reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019)

4.11	Form of Common Stock Warrant (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2022)

4.12	Form of Pre-Funded Warrant (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2024)

4.13*	Description of Securities

10.1#	2010 Stock Option Plan (Incorporated by reference to Oncocyte Corporation’s Form 10 12(g) filed with the Securities and Exchange Commission on October 7, 2015)

10.2#	2017 Amendment to 2010 Stock Option Plan (Incorporated by reference to Registration Statement on Form S-8, File Number 333-219109 filed with the Securities and Exchange Commission on June 30, 2017)

10.3#	Form of Stock Option Agreement (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.4#	Form of Incentive Stock Option Agreement (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.5#	2018 Equity Incentive Plan (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.6#	Amendment to 2018 Equity Incentive Plan (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2021)

10.7#	Amendment to 2018 Equity Incentive Plan (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2019)

10.8#	Amendment to 2018 Equity Incentive Plan (Incorporated by reference to Oncocyte Corporation’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 10, 2023)

10.9#	Form of 2018 Equity Incentive Plan Employee Stock Option Agreement (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.10#	Form of 2018 Equity Incentive Plan Non-Employee Director Stock Option Agreement (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.11#	Form of 2018 Equity Incentive Plan Restricted Stock Unit Agreement (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.12#	Oncocyte Corporation Change in Control and Severance Plan (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 26, 2020)

10.13#	Form of Change in Control and Severance Agreement (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 26, 2020)

10.14#	Amended and Restated Employment Agreement, dated June 6, 2023, by and between Oncocyte Corporation and Joshua Riggs (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2023)

10.15#	Amendment to Amended and Restated Employment Agreement, dated July 13, 2023, by and between Oncocyte Corporation and Joshua Riggs (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2023)

10.16	Registration Rights Agreement dated October 15, 2009 (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.17	Amendment of Registration Rights Agreement, dated August 23, 2011 (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.18	Second Amendment of Registration Rights Agreement, dated May 8, 2015 (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.19	Third Amendment to Registration Rights Agreement, dated November 16, 2015 (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) A-1 filed with the Securities and Exchange Commission on December 29, 2015)

10.20	Form of Alternate Warrant Exercise Agreement, dated February 17, 2017 (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2017)

10.21	Form of July 2017 Warrant Exercise Agreement, dated July 21, 2017 (July 2017 Warrant for 100% of shares received on exercise of Original Warrant, at $5.50 exercise price with five-year term) (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

10.22	Form of July 2017 Warrant Exercise Agreement, dated July 21, 2017 (July 2017 Warrant for 50% of shares received on exercise of Original Warrant, at $3.25 exercise price with five-year term) (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017)

10.23	Loan and Security Agreement, dated February 21, 2017, by and between Oncocyte Corporation and Silicon Valley Bank (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

10.24†	First Amendment to Loan and Security Agreement, dated October 17, 2019, between Oncocyte Corporation and Silicon Valley Bank (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019)

10.25	Loan Deferral Agreement, dated April 2, 2020, by and between Oncocyte Corporation and Silicon Valley Bank (Incorporated by Reference to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2020)

10.26	Office Lease Agreement, dated December 23, 2019, as amended between Oncocyte Corporation and Cushing Ventures, LLC (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2019)

10.27	Sublease Agreement, dated August 8, 2023, by and between Oncocyte Corporation and Induce Biologics USA, Inc. (Incorporated by reference to Oncocyte Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2023)

10.28*	Lease Agreement for Suite 103, dated January 1, 2024, between Insight Genetics, Inc. and MPC Holdings, LLC

10.29*	Lease Agreement for Suite 410, dated January 1, 2024, between Insight Genetics, Inc. and MPC Holdings, LLC

10.30*	Lease Agreement for Suite 510, dated January 1, 2024, between Insight Genetics, Inc. and MPC Holdings, LLC

10.31	Form of Subscription Agreement between Oncocyte Corporation and Certain Investors (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2020)

10.32	Subscription Agreements, dated January 20, 2021, between Oncocyte Corporation and the Investors Named Therein (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2021)

10.33	Form of Securities Purchase Agreement dated April 13, 2022, by and among Oncocyte Corporation and certain investors (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2022)

10.34	Securities Purchase Agreement, dated April 3, 2023, by and among Oncocyte Corporation and each purchaser identified on the signatures pages thereto (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2023)

10.35	Securities Purchase Agreement, dated April 11, 2024, by and among the Company and the investors signatory thereto (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2024)

10.36	Registration Rights Agreement, dated April 11, 2024, by and among the Company and the investors signatory thereto (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2024)

16.1	Letter of WithumSmith+Brown, PC, dated October 5, 2023 (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2023)

21	Subsidiaries (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2023)

23.1*	Consent of Marcum LLP

23.2*	Consent of Withum Smith+Brown, PC

31.1*	Certification of the Principal Executive Officer of Oncocyte Corporation pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of Oncocyte Corporation pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Oncocyte Corporation Clawback Policy

101*	Interactive Data Files. The following financial statements from the Company’s Report for the years ended December 31, 2023 and 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*Filed herewith

**The certifications attached as Exhibit 32.1 that accompany this Report are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Oncocyte under the Securities Act, or the Securities Exchange Act, whether made before or after the date of this Report, regardless of any general incorporation language contained in any filing.

# The referenced exhibit is a management contract, compensatory plan or arrangement.

† Portions of this exhibit have been omitted because the omitted information is (i) not material and (ii) is the type that the registrant treats as private or confidential.

(c)	Other financial statement schedules.

Not applicable.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOCYTE CORPORATION

By:	/s/ Josh Riggs
Josh Riggs
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Josh Riggs	President and Chief Executive Officer and Director	April 15, 2024
JOSH RIGGS	(Principal Executive Officer)

/s/ James Liu	Controller, Principal Accounting Officer and interim	April 15, 2024
JAMES LIU	Principal Financial Officer (Principal Financial Officer)

/s/ Andrew Arno	Director	April 15, 2024
ANDREW ARNO

/s/ Alfred D. Kingsley	Director	April 15, 2024
ALFRED D. KINGSLEY

/s/ Andrew J. Last	Director	April 15, 2024
ANDREW J. LAST

/s/ Louis E. Silverman	Director	April 15, 2024
LOUIS E. SILVERMAN

