Form 10-Q
period 2024-03-31
Oncocyte Corp
filed 2024-05-15
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of common stock outstanding as of May 7, 2024 was 13,364,637.

ONCOCYTE CORPORATION

TABLE OF CONTENTS

For the quarterly period ended March 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report on Form 10-Q (this “Report”) are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements pertaining to future financial and/or operating results, future growth in research, technology, clinical development, and potential opportunities for Oncocyte, along with other statements about the future expectations, beliefs, goals, plans, or prospects expressed by management constitute forward-looking statements. Any statements that are not historical fact (including, but not limited to statements that contain words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would”) should also be considered to be forward-looking statements. Forward-looking statements involve risks and uncertainties, including, without limitation, risks inherent in the development and/or commercialization of potential products, uncertainty in the results of clinical trials or regulatory approvals, need and ability to obtain future capital, and maintenance of intellectual property rights. Actual results may differ materially from the results anticipated in these forward-looking statements and as such should be evaluated together with the many uncertainties that affect the businesses of Oncocyte, particularly those mentioned in this Report under Item 1 of the Notes to Consolidated Financial Statements, under Risk Factors in this Report and those Risk Factors in Part I, Item 1A of our most recent Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission (“SEC”). Except as required by law, Oncocyte undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

ONCOCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,578	$9,432
Accounts receivable, net of allowance for credit losses of $2 and $5, respectively	161	484
Prepaid expenses and other current assets	735	643
Assets held for sale	61	139
Total current assets	6,535	10,698

NONCURRENT ASSETS
Right-of-use and financing lease assets, net	2,199	1,637
Machinery and equipment, net, and construction in progress	3,528	3,799
Intangible assets, net	56,573	56,595
Restricted cash	1,700	1,700
Other noncurrent assets	438	463
TOTAL ASSETS	$70,973	$74,892

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$908	$953
Accrued compensation	2,427	1,649
Accrued royalties	1,116	1,116
Accrued expenses and other current liabilities	741	452
Accrued severance from acquisition	2,314	2,314
Right-of-use liabilities, current	821	665
Current liabilities of discontinued operations (Note 11)	-	45
Total current liabilities	8,327	7,194

NONCURRENT LIABILITIES
Right-of-use liabilities, noncurrent	2,514	2,204
Contingent consideration liabilities	43,212	39,900

TOTAL LIABILITIES	54,053	49,298

Commitments and contingencies (Note 6)

Series A Redeemable Convertible Preferred Stock, no par value; stated value $1,000 per share; 5 shares issued and outstanding at March 31, 2024 and December 31, 2023; aggregate liquidation preference of $5,376 and $5,296 as of March 31, 2024 and December 31, 2023, respectively	5,332	5,126

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 230,000 shares authorized; 8,273 and 8,261 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	310,553	310,295
Accumulated other comprehensive income	40	49
Accumulated deficit	(299,005)	(289,876)
Total shareholders’ equity	11,588	20,468
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$70,973	$74,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023

Net revenue	$176	$297

Cost of revenues	252	265
Cost of revenues – amortization of acquired intangibles	22	22
Gross (loss) profit	(98)	10

Operating expenses:
Research and development	2,169	2,127
Sales and marketing	846	695
General and administrative	2,673	3,412
Change in fair value of contingent consideration	3,312	(18,307)
Impairment loss	-	4,950
Impairment loss on held for sale assets	169	1,283
Total operating expenses (credits)	9,169	(5,840)

(Loss) income from operations	(9,267)	5,850

Other (expenses) income:
Interest expense	(15)	(11)
Unrealized gain on marketable equity securities	-	121
Other income (expenses), net	153	(1)
Total other income	138	109

(Loss) income before income taxes	(9,129)	5,959

Income taxes	-	-

(Loss) income from continuing operations	(9,129)	5,959
Loss from discontinued operations (Note 11)	-	(2,926)

Net (loss) income	$(9,129)	$3,033

Net (loss) income per share:
Net (loss) income from continuing operations - basic and diluted	$(9,335)	$4,899
Net loss from discontinued operations - basic and diluted	$-	$(2,502)
Net (loss) income attributable to common stockholders - basic and diluted	$(9,335)	$2,397

Net (loss) income from continuing operations per share - basic and diluted	$(1.13)	$0.82
Net loss from discontinued operations per share - basic and diluted	$-	$(0.42)
Net (loss) income attributable to common stockholders per share - basic and diluted	$(1.13)	$0.40

Weighted average shares outstanding - basic	8,264	5,958
Weighted average shares outstanding - diluted	8,264	5,963

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Three Months Ended
	March 31,
	2024	2023

Net (loss) income	$(9,129)	$3,033
Foreign currency translation adjustments	(9)	4
Comprehensive (loss) income	$(9,138)	$3,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended March 31, 2024
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance at December 31, 2023	5	$5,126	8,261	$310,295	$49	$(289,876)	$20,468
Net Loss	-	-	-	-	-	(9,129)	(9,129)
Foreign currency translation adjustment	-	-	-	-	(9)	-	(9)
Stock-based compensation	-	-	-	418	-	-	418
Vesting of bonus awards	-	-	-	10	-	-	10
Shares issued for consultant services	-	-	12	36	-	-	36
Accretion of Series A convertible preferred stock to redemption value	-	206	-	(206)	-	-	(206)
Balance at March 31, 2024	5	$5,332	8,273	$310,553	$40	$(299,005)	$11,588

	Three Months Ended March 31, 2023
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance at December 31, 2022	6	$5,302	5,932	$294,929	$39	$(260,676)	$34,292
Cumulative change in accounting principle (Note 2)	-	-	-	-	-	(1,419)	(1,419)
Balance at January 1, 2023, as adjusted	6	5,302	5,932	294,929	39	(262,095)	32,873
Net income	-	-	-	-	-	3,033	3,033
Foreign currency translation adjustment	-	-	-	-	4	-	4
Stock-based compensation	-	-	-	834	-	-	834
Shares issued upon vesting of RSUs	-	-	31	-	-	-	-
Accretion of Series A convertible preferred stock to redemption value	-	230	-	(230)	-	-	(230)
Balance at March 31, 2023	6	$5,532	5,963	$295,533	$43	$(259,062)	$36,514

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,129)	$3,033
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	313	450
Amortization of intangible assets	22	22
Stock-based compensation	418	834
Equity compensation for bonus awards and consulting services	46	-
Unrealized gain on marketable equity securities	-	(121)
Change in fair value of contingent consideration	3,312	(18,307)
Impairment loss	-	4,950
Loss on disposal of discontinued operations	-	1,521
Impairment loss on held for sale assets	169	1,283
Changes in operating assets and liabilities:
Accounts receivable	323	111
Prepaid expenses and other assets	(62)	619
Accounts payable and accrued liabilities	854	(2,662)
Lease assets and liabilities	(96)	(33)
Net cash used in operating activities	(3,830)	(8,300)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress and purchases of furniture and equipment	(24)	-
Cash sold in discontinued operations (Note 11)	-	(1,372)
Net cash used in investing activities	(24)	(1,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of financing lease obligations	-	(28)
Net cash used in financing activities	-	(28)

NET CHANGE IN CASH, CASH EQUIVALENTS (INCLUDES DISCONTINUED OPERATIONS) AND RESTRICTED CASH	(3,854)	(9,700)

CASH, CASH EQUIVALENTS (INCLUDES DISCONTINUED OPERATIONS) AND RESTRICTED CASH, BEGINNING	11,132	23,203
CASH, CASH EQUIVALENTS (INCLUDES DISCONTINUED OPERATIONS) AND RESTRICTED CASH, ENDING	$7,278	$13,503

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Construction in progress, machinery and equipment purchases included in accounts payable and accrued liabilities	$123	$27
Accretion of Series A convertible preferred stock	$206	$230

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of the Business

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

As a result of the divestiture of Razor, the Company has reflected the operations of Razor as a discontinued operation. See Note 11, “Discontinued Operations of Razor” for additional information.

Going Concern

Oncocyte has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $299.0 million as of March 31, 2024. Oncocyte expects to continue to incur operating losses and negative cash flows for the foreseeable future. Since its formation, Oncocyte has financed its operations primarily through the sale of shares of its common stock, convertible preferred stock and warrants to acquire common stock. As of March 31, 2024, Oncocyte had $5.6 million of cash and cash equivalents.

As of March 31, 2024, Oncocyte is completing clinical development and planning commercialization of DetermaIO, although DetermaIO is currently available for biopharma diagnostic development and research use only as a companion test in immunotherapy drug development to select patients for clinical trials. Oncocyte received a positive coverage decision from MolDx for VitaGraft Kidney in August of 2023, and it became commercially available for ordering in January 2024 through Oncocyte’s CLIA Laboratory in Nashville, Tennessee. VitaGraft Kidney is now broadly available to transplant professionals upon request. While Oncocyte plans to primarily market its laboratory tests in the United States through its own sales force, it is also beginning to make marketing arrangements with distributors in other countries. In order to reduce capital needs and to expedite the commercialization of any new laboratory tests that may become available for clinical use, Oncocyte may also pursue marketing arrangements with other diagnostic companies through which Oncocyte might receive licensing fees and royalty on sales, or through which it might form a joint venture to market its tests and share in net revenues, in the United States or abroad.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 5, 2024, the Company entered into an agreement to collaborate in the development and the commercialization of research use only and in vitro diagnostics kitted transplant products. See Note 12, “Subsequent Events” for additional information.

On April 11, 2024, the Company entered into a private placement securities purchase agreement with certain accredited investors. The resulting net proceeds were approximately $9.9 million, after deducting offering expenses of $529,000 and for the redemption of all remaining shares of our Series A Redeemable Convertible Preferred Stock in the amount of $5.4 million (see Note 7). See Note 12, “Subsequent Events” for additional information.

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

Accounting Principles

The consolidated financial statements and accompanying notes are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”).

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated interim financial statements presented herein have been prepared in accordance with GAAP for financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In accordance with those rules and regulations, certain information and footnote disclosures normally included in comprehensive consolidated financial statements may have been condensed or omitted. The consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements at that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Oncocyte’s Annual Report on Form 10-K for the year ended December 31, 2023. The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments of a normal recurring nature necessary for a fair presentation of Oncocyte’s financial condition and results of operations. The consolidated results of operations are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

We have reflected the operations of Razor as discontinued operations for the periods presented. See Note 11 for further information. Amounts and disclosures throughout these notes to consolidated financial statements relate solely to continuing operations and exclude all discontinued operations, unless otherwise noted. Discontinued operations comprise activities that were disposed of or discontinued at the end of the period, represent a separate major line of business that can be clearly distinguished for operational and financial reporting purposes and represent a strategic business shift having a major effect on the Company’s operations and financial results according to ASC Topic 205, Presentation of Financial Statements.

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prior Period Revisions

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2023, the Company recorded certain adjustments that impact previously reported financial statement amounts from the period ended March 31, 2023. As further discussed below in Note 2, “Revenue Recognition – Laboratory Developed Test Services – Allowance for Credit Losses,” as a result of the January 1, 2023 adoption of the new current expected credit loss accounting policy, the Company adjusted its accounts receivable. In addition, the Company reclassified cash sold in discontinued operations from an operating cash outflow to an investing cash outflow. See Note 11, “Discontinued Operations of Razor” for additional information. The following are the relevant line items from the Company’s prior period consolidated financial statements illustrating the effect of the revisions to the period presented:

	For the Period Ended March 31, 2023
	As Previously Reported	Adjustment	As Adjusted
	(In thousands)
Balance Sheet:
Accounts receivable, net at January 1, 2023 (Note 2)	$2,012	$(1,419)	$593
Accumulated deficit at January 1, 2023	$(260,676)	$(1,419)	$(262,095)
Total Shareholders’ equity at January 1, 2023	$34,292	$(1,419)	$32,873
Statement of Cash Flows:
Loss on disposal of discontinued operations	$149	$1,372	$1,521
Net cash used in operating activities	$(9,672)	$1,372	$(8,300)
Cash sold in discontinued operations (Note 11)	$-	$(1,372)	$(1,372)
Net cash used in investing activities	$-	$(1,372)	$(1,372)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates estimates which are subject to significant judgment, including, but not limited to, valuation methods used, assumptions requiring the use of judgment to prepare financial projections and forecasted financial information, timing of potential commercialization of acquired in-process intangible assets, applicable discount rates, probabilities of the likelihood of multiple outcomes of certain events related to contingent consideration, comparable companies or transactions, determination of fair value of the assets acquired and liabilities assumed (including those relating to contingent consideration), the carrying value of goodwill and other intangibles, impairments, assumptions related to going concern assessments, revenue recognition, allocation of direct and indirect expenses, useful lives associated with long-lived intangible and other assets, key assumptions in operating and financing leases including incremental borrowing rates, loss contingencies, valuation allowances related to deferred income taxes, allowances for credit losses, and assumptions used to value stock-based awards and other equity instruments. These assessments are made in the context of information reasonably available to Oncocyte. Actual results may differ materially from those estimates.

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

● Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Management estimates include certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs, including the entity’s own assumptions in determining fair value.

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

In determining fair value, Oncocyte utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. For the periods presented, Oncocyte has no financial assets recorded at fair value on a recurring basis, except for money market funds. These assets are measured at fair value using the period-end quoted market prices as a Level 1 input.

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash, Cash Equivalents and Restricted Cash

Oncocyte considers all highly liquid securities with original maturities of three months or less when purchased to be cash equivalents. For the periods presented, Oncocyte’s cash equivalents are comprised of investments in AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper and securities issued or guaranteed by the U.S. government or its agencies. Restricted cash relates to a bank letter of credit required under our office lease arrangement, refer to Note 6 for additional information.

Marketable Equity Securities

Oncocyte accounts for shares of public common stock it may hold as marketable equity securities in accordance with ASC 321-10, Investments – Equity Securities, as the shares have a readily determinable fair value quoted on national stock exchange. The securities are measured at fair value, with related gains and losses in the value of such securities recorded in the consolidated statements of operations in other income/expense, and are reported as current assets on the consolidated balance sheet based on the closing trading price of the security as of the date being presented. During the fourth quarter of 2023, Oncocyte sold its remaining marketable equity securities for an aggregate realized loss of approximately $1.4 million. During the three months ended March 31, 2023, Oncocyte recorded an unrealized gain on marketable equity securities of $121,000.

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has entered into various agreements to sell laboratory equipment. As a result, the Company classified the equipment as held for sale current assets in the consolidated balance sheets, as all the criteria of ASC subtopic 360-10, Property, Plant, and Equipment had been met. The equipment was written down to its fair value, less cost to sell, the remainder of which was $61,000 and $139,000 as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024 and 2023, the Company recorded an impairment loss on held for sale assets of $169,000 and $1.3 million, respectively, in the consolidated statements of operations.

Discontinued operations comprise activities that were disposed of, discontinued or held for sale at the end of the period, represent a separate major line of business that can be clearly distinguished for operational and financial reporting purposes and represent a strategic business shift having a major effect on the Company’s operations and financial results according to ASC Topic 205, Presentation of Financial Statements. Razor has been reflected as a discontinued operation in the 2023 consolidated financial statements. See Note 11, “Discontinued Operations of Razor” for additional information.

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

Intangible Assets

In accordance with ASC 350, Intangibles – Goodwill and Other, IPR&D projects acquired in a business combination that are not complete as of the acquisition date are capitalized and accounted for as indefinite-lived intangible assets until completion or abandonment of the related research and development efforts. Upon successful completion of the project, the capitalized amount is amortized over its estimated useful life. If a project is abandoned, all remaining capitalized amounts are written off immediately. Oncocyte considers various factors and risks for potential impairment of IPR&D assets, including the current legal and regulatory environment and the competitive landscape. Adverse clinical trial results, significant delays or inability to obtain local coverage determination (“LCD”) from the Centers for Medicare and Medicaid Services (“CMS”) for Medicare reimbursement for a diagnostic test, the inability to bring a diagnostic test to market and the introduction or advancement of competitors’ diagnostic tests could result in partial or full impairment of the related intangible assets. Consequently, the eventual realized value of the IPR&D project may vary from its fair value at the date of acquisition, and IPR&D impairment charges may occur in future periods. During the period between completion or abandonment, the IPR&D assets will not be amortized but will be tested for impairment on an annual basis and between annual tests if Oncocyte becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts.

Oncocyte does not have intangible assets with indefinite useful lives other than the acquired IPR&D discussed in Note 5, which as of March 31, 2024, has been partially impaired.

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill, similar to IPR&D, is not amortized but is tested for impairment at least annually, or if circumstances indicate that it is more-likely-than-not that the carrying value of the associated reporting unit exceeds its fair value. Qualitative factors considered in this assessment include industry and market conditions, overall financial performance, and other relevant events and factors affecting Oncocyte’s business. Based on the qualitative assessment, if it is determined that the fair value of goodwill is more-likely-than-not to be less than its carrying amount, the fair value of a reporting unit will be calculated and compared with its carrying amount and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value. Oncocyte continues to operate in one segment and considered to be the sole reporting unit and, therefore, goodwill is tested for impairment at the enterprise level, when applicable.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with ASC 350, we review and evaluate our long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that we may not recover their net book value. When applicable, we test goodwill for impairment on an annual basis in the fourth quarter of each year, and between annual tests, if indicators of potential impairment exist, using a fair-value approach. We typically use an income method to estimate the fair value of these assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates). Estimates utilized in the projected cash flows include consideration of macroeconomic conditions, overall category growth rates, competitive activities, cost containment and margin expansion, Company business plans, the underlying product or technology life cycles, economic barriers to entry, and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

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

Leases

Oncocyte accounts for leases in accordance with ASC 842, Leases. Oncocyte determines if an arrangement is a lease at inception. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. Under the available practical expedients for the adoption of ASC 842, Oncocyte accounts for the lease and non-lease components as a single lease component. Oncocyte recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months in the consolidated balance sheet. ROU assets represent the right to use an underlying asset during the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most leases do not provide an implicit rate, Oncocyte uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Oncocyte uses the implicit rate when it is readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that Oncocyte will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating leases include office leases and related ROU lease liabilities, current and long-term, in the consolidated balance sheets. Financing leases include machinery and equipment and related financing lease liabilities, current and long-term, in the consolidated balance sheets. Oncocyte discloses the amortization of our operating lease ROU assets and payments as a net amount in the consolidated statements of cash flows. Based on the available practical expedients under the standard, Oncocyte elected not to capitalize leases that have terms of twelve months or less. Oncocyte has entered into various operating leases in accordance with ASC 842 as further discussed in Note 6.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

After all relevant assessments, Oncocyte concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. Based on the above guidance and, among other factors, the fact that our warrants cannot be cash settled under any circumstance but require share settlement, all of our outstanding warrants meet the equity classification criteria and have been classified as equity. Refer to Note 7 for details about our outstanding warrants.

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents consolidated revenues by service:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Pharma Services	$154	$297
Laboratory developed test services	22	-
Total	$176	$297

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

As of March 31, 2024 and December 31, 2023, Oncocyte had accounts receivable from Pharma Services customers of $163,000 and $488,000, respectively.

Allowance for Credit Losses

Oncocyte establishes an allowance for credit losses based on the evaluation of the collectability of its Pharma Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, reasonable and supportable forecast that affect the collectability of the reported amount, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. Oncocyte continuously monitors collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the credit loss reserve accounts. As of March 31, 2024 and December 31, 2023, we had an allowance for credit losses of $2,000 and $5,000, respectively, related to Pharma Services.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2024 and December 31, 2023, Oncocyte had no accounts receivable from Medicare and Medicare Advantage covered DetermaRx tests. Laboratory Developed Test Services revenue recorded during the three months ended March 31, 2024 was the result of payments received.

Allowance for Credit Losses

We maintained an allowance for credit losses related to Laboratory Developed Test Services at an amount we estimated to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. We based this allowance, in the aggregate, on historical collection experience, age of receivables and general economic conditions, as well as specific identification of uncollectible accounts. We initially established an allowance in 2022 in connection with remaining Medicare and Medicare Advantage account balances and continued to add to the allowance as appropriate. In the first quarter of 2023, in connection with the adoption of the new current expected credit loss model, the Company determined that the Medicare and Medicare Advantage accounts receivable net balance of approximately $1.4 million was uncollectible and should therefore be written-off as of the adoption date, January 1, 2023. As of March 31, 2024 and December 31, 2023, we had no allowance for credit losses related to Laboratory Developed Test Services. The 2023 allowance for credit losses activity included a beginning balance of $154,000, no credit loss provisions, and the full write-off to an ending balance of zero as of March 31, 2023.

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenues and Concentrations of Credit Risk

The following table presents the percentage of consolidated revenues by service:

	Three Months Ended
	March 31,
	2024	2023
Pharma Services	88%	100%
Laboratory developed test services	12%	0%
Total	100%	100%

The following table presents the percentage of consolidated revenues generated by unaffiliated customers, based on the respective periods presented, that individually represented greater than ten percent of consolidated revenues:

	Three Months Ended
	March 31,
	2024	2023
Pharma services - Company A	62%	46%
Pharma services - Company B	26%	28%
Pharma services - Company C	*	11%
Pharma services - Company D	*	11%
Laboratory developed test services	12%	*

*	Less than 10%

The following table presents the percentage of consolidated revenues attributable to geographical locations, based on country of domicile:

	Three Months Ended
	March 31,
	2024	2023
United States – Pharma Services	0%	41%
Outside of the United States – Pharma Services	88%	59%
United States – Laboratory developed test services	12%	0%
Total	100%	100%

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

Two Pharma Services customers individually represented approximately 67% and 20% of accounts receivable as of March 31, 2024. Two Pharma Services customers individually represented approximately 79% and 13% of accounts receivable as of December 31, 2023.

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Oncocyte estimates the fair value of stock-based payment awards on the grant date and recognizes the resulting fair value over the requisite service period, which is generally a four-year vesting period. For stock-based awards that vest only upon the attainment of one or more performance goals set by Oncocyte at the time of the grant (sometimes referred to as milestone vesting), compensation cost is recognized if and when Oncocyte determines that it is probable that the performance condition or conditions will be, or have been, achieved. Oncocyte uses the Black-Scholes option pricing model for estimating the fair value of time-based options granted under Oncocyte’s equity plans. The fair value of each restricted stock unit (“RSU”) or award is determined by the product of the number of units or shares granted and the grant date market price of the underlying common stock. Oncocyte has elected to treat stock-based payment awards with graded vesting schedules and time-based service conditions as a single award and recognizes stock-based compensation ratably on a straight-line basis over the requisite service period. Options have a maximum contractual term of ten years. Forfeitures are accounted for as they occur. Refer to Note 8 for additional information.

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

All excess tax benefits and tax deficiencies from stock-based compensation awards accounted for under ASC 718 are recognized as income tax benefit or expense, respectively, in the statements of operations. An excess income tax benefit arises when the tax deduction of a share-based award for income tax purposes exceeds the compensation cost recognized for financial reporting purposes and, a tax deficiency arises when the compensation cost exceeds the tax deduction. Because Oncocyte has a full valuation allowance for all periods presented (see Note 2, “Income Taxes”), there was no impact to Oncocyte statements of operations for any excess tax benefits or deficiencies, as any excess benefit or deficiency would be offset by the change in the valuation allowance.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Retirement Plan

Oncocyte has an employee savings and retirement plan under Section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan in which eligible employees may elect to have a percentage of their compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. During the three months ended March 31, 2024 and 2023, Oncocyte’s total contributions to the plan were $70,000 and $97,000.

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

Oncocyte did not record any provision or benefit for income taxes for the three months ended March 31, 2024 and 2023, as Oncocyte had a full valuation allowance for the periods presented.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Oncocyte established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carry-forwards and other deferred tax assets.

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Oncocyte will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2024 and December 31, 2023. Oncocyte is not aware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation as of March 31, 2024. Oncocyte is currently unaware of any tax issues under review. As of March 31, 2024 and December 31, 2023, the Company had unrecognized tax benefits totaling $2.3 million.

On January 19, 2024, the House Ways and Means Committee approved the Tax Relief for American Families and Workers Act of 2024. The legislation includes, but is not limited to, retroactive delay of the Section 174 R&D domestic capitalization requirements, extension of 100-percent bonus depreciation through 2025, and updates to the interest expense limitation. These provisions may impact the 2024 income taxes, accordingly, the Company will continue to monitor the legislative activity.

Net (Loss) Income Per Common Share

Basic (loss) income per share is computed by dividing the net (loss) income applicable to common stockholders after deducting cumulative unpaid dividends and accretion of the preferred stock, by the weighted average number of shares of common stock outstanding during the year. Diluted (loss) income per share is computed by dividing the net (loss) income applicable to common stockholders after deducting cumulative unpaid dividends and accretion of the preferred stock, by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method or the if-converted method, or the two-class method for participating securities, whichever is more dilutive. Potential common shares are excluded from the computation if their effect is antidilutive.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2024, all common stock equivalents are antidilutive because Oncocyte reported a net loss. The following table presents the calculation of basic and diluted (loss) income per share of common stock:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands, except per share data)
Numerators:
(Loss) income from continuing operations	$(9,129)	$5,959
Accretion of Series A redeemable convertible preferred stock	(206)	(230)
Undistributed earnings from continuing operations allocated to participating securities	-	(830)
Net (loss) income from continuing operations - basic and diluted(1)	$(9,335)	$4,899

Loss from discontinued operations	$-	$(2,926)
Undistributed losses from discontinued operations allocated to participating securities	-	424
Net loss from discontinued operations - basic and diluted(1)	$-	$(2,502)

Net (loss) income	$(9,129)	$3,033
Accretion of Series A redeemable convertible preferred stock	(206)	(230)
Undistributed earnings/losses allocated to participating securities	-	(406)
Net (loss) income attributable to common stockholders - basic and diluted(1)	$(9,335)	$2,397

Denominators:
Weighted average shares outstanding - basic	8,264	5,958
Dilutive potential common shares:
RSUs	-	5
Weighted average shares outstanding - diluted	8,264	5,963

Net (loss) income from continuing operations per share - basic and diluted	$(1.13)	$0.82
Net loss from discontinued operations per share - basic and diluted	$-	$(0.42)
Net (loss) income attributable to common stockholders per share - basic and diluted	$(1.13)	$0.40

Anti-dilutive potential common shares excluded from the computation of diluted net (loss) income per common share:
Stock options	515	618
RSUs	5	11
Warrants	773	13
Series A redeemable convertible preferred stock	5	-
Total	1,298	642

(1)	The additional 2023 dilutive adjustments for undistributed earnings/losses allocated to participating securities had no impact on income (loss) or the resulting diluted per share calculations.

Recent Accounting Pronouncements

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

There were three milestones comprising the Milestone Contingent Consideration, collectively referred to as the Milestones, in connection with the Insight Merger which Oncocyte valued and recorded as part of Contingent Consideration as of the Insight Merger Date (see table below), which consisted of (i) a payment for clinical trial completion and related data publication (“Milestone 1”), (ii) a payment for an affirmative final LCD from CMS for a specified lung cancer test (“Milestone 2”), and (iii) a payment for achieving specified CMS reimbursement milestones (“Milestone 3”). If achieved, any respective Milestone will be paid at the contractual value shown below, with the payment made either in cash or in shares of Oncocyte common stock as determined by Oncocyte. There can be no assurance that any of the Milestones will be achieved.

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Contingent Consideration after the Insight Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s consolidated statements of operations. Since December 2023, Milestone 1 is not expected to be paid and is excluded from the current fair value. Durning 2024, based on Oncocyte’s reassessment of significant assumptions, there was a decrease of approximately $60,000 to the fair value of the Contingent Consideration primarily attributable to revised estimates of the possible future payouts and, accordingly, this decrease was recorded as change in fair value of contingent consideration in the consolidated statement of operations for the three months ended March 31, 2024.

Oncocyte uses a discounted cash flow valuation technique to determine the fair value of its Level 3 contingent consideration liabilities. The significant unobservable inputs used in Insight’s contingent consideration valuation on March 31, 2024, included: (i) a discount period, based on the expected milestone payment dates, ranging from 1.25 years to 1.5 years, (ii) a discount rate of 16.2%, and (iii) a management probability estimate of 25% to 50%. The significant unobservable inputs used on March 31, 2023, included: (i) a discount period, based on the expected milestone payment dates, ranging from .75 years to 1.0 years, (ii) a discount rate of 17.3%, and (iii) a management probability estimate of 15% to 75%. Changes to significant unobservable inputs to different amounts could result in a significantly higher or lower fair value measurement at the reporting date.

The following tables reflect the activity for the Insight Contingent Consideration measured at fair value using Level 3 inputs:

Fair Value
(In thousands)
Balance at December 31, 2022	$5,370
Change in estimated fair value	(2,220)
Balance at March 31, 2023	$3,150

Balance at December 31, 2023	$2,040
Change in estimated fair value	(60)
Balance at March 31, 2024	$1,980

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

The fair value of the Chronix Contingent Consideration after the Chronix Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s consolidated statements of operations. During 2024, based on Oncocyte’s reassessment of significant assumptions, there was an increase of approximately $3.4 million to the fair value of the Contingent Consideration primarily attributable to revised estimates of the possible future payouts and, accordingly, this increase was recorded as a change in fair value of contingent consideration in the consolidated statement of operations for the three months ended March 31, 2024.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Oncocyte uses a discounted cash flow valuation technique to determine the fair value of its Level 3 contingent consideration liabilities. The significant unobservable inputs used in Chronix’s contingent consideration valuation on March 31, 2024, included: (i) a discount period, based on the related patent expiration dates, ranging from 9.6 years to 11.5 years, (ii) a discount rate of 14.6% to 15.6%, and (iii) a payout percentage of 10% based on the earnout provision. The significant unobservable inputs used on March 31, 2023, included: (i) a discount period, based on the related patent expiration dates, ranging from 10.9 years to 12.7 years, (ii) a discount rate of 16.9% to 18.3%, and (iii) a payout percentage of 10% based on the earnout provision. Changes to significant unobservable inputs to different amounts could result in a significantly higher or lower fair value measurement at the reporting date.

The following tables reflect the activity for the Chronix Contingent Consideration measured at fair value using Level 3 inputs:

Fair Value
(In thousands)
Balance at December 31, 2022	$40,292
Change in estimated fair value	(16,087)
Balance at March 31, 2023	$24,205

Balance at December 31, 2023	$37,860
Change in estimated fair value	3,372
Balance at March 31, 2024	$41,232

4. Right-Of-Use and Financing Lease Assets, Net, Machinery and Equipment, Net, and Construction in Progress

Right-of-use and financing lease assets, net, machinery and equipment, net, and construction in progress were as follows:

	March 31,	December 31,
	2024	2023
	(In thousands)
Right-of-use and financing lease assets	$4,187	$4,036
Machinery, equipment and leasehold improvements	7,353	6,909
Accumulated depreciation and amortization	(6,136)	(6,235)
Right-of-use and financing lease assets and machinery and equipment, net	5,404	4,710
Construction in progress	323	726
Total	$5,727	$5,436

Fixed asset depreciation and amortization expense amounted to $313,000 and $450,000 for the three months ended March 31, 2024 and 2023, respectively.

5. Intangible Assets, Net

As part of the Insight and Chronix acquisitions completed on January 31, 2020 and April 15, 2021, respectively, the Company has acquired IPR&D and customer relationships (see Note 3).

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The MPEEM valuation approach is a discounted cash flow valuation technique and was used to determine the Level 3 fair value of Insight’s IPR&D discussed above. The significant unobservable inputs used as of March 31, 2023, included: (i) a discount period of 20.0 years, based on the expected life of patent, (ii) a royalty rate of 0.3%, and (iii) a weighted average cost of capital rate of 30.0%. This valuation approach yielded a fair value of $9.7 million as of March 31, 2023. As market conditions change, the Company will re-evaluate assumptions used in the determination of fair value for IPR&D and is uncertain to the extent of the volatility in the unobservable inputs in the foreseeable future. Refer to Note 2, “Intangible Assets” for additional IPR&D information.

Intangible assets, net, consisted of the following:

	March 31,	December 31,
	2024	2023
	(In thousands)
Intangible assets:
Acquired IPR&D - DetermaIOTM (1)	$9,700	$9,700
Acquired IPR&D - DetermaCNI™ and VitaGraft™ (2)	46,800	46,800

Intangible assets subject to amortization:
Acquired intangible assets - customer relationship	440	440
Total intangible assets	56,940	56,940
Accumulated amortization - customer relationship(3)	(367)	(345)
Intangible assets, net	$56,573	$56,595

(1)	See Note 3 for information on the Insight Merger.
(2)	See Note 3 for information on the Chronix Merger.
(3)	Amortization of intangible assets is included in “Cost of revenues – amortization of acquired intangibles” on the consolidated statements of operations because the intangible assets pertain directly to the revenues generated from the acquired intangibles.

Intangible asset amortization expense amounted to $22,000 for the three months ended March 31, 2024 and 2023.

Future amortization expense of intangible assets subject to amortization is as follows:

Amortization
(In thousands)
Year ending December 31,
2024	$66
2025	7
$73

6. Commitments and Contingencies

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Oncocyte has provided the lessor with a security deposit in the amount of $150,000 and a letter of credit in the amount of $1.7 million. The lessor may apply the security deposit, in whole or in part, for the payment of rent and any other amount that Oncocyte is or becomes obligated to pay under the Irvine Lease but fails to pay when due and beyond any cure period. The lessor may draw on the letter of credit from time to time to pay any amount that is unpaid and due, or if the original issuing bank notifies the lessor that the letter of credit will not be renewed or extended for the period required under the Irvine Lease and Oncocyte fails to timely provide a replacement letter of credit, or an event of default under the Irvine Lease occurs and continues beyond the applicable cure period, or if certain insolvency or bankruptcy or insolvency with respect to Oncocyte occur. Oncocyte is required to restore any portion of the security deposit that is applied by the lessor to payments due under the Irvine Lease, and Oncocyte is required to restore the amount available under the letter of credit to the required amount if any portion of the letter of credit is drawn by the lessor. The Irvine Lease provides that commencing on the 34th month of the Term, (a) the amount of the letter of credit that Oncocyte is required to maintain shall be reduced on a monthly basis, in equal installments, to amortize the required amount to zero at the end of the Term, and (b) Oncocyte has the right to cancel the letter of credit at any time if it meets certain market capitalization and balance sheets thresholds; provided, in each case, that Oncocyte is not in then default under the Irvine Lease beyond any applicable notice and cure period and the lessor has not determined that an event exists that would lead to an event of default. As of March 31, 2024, to date, Oncocyte is not in default based on any provision of the Irvine Lease, however, neither provision discussed in the preceding are currently available to Oncocyte based on the lessor’s related rights.

To obtain the letter of credit, Oncocyte has provided the issuing bank with a restricted cash deposit that the bank will hold to cover its obligation to pay any draws on the letter of credit by the lessor. The restricted cash may not be used for any other purpose, accordingly, Oncocyte has reflected $1.7 million as restricted cash in the accompanying consolidated balance sheets.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Sublease Agreement provides that, from and after the Commencement Date, Subtenant will pay to the Company monthly base rent in the following amounts: (i) $36,850 for rental periods beginning on the Commencement Date and ending on or before December 31, 2024 (subject to adjustment in the event that Subtenant exercises its option to accelerate the Expansion Date, such that the Expansion Period begins prior to December 31, 2024); (ii) $37,955 for rental periods beginning on or after January 1, 2025 and ending on or before June 20, 2025 (subject to adjustment in the event that Subtenant exercises its option to accelerate the Expansion Date, such that the Expansion Period begins prior to June 20, 2025); (iii) $75,844 for rental periods beginning on or after July 1, 2025 and ending on or before December 31, 2025; (iv) $78,188 for rental periods beginning on or after January 1, 2026 and ending on or before December 31, 2026; and (v) $80,534 for rental periods beginning on or after January 1, 2027 and ending on or before October 31, 2027.

Following the Commencement Date, Subtenant will be responsible for the payment of Additional Rent, including Expenses and Taxes (as each such term is defined in the Irvine Lease), provided that, with respect to the Initial Period, Subtenant will be responsible for only 50% of the Expenses and Taxes due. In addition, Subtenant will pay the Company a security deposit in the amount of $101,987 in connection with the transactions contemplated by the Sublease Agreement.

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The office and facilities leases discussed above are operating leases under ASC 842 and are included in the tables below. The tables below provide the amounts recorded in connection with the application of ASC 842 for Oncocyte’s operating and financing leases (see Note 2 for additional policy information).

Financing Lease

As of March 31, 2024 and December 31, 2023, Oncocyte had no financing lease obligations. Previously, we had one such lease for certain laboratory equipment, which was paid in full during 2023. Oncocyte’s lease obligations were collateralized by the equipment financed under the lease schedule.

Operating and Financing Leases

The following table presents supplemental balance sheet information related to operating and financing leases:

	March 31,	December 31,
	2024	2023
	(In thousands)
Operating lease
Right-of-use assets, net	$2,199	$1,637

Right-of-use lease liabilities, current	$821	$628
Right-of-use lease liabilities, noncurrent	2,412	2,102
Total operating lease liabilities	$3,233	$2,730

Financing lease
Machinery and equipment	$537	$537
Accumulated depreciation	(537)	(537)
Machinery and equipment, net	$-	$-

Weighted average remaining lease term:
Operating lease	3.4 years	3.7 years

Weighted average discount rate:
Operating lease	10.38%	11.31%

Future minimum lease commitments are as follows:

Operating
Leases
(In thousands)
Year Ending December 31,
2024	$834
2025	1,144
2026	1,182
2027	696
Total minimum lease payments	3,856
Less amounts representing interest	(623)
Present value of net minimum lease payments	$3,233

The following table presents supplemental cash flow information related to operating and financing leases:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Cash paid for amounts included in the measurement of financing lease liabilities:
Operating cash flows from operating leases	$272	$286
Operating cash flows from financing leases	-	$3
Financing cash flows from financing leases	-	$28

The Company incurred total lease cost, including short-term lease expenses, of $92,000 and $263,000, which was net of sublease income of $173,000 and 12,000, for the three months ended March 31, 2024 and 2023, respectively.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Employment Contracts

Oncocyte has entered into employment and severance benefit contracts with certain executive officers. Under the provisions of the contracts, Oncocyte may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives. As of March 31, 2024 and December 31, 2023, Oncocyte has accrued approximately $2.4 million and $2.5 million, respectively, in severance obligations for certain executive officers, in accordance with the severance benefit provisions of their respective employment and severance benefit agreements, primarily related to Oncocyte’s acquisition of Chronix in 2021. For the periods presented, management has classified the $2.3 million accrued severance obligations related to the Chronix acquisition as current based on our expectations of the timing of product commercialization and subsequent revenues that trigger the payouts.

Indemnification

In the normal course of business, Oncocyte may provide indemnification of varying scope under Oncocyte’s agreements with other companies or consultants, typically Oncocyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Oncocyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Oncocyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Oncocyte’s diagnostic tests. Oncocyte’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from Oncocyte’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or license agreement to which they relate. The Razor Stock Purchase Agreement also contains provisions under which Oncocyte has agreed to indemnify Razor and Encore Clinical, Inc., a former stockholder of Razor, from losses and expenses resulting from breaches or inaccuracy of Oncocyte’s representations and warranties and breaches or nonfulfillment of Oncocyte’s covenants, agreements, and obligations under the Razor Stock Purchase Agreement. Oncocyte periodically enters into underwriting and securities sales agreements with broker-dealers in connection with the offer and sale of Oncocyte securities. The terms of those underwriting and securities sales agreements include indemnification provisions pursuant to which Oncocyte agrees to indemnify the broker-dealers from certain liabilities, including liabilities arising under the Securities Act, in connection with the offer and sale of Oncocyte securities. The potential future payments Oncocyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, Oncocyte has not been subject to any claims or demands for indemnification. Oncocyte also maintains various liability insurance policies that limit Oncocyte’s financial exposure. As a result, Oncocyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, Oncocyte has not recorded any liabilities for these agreements as of March 31, 2024 and December 31, 2023.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Series A Redeemable Convertible Preferred Stock and Shareholders’ Equity

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

The Series A Preferred Stock is convertible into shares of the Company’s common stock at any time at the holder’s option. The conversion price will be subject to customary anti-dilution adjustments for matters such as stock splits, stock dividends and other distributions on our common stock, and recapitalizations. A holder is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the shares of our common stock then issued and outstanding (provided a holder may elect, at the first closing, to increase such beneficial ownership limitation solely as to itself up to 19.99% of the number of shares of our common stock outstanding immediately after giving effect to the conversion, provided further that following the receipt of shareholder approval required by applicable Nasdaq rules with respect to the issuance of common stock that would exceed the beneficial ownership limitation, such beneficial ownership limitation will no longer apply to the holder if the holder notified the Company that the holder wishes the Company to seek such shareholder approval). On July 15, 2022, the Company received such shareholder approval to remove the beneficial ownership limitation with respect to the Series A Preferred Stock held by Broadwood Partners, L.P. (“Broadwood”). The Company may force the conversion of up to one-third of the shares of Series A Preferred Stock originally issued, subject to customary equity conditions, if the daily volume weighted average price of our common stock for 20 out of 30 trading days exceeds 140% of the conversion price and on 20 out of the same 30 trading days the daily trading volume equals or exceeds 20,000 shares of our common stock. The Company may only effect one forced conversion during any 30-trading day period.

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Shares of Series A Preferred Stock are entitled to receive cumulative dividends at a rate per share (as a percentage of stated value) of 6% per annum, payable quarterly in cash or, at our option, by accreting such dividends to the stated value. As of March 31, 2024, the Company has elected to accrete dividends of $557,000, net of the April 2023 redemption, with respect to shares of Series A Preferred Stock.

The Company is required to redeem, for cash, the shares of Series A Preferred Stock on the earlier to occur of (1) April 8, 2024, (2) the commencement of certain a voluntary or involuntary bankruptcy, receivership, or similar proceedings against the Company or its assets, (3) a Change of Control Transaction (as defined herein) and (4) at the election and upon notice of 51% in interest of the holders, if the Company fails to meet the Cash Minimum Requirement. A “Change of Control Transaction” means the occurrence of any of (a) an acquisition by an individual or legal entity or “group” (as described in Rule 13d-5(b)(1) promulgated under the Securities Exchange Act) of effective control (whether through legal or beneficial ownership of capital stock of the Company, by contract or otherwise) of in excess of 50% of the voting securities of the Company (other than by means of conversion of Series A Preferred Stock), (b) the Company merges into or consolidates with any other person, or any person merges into or consolidates with the Company and, after giving effect to such transaction, the stockholders of the Company immediately prior to such transaction own less than 50% of the aggregate voting power of the Company or the successor entity of such transaction, or (c) the Company sells or transfers all or substantially all of its assets to another person. Additionally, the Company has the right to redeem the Series A Preferred Stock for cash upon 30 days prior notice to the holders; provided if the Company undertakes a capital raise in connection with such redemption, the Investors will have the right to participate in such financing. On April 5, 2023, the Company redeemed 1,064 shares of the Series A Preferred Stock for approximately $1.1 million (see “Common Stock – April 2023 Offering” below). In connection with the April 5, 2023 redemption, the Company recorded a deemed dividend of $118,000 based on the difference between the Series A Preferred Stock redemption value and carrying value.

The issuance and sale of the Series A Preferred Stock was completed pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-256650), filed with the SEC on May 28, 2021 and declared effective by the SEC on June 8, 2021, and an accompanying prospectus dated June 8, 2021 as supplemented by a prospectus supplement dated April 13, 2022.

As of March 31, 2024 and December 31, 2023, Oncocyte had 4,818, shares issued and outstanding.

In connection with the Company’s private placement as discussed in Note 12, “Subsequent Events,” the Company used approximately $5.4 million of the net proceeds to redeem the remaining 4,818 shares of its Series A Redeemable Convertible Preferred Stock on April 15, 2024.

Preferred Stock

As of March 31, 2024 and December 31, 2023, Oncocyte has 5,000,000 shares of preferred stock, no-par value, authorized. As of March 31, 2024 and December 31, 2023, Oncocyte had no shares of preferred stock issued and outstanding.

Common Stock

As of March 31, 2024 and December 31, 2023, Oncocyte has 230,000,000 shares of common stock, no-par value, authorized. As of March 31, 2024 and December 31, 2023, Oncocyte had 8,273,073 and 8,261,073 shares of common stock issued and outstanding, respectively.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company received net proceeds of approximately $32.8 million from the Underwritten Offering, which includes the April 2022 Warrants sold upon the exercise of the Underwriters’ overallotment option. The Underwritten Offering closed on April 19, 2022. Refer to Note 9, “Related Party Transactions” for additional information.

The Underwritten Offering was made pursuant to the Company’s effective “shelf” registration statement on Form S-3 (Registration No. 333-256650) filed with the SEC on May 28, 2021 and declared effective by the SEC on June 8, 2021, and an accompanying prospectus dated June 8, 2021 as supplemented by a prospectus supplement dated April 13, 2022.

April 2023 Offering

On April 3, 2023, Oncocyte entered into an agreement with certain members of the Company’s board of directors, and several institutional and accredited investors, including Broadwood, the Company’s largest shareholder, and certain members of the Company’s board of directors (and certain of their affiliated parties), relating to their purchase of an aggregate of up to 2,278,121 shares of its common stock at an offering price of $7.08 per share to board members and $6.03 per share to the other investors participating in the April 2023 Offering. The April 2023 Offering was intended to be priced at-the-market for purposes of complying with applicable Nasdaq Listing Rules. The Company issued an aggregate of 2,274,709 shares of common stock from this offering, as further discussed in Note 9, “Related Party Transactions”. The aggregate gross proceeds from the offering were approximately $13.9 million. The Company used approximately $1.1 million of the net proceeds to immediately redeem an aggregate of 1,064 shares of its Series A Preferred Stock.

Securities Purchase Agreement

On April 11, 2024, Oncocyte entered into a private placement securities purchase agreement with certain accredited investors. The gross proceeds from the private placement were approximately $15.8 million. See Note 12, “Subsequent Events” for additional information.

Restricted Stock Issuance

In August 2023, the Company issued 9,091 shares of restricted common stock in connection with an ongoing consulting service arrangement for a total fair value of $36,000. In March 2024, the Company issued 12,000 shares of restricted common stock to the same consulting firm for a total fair value of $36,000.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Purchase Warrants

As of March 31, 2024 and December 31, 2023, Oncocyte had common stock purchase warrants issued and outstanding of 773,366 and 819,767, respectively. During the quarter ended March 2024, 46,401 warrants expired. As of March 31, 2024, the outstanding warrants had exercise prices ranging from $30.60 to $109.20 per warrant, are set to expire on various dates ranging from August 2024 to October 2029, and have a weighted average remaining life of 3.02 years. Certain warrants have “cashless exercise” provisions meaning that the value of a portion of warrant shares may be used to pay the exercise price rather than payment in cash, which may be exercised under any circumstances in the case of the Bank Warrants discussed below or, in the case of certain other warrants, only if a registration statement for the warrants and underlying shares of common stock is not effective under the Securities Act or a prospectus in the registration statement is not available for the issuance of shares upon the exercise of the warrants. All of the outstanding warrants meet the equity classification criteria and have been classified as equity, refer to Note 2, “Accounting for Warrants” for additional information.

Bank Warrants

In connection with a loan that matured in September 2022 from Silicon Valley Bank (“the Bank”), in February 2017, Oncocyte issued common stock purchase warrants to the Bank (the “2017 Bank Warrants”). The Bank was issued warrants to purchase 412 shares of Oncocyte common stock at an exercise price of $97.00 per share, through February 21, 2027. In March 2017, the Bank was issued warrants to purchase an additional 366 shares at an exercise price of $109.20 per share, through March 23, 2027. In October 2019, Oncocyte issued a common stock purchase warrant to the Bank (the “2019 Bank Warrant”) entitling the Bank to purchase 4,928 shares of Oncocyte common stock at an exercise price of $33.80 per share, through October 17, 2029. The Bank may elect to exercise the 2017 Bank Warrants and the 2019 Bank Warrant on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the Bank Warrant is being exercised by (A) the excess of the fair market value of the common stock over the applicable Warrant Price, divided by (B) the fair market value of the common stock. The fair market value of the common stock will be last closing or sale price on a national securities exchange, interdealer quotation system, or over-the-counter market. These warrants meet the equity classification criteria and have been classified as equity. As of March 31, 2024, to date, no Bank Warrants have been exercised.

8. Stock-Based Compensation

Equity Incentive Plan

On August 27, 2018, Oncocyte shareholders approved a new Equity Incentive Plan (the “2018 Incentive Plan”) to replace the 2010 Stock Option Plan (the “2010 Plan”). In adopting the 2018 Incentive Plan, Oncocyte terminated the 2010 Plan and ceased to grant any additional stock options or sell any stock under restricted stock purchase agreements under the 2010 Plan; however, stock options issued under the 2010 Plan continue in effect in accordance with their terms and the terms of the 2010 Plan until the exercise or expiration of the individual options. Total remaining stock options outstanding under the 2010 Plan as of March 31, 2024 and December 31, 2023 were 16,217.

As of March 31, 2024, 1,310,000 aggregate shares of common stock were reserved for issuance under the equity incentive plans for the grant of stock options or the sale of restricted stock or for the settlement of RSUs. Oncocyte may also grant stock appreciation rights under the 2018 Incentive Plan. Upon the exercise of stock options, the sale of restricted stock, or the delivery of shares pursuant to vested RSUs, it is Oncocyte’s policy to issue new shares of common stock. The Board may amend or modify the 2018 Incentive Plan at any time, subject to any required stockholder approval. As of March 31, 2024, 462,652 shares are available for grant under the 2018 Incentive Plan.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Plan Activity

A summary of Oncocyte’s 2010 Plan and 2018 Incentive Plan activity and related information follows:

	Options				Nonvested RSUs
		Weighted	Weighted			Weighted
	Number	Average	Average Remaining	Aggregate	Number	Average Grant
	Outstanding	Exercise Price	Contractual Life	Intrinsic Value	Outstanding	Date Fair Value
	(In thousands, except weighted average amounts)
Balance at December 31, 2023	532	$24.56	8.3 years	$-	5	$4.00
Options granted	-	$-			n/a	n/a
RSUs granted	n/a	n/a			-	$-
Options exercised	-	$-		$-	n/a	n/a
RSUs vested	n/a	n/a			-	$-
Options forfeited/expired	(17)	$56.06			n/a	n/a
RSUs forfeited	n/a	n/a			-	$-
Balance at March 31, 2024	515	$23.56	8.23 years	$-	5	$4.00
Options vested and expected to vest at March 31, 2024	515	$23.56	8.23 years	$-
Options exercisable at March 31, 2024	193	$46.03	6.83 years	$-
Stock-based compensation expense for the period	$413				$5
Unrecognized stock-based compensation expense	$2,212				$4
Weighted average remaining recognition period	1.93 years				0.23 years

During the three months ended March 31, 2024, the Company did not grant any stock options. During the three months ended March 31, 2023, the Company granted 138,934 stock options with a weighted average grant date fair value of $7.34. The assumptions used to calculate the Black-Scholes grant date fair value of the time-based awards were as follows:

	Three Months Ended
	March 31,
	2024	2023
Expected life	-	6.26 years
Risk-free interest rates	-	3.72%
Volatility	-	107.64%
Dividend yield	-	0%

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

No RSUs were granted during the three months ended March 31, 2024 and 2023. The aggregate fair value of RSUs vested during the three months ended March 31, 2023 was $79,000. No RSUs vested during the three months ended March 31, 2024.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Oncocyte recorded stock-based compensation expense in the following categories on the accompanying consolidated statements of operations:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Cost of revenues	$2	$10
Research and development	207	323
Sales and marketing	42	77
General and administrative	167	406
Expense included in discontinued operations	-	18
Total	$418	$834

Total unrecognized stock-based compensation expense as of March 31, 2024 was $2.2 million, which will be amortized over a weighted average remaining recognition period of 1.93 years.

Other Information

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

9. Related Party Transactions

Financing Transactions

On April 13, 2022, Oncocyte entered into the Securities Purchase Agreement with the Investors, including Broadwood and John Peter Gutfreund, a former director of Oncocyte, for the Series A Preferred Stock offering. Each of Broadwood and Mr. Gutfreund has a direct material interest in the Series A Preferred Stock offering and agreed to purchase 5,882.35 and 1,176.48 shares, respectively, in the Series A Preferred Stock offering and on the same terms as other investors. Additionally, Halle Capital Management, L.P. received $85,000 from the Company as reimbursement for its legal fees and expenses. Mr. Gutfreund is the Managing Partner of Halle Capital Management, L.P. On April 5, 2023, Oncocyte redeemed all of the 588.23529 shares of Series A Preferred Stock held by Mr. Gutfreund for $618,672.34. Mr. Gutfreund is no longer a related party as of June 23, 2023. See Note 7 for additional information about the Series A Preferred Stock offering.

Further, on April 13, 2022, Oncocyte entered into the Underwriting Agreement with the Underwriters for the Underwritten Offering. Pursuant to the Underwritten Offering, Broadwood acquired from us (i) 261,032 shares of common stock, and (ii) 300,187 April 2022 Warrants to purchase up to 150,093 shares of common stock at an exercise price of $30.60 per share. However, the total number of shares of common stock that Broadwood purchased in the Underwritten Offering was 300,187, of which 39,154 existing shares were acquired by the underwriters in the open market and re-sold to Broadwood. Pura Vida acquired from us (i) 249,204 shares of common stock, and (ii) 286,585 April 2022 Warrants to purchase up to 143,292 shares of common stock. However, the total number of shares of common stock that Pura Vida purchased in the Underwritten Offering was 286,585, of which 37,380 existing shares were acquired by the underwriters in the open market and re-sold to Pura Vida. Halle Special Situations Fund LLC purchased from us (i) 309,976 shares of common stock, and (ii) 356,472 2022 Warrants to purchase up to 178,236 shares of common stock. Mr. Gutfreund is the investment manager and a control person of Halle Capital Partners GP LLC, the managing member of Halle Special Situations Fund LLC. However, the total number of shares of common stock that Halle Special Situations Fund LLC purchased in the Underwritten was 356,472, of which 46,496 existing shares were acquired by the underwriters in the open market and re-sold to Halle Special Situations Fund LLC. See Note 7 for additional information about the Underwritten Offering.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 11, 2024, Oncocyte entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors, including Broadwood, entities affiliated with AWM, Bio-Rad Laboratories, Inc. (“Bio-Rad”), and certain individuals, including our Chairman Andrew Arno, which provided for the issuance and sale in a private placement (the “Private Placement”) of an aggregate of 5,076,900 shares of common stock and pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 342,888 shares of common stock. The purchase price for one share of common stock was $2.9164, and the purchase price for one Pre-Funded Warrant was $2.9163. Insiders subscribed for 42,373 of the shares of common stock sold in the Private Placement, at a purchase price of $2.95 per share of common stock, which amount reflected the final closing price of the common stock on Nasdaq on the last trading day immediately prior to pricing. Broadwood purchased 2,420,000 shares of common stock for $7,057,688, entities affiliated with AWM purchased 342,889 shares of common stock and 342,889 Pre-Funded Warrants for $2,000,000, and Bio-Rad purchased 1,200,109 shares of common stock for $3,499,998. Mr. Arno purchased 33,898 shares of common stock for $100,000. Our director Andrew Last is the Executive Vice President and Chief Operating Officer of Bio-Rad. See Note 12, “Subsequent Events” for additional information.

Other Transactions

The Company previously employed the son of Andrew Arno, Chairman of the Board as its Senior Manager, Investor Relations, Corporate Planning & Development. The total compensation paid by the Company to Mr. Arno’s son since January 1, 2022 is approximately $200,000. Mr. Arno’s son is no longer an employee of the Company as of July 28, 2023.

During 2023, Oncocyte purchased $581,000 in laboratory equipment and incurred $375,000 in laboratory related expenses from Bio-Rad. During the three months ended March 31, 2024, there were no such transactions with Bio-Rad. As of March 31, 2024 and December 31, 2023, Oncocyte’s accounts payable due to Bio-Rad was zero and $206,000, respectively. Our director Andrew Last is the Executive Vice President and Chief Operating Officer of Bio-Rad.

On April 5, 2024, the Company entered into an agreement with Bio-Rad to collaborate in the development and the commercialization of research use only and in vitro diagnostics kitted transplant products (the “Collaboration Agreement”). Under the Collaboration Agreement, Bio-Rad agreed to purchase shares of our common stock equal to 9.99% of the total number of shares of common stock issued and outstanding immediately after the closing of such investment, provided that the total purchase price would not exceed $3,500,000 unless Bio-Rad chooses to exceed such limit (the “Bio-Rad Investment”). The Bio-Rad Investment was completed in connection with the Private Placement. In addition, we will pay Bio-Rad a single digit royalty payment based on certain net sales under the Collaboration Agreement, and Bio-Rad has an option for the exclusive right to promote, market and sell certain kits worldwide subject to certain conditions. If and when such option is exercised, Bio-Rad will purchase additional shares of our common stock, at then then-current market price per share, up to a specified maximum aggregate purchase price. Our director Dr. Last recused himself from all Board discussions related to transactions with Bio-Rad. See Note 12, “Subsequent Events” for additional information.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Co-Development Agreement with Life Technologies Corporation

In January 2022, Oncocyte entered into a collaboration agreement (the “LTC Agreement”) with Life Technologies Corporation, a Delaware corporation and subsidiary of Thermo Fisher Scientific (“LTC”), in order to partner in the development and collaborate in the commercialization of Thermo Fisher Scientific’s existing Oncomine Comprehensive Assay Plus and Oncocyte’s DetermaIO assay for use with LTC’s Ion TorrentTM GenexusTM Integrated Sequencer and LTC’s Ion TorrentTM GenexusTM Purification System in order to obtain in vitro diagnostic regulatory approval. In February 2023, Oncocyte entered into a Termination Agreement with LTC, pursuant to which the parties terminated the LTC Agreement. As of the termination date, Oncocyte was responsible for reimbursing LTC for $749,000 of certain development costs under the terms of the LTC Agreement, which were fully paid in 2023.

11. Discontinued Operations of Razor

On December 15, 2022, the Company entered into the Razor Stock Purchase Agreement with Dragon and Razor. Pursuant to the Razor Stock Purchase Agreement, Oncocyte agreed to sell, and Dragon agreed to purchase, 3,188,181 shares of common stock of Razor, which constitutes approximately 70% of the issued and outstanding equity interests of Razor on a fully-diluted basis. On February 16, 2023, Oncocyte completed the Razor Sale Transaction. In connection with the Razor Closing, Oncocyte transferred to Razor all of the assets and liabilities related to DetermaRx. Refer to additional Razor information in Note 1.

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

The operating results for Razor have been recorded in discontinued operations of the accompanying consolidated statement of operations and we have reclassified the remaining liabilities as discontinued operations in the accompanying balance sheets. For the three months ended March 31, 2023, discontinued operations reflect operating results of Razor up to the closing of the sale.

The Company’s consolidated balance sheets and consolidated statements of operations report discontinued operations separate from continuing operations. Our consolidated statements of comprehensive loss, statements of shareholders’ equity and statement of cash flows combined continuing and discontinued operations. A summary of financial information related to the Company’s discontinued operations is as follows.

As of December 31, 2023, the Company’s consolidated balance sheet included $45,000 in accounts payable related to discontinued operations. As of March 31, 2024, no balances remain related to Razor.

The following table represents the results of the discontinued operations of Razor:

Three Months Ended
March 31, 2023
(In thousands)
Net revenue	$421

Cost of revenues	507
Research and development	702
Sales and marketing	498
General and administrative	329
Loss from impairment of held for sale assets	1,311
Net loss from discontinued operations	$(2,926)

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes cash used related to the discontinued operations of Razor:

Three Months Ended
March 31, 2023
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(4,357)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	$(1,372)

12. Subsequent Events

Collaboration Agreement

On April 5, 2024, the Company entered into a Collaboration Agreement with Bio-Rad to collaborate in the development and the commercialization of research use only and in vitro diagnostics kitted transplant products using Bio-Rad’s ddPCR instruments and reagents. The Collaboration Agreement has a term of 10 years unless earlier terminated pursuant to customary termination provisions.

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

Additionally, the Collaboration Agreement provides Bio-Rad an option for the exclusive right to promote, market and sell IVD Kits worldwide subject to certain conditions. If and when such option is exercised, Bio-Rad will purchase additional shares of the Company’s common stock, no par value per share (“Common Stock”), at the then-current market price per share, up to a specified maximum aggregate purchase price, and the Company will manufacture and supply IVD Kits exclusively for Bio-Rad. See Note 9 for additional information.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Securities Purchase Agreement

On April 11, 2024, the Company entered into the Purchase Agreement with certain accredited investors (collectively, the “Purchasers”) for the issuance and sale in the Private Placement of an aggregate of 5,076,900 shares (the “Common Shares”) of Common Stock and Pre-Funded Warrants to purchase up to 342,888 shares of Common Stock, with an exercise price of $0.0001 per share. The purchase price for one Common Share was $2.9164, and the purchase price for one Pre-Funded Warrant was $2.9163. Certain insiders of the Company subscribed for 42,373 of the shares of Common Stock sold in the Private Placement, at a purchase price of $2.95 per share of Common Stock. The closing of the Private Placement occurred on April 15, 2024. The Purchase Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Purchasers, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions.

A holder of the Pre-Funded Warrants may not exercise any portion of such holder’s Pre-Funded Warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. See Note 9 for additional information.

In connection with the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), dated as of April 11, 2024, with the Purchasers, pursuant to which the Company agreed to prepare and file a registration statement with the SEC registering the resale of the Common Shares and the shares of Common Stock underlying the Pre-Funded Warrants no later than 30 days after the date of the Registration Rights Agreement, and to use best efforts to have the registration statement declared effective as promptly as practical thereafter, and in any event no later than 60 days following the date of the Registration Rights Agreement (or 75 days following the date of the Registration Rights Agreement in the event of a “full review” by the SEC). On May 10, 2024, the Company filed the registration statement on Form S-3 with the SEC.

The gross proceeds to the Company from the Private Placement were approximately $15.8 million, before deducting approximately $529,000 in placement agent fees and expenses and estimated offering expenses payable by the Company. The Company intends to use the net proceeds received from the Private Placement for general corporate purposes and working capital. In addition, approximately $5.4 million of the proceeds from the Private Placement was used to redeem the outstanding shares of the Company’s Series A Redeemable Convertible Preferred Stock, no par value per share (See Note 7).

Needham & Company, LLC served as the Company’s exclusive placement agent in connection with the Private Placement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our consolidated financial statements for the three months ended March 31, 2024 and 2023 included elsewhere in this Report, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. These historical consolidated financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly under Risk Factors in this Report and those Risk Factors in Part I, Item 1A of our most recent Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC. For additional information, refer to the section above entitled “Cautionary Note Regarding Forward-Looking Statements.”

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

We are continuing to develop DetermaIO, a test with promising data supporting its potential to help identify patients likely to respond to checkpoint inhibitor drugs. This new class of drugs modulate the immune response and show activity in multiple solid tumor types including non-small cell lung cancer, and triple negative breast cancer. DetermaIO is presently available for research use through our Pharma Services operations but one of our goals is to complete development of that assay and to make it available for clinical use later in 2024. We also perform other assay development and clinical testing services for pharmaceutical and biotechnology companies through our Pharma Services operations. This test is currently available as part of an early access program with leaders in the immuno-oncology field. A kitted research product format of the underlying technology began proof-of-concept development in 2023. The application of immunotherapy is a global problem, so we expect partnering opportunities for each of our products as they reach clinical maturity.

During 2021, we added to our diagnostic test pipeline VitaGraft, a blood-based solid organ transplantation monitoring test, and DetermaCNI, a patented, blood-based test from Chronix for immunotherapy monitoring. We successfully completed the technology transfer of VitaGraft to our laboratory in Nashville, Tennessee in the second quarter of 2022. The assay is analytically and clinically validated in three major solid organ transplant types (kidney, liver and heart) by peer reviewed international publications. We received a positive coverage decision from MolDx for VitaGraft Kidney in August of 2023, and it became commercially available for ordering in January 2024 through our CLIA Laboratory in Nashville, Tennessee. VitaGraft Kidney is now broadly available to transplant professionals upon request. In April 2024, we entered into an agreement to collaborate in the development and the commercialization of research use only and in vitro diagnostics kitted transplant products. See Note 12, “Subsequent Events,” to our consolidated financial statements included elsewhere in this Report for additional information.

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

Recent Developments

Collaboration Agreement

On April 5, 2024, we entered into an agreement to collaborate in the development and the commercialization of research use only and in vitro diagnostics kitted transplant products. See Note 12, “Subsequent Events,” to our consolidated financial statements included elsewhere in this Report for additional information.

Securities Purchase Agreement

On April 11, 2024, we entered into a private placement securities purchase agreement with certain accredited investors. The gross proceeds from the private placement were approximately $15.8 million. See Note 12, “Subsequent Events,” to our consolidated financial statements included elsewhere in this Report for additional information.

Results of Operations

Summary Results of Operations

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Net revenue	$176	$297	$(121)	-41%
Cost of revenues	252	265	(13)	-5%
Cost of revenues – amortization of acquired intangibles	22	22	-	0%
Research and development	2,169	2,127	42	2%
Sales and marketing	846	695	151	22%
General and administrative	2,673	3,412	(739)	-22%
Change in fair value of contingent consideration	3,312	(18,307)	21,619	-118%
Impairment loss	-	4,950	(4,950)	-100%
Impairment loss on held for sale assets	169	1,283	(1,114)	-87%
(Loss) income from operations	(9,267)	5,850	(15,117)	-258%
Total other income	138	109	29	27%
(Loss) income before income taxes	(9,129)	5,959	(15,088)	-253%
Income taxes	-	-	-	0%
(Loss) income from continuing operations	(9,129)	5,959	(15,088)	-253%
Loss from discontinued operations (Note 11)	-	(2,926)	2,926	-100%
Net (loss) income	$(9,129)	$3,033	$(12,162)	-401%

Results of Operations – Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023

Revenues decreased to $176,000 for the three months ended March 31, 2024, as compared to $297,000 in the prior period, due to decreased revenues in Pharma Services.

Loss from continuing operations was $9.1 million for the three months ended March 31, 2024, compared to income of $6.0 million for the comparable prior period. The loss from continuing operations increase of $15.1 million was mainly due to the change in fair value of contingent consideration, and the changes in Pharm Services revenue, operating expenses and other income and expenses from continuing operations as follows:

●	Pharma Services revenue decreased by $143,000 due to a decreased number of contracts performed during the period. See below for additional information.

●	Cost of revenues decreased by $13,000, primarily related to labor and allocated overhead associated with performing our Pharma Services. See below for additional information.

●	Cost of revenues - amortization of acquired intangibles was unchanged, and relates to noncash amortization of acquired intangible assets such as our customer relationship intangible assets acquired as part of the Insight merger.
●	Research and development expenses increased by $42,000, as we continue development of DetermaIO, VitaGraft and DetermaCNI. The main drivers of the increase were personnel-related expenses and professional fees, partially offset by depreciation and amortization, and stock-based compensation (see below for additional details).

●	Sales and marketing expenses increased by $151,000, primarily attributable to continued ramp in sales, marketing and advertising activities related to the transplant business, as well as supporting the commercialization efforts within oncology. The main driver of the increase was personnel-related expenses (see below for additional details).

●	General and administrative expenses decreased by $739,000, primarily due to decreases in stock-based compensation, personnel-related expenses, professional fees, and facilities and insurance expenses. See below for additional details.

●	Change in fair value of contingent consideration was a loss of $3.3 million in 2024 compared to a gain of $18.3 million in 2023. This change was due to changes in the fair value model inputs and revised estimates on if and when future payouts will occur. The change is also driven by the Chronix Amendment during the first quarter of 2023, which amended the earnout considerations, and eliminated the Chronix Milestone Payments, 15% Royalty Payments and Sale Payment obligations (see Note 3 to our consolidated financial statements included elsewhere in this Report). See below for additional information.

●	The prior year impairment loss relates to in-process research and development intangible assets (see Note 5 to our consolidated financial statements included elsewhere in this Report).

●	Impairment loss on held for sale assets relates to various agreements to sell laboratory equipment and the subsequent necessary fair value adjustments. See Note 2, “Assets Held for Sale and Discontinued Operations,” to our consolidated financial statements included elsewhere in this Report for additional information.

●	Total other income increased by $29,000, primarily due to additional interest income and miscellaneous income in 2024, compared to an unrealized gain on marketable equity securities in 2023. See below for additional information.

Revenues

The following table shows our service revenues:

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Pharma Services	$154	$297	$(143)	-48%
Laboratory developed test services	22	-	22	100%
Total	$176	$297	$(121)	-41%

Pharma Services are generally performed on a time and materials basis. Upon our completion of the service to the customer in accordance with the contract, we have the right to bill the customer for the agreed upon price (either on a per test or per deliverable basis) and recognize the Pharma Services revenue at that time, on an accrual basis. Pharma Services revenues are generated under discrete agreements for particular customer projects that generally expire with the completion or termination of the customer’s project. Accordingly, different customers may account for greater or lesser portions of Pharma Services during different accounting periods, and Pharma Services revenues may exhibit a larger variance from accounting period to accounting period than other revenues such as laboratory developed test services revenue. Refer to Note 2, “Revenue Recognition – Pharma Services Revenue” and “Disaggregation of Revenues and Concentrations of Credit Risk,” to our consolidated financial statements included elsewhere in this Report for additional information.

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

Research and Development Expenses

A summary of the main drivers of the change in research and development expenses is as follows:

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses	$1,042	$923	$119	13%
Depreciation and amortization	237	363	(126)	-35%
Share-based compensation	207	323	(116)	-36%
Laboratory supplies and expenses	247	242	5	2%
Facilities and insurance	186	138	48	35%
Professional fees, legal, and outside services	234	103	131	127%
Other	16	12	4	33%
Clinical trials	-	23	(23)	-100%
Total	$2,169	$2,127	$42	2%
% of Net Revenue	1232%	716%		516%

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

Sales and Marketing Expenses

A summary of the main drivers of the change in sales and marketing expenses is as follows:

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses	$615	$429	$186	43%
Share-based compensation	42	77	(35)	-45%
Facilities and insurance	32	51	(19)	-37%
Professional fees, legal, and outside services	73	94	(21)	-22%
Marketing & Advertising	38	20	18	90%
Other	46	24	22	92%
Total	$846	$695	$151	22%
% of Net Revenue	481%	234%		247%

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

General and Administrative Expenses

A summary of the main drivers of the change in general and administrative expenses is as follows:

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses and board fees	$1,016	$1,191	$(175)	-15%
Professional fees, legal, and outside services	858	1,017	(159)	-16%
Facilities and insurance	475	673	(198)	-29%
Share-based compensation	167	407	(240)	-59%
Other	157	124	33	27%
Total	$2,673	$3,412	$(739)	-22%
% of Net Revenue	1519%	1149%		370%

Change in Fair Value of Contingent Consideration

We will pay contingent consideration if various payment milestones are triggered under the merger agreements through which we acquired Insight and Chronix. See Note 3 to our consolidated financial statements included elsewhere in this Report. Changes in the fair value of the contingent consideration will be based on our reassessment of the key assumptions underlying the determination of this liability as changes in circumstances and conditions occur from the Insight and Chronix acquisition dates to the reporting periods being presented, with the subsequent changes in fair value recorded as part of our consolidated results from operations for such periods. See above change explanation for additional information.

Other Income and Expenses

Other income and expenses are primarily comprised of interest income and expense, and unrealized gains/losses from marketable equity securities, which were sold in 2023 (see Note 2, “Marketable Equity Securities,” to our consolidated financial statements included elsewhere in this Report). Interest income is earned from money market funds we hold for capital preservation. Interest expense was incurred mainly from insurance financing activity and our financing lease obligations (see Note 6).

Income Taxes

We did not record any provision or benefit for income taxes for the three months ended March 31, 2024 and 2023, as we had a full valuation allowance for the periods presented (see Note 2 to our consolidated financial statements included elsewhere in this Report).

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

Liquidity and Capital Resources

Our foreseeable material cash requirements as of March 31, 2024, are recognized as liabilities or generally are otherwise described in Note 6, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Report. Cash requirements are generally derived from our operating and investing activities including expenditures for working capital, human capital, business development, investments in intellectual property, and business combinations. Our office lease obligations, net of sublease payments, and contingent consideration obligations are further described in Note 6 and Note 3, respectively. Historically, we have not entered into any off-balance sheet arrangements. As of March 31, 2024 and December 31, 2023, we had unrecognized tax benefits totaling $2.3 million (see Note 2, “Income Taxes”).

Since formation, we have financed our operations primarily through the sale of our common stock, preferred stock and warrants. We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $299.0 million as of March 31, 2024. At March 31, 2024, we had $5.6 million of cash and cash equivalents. We expect to continue to incur operating losses and negative cash flows for the near future. Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued (see Note 1).

On April 3, 2023, we entered into an agreement with certain members of our Board of Directors, and several institutional and accredited investors, including Broadwood, our largest shareholder, relating to their purchase of an aggregate of up to 2,278,121 shares of its common stock at an offering price of $7.08 per share to board members and $6.03 per share to the other investors participating in the offering (see Note 7). The offering was intended to be priced ‘at-the market’ for purposes of complying with applicable Nasdaq Listing Rules. The aggregate gross proceeds from the offering were approximately $13.9 million before deducting offering expenses payable by us. We used approximately $1.1 million of the net proceeds to immediately redeem an aggregate of 1,064 shares of our Series A Redeemable Convertible Preferred Stock.

On April 11, 2024, we entered into a private placement securities purchase agreement with certain accredited investors. The resulting net proceeds were approximately $9.9 million, after deducting offering expenses of $529,000 and for the redemption of all remaining shares of our Series A Redeemable Convertible Preferred Stock in the amount of $5.4 million (see Note 7). See Note 12, “Subsequent Events,” to our consolidated financial statements included elsewhere in this Report for additional information.

We expect that our general operating expenses will be commensurate with the market opportunity as we continue to manage our available cash. Although we intend to market our diagnostic tests in the United States through our own sales force, we are also beginning to make marketing arrangements with distributors in other countries. We may also explore a range of other commercialization options in order to enter overseas markets and to reduce our capital needs and expenditures, and the risks associated the timelines and uncertainty for attaining the Medicare reimbursement approvals that will be essential for the successful commercialization of additional cancer diagnostic tests. Those alternative arrangements could include marketing arrangements with other diagnostic companies through which we might receive a licensing fee and royalty on sales, or through which we might form a joint venture to market one or more tests and share in net revenues, in the United States or abroad.

On April 5, 2024, we entered into an agreement to collaborate in the development and the commercialization of research use only and in vitro diagnostics kitted transplant products. See Note 12, “Subsequent Events,” to our consolidated financial statements included elsewhere in this Report for additional information.

In addition to sales and marketing expenses, we will incur expenses from leasing and improving our offices and laboratory facilities in Nashville, Tennessee. During the third quarter of 2023, we entered into a sublease arrangement for our main office. On January 1, 2024, we expanded our Nashville facility by adding one new office lease and renewing and extending our existing leases.

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

See Note 1 and Note 7 to our consolidated financial statements included elsewhere in this Report for additional information about our going concern discussion and equity offerings, respectively.

Cash Used in Operations

During the three months ended March 31, 2024, our total research and development expenses were $2.2 million, our sales and marketing expenses were $846,000, and our general and administrative expenses were $2.7 million. We also incurred $274,000 in total cost of revenues, including $22,000 amortization of intangible expenses. Consolidated net loss for the three months ended March 31, 2024 was $9.0 million, and our consolidated net cash used in operating activities amounted to $3.8 million. Our cash used in operating activities during 2024 did not include the following noncash items: $335,000 in depreciation and amortization expenses, $418,000 in stock-based compensation, $3.3 million loss from change in fair value of contingent consideration, $169,000 impairment loss on held for sale assets, and $46,000 in other equity compensation expenses. Changes in operating assets and liabilities were $1.0 million as a positive source of cash.

During the three months ended March 31, 2023, our total research and development expenses were $2.1 million, our sales and marketing expenses were $695,000, and our general and administrative expenses were $3.4 million. We also incurred $287,000 in total cost of revenues, including $22,000 amortization of intangible expenses. Consolidated net income for the three months ended March 31, 2023 was $3.0 million and net cash used in operating activities amounted to $8.3 million. Our cash used in operating activities during 2023 did not include the following noncash items: $834,000 in stock-based compensation, $18.3 million gain from change in fair value of contingent consideration, $5.0 million loss from an intangible asset impairment, $1.3 million impairment loss on held for sale assets, $472,000 in depreciation and amortization expenses, and $121,000 in unrealized gain on marketable equity securities. Changes in operating assets and liabilities were $2.0 million as an additional use of cash.

Cash Used in Investing Activities

During the three months ended March 31, 2024, net cash used in investing activities was $24,000 from cash paid for construction in progress and purchase of furniture and equipment.

During the three months ended March 31, 2023, net cash used in investing activities was $1.4 million from cash sold in discontinued operations.

Cash Used in Financing Activities

During the three months ended March 31, 2023, net cash used in financing activities was $28,000 from repayments of financing lease obligations.

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

The fair value of contingent consideration after the acquisition date is reassessed by us as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in our consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities and, accordingly, the resulting gain or loss that we record in our consolidated financial statements. During the three months ended March 31, 2024 and 2023, we recorded a loss of $3.3 million and a gain of $18.3 million, respectively, related to the fair value of contingent consideration. As of March 31, 2024 and December 31, 2023, contingent consideration liabilities were $43.2 million and $39.9 million, respectively. For additional information, refer to Note 3 to our consolidated financial statements included elsewhere in this Report.

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

During the first quarter of 2023, due to changes in management and our economic condition, management shifted our business strategy to direct efforts on fewer studies and to transition from tests that are laboratory developed tests (“LDTs”) to research use only sales. Due to the change in strategy, our long range plan forecasts were updated and anticipated future benefits derived from our assets. The change in strategy represent a significant indicator for change in value of our long-lived assets. The original IPR&D balances were reassessed based on the updated long range plan, using the multi-period excess earnings method (“MPEEM”) approach, the results of the valuation noted that the carrying value of certain IPR&D intangible assets was greater than the fair market value. Accordingly, we recorded an impairment of approximately $5.0 million as of March 31, 2023. We did not record any additional adjustment as of March 31, 2024. For additional information, refer to Note 5 to our consolidated financial statements included elsewhere in this Report.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, which consists primarily of long-lived intangible assets, right-of-use assets, and machinery and equipment, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. When such events or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount, we recognize an impairment based on the fair value of such assets. During the three months ended March 31, 2024 and 2023, we recognized impairment losses on held for sales assets of $169,000 and $1.3 million, respectively. For additional information, refer to Note 2, “Assets Held for Sale and Discontinued Operations,” to our consolidated financial statements included elsewhere in this Report.

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

We establish an allowance for credit losses based on the evaluation of the collectability of its Pharma Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, reasonable and supportable forecast that affect the collectability of the reported amount, and historical experience. We continuously monitor collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the credit loss reserve accounts. As of March 31, 2024 and December 31, 2023, we had an allowance for credit losses of $2,000 and $5,000, respectively, related to Pharma Services.

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

We maintained an allowance for credit losses related to Laboratory Developed Test Services at an amount we estimated to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. We based this allowance, in the aggregate, on historical collection experience, age of receivables and general economic conditions, as well as specific identification of uncollectible accounts. We initially established an allowance in 2022 in connection with remaining Medicare and Medicare Advantage account balances and continued to add to the allowance as appropriate. In the first quarter of 2023, in connection with the adoption of the new current expected credit loss model, the Company determined that the Medicare and Medicare Advantage accounts receivable net balance of approximately $1.4 million was uncollectible and should therefore be written-off as of the adoption date, January 1, 2023. As of March 31, 2024 and December 31, 2023, we had no allowance for credit losses related to Laboratory Developed Test Services.

Stock-Based Compensation

We recognize compensation expense related to share-based payment awards made to employees, board directors and other non-employees based on estimated fair values. We estimate the fair value of stock-based payment awards on the grant date and recognize the resulting fair value over the requisite service period on a straight-line basis. For stock-based awards that vest only upon the attainment of one or more performance goals, compensation cost is recognized if and when we determine that it is probable that the performance condition or conditions will be, or have been, achieved. For grants with market-based and time-based vesting conditions, the fair value is estimated using the Monte Carlo simulation model, which includes the estimated period to achievement of the performance and market conditions, which are subject to the achievement of the market-based goals established by us and continued employment. We utilize the Black-Scholes option pricing model for determining the fair value of standard time-based stock options. Our determination of fair value of share-based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. We estimate the expected volatility using our own stock price volatility for a period equal to the expected term of the options. The expected term of options granted is based on our own experience. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. Key inputs and assumptions may change as we continue to develop our own company estimates, experience and key inputs including our expected term, and stock price volatility based on the trading history of our stock in the public market. Changes in these subjective assumptions can materially affect the estimated value of equity grants and the stock-based compensation that we record in our consolidated financial statements. During the three months ended March 31, 2024 and 2023, we recognized total stock-based compensation of $418,000 and $834,000, respectively. For additional information, refer to Note 8 to our consolidated financial statements included elsewhere in this Report.

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

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. We will recognize accrued interest and penalties, if any, related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of the financial statement periods presented herein. We account for uncertain tax positions by assessing all material positions taken in any assessment or challenge by relevant taxing authorities. We are currently unaware of any tax issues under review. Refer to Note 2, “Income Taxes,” to our consolidated financial statements included elsewhere in this Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act. Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Following this review and evaluation, the principal executive officer and principal financial officer determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer, and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarterly period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in routine litigation incidental to the conduct of our business. We are not presently involved in any material pending litigation or proceedings. See Note 6 to our consolidated financial statements included elsewhere in this Report for additional information regarding commitments and contingencies.

Item 1A. Risk Factors.

Our business, financial condition, results of operations and future growth prospects are subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on April 16, 2024, which we encourage you to review. Other than as noted below, there have been no material changes from the risk factors disclosed in our most recent Annual Report on Form 10-K.

Changes in the way the FDA regulates diagnostic tests developed by laboratories like ours could result in delays in commercialization (or if encountered after commercialization, requirements to halt the commercial provision of our tests until applicable FDA requirements are met), as well as additional expenses in offering our tests and tests that we may develop in the future.

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

In October 2023, the FDA published the proposed rule entitled “Medical Devices; Laboratory Developed Tests.” The final rule was released to the public on April 29, 2024, and then officially published in the Federal Register on May 6, 2024, with an effective date of July 5, 2024.

The final rule provides that the LDT enforcement policy phase-out process will occur in gradual stages over a total period of four years, with premarket approval applications for high-risk tests to be submitted by the 3.5-year mark. Moderate-risk and low-risks tests are expected to be in compliance at the 4-year mark, although FDA has stated that if premarket submissions are pending review it will continue to exercise enforcement discretion with respect to those tests. Litigation challenging the agency’s authority to adopt this final rule is highly likely, although the outcome of such litigation is uncertain. Litigation challenging the final rule may also have an impact on the FDA’s plans to implement these new LDT requirements, making the potential implementation timeline somewhat uncertain. Affected stakeholders continue to press for a comprehensive legislative solution to create a harmonized paradigm for oversight of LDTs by both the FDA and CMS, instead of implementation of the administrative agency action, which may be disruptive to the industry and to patient access to certain diagnostic tests. Until any regulatory changes become effective, the FDA is expected to continue to exercise enforcement discretion; although it may attempt to regulate certain LDTs on a case-by-case basis at any time, which could result in delay or additional expense in offering our tests and tests that we may develop in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On March 8, 2024, we issued to PCG Advisory, Inc. 12,000 shares of our common stock (the “PCG Shares”). The PCG Shares were issued without registration under the Securities Act in reliance on the exemption from registration under Section 4(a)(2).

Repurchases

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	None.

(b)	None.

(c)	None.

Item 6. Exhibits.

Exhibit Numbers	Exhibit Description
4.1	Form of Pre-Funded Warrant (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2024)

10.1	Lease Agreement for Suite 103, dated January 1, 2024, between Insight Genetics, Inc. and MPC Holdings, LLC (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2024)

10.2	Lease Agreement for Suite 410, dated January 1, 2024, between Insight Genetics, Inc. and MPC Holdings, LLC (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2024)

10.3	Lease Agreement for Suite 510, dated January 1, 2024, between Insight Genetics, Inc. and MPC Holdings, LLC (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2024)

10.4	Securities Purchase Agreement, dated April 11, 2024, by and among the Company and the investors signatory thereto (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2024)

10.5	Registration Rights Agreement, dated April 11, 2024, by and among the Company and the investors signatory thereto (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2024)

10.6*	Collaboration Agreement, dated April 5, 2024, between the Company and Bio-Rad Laboratories, Inc.

31.1*	Certification of the Principal Executive Officer of Oncocyte Corporation pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of Oncocyte Corporation pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files. The following financial statements from the Company’s Report for the three months ended March 31, 2024 and 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

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

ONCOCYTE CORPORATION

Date: May 15, 2024	/s/ Joshua Riggs
Joshua Riggs
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	/s/ James Liu
James Liu
Controller, Principal Accounting Officer and interim Principal Financial Officer (Principal Financial Officer)

