Form 10-Q
period 2024-06-30
Oncocyte Corp
filed 2024-08-08
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of common stock outstanding as of August 1, 2024 was 13,368,387.

ONCOCYTE CORPORATION

TABLE OF CONTENTS

For the quarterly period ended June 30, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report on Form 10-Q (this “Report”) are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements pertaining to future financial and/or operating results, future growth in research, technology, clinical development, and potential opportunities for Oncocyte, along with other statements about the future expectations, beliefs, goals, plans, or prospects expressed by management constitute forward-looking statements. Any statements that are not historical fact (including, but not limited to statements that contain words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would”) should also be considered to be forward-looking statements. Forward-looking statements involve risks and uncertainties, including, without limitation, risks inherent in the development and/or commercialization of potential products, uncertainty in the results of clinical trials or regulatory approvals, need and ability to obtain future capital, and maintenance of intellectual property rights. Actual results may differ materially from the results anticipated in these forward-looking statements and as such should be evaluated together with the many uncertainties that affect the businesses of Oncocyte, particularly those mentioned in this Report under Risk Factors and those Risk Factors in Part I, Item 1A of our most recent Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission (“SEC”). Except as required by law, Oncocyte undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

ONCOCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,256	$9,432
Accounts receivable, net of allowance for credit losses of $1 and $5, respectively	85	484
Prepaid expenses and other current assets	595	643
Assets held for sale	32	139
Total current assets	9,968	10,698

NONCURRENT ASSETS
Right-of-use and financing lease assets, net	2,591	1,637
Machinery and equipment, net, and construction in progress	3,347	3,799
Intangible assets, net	56,551	56,595
Restricted cash	1,700	1,700
Other noncurrent assets	563	463
TOTAL ASSETS	$74,720	$74,892

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,051	$953
Accrued compensation	1,309	1,649
Accrued royalties	1,116	1,116
Accrued expenses and other current liabilities	379	452
Accrued severance from acquisition	2,314	2,314
Right-of-use and financing lease liabilities, current	1,029	665
Current liabilities of discontinued operations (Note 11)	-	45
Total current liabilities	7,198	7,194

NONCURRENT LIABILITIES
Right-of-use and financing lease liabilities, noncurrent	2,638	2,204
Contingent consideration liabilities	42,181	39,900

TOTAL LIABILITIES	52,017	49,298

Commitments and contingencies (Note 6)

Series A Redeemable Convertible Preferred Stock, no par value; stated value $1,000 per share; 5 shares issued and outstanding at December 31, 2023; aggregate liquidation preference of $5,296 as of December 31, 2023	-	5,126

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 230,000 shares authorized; 13,368 and 8,261 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	326,201	310,295
Accumulated other comprehensive income	37	49
Accumulated deficit	(303,535)	(289,876)
Total shareholders’ equity	22,703	20,468
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$74,720	$74,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net revenue	$104	$463	$280	$760

Cost of revenues	32	169	141	434
Cost of revenues – amortization of acquired intangibles	22	22	44	44
Gross profit	50	272	95	282

Operating expenses:
Research and development	2,453	2,435	4,765	4,562
Sales and marketing	853	805	1,699	1,500
General and administrative	2,407	3,531	5,080	6,943
Change in fair value of contingent consideration	(1,031)	1,795	2,281	(16,512)
Impairment loss	-	-	-	4,950
Impairment loss on held for sale assets	-	-	169	1,283
Total operating expenses	4,682	8,566	13,994	2,726

Loss from operations	(4,632)	(8,294)	(13,899)	(2,444)

Other (expenses) income:
Interest expense	(8)	(14)	(23)	(25)
Unrealized (loss) gain on marketable equity securities	-	(24)	-	97
Other income (expenses), net	110	(1)	263	(2)
Total other income (expenses)	102	(39)	240	70

Loss from continuing operations	(4,530)	(8,333)	(13,659)	(2,374)

Loss from discontinued operations (Note 11)	-	-	-	(2,926)

Net loss	$(4,530)	$(8,333)	$(13,659)	$(5,300)

Net loss per share (Note 2):
Net loss from continuing operations - basic and diluted	$(4,587)	$(8,644)	$(13,922)	$(2,915)
Net loss from discontinued operations - basic and diluted	$-	$-	$-	$(2,926)
Net loss attributable to common stockholders - basic and diluted	$(4,587)	$(8,644)	$(13,922)	$(5,841)

Net loss from continuing operations per share - basic and diluted	$(0.36)	$(1.07)	$(1.32)	$(0.41)
Net loss from discontinued operations per share - basic and diluted	$-	$-	$-	$(0.42)
Net loss attributable to common stockholders per share - basic and diluted	$(0.36)	$(1.07)	$(1.32)	$(0.83)

Weighted average shares outstanding - basic and diluted	12,870	8,090	10,567	7,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net loss	$(4,530)	$(8,333)	$(13,659)	$(5,300)
Foreign currency translation adjustments	(3)	(2)	(12)	2
Comprehensive loss	$(4,533)	$(8,335)	$(13,671)	$(5,298)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended June 30, 2024
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other		Total
	Shares	Amount	Shares	Amount	Comprehensive Income	Accumulated Deficit	Shareholders’ Equity
Balance at March 31, 2024	5	$5,332	8,273	$310,553	$40	$(299,005)	$11,588
Net Loss	-	-	-	-	-	(4,530)	(4,530)
Foreign currency translation adjustment	-	-	-	-	(3)	-	(3)
Stock-based compensation	-	-	-	386	-	-	386
Vesting of bonus awards	-	-	-	14	-	-	14
Sale of common shares, net of financing costs	-	-	5,077	15,269	-	-	15,269
Shares issued upon vesting of RSUs	-	-	4	-	-	-	-
Shares issued for consultant services	-	-	14	36	-	-	36
Redemption of Series A redeemable convertible preferred stock	(5)	(5,389)	-	-	-	-	-
Accretion of Series A convertible preferred stock to redemption value	-	57	-	(57)	-	-	(57)
Balance at June 30, 2024	-	$-	13,368	$326,201	$37	$(303,535)	$22,703

	Three Months Ended June 30, 2023
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other		Total
	Shares	Amount	Shares	Amount	Comprehensive Income	Accumulated Deficit	Shareholders’ Equity
Balance at March 31, 2023	6	$5,532	5,964	$295,533	$43	$(257,643)	$37,933
Cumulative change in accounting principle (Note 2)	-	-	-	-	-	(1,419)	(1,419)
Balance at January 1, 2023, as adjusted	6	5,532	5,964	295,533	43	(259,062)	36,514
Net Loss	-	-	-	-	-	(8,333)	(8,333)
Foreign currency translation adjustment	-	-	-	-	(2)	-	(2)
Stock-based compensation	-	-	-	834	-	-	834
Vesting of bonus awards	-	-	-	58	-	-	58
Sale of common shares, net of financing costs	-	-	2,275	13,421	-	-	13,421
Deemed dividend on Series A redeemable convertible preferred stock	-	118	-	(118)	-	-	(118)
Shares issued upon vesting of RSUs	-	-	11	-	-	-	-
Redemption of Series A redeemable convertible preferred stock	(1)	(1,118)	-	-	-	-	-
Accretion of Series A convertible preferred stock to redemption value	-	193	-	(193)	-	-	(193)
Balance at June 30, 2023	5	$4,725	8,250	$309,535	$41	$(267,395)	$42,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (Continued)

(In thousands)

	Six Months Ended June 30, 2024
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other		Total
	Shares	Amount	Shares	Amount	Comprehensive Income	Accumulated Deficit	Shareholders’ Equity
Balance at December 31, 2023	5	$5,126	8,261	$310,295	$49	$(289,876)	$20,468
Net Loss	-	-	-	-	-	(13,659)	(13,659)
Foreign currency translation adjustment	-	-	-	-	(12)	-	(12)
Stock-based compensation	-	-	-	804	-	-	804
Vesting of bonus awards	-	-	-	24	-	-	24
Sale of common shares, net of financing costs	-	-	5,077	15,269	-	-	15,269
Shares issued upon vesting of RSUs	-	-	4	-	-	-	-
Shares issued for consultant services	-	-	26	72	-	-	72
Redemption of Series A redeemable convertible preferred stock	(5)	(5,389)	-	-	-	-	-
Accretion of Series A convertible preferred stock to redemption value	-	263	-	(263)	-	-	(263)
Balance at June 30, 2024	-	$-	13,368	$326,201	$37	$(303,535)	$22,703

	Six Months Ended June 30, 2023
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other		Total
	Shares	Amount	Shares	Amount	Comprehensive Income	Accumulated Deficit	Shareholders’ Equity
Balance at December 31, 2022	6	$5,302	5,932	$294,929	$39	$(260,676)	$34,292
Cumulative change in accounting principle (Note 2)	-	-	-	-	-	(1,419)	(1,419)
Balance at January 1, 2023, as adjusted	6	5,302	5,932	294,929	39	(262,095)	32,873
Net loss	-	-	-	-	-	(5,300)	(5,300)
Foreign currency translation adjustment	-	-	-	-	2	-	2
Stock-based compensation	-	-	-	1,668	-	-	1,668
Vesting of bonus awards	-	-	-	58	-	-	58
Sale of common shares, net of financing costs	-	-	2,275	13,421	-	-	13,421
Deemed dividend on Series A redeemable convertible preferred stock	-	118	-	(118)	-	-	(118)
Shares issued upon vesting of RSUs	-	-	43	-	-	-	-
Redemption of Series A redeemable convertible preferred stock	(1)	(1,118)	-	-	-	-	-
Accretion of Series A convertible preferred stock to redemption value	-	423	-	(423)	-	-	(423)
Balance at June 30, 2023	5	$4,725	8,250	$309,535	$41	$(267,395)	$42,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,659)	$(5,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	617	885
Amortization of intangible assets	44	44
Stock-based compensation	804	1,668
Equity compensation for bonus awards and consulting services	96	-
Unrealized gain on marketable equity securities	-	(97)
Change in fair value of contingent consideration	2,281	(16,512)
Impairment loss	-	4,950
Loss on disposal of discontinued operations	-	1,521
Impairment loss on held for sale assets	169	1,283
Changes in operating assets and liabilities:
Accounts receivable	399	296
Prepaid expenses and other assets	(50)	567
Accounts payable and accrued liabilities	(386)	(4,319)
Lease assets and liabilities	(123)	(118)
Net cash used in operating activities	(9,808)	(15,132)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	-	123
Construction in progress and purchases of furniture and equipment	(215)	-
Cash sold in discontinued operations (Note 11)	-	(1,372)
Net cash used in investing activities	(215)	(1,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	15,807	13,848
Financing costs to issue common shares	(538)	(427)
Redemption of redeemable convertible Series A preferred shares	(5,389)	(1,118)
Repayment of financing lease obligations	(33)	(57)
Net provided by financing activities	9,847	12,246

NET CHANGE IN CASH, CASH EQUIVALENTS (INCLUDES DISCONTINUED OPERATIONS) AND RESTRICTED CASH	(176)	(4,135)

CASH, CASH EQUIVALENTS (INCLUDES DISCONTINUED OPERATIONS) AND RESTRICTED CASH, BEGINNING	11,132	23,203
CASH, CASH EQUIVALENTS (INCLUDES DISCONTINUED OPERATIONS) AND RESTRICTED CASH, ENDING	$10,956	$19,068

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Construction in progress, machinery and equipment purchases included in accounts payable and accrued liabilities	$26	$16
Accretion of Series A convertible preferred stock	$263	$423
Lease assets obtained in exchange for lease liabilities	$491	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of the Business

Oncocyte Corporation (“Oncocyte,” the “Company,” “we” or “us”), incorporated in 2009 in the state of California, is a molecular diagnostics technology company focused on developing and commercializing proprietary tests in three areas: VitaGraft is a blood-based solid organ transplantation monitoring test, DetermaIO is a gene expression test that assesses the tumor microenvironment to predict response to immunotherapies, and DetermaCNI is a blood-based monitoring tool for monitoring therapeutic efficacy in cancer patients.

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

As a result of the divestiture of Razor, the Company has reflected the 2023 operations of Razor as a discontinued operation. See Note 11, “Discontinued Operations of Razor” for additional information.

Going Concern

Oncocyte has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $303.5 million as of June 30, 2024. Oncocyte expects to continue to incur operating losses and negative cash flows for the foreseeable future. Since its formation, Oncocyte has financed its operations primarily through the sale of shares of its common stock, convertible preferred stock and warrants to acquire common stock. As of June 30, 2024, Oncocyte had $9.3 million of cash and cash equivalents.

As of June 30, 2024, Oncocyte is completing clinical development and planning commercialization of DetermaIO, although DetermaIO is currently available for biopharma diagnostic development and research use only as a companion test in immunotherapy drug development to select patients for clinical trials. Oncocyte received a positive coverage decision from MolDx for VitaGraft Kidney in August of 2023, and it became commercially available for ordering in January 2024 through Oncocyte’s Clinical Laboratory Improvements Amendment (“CLIA”) Laboratory in Nashville, Tennessee. VitaGraft Kidney is now broadly available to transplant professionals upon request. While Oncocyte plans to primarily market its laboratory tests in the United States through its own sales force, it is also making marketing arrangements with distributors in other countries. In order to reduce capital needs and to expedite the commercialization of any new laboratory tests that may become available for clinical use, Oncocyte may also pursue marketing or other collaborative arrangements with other diagnostic companies through which Oncocyte might receive licensing fees and royalty on sales, or through which it might form a joint venture to market its tests and share in net revenues, in the United States or abroad.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 5, 2024, the Company entered into an agreement with a global strategic partner to collaborate in the development and the commercialization of research use only and in vitro diagnostics kitted transplant products. See Note 10, “Collaborative Arrangements” for additional information.

On April 11, 2024, the Company entered into a private placement securities purchase agreement with certain accredited investors. The resulting net proceeds were approximately $9.9 million, after deducting offering expenses of $538,000 and deducting $5.4 million for the redemption of all remaining shares of our Series A Redeemable Convertible Preferred Stock. These net proceeds are inclusive of an investment from our aforementioned global strategic partner. See Note 7, “Common Stock – April 2024 Offering” for additional information.

In addition to general economic and capital market trends and conditions, Oncocyte’s ability to raise sufficient additional capital to finance its operations from time to time will depend on a number of factors specific to Oncocyte’s operations such as operating revenues and expenses, progress in our collaborative arrangement for the development and the commercialization of research use only and in vitro diagnostics kitted transplant products, progress in obtaining regulatory approval to distribute our products for clinical use, and progress in the development of, or in obtaining reimbursement coverage from Medicare for DetermaIO and other future laboratory tests that Oncocyte may develop or acquire.

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

We have reflected the 2023 operations of Razor as discontinued operations. See Note 11 for further information. Amounts and disclosures throughout these notes to consolidated financial statements relate solely to continuing operations and exclude all discontinued operations, unless otherwise noted. Discontinued operations comprise activities that were disposed of or discontinued at the end of the period, represent a separate major line of business that can be clearly distinguished for operational and financial reporting purposes and represent a strategic business shift having a major effect on the Company’s operations and financial results.

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prior Period Revisions

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2023, the Company recorded certain adjustments that impact previously reported financial statement amounts from the period ended June 30, 2023. As further discussed below in Note 2, “Revenue Recognition – Laboratory Developed Test Services – Allowance for Credit Losses,” as a result of the January 1, 2023 adoption of the new current expected credit loss accounting policy, the Company adjusted its accounts receivable. In addition, the Company reclassified cash sold in discontinued operations from an operating cash outflow to an investing cash outflow. See Note 11, “Discontinued Operations of Razor” for additional information. The following are the relevant line items from the Company’s prior period consolidated financial statements illustrating the effect of the revisions to the period presented:

	For the Period Ended June 30, 2023
	As Previously Reported	Adjustment	As Adjusted
	(In thousands)
Balance Sheet:
Accounts receivable, net at January 1, 2023 (Note 2)	$2,012	$(1,419)	$593
Accumulated deficit at January 1, 2023	$(260,676)	$(1,419)	$(262,095)
Total Shareholders’ equity at January 1, 2023	$34,292	$(1,419)	$32,873
Statement of Cash Flows:
Loss on disposal of discontinued operations	$149	$1,372	$1,521
Net cash used in operating activities	$(16,504)	$1,372	$(15,132)
Cash sold in discontinued operations (Note 11)	$-	$(1,372)	$(1,372)
Net cash provided by (used in) investing activities	$123	$(1,372)	$(1,249)

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

When a part of the purchase consideration consists of shares of Oncocyte common stock, Oncocyte calculates the purchase price attributable to those shares, a Level 1 security, by determining the fair value of those shares as of the acquisition date based on prices quoted on the principal national securities exchange on which the shares traded. Oncocyte recognizes estimated fair values of the tangible assets and identifiable intangible assets acquired, including in-process research and development (“IPR&D”), and liabilities assumed, including any contingent consideration, as of the acquisition date. Goodwill is recognized as any amount of excess consideration transferred over the fair value of the tangible and identifiable intangible assets acquired net of the liabilities assumed. ASC 805 precludes the recognition of an assembled workforce as an asset, effectively subsuming any assembled workforce value into goodwill.

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts of cash and cash equivalents, restricted cash, net accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.

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

Marketable Equity Securities

Oncocyte accounts for shares of public common stock it may hold as marketable equity securities in accordance with ASC 321-10, Investments – Equity Securities, as the shares have a readily determinable fair value quoted on national stock exchange. The securities are measured at fair value, with related gains and losses in the value of such securities recorded in the consolidated statements of operations in other income or expense, and are reported as current assets on the consolidated balance sheet based on the closing trading price of the security as of the date being presented. During the fourth quarter of 2023, Oncocyte sold its remaining marketable equity securities for an aggregate realized loss of approximately $1.4 million. During the six months ended June 30, 2023, Oncocyte recorded an unrealized gain on marketable equity securities of $97,000.

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has entered into various agreements to sell laboratory equipment. As a result, the Company classified the equipment as held for sale current assets in the consolidated balance sheets, as all the criteria of ASC subtopic 360-10, Property, Plant, and Equipment had been met. The equipment was written down to its fair value, less cost to sell, the remainder of which was $32,000 and $139,000 as of June 30, 2024 and December 31, 2023, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded an impairment loss on held for sale assets of $169,000 and $1.3 million, respectively, in the consolidated statements of operations.

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

Oncocyte does not have intangible assets with indefinite useful lives other than the acquired IPR&D discussed in Note 5, which as of June 30, 2024, has been partially impaired.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Leases

Oncocyte accounts for leases in accordance with ASC 842, Leases. Oncocyte determines if an arrangement is a lease at inception. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. Under the available practical expedients for the adoption of ASC 842, Oncocyte accounts for the lease and non-lease components as a single lease component. Oncocyte recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months in the consolidated balance sheet. ROU assets represent the right to use an underlying asset during the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most leases do not provide an implicit rate, Oncocyte uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Oncocyte uses the implicit rate when it is readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that Oncocyte will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating leases include office leases and related ROU lease liabilities, current and long-term, in the consolidated balance sheets. Financing leases include machinery and equipment and related financing lease liabilities, current and long-term, in the consolidated balance sheets. Oncocyte discloses the amortization of our operating lease ROU assets and payments as a net amount in the consolidated statements of cash flows. Based on the available practical expedients under the standard, Oncocyte elected not to capitalize leases that have terms of twelve months or less. Oncocyte has entered into various operating and financing leases in accordance with ASC 842 as further discussed in Note 6.

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

Revenue Recognition

Pursuant to ASC 606, Revenue from Contracts with Customers, revenues are recognized when control of services performed is transferred to customers, in an amount that reflects the consideration Oncocyte expects to be entitled to in exchange for those services. ASC 606 provides for a five-step model that includes:

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents consolidated revenues by service:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Pharma Services	$104	$440	$258	$737
Laboratory developed test services	-	23	22	23
Total	$104	$463	$280	$760

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

As of June 30, 2024 and December 31, 2023, Oncocyte had gross accounts receivable from Pharma Services customers of $86,000 and $488,000, respectively.

Allowance for Credit Losses

Oncocyte establishes an allowance for credit losses based on the evaluation of the collectability of its Pharma Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, reasonable and supportable forecast that affect the collectability of the reported amount, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. Oncocyte continuously monitors collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the credit loss reserve accounts. As of June 30, 2024 and December 31, 2023, we had an allowance for credit losses of $1,000 and $5,000, respectively, related to Pharma Services.

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

As of June 30, 2024 and December 31, 2023, Oncocyte had no accounts receivable from Medicare and Medicare Advantage covered DetermaRx tests. Laboratory Developed Test Services revenue recorded during the six months ended June 30, 2024 was the result of payments received.

Allowance for Credit Losses

We maintained an allowance for credit losses related to Laboratory Developed Test Services at an amount we estimated to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. We based this allowance, in the aggregate, on historical collection experience, age of receivables and general economic conditions, as well as specific identification of uncollectible accounts. We initially established an allowance in 2022 in connection with remaining Medicare and Medicare Advantage account balances and continued to add to the allowance as appropriate. In the first quarter of 2023, in connection with the adoption of the new current expected credit loss model, the Company determined that the Medicare and Medicare Advantage accounts receivable net balance of approximately $1.4 million was uncollectible and should therefore be written-off as of the adoption date, January 1, 2023. Refer to additional information above in Note 2, “Principles of Consolidation and Basis of Presentation – Prior Period Revisions.” As of June 30, 2024 and December 31, 2023, we had no allowance for credit losses related to Laboratory Developed Test Services. The 2023 allowance for credit losses activity included a beginning balance of $154,000, no credit loss provisions, and the full write-off to an ending balance of zero as of December 31, 2023.

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenues and Concentrations of Credit Risk

The following table presents the percentage of consolidated revenues by service:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Pharma Services	100%	95%	92%	97%
Laboratory developed test services	0%	5%	8%	3%
Total	100%	100%	100%	100%

The following table presents the percentage of consolidated revenues generated by unaffiliated customers, based on the respective periods presented, that individually represented greater than ten percent of consolidated revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Pharma services - Company A	36%	68%	52%	42%
Pharma services - Company B	30%	14%	16%	22%
Pharma services - Company C	18%	*	11%	13%
Pharma services - Company D	16%	*	*	11%

*	Less than 10%

The following table presents the percentage of consolidated revenues attributable to geographical locations, based on country of domicile:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
United States – Pharma Services	65%	74%	24%	61%
Outside of the United States – Pharma Services	35%	21%	68%	36%
United States – Laboratory developed test services	0%	5%	8%	3%
Total	100%	100%	100%	100%

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

Two Pharma Services customers individually represented approximately 48% and 42% of accounts receivable as of June 30, 2024. Two Pharma Services customers individually represented approximately 79% and 13% of accounts receivable as of December 31, 2023.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs and related benefits, including stock-based compensation, trade show expenses, branding and positioning expenses, and consulting fees. Sales and marketing expenses also include indirect expenses for applicable overhead allocated based on headcount, and include allocated costs for rent and utilities, common area maintenance, telecommunications, property taxes and insurance. During the three months ended June 30, 2024 and 2023, Oncocyte’s total advertising expenses were $44,000 and $43,000, respectively. During the six months ended June 30, 2024 and 2023, Oncocyte’s total advertising expenses were $83,000 and $79,000, respectively.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and related benefits (including stock-based compensation) for executive and corporate personnel, professional and consulting fees, rent and utilities, common area maintenance, telecommunications, property taxes and insurance.

Stock-Based Compensation

Oncocyte recognizes compensation expense related to employee, Board of Director and other non-employee option grants and restricted stock grants in accordance with ASC 718, Compensation – Stock Compensation.

Oncocyte estimates the fair value of stock-based payment awards on the grant date and recognizes the resulting fair value over the requisite service period, which is generally a four-year vesting period. For stock-based awards that vest only upon the attainment of one or more performance goals set by Oncocyte at the time of the grant (sometimes referred to as milestone vesting), compensation cost is recognized if and when Oncocyte determines that it is probable that the performance condition or conditions will be, or have been, achieved. Oncocyte uses the Black-Scholes option pricing model for estimating the fair value of time-based options granted under Oncocyte’s equity plan. The fair value of each restricted stock unit (“RSU”) or award is determined by the product of the number of units or shares granted and the grant date market price of the underlying common stock. Oncocyte has elected to treat stock-based payment awards with graded vesting schedules and time-based service conditions as a single award and recognizes stock-based compensation ratably on a straight-line basis over the requisite service period. Options have a maximum contractual term of ten years. Forfeitures are accounted for as they occur. Refer to Note 8 for additional information.

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Retirement Plan

Oncocyte has an employee savings and retirement plan under Section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan in which eligible employees may elect to have a percentage of their compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. During the three months ended June 30, 2024 and 2023, Oncocyte’s total contributions to the plan were $97,000 and $81,000, respectively. During the six months ended June 30, 2024 and 2023, Oncocyte’s total contributions to the plan were $167,000 and $178,000, respectively.

Collaborative Arrangements

The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements, which includes determining whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. To the extent that the arrangement falls within the scope of ASC 808, the Company assesses whether the payments between the Company and its collaboration partner fall within the scope of other accounting literature. If the Company concludes that payments from the collaboration partner to the Company would represent consideration from a customer, the Company accounts for those payments within the scope of ASC 606. However, if the Company concludes that its collaboration partner is not a customer for certain activities and associated payments, the Company presents such payments as a reduction of research and development expense or general and administrative expense, based on where the Company presents the underlying expense. See Note 10, “Collaborative Arrangements” for additional information.

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

Oncocyte did not record any provision or benefit for income taxes for the three and six months ended June 30, 2024 and 2023, as Oncocyte had a full valuation allowance for the periods presented.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Oncocyte established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carry-forwards and other deferred tax assets.

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Oncocyte will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2024 and December 31, 2023. Oncocyte is not aware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation as of June 30, 2024. Oncocyte is currently unaware of any tax issues under review. As of June 30, 2024 and December 31, 2023, the Company had unrecognized tax benefits totaling $2.3 million.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Net Loss Per Common Share

Basic loss per share is computed by dividing the net loss applicable to common stockholders after deducting cumulative unpaid dividends and accretion of the preferred stock, by the weighted average number of shares of common stock outstanding during the year. The 2024 weighted average shares outstanding - basic in the following table includes the effects of pre-funded warrants that were issued in April 2024 (refer to Note 7, “Common Stock Purchase Warrants” for additional information). Diluted loss per share is computed by dividing the net loss applicable to common stockholders after deducting cumulative unpaid dividends and accretion of the preferred stock, by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method or the if-converted method, or the two-class method for participating securities, whichever is more dilutive. Potential common shares are excluded from the computation if their effect is antidilutive.

For the six months ended June 30, 2024 and 2023, all common stock equivalents are antidilutive because Oncocyte reported a net loss. The following table presents the calculation of basic and diluted loss per share of common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Numerators:
Loss from continuing operations	$(4,530)	$(8,333)	$(13,659)	$(2,374)
Accretion of Series A redeemable convertible preferred stock	(57)	(193)	(263)	(423)
Deemed dividend on Series A redeemable convertible preferred stock	-	(118)	-	(118)
Net loss from continuing operations - basic and diluted	$(4,587)	$(8,644)	$(13,922)	$(2,915)

Loss from discontinued operations	$-	$-	$-	$(2,926)
Net loss from discontinued operations - basic and diluted	$-	$-	$-	$(2,926)

Net loss	$(4,530)	$(8,333)	$(13,659)	$(5,300)
Accretion of Series A redeemable convertible preferred stock	(57)	(193)	(263)	(423)
Deemed dividend on Series A redeemable convertible preferred stock	-	(118)	-	(118)
Net loss attributable to common stockholders - basic and diluted	$(4,587)	$(8,644)	$(13,922)	$(5,841)

Denominator:
Weighted average shares outstanding - basic and diluted	12,870	8,090	10,567	7,030

Net loss per share:
Net loss from continuing operations per share - basic and diluted	$(0.36)	$(1.07)	$(1.32)	$(0.41)
Net loss from discontinued operations per share - basic and diluted	$-	$-	$-	$(0.42)
Net loss attributable to common stockholders per share - basic and diluted	$(0.36)	$(1.07)	$(1.32)	$(0.83)

Anti-dilutive potential common shares excluded from the computation of diluted net loss per common share:
Stock options	766	483	766	549
RSUs	-	7	-	10
Warrants	773	820	773	820
Series A redeemable convertible preferred stock	-	5	-	5
Total	1,539	1,315	1,539	1,384

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this Update: (i) require enhanced disclosures about significant segment expenses, (ii) clarify that if the chief operating decision maker (“CODM”) uses more than one measure of a segment’s profit or loss, a public entity may report one or more of those additional measures of segment profit or loss, (iii) require disclose of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (iv) require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this Update and all existing segment disclosures in Topic 280. The amendments in this Update should be applied retrospectively and are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Management is currently evaluating the impact that the amendments in this Update will have on the Company’s financial statement disclosures. The adoption of this new standard will not have an impact on the Company’s consolidated financial statements.

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

3. Business Combinations and Contingent Consideration Liabilities

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the Contingent Consideration after the Insight Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s consolidated statements of operations. Since December 2023, Milestone 1 and Royalty 2 (Pharma Services) are not expected to be paid and are excluded from the current fair value. Durning 2024, based on Oncocyte’s reassessment of significant assumptions, there was a decrease of approximately $73,000 to the fair value of the Contingent Consideration primarily attributable to revised estimates of the possible future payouts and, accordingly, this decrease was recorded as change in fair value of contingent consideration in the consolidated statement of operations for the six months ended June 30, 2024.

Oncocyte uses a discounted cash flow valuation technique to determine the fair value of its Level 3 contingent consideration liabilities. The significant unobservable inputs used in Insight’s contingent consideration valuation on June 30, 2024, included: (i) a discount period, based on the expected milestone payment dates, ranging from 1.7 years to 8.3 years, (ii) a discount rate of 16.0% to 16.7%, and (iii) a management probability estimate of 25% to 50%. The significant unobservable inputs used on June 30, 2023, included: (i) a discount period, based on the expected milestone payment dates, ranging from .50 years to 9.25 years, (ii) a discount rate of 14.4%, and (iii) a management probability estimate of 15% to 75%. Changes to significant unobservable inputs to different amounts could result in a significantly higher or lower fair value measurement at the reporting date.

The following tables reflect the activity for the Insight Contingent Consideration measured at fair value using Level 3 inputs:

Fair Value
(In thousands)
Balance at December 31, 2022	$5,370
Change in estimated fair value	(2,500)
Balance at June 30, 2023	$2,870

Balance at December 31, 2023	$2,040
Change in estimated fair value	(73)
Balance at June 30, 2024	$1,967

Contingent consideration is not deductible for tax purposes, even if paid; therefore, no deferred tax assets related to the Contingent Consideration were recorded.

Acquisition of Chronix Biomedical, Inc.

On April 15, 2021 (the “Chronix Merger Date”), Oncocyte completed its acquisition of Chronix pursuant the Chronix Merger Agreement.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the Chronix Contingent Consideration after the Chronix Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s consolidated statements of operations. During 2024, based on Oncocyte’s reassessment of significant assumptions, there was an increase of approximately $2.4 million to the fair value of the Contingent Consideration primarily attributable to revised estimates of the possible future payouts and, accordingly, this increase was recorded as a change in fair value of contingent consideration in the consolidated statement of operations for the six months ended June 30, 2024.

Oncocyte uses a discounted cash flow valuation technique to determine the fair value of its Level 3 contingent consideration liabilities. The significant unobservable inputs used in Chronix’s contingent consideration valuation on June 30, 2024, included: (i) a discount period, based on the related patent expiration dates, ranging from 9.4 years to 11.2 years, (ii) a discount rate of 16.0% to 17.1%, and (iii) a payout percentage of 10% based on the earnout provision. The significant unobservable inputs used on June 30, 2023, included: (i) a discount period, based on the related patent expiration dates, ranging from 10.6 years to 12.4 years, (ii) a discount rate of 15.0% to 16.6%, and (iii) a payout percentage of 10% based on the earnout provision. Changes to significant unobservable inputs to different amounts could result in a significantly higher or lower fair value measurement at the reporting date.

The following tables reflect the activity for the Chronix Contingent Consideration measured at fair value using Level 3 inputs:

Fair Value
(In thousands)
Balance at December 31, 2022	$40,292
Change in estimated fair value	(14,012)
Balance at June 30, 2023	$26,280

Balance at December 31, 2023	$37,860
Change in estimated fair value	2,354
Balance at June 30, 2024	$40,214

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Right-Of-Use and Financing Lease Assets, Net, Machinery and Equipment, Net, and Construction in Progress

Right-of-use and financing lease assets, net, machinery and equipment, net, and construction in progress were as follows:

	June 30,	December 31,
	2024	2023
	(In thousands)
Right-of-use and financing lease assets	$4,711	$4,036
Machinery, equipment and leasehold improvements	7,439	6,909
Accumulated depreciation and amortization	(6,571)	(6,235)
Right-of-use and financing lease assets and machinery and equipment, net	5,579	4,710
Construction in progress	359	726
Total	$5,938	$5,436

Fixed asset depreciation and amortization expense amounted to $304,000 and $435,000 for the three months ended June 30, 2024 and 2023, respectively, and $617,000 and $885,000 for the six months ended June 30, 2024 and 2023, respectively.

5. Intangible Assets, Net

As part of the Insight and Chronix acquisitions completed on January 31, 2020 and April 15, 2021, respectively, the Company has acquired IPR&D and customer relationships (see Note 3).

During the first quarter of 2023, due to changes in management and the economic condition of the Company, management shifted the Company’s business strategy to direct efforts on fewer studies and to transition from tests that are laboratory developed tests to research use only sales. Due to the change in strategy, the Company’s long range plan forecasts were updated and anticipated future benefits derived from the Company’s assets. The change in strategy represented a significant indicator for change in value of the Company’s long-lived assets. The original IPR&D balances were reassessed based on the updated long range plan, using the multi-period excess earnings method (“MPEEM”) approach, the results of the valuation noted that the carrying value of the DetermaIO related IPR&D intangible assets was greater than the fair market value, whereas the CNI and VitaGraft related IPR&D intangible assets carrying value was lower than the fair market value. Accordingly, the Company recorded an impairment of approximately $5.0 million related to DetermaIO as of March 31, 2023. During the fourth quarter of 2023, the IPR&D balances were reassessed using the MPEEM approach and the results of the valuation noted that the DetermaIO, CNI and VitaGraft related IPR&D intangible assets carrying values were lower than the fair market value. Accordingly, the Company did not record any additional adjustment as of December 31, 2023, and no such adjustments have been recorded in 2024.

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets, net, consisted of the following:

	June 30,	December 31,
	2024	2023
	(In thousands)
Intangible assets:
Acquired IPR&D - DetermaIOTM (1)	$9,700	$9,700
Acquired IPR&D - DetermaCNI™ and VitaGraft™ (2)	46,800	46,800

Intangible assets subject to amortization:
Acquired intangible assets - customer relationship	440	440
Total intangible assets	56,940	56,940
Accumulated amortization - customer relationship(3)	(389)	(345)
Intangible assets, net	$56,551	$56,595

(1)	See Note 3 for information on the Insight Merger.
(2)	See Note 3 for information on the Chronix Merger.
(3)	Amortization of intangible assets is included in “Cost of revenues – amortization of acquired intangibles” on the consolidated statements of operations because the intangible assets pertain directly to the revenues generated from the acquired intangibles.

Intangible asset amortization expense amounted to $22,000 for the three months ended June 30, 2024 and 2023, and $44,000 for the six months ended June 30, 2024 and 2023.

Future amortization expense of intangible assets subject to amortization is as follows:

Amortization
(In thousands)
Year ending December 31,
2024	$44
2025	7
$51

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Oncocyte has provided the lessor with a security deposit in the amount of $150,000 and a letter of credit in the amount of $1.7 million. The lessor may apply the security deposit, in whole or in part, for the payment of rent and any other amount that Oncocyte is or becomes obligated to pay under the Irvine Lease but fails to pay when due and beyond any cure period. The lessor may draw on the letter of credit from time to time to pay any amount that is unpaid and due, or if the original issuing bank notifies the lessor that the letter of credit will not be renewed or extended for the period required under the Irvine Lease and Oncocyte fails to timely provide a replacement letter of credit, or an event of default under the Irvine Lease occurs and continues beyond the applicable cure period, or if certain insolvency or bankruptcy or insolvency with respect to Oncocyte occur. Oncocyte is required to restore any portion of the security deposit that is applied by the lessor to payments due under the Irvine Lease, and Oncocyte is required to restore the amount available under the letter of credit to the required amount if any portion of the letter of credit is drawn by the lessor. The Irvine Lease provides that commencing on the 34th month of the Term, (a) the amount of the letter of credit that Oncocyte is required to maintain shall be reduced on a monthly basis, in equal installments, to amortize the required amount to zero at the end of the Term, and (b) Oncocyte has the right to cancel the letter of credit at any time if it meets certain market capitalization and balance sheets thresholds; provided, in each case, that Oncocyte is not in then default under the Irvine Lease beyond any applicable notice and cure period and the lessor has not determined that an event exists that would lead to an event of default. As of June 30, 2024, to date, Oncocyte is not in default based on any provision of the Irvine Lease, however, neither provision discussed in the preceding are currently available to Oncocyte based on the lessor’s related rights.

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Financing Leases

As of June 30, 2024, Oncocyte had two financing leases for certain laboratory equipment, as shown in the tables below. As of December 31, 2023, Oncocyte had no financing lease obligations. Oncocyte’s lease obligations are collateralized by the equipment financed under the lease schedules.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating and Financing Leases

The following table presents supplemental balance sheet information related to operating and financing leases:

	June 30,	December 31,
	2024	2023
	(In thousands)
Operating leases
Right-of-use assets, net	$2,067	$1,637

Right-of-use lease liabilities, current	$851	$628
Right-of-use lease liabilities, noncurrent	2,186	2,102
Total operating lease liabilities	$3,037	$2,730

Financing leases
Machinery and equipment	$1,061	$537
Accumulated depreciation	(537)	(537)
Machinery and equipment, net	$524	$-

Current liabilities	$142	$-
Noncurrent liabilities	349	-
Total financing lease liabilities	$491	$-

Weighted average remaining lease term:
Operating lease	3.1 years	3.7 years
Financing lease	2.8 years	n/a

Weighted average discount rate:
Operating lease	10.40%	11.31%
Financing lease	9.60%	n/a

Future minimum lease commitments are as follows:

	Operating	Financing
	Leases	Leases
	(In thousands)
Year Ending December 31,
2024	$558	$83
2025	1,144	199
2026	1,182	199
2027	695	82
Total minimum lease payments	3,579	563
Less amounts representing interest	(542)	(72)
Present value of net minimum lease payments	$3,037	$491

The following table presents supplemental cash flow information related to operating and financing leases:

	Six Months Ended
	June 30,
	2024	2023
	(In thousands)
Cash paid for amounts included in the measurement of financing lease liabilities:
Operating cash flows from operating leases	$548	$538
Operating cash flows from financing leases	$-	$5
Financing cash flows from financing leases	$33	$57

The Company incurred total lease cost, including short-term lease expense, of $36,000 and $190,000, which was net of sublease income of $218,000 and $24,000, for the three months ended June 30, 2024 and 2023, respectively. The Company incurred total lease cost, including short-term lease expense, of $128,000 and $453,000, which was net of sublease income of $391,000 and $36,000, for the six months ended June 30, 2024 and 2023, respectively.

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

Employment Contracts

Oncocyte has entered into employment and severance benefit contracts with certain executive officers. Under the provisions of the contracts, Oncocyte may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives. As of June 30, 2024 and December 31, 2023, Oncocyte has accrued approximately $2.3 million and $2.5 million, respectively, in severance obligations for certain executive officers, in accordance with the severance benefit provisions of their respective employment and severance benefit agreements, primarily related to Oncocyte’s acquisition of Chronix in 2021. For the periods presented, management has classified $2.3 million of the accrued severance obligations related to the Chronix acquisition as current based on our expectations of the timing of product commercialization and subsequent revenues that trigger the payouts.

Indemnification

In the normal course of business, Oncocyte may provide indemnification of varying scope under Oncocyte’s agreements with other companies or consultants, typically Oncocyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Oncocyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Oncocyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Oncocyte’s diagnostic tests. Oncocyte’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from Oncocyte’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or license agreement to which they relate. The Razor Stock Purchase Agreement also contains provisions under which Oncocyte has agreed to indemnify Razor and Encore Clinical, Inc., a former stockholder of Razor, from losses and expenses resulting from breaches or inaccuracy of Oncocyte’s representations and warranties and breaches or nonfulfillment of Oncocyte’s covenants, agreements, and obligations under the Razor Stock Purchase Agreement. Oncocyte periodically enters into underwriting and securities sales agreements with broker-dealers in connection with the offer and sale of Oncocyte securities. The terms of those underwriting and securities sales agreements include indemnification provisions pursuant to which Oncocyte agrees to indemnify the broker-dealers from certain liabilities, including liabilities arising under the Securities Act, in connection with the offer and sale of Oncocyte securities. The potential future payments Oncocyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, Oncocyte has not been subject to any claims or demands for indemnification. Oncocyte also maintains various liability insurance policies that limit Oncocyte’s financial exposure. As a result, Oncocyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, Oncocyte has not recorded any liabilities for these agreements as of June 30, 2024 and December 31, 2023.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Series A Redeemable Convertible Preferred Stock and Shareholders’ Equity

Series A Redeemable Convertible Preferred Stock

On April 13, 2022, the Company entered into a Securities Purchase Agreement with institutional accredited investors (the “Investors”) in a registered direct offering of 11,765 shares of the Company’s Series A Preferred Stock, which shares of Series A Preferred Stock are convertible into a total of 384,477 shares of common stock, at a conversion price of $30.60. The purchase price of each share of Series A Preferred Stock was $850, which included an original issue discount to the stated value of $1,000 per share. The rights, preferences and privileges of the Series A Preferred Stock are set forth in the Company’s Certificate of Determination, which the Company filed with the Secretary of State of the State of California. The Securities Purchase Agreement provided that the closing of the Series A Preferred Stock offering will occur, subject to the satisfaction of certain closing conditions, in two equal tranches of $5,000,000 each for aggregate gross proceeds from both closings of $10,000,000. The first closing occurred on June 1, 2022, and Oncocyte received net proceeds of approximately $4.9 million from the Series A Preferred Stock issued from the first tranche. The second closing would occur, subject to the satisfaction of certain closing conditions (including but not limited to a requirement that the Company has not received, in the 12 months preceding the second closing, a notice from The Nasdaq Stock Market LLC (“Nasdaq”) that the Company is not in compliance with the listing and maintenance and listing requirements of Nasdaq), on the earlier of (a) the second trading day following the date that Oncocyte receives notice from an Investor to accelerate the second closing and (b) a date selected by Oncocyte on or after October 8, 2022 and on or prior to March 8, 2023. On August 9, 2022, Oncocyte received a letter from Nasdaq indicating that the Company no longer met the minimum bid price requirement of the Nasdaq continued listing requirements. Accordingly, the second closing did not occur and no additional proceeds were received under the Securities Purchase Agreement. On August 8, 2023, the Company received a letter from Nasdaq indicating that the Company had regained compliance with the minimum bid price requirement of the Nasdaq continued listing requirements.

The Series A Preferred Stock was convertible into shares of the Company’s common stock at any time at the holder’s option. The conversion price would be subject to customary anti-dilution adjustments for matters such as stock splits, stock dividends and other distributions on our common stock, and recapitalizations. A holder was prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the shares of our common stock then issued and outstanding (provided a holder may elect, at the first closing, to increase such beneficial ownership limitation solely as to itself up to 19.99% of the number of shares of our common stock outstanding immediately after giving effect to the conversion, provided further that following the receipt of shareholder approval required by applicable Nasdaq rules with respect to the issuance of common stock that would exceed the beneficial ownership limitation, such beneficial ownership limitation will no longer apply to the holder if the holder notified the Company that the holder wishes the Company to seek such shareholder approval). On July 15, 2022, the Company received such shareholder approval to remove the beneficial ownership limitation with respect to the Series A Preferred Stock held by Broadwood Partners, L.P. (“Broadwood”). The Company could have forced the conversion of up to one-third of the shares of Series A Preferred Stock originally issued, subject to customary equity conditions, if the daily volume weighted average price of our common stock for 20 out of 30 trading days exceeds 140% of the conversion price and on 20 out of the same 30 trading days the daily trading volume equals or exceeds 20,000 shares of our common stock.

In the event of the Company’s liquidation, dissolution, or winding up, holders of Series A Preferred Stock would have received a payment equal to the stated value of the Series A Preferred Stock plus accrued but unpaid dividends and any other amounts that may have become payable on the Series A Preferred Stock due to any failure or delay that may have occurred in issuing shares of common stock upon conversion of a portion of the Series A Preferred Stock, before any distribution or payment to the holders of common stock or any of our other junior equity.

Shares of Series A Preferred Stock generally had no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series A Preferred Stock would be required to amend any provision of our certificate of incorporation that would have had a materially adverse effect on the rights of the holders of the Series A Preferred Stock. Additionally, as long as any shares of Series A Preferred Stock remained outstanding, unless the holders of at least 51% of the then outstanding shares of Series A Preferred Stock shall have otherwise given prior written consent, we, on a consolidated basis with our subsidiaries, were not permitted to (1) have less than $8 million of unrestricted, unencumbered cash on hand (“Cash Minimum Requirement”); (2) other than certain permitted indebtedness, incur indebtedness to the extent that our aggregate indebtedness exceeds $15 million; (3) enter into any agreement (including any indenture, credit agreement or other debt instrument) that by its terms prohibited, prevented, or otherwise limited our ability to pay dividends on, or redeem, the Series A Preferred Stock in accordance with the terms of the Certificate of Determination; or (4) authorize or issue any class or series of preferred stock or other capital stock of the Company that ranks senior or pari passu with the Series A Preferred Stock.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Shares of Series A Preferred Stock were entitled to receive cumulative dividends at a rate per share (as a percentage of stated value) of 6% per annum, payable quarterly in cash or, at our option, by accreting such dividends to the stated value.

The Company was required to redeem, for cash, the shares of Series A Preferred Stock on the earlier to occur of (1) April 8, 2024, (2) the commencement of certain a voluntary or involuntary bankruptcy, receivership, or similar proceedings against the Company or its assets, (3) a Change of Control Transaction (as defined herein) and (4) at the election and upon notice of 51% in interest of the holders, if the Company failed to meet the Cash Minimum Requirement. A “Change of Control Transaction” meant the occurrence of any of (a) an acquisition by an individual or legal entity or “group” (as described in Rule 13d-5(b)(1) promulgated under the Securities Exchange Act) of effective control (whether through legal or beneficial ownership of capital stock of the Company, by contract or otherwise) of in excess of 50% of the voting securities of the Company (other than by means of conversion of Series A Preferred Stock), (b) the Company merges into or consolidates with any other person, or any person merges into or consolidates with the Company and, after giving effect to such transaction, the stockholders of the Company immediately prior to such transaction own less than 50% of the aggregate voting power of the Company or the successor entity of such transaction, or (c) the Company sells or transfers all or substantially all of its assets to another person. Additionally, the Company had the right to redeem the Series A Preferred Stock for cash upon 30 days prior notice to the holders; provided if the Company undertakes a capital raise in connection with such redemption, the Investors will have the right to participate in such financing.

On April 5, 2023, the Company redeemed 1,064 shares of the Series A Preferred Stock for approximately $1.1 million (see “Common Stock – April 2023 Offering” below). In connection with the April 2023 redemption, the Company recorded a deemed dividend of $118,000 based on the difference between the Series A Preferred Stock redemption value and carrying value. On April 15, 2024, Company redeemed the remaining 4,818 shares of the Series A Preferred Stock for approximately $5.4 million (see “Common Stock – April 2024 Offering” below). As of April 15, 2024, the Company accreted dividends of $570,000, net of the April 2023 redemption.

The issuance and sale of the Series A Preferred Stock was completed pursuant to the Company’s effective “shelf” registration statement on Form S-3 (Registration No. 333-256650), filed with the SEC on May 28, 2021 and declared effective by the SEC on June 8, 2021, and an accompanying prospectus dated June 8, 2021 as supplemented by a prospectus supplement dated April 13, 2022.

As of June 30, 2024 and December 31, 2023, Oncocyte had zero and 4,818 shares of the Series A Preferred Stock issued and outstanding, respectively.

Preferred Stock

As of June 30, 2024 and December 31, 2023, Oncocyte has 5,000,000 shares of preferred stock, no-par value, authorized. As of June 30, 2024 and December 31, 2023, Oncocyte had no shares of preferred stock issued and outstanding.

Common Stock

As of June 30, 2024 and December 31, 2023, Oncocyte has 230,000,000 shares of common stock, no-par value, authorized. As of June 30, 2024 and December 31, 2023, Oncocyte had 13,368,387 and 8,261,073 shares of common stock issued and outstanding, respectively.

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

April 2024 Offering

On April 11, 2024, the Company entered into a purchase agreement with certain accredited investors for the issuance and sale in a private placement of an aggregate of 5,076,900 shares of our common stock and Pre-Funded Warrants to purchase up to 342,889 shares of common stock, with an exercise price of $0.0001 per share. The purchase price for one common share was $2.9164, and the purchase price for one Pre-Funded Warrant was $2.9163. Certain insiders of the Company subscribed for 42,373 of the shares of common stock sold in the private placement, at a purchase price of $2.95 per share (see Note 9). The closing of the private placement occurred on April 15, 2024. The purchase agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the accredited investors, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions.

A holder of the Pre-Funded Warrants may not exercise any portion of such holder’s Pre-Funded Warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of common stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise. The Pre-Funded Warrants are exercisable immediately and will expire when exercised in full. See Note 9 “Related Party Transactions” for additional information.

The gross proceeds to the Company from the private placement were approximately $15.8 million, before deducting approximately $538,000 in placement agent fees and expenses and estimated offering expenses payable by the Company. The Company intends to use the net proceeds received from the private placement for general corporate purposes and working capital. In addition, approximately $5.4 million of the net proceeds was used to redeem the outstanding shares of the Company’s Series A Redeemable Convertible Preferred Stock.

The private placement was made pursuant to the Company’s effective “shelf” registration statement on Form S-3 (Registration No. 333-279350) filed with the SEC on May 10, 2024 and declared effective by the SEC on May 22, 2024, and an accompanying prospectus dated May 23, 2024 as supplemented by a prospectus supplement dated June 4, 2024.

Restricted Stock Issuance

During the three months ended June 30, 2024, the Company issued 14,664 shares of restricted common stock in connection with an ongoing consulting service arrangement for a total fair value of $36,000. During the six months ended June 30, 2024, the Company has issued 26,664 shares of restricted common stock to this consulting firm for a total fair value of $72,000. During the quarter ended September 2023, the Company issued 9,091 shares of restricted common stock to this consulting firm for a total fair value of $36,000.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Purchase Warrants

As of June 30, 2024 and December 31, 2023, Oncocyte had common stock purchase warrants issued and outstanding of 773,366 and 819,767, respectively. During the six months ended June 30, 2024, 46,401 warrants expired. As of June 30, 2024, the outstanding warrants had exercise prices ranging from $30.60 to $109.20 per warrant, are set to expire on various dates ranging from August 2024 to October 2029 and have a weighted average remaining life of 2.77 years. Certain warrants have “cashless exercise” provisions meaning that the value of a portion of warrant shares may be used to pay the exercise price rather than payment in cash, which may be exercised under any circumstances in the case of the Bank Warrants discussed below or, in the case of certain other warrants, only if a registration statement for the warrants and underlying shares of common stock is not effective under the Securities Act or a prospectus in the registration statement is not available for the issuance of shares upon the exercise of the warrants. All of the outstanding warrants meet the equity classification criteria and have been classified as equity, refer to Note 2, “Accounting for Warrants” for additional information.

In connection with the April 2024 Offering, discussed above, the Company issued Pre-Funded Warrants to purchase 342,889 shares of common stock. For accounting purposes, the Pre-Funded Warrants are equity-classified, contain no contingencies to exercise and are considered outstanding for purposes of calculating basic earnings per share.

Bank Warrants

In connection with a loan that matured in September 2022 from Silicon Valley Bank (“the Bank”), in February 2017, Oncocyte issued common stock purchase warrants to the Bank (the “2017 Bank Warrants”). The Bank was issued warrants to purchase 412 shares of Oncocyte common stock at an exercise price of $97.00 per share, through February 21, 2027. In March 2017, the Bank was issued warrants to purchase an additional 366 shares at an exercise price of $109.20 per share, through March 23, 2027. In October 2019, Oncocyte issued a common stock purchase warrant to the Bank (the “2019 Bank Warrant”) entitling the Bank to purchase 4,928 shares of Oncocyte common stock at an exercise price of $33.80 per share, through October 17, 2029. The Bank may elect to exercise the 2017 Bank Warrants and the 2019 Bank Warrant on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the Bank Warrant is being exercised by (A) the excess of the fair market value of the common stock over the applicable Warrant Price, divided by (B) the fair market value of the common stock. The fair market value of the common stock will be last closing or sale price on a national securities exchange, interdealer quotation system, or over-the-counter market. These warrants meet the equity classification criteria and have been classified as equity. As of June 30, 2024, no Bank Warrants have been exercised.

8. Stock-Based Compensation

Equity Incentive Plan

On August 27, 2018, Oncocyte shareholders approved a new Equity Incentive Plan (the “2018 Incentive Plan”) to replace the 2010 Stock Option Plan (the “2010 Plan”). In adopting the 2018 Incentive Plan, Oncocyte terminated the 2010 Plan and ceased to grant any additional stock options or sell any stock under restricted stock purchase agreements under the 2010 Plan; however, stock options issued under the 2010 Plan continue in effect in accordance with their terms and the terms of the 2010 Plan until the exercise or expiration of the individual options. Total remaining stock options outstanding under the 2010 Plan as of June 30, 2024 and December 31, 2023 were 16,217.

As of June 30, 2024, 1,310,000 aggregate shares of common stock have been reserved for issuance under the equity incentive plans for the grant of stock options or the sale of restricted stock or for the settlement of RSUs. Oncocyte may also grant stock appreciation rights under the 2018 Incentive Plan. Upon the exercise of stock options, the sale of restricted stock, or the delivery of shares pursuant to vested RSUs, it is Oncocyte’s policy to issue new shares of common stock. The Board may amend or modify the 2018 Incentive Plan at any time, subject to any required stockholder approval. As of June 30, 2024, 214,159 shares are available for grant under the 2018 Incentive Plan.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Plan Activity

A summary of Oncocyte’s 2010 Plan and 2018 Incentive Plan activity and related information follows:

	Options				Nonvested RSUs
		Weighted	Weighted Average			Weighted Average
	Number	Average Exercise	Remaining Contractual	Aggregate Intrinsic	Number	Grant Date Fair
	Outstanding	Price	Life	Value	Outstanding	Value
	(In thousands, except weighted average amounts)
Balance at December 31, 2023	532	$24.56	8.3 years	$-	5	$4.00
Options granted	270	$2.76			n/a	n/a
RSUs granted	n/a	n/a			-	$-
Options exercised	-	$-		$-	n/a	n/a
RSUs vested	n/a	n/a			(4)	$4.00
Options forfeited/expired	(36)	$27.39			n/a	n/a
RSUs forfeited	n/a	n/a			(1)	$4.00
Balance at June 30, 2024	766	$16.71	8.56 years	$51	-	$-
Options vested and expected to vest at June 30, 2024	766	$16.71	8.56 years	$51
Options exercisable at June 30, 2024	220	$42.50	6.59 years	$-
Stock-based compensation expense for the period	$799				$5
Unrecognized stock-based compensation expense	$2,378				$-
Weighted average remaining recognition period	2.5 years				n/a

During the six months ended June 30, 2024, the Company granted 270,000 stock options with a weighted average grant date fair value of $2.33. During the six months ended June 30, 2023, the Company granted 177,808 stock options with a weighted average grant date fair value of $6.50. The assumptions used to calculate the Black-Scholes grant date fair value of the time-based awards were as follows:

	Six Months Ended
	June 30,
	2024	2023
Expected life	6.22 years	6.25 years
Risk-free interest rates	4.45%	3.76%
Volatility	107.79%	105.99%
Dividend yield	0%	0%

In August 2023, the Company awarded 120,000 stock option grants with market-based and time-based vesting conditions to certain executives. The fair value of such awards was estimated using the Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the performance and market conditions, which are subject to the achievement of the market-based goals established by the Company and the continued employment of the executives through December 31, 2025. These awards vest only to the extent that the market-based conditions are satisfied as specified in the vesting conditions. The grant date fair value and associated compensation cost of the market-based awards reflect the probability of the market condition being achieved, and the Company will recognize this compensation cost regardless of the actual achievement of the market condition. Assumptions utilized in connection with the Monte Carlo valuation technique included: estimated risk-free interest rate of 4.81 percent; term of 6.19 years; expected volatility of 91.0 percent; and expected dividend yield of 0 percent. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments. Based on the market-based conditions, the grant date fair values of these awards ranged from $1.09 to $1.74, amounting to a total fair value of approximately $156,000. As of June 30, 2024, no awards have vested as none of the market-based conditions have been satisfied.

No RSUs were granted during the six months ended June 30, 2024. The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2023 was $4.00. The aggregate fair value of RSUs vested during the six months ended June 30, 2024 and 2023, was $11,000 and $79,000, respectively.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Oncocyte recorded stock-based compensation expense in the following categories on the accompanying consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Cost of revenues	$(4)	$2	$(2)	$12
Research and development	202	309	409	632
Sales and marketing	41	62	83	139
General and administrative	147	461	314	867
Expense included in discontinued operations	-	-	-	18
Total	$386	$834	$804	$1,668

Total unrecognized stock-based compensation expense as of June 30, 2024 was $2.4 million, which will be amortized over a weighted average remaining recognition period of 2.5 years.

Other Information

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If Oncocyte had made different assumptions, its stock-based compensation expense and net loss for the periods presented may have been significantly different. Refer to Note 2 “Stock-Based Compensation” for additional information.

Oncocyte does not recognize deferred income taxes for incentive stock option compensation expense and records a tax deduction only when a disqualified disposition has occurred.

9. Related Party Transactions

Financing Transactions

On April 13, 2022, Oncocyte entered into the Securities Purchase Agreement with the Investors, including Broadwood and John Peter Gutfreund, a former director of Oncocyte, for the Series A Preferred Stock offering. Each of Broadwood and Mr. Gutfreund has a direct material interest in the Series A Preferred Stock offering and agreed to purchase 5,882 and 1,176 shares, respectively, in the Series A Preferred Stock offering and on the same terms as other investors. Additionally, Halle Capital Management, L.P. received $85,000 from the Company as reimbursement for its legal fees and expenses. Mr. Gutfreund is the Managing Partner of Halle Capital Management, L.P. On April 5, 2023, Oncocyte redeemed all of the 588 shares of Series A Preferred Stock held by Mr. Gutfreund for $618,672. Mr. Gutfreund is no longer a related party as of June 23, 2023. See Note 7 for additional information about the Series A Preferred Stock offering.

Further, on April 13, 2022, Oncocyte entered into an underwriting agreement pursuant to which the Company agreed to issue and sell certain shares of common stock and warrants to purchase common stock (“April 2022 Warrants”). The April 2022 Warrants have an exercise price of $30.60 per share and will expire on April 19, 2027. Pursuant to the underwritten offering, Broadwood acquired from us (i) 261,032 shares of common stock, and (ii) 300,187 April 2022 Warrants to purchase up to 150,093 shares of common stock. However, the total number of shares of common stock that Broadwood purchased in the underwritten offering was 300,187, of which 39,154 existing shares were acquired by the underwriters in the open market and re-sold to Broadwood. Pura Vida acquired from us (i) 249,204 shares of common stock, and (ii) 286,585 April 2022 Warrants to purchase up to 143,292 shares of common stock. However, the total number of shares of common stock that Pura Vida purchased in the underwritten offering was 286,585, of which 37,380 existing shares were acquired by the underwriters in the open market and re-sold to Pura Vida. Halle Special Situations Fund LLC purchased from us (i) 309,976 shares of common stock, and (ii) 356,472 April 2022 Warrants to purchase up to 178,236 shares of common stock. Mr. Gutfreund is the investment manager and a control person of Halle Capital Partners GP LLC, the managing member of Halle Special Situations Fund LLC. However, the total number of shares of common stock that Halle Special Situations Fund LLC purchased in the underwritten offering was 356,472, of which 46,496 existing shares were acquired by the underwriters in the open market and re-sold to Halle Special Situations Fund LLC. Mr. Gutfreund is no longer a related party as of June 23, 2023.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 3, 2023, Oncocyte entered into a securities purchase agreement with certain investors, including Broadwood, Pura Vida and entities affiliated with AWM, and certain individuals, including our Chairman Andrew Arno and former director John Peter Gutfreund (and certain of their affiliated parties), which provided for the sale and issuance by the Company of an aggregate of 2,274,709 shares of common stock at an offering price of: (i) $6.03 to investors who are not considered to be “insiders” of the Company pursuant to Nasdaq Listing Rules (“Insiders”), which amount reflected the average closing price of our common stock on Nasdaq during the five trading day period immediately prior to pricing, and (ii) $7.08 to Insiders, which amount reflected the final closing price of our common stock on Nasdaq on the last trading day immediately prior to pricing. Broadwood purchased 1,341,381 shares of common stock for $8,093,362, Pura Vida purchased 33,150 shares of common stock for $200,014 and entities affiliated with AWM purchased 472,354 shares of common stock for $2,850,000. Mr. Arno and his affiliated parties purchased 21,162 shares of common stock for $150,001, and Mr. Gutfreund and his affiliated parties purchased 85,250 for $604,252. See Note 7, “Common Stock – April 2023 Offering” for additional information.

On April 11, 2024, Oncocyte entered into a securities purchase agreement with certain investors, including Broadwood, entities affiliated with AWM, Bio-Rad Laboratories, Inc. (“Bio-Rad”), and certain individuals, including our Chairman Andrew Arno, which provided for the issuance and sale in a private placement of an aggregate of 5,076,900 shares of common stock and Pre-Funded Warrants to purchase up to 342,889 shares of common stock. The purchase price for one share of common stock was $2.9164, and the purchase price for one Pre-Funded Warrant was $2.9163. Insiders subscribed for 42,373 of the shares of common stock sold in the private placement, at a purchase price of $2.95 per share of common stock, which amount reflected the final closing price of the common stock on Nasdaq on the last trading day immediately prior to pricing. Broadwood purchased 2,420,000 shares of common stock for $7,057,688, entities affiliated with AWM purchased 342,889 shares of common stock and 342,889 Pre-Funded Warrants for $2,000,000, and Bio-Rad purchased 1,200,109 shares of common stock for $3,499,998. Mr. Arno purchased 33,898 shares of common stock for $100,000. Our director Andrew Last is the Executive Vice President and Chief Operating Officer of Bio-Rad. See Note 7, “Common Stock – April 2024 Offering” for additional information.

Other Transactions

The Company previously employed the son of Andrew Arno, Chairman of the Board as its Senior Manager, Investor Relations, Corporate Planning & Development. The total compensation paid by the Company to Mr. Arno’s son since January 1, 2022 is approximately $200,000. Mr. Arno’s son is no longer an employee of the Company as of July 28, 2023.

During 2024, the Company purchased no laboratory equipment, however, incurred $39,000 in laboratory related expenses from Bio-Rad. During 2023, the Company purchased $581,000 in laboratory equipment and incurred $375,000 in laboratory related expenses from Bio-Rad. As of June 30, 2024 and December 31, 2023, the Company had accounts payable due to Bio-Rad of $2,000 and $206,000, respectively. Our director Andrew Last is the Executive Vice President and Chief Operating Officer of Bio-Rad.

On April 5, 2024, the Company entered into an agreement with Bio-Rad to collaborate in the development and the commercialization of research use only and in vitro diagnostics kitted transplant products (the “Collaboration Agreement”). Under the Collaboration Agreement, Bio-Rad agreed to purchase shares of our common stock equal to 9.99% of the total number of shares of common stock issued and outstanding immediately after the closing of such investment, provided that the total purchase price would not exceed $3,500,000 unless Bio-Rad chooses to exceed such limit (the “Bio-Rad Investment”). The Bio-Rad Investment was completed in connection with a private placement (See Note 7, “Common Stock – April 2024 Offering”). In addition, we will pay Bio-Rad a single digit royalty payment based on certain net sales under the Collaboration Agreement, and Bio-Rad has an option for the exclusive right to promote, market and sell certain kits worldwide subject to certain conditions. If and when such option is exercised, Bio-Rad will purchase additional shares of our common stock, at the then-current market price per share, up to a specified maximum aggregate purchase price. Our director Dr. Last recused himself from all Board discussions related to transactions with Bio-Rad. See Note 10 for additional information.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Collaborative Arrangements

On April 5, 2024, the Company entered into the Collaboration Agreement with Bio-Rad to collaborate in the development and the commercialization of research use only and in vitro diagnostics kitted transplant products using Bio-Rad’s ddPCR instruments and reagents. The Collaboration Agreement has a term of 10 years unless earlier terminated pursuant to customary termination provisions.

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

Prior to the commercial launch of the RUO Assays, under the Collaboration Agreement, the parties will develop a plan to market and sell the RUO Assays. The Company will be responsible for the manufacture and supply of all RUO Assays, and Bio-Rad will supply to the Company Bio-Rad’s ddPCR instruments and reagents for use in commercializing the RUO Assays, which products will be purchased by the Company exclusively from Bio-Rad. The Company and Bio-Rad will be jointly responsible for co-promoting and co-marketing the RUO Assays within the United States and Germany (the “Territory”). The Company has the exclusive right to sell the RUO Assays in the Territory exclusively with the use of Bio-Rad ddPCR instruments and reagents. Bio-Rad will be responsible for promoting and marketing, and has the exclusive right to sell, the RUO Assays outside the Territory. For the sales of the RUO Assays in the Territory, the Company will pay to Bio-Rad a single digit royalty payment based on net sales. The Company will manufacture and supply the RUO Assays to Bio-Rad for resale outside the Territory. As of June 30, 2024, income statement amounts attributable to transactions arising from the Collaboration Agreement, including non-royalty expenses, have not been significant.

Additionally, the Collaboration Agreement provides Bio-Rad an option for the exclusive right to promote, market and sell IVD Kits worldwide subject to certain conditions. If and when such option is exercised, Bio-Rad will purchase additional shares of the Company’s common stock, no par value per share, at the then-current market price per share, up to a specified maximum aggregate purchase price, and the Company will manufacture and supply IVD Kits exclusively for Bio-Rad. See Note 9 for additional information.

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

In addition to the transfer of 70% of the equity interests of Razor, the Razor Stock Purchase Agreement provided that Dragon would purchase furniture, fixtures, and equipment from the Company for a cash consideration of approximately $116,000. Upon the Razor Closing, the Company deconsolidated the assets and liabilities of Razor as control of Razor had transferred to Dragon.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded the final adjustment related to the disposal, including final working capital adjustments, and recognized an impairment loss of $1.3 million during the first quarter of 2023. Including the impairment losses we recognized as of December 31, 2022 related to this transaction, we recorded an overall impairment loss of $27.2 million.

The operating results for Razor have been recorded in discontinued operations of the accompanying 2023 consolidated statement of operations and we have reclassified the remaining liabilities as discontinued operations in the accompanying balance sheet. The 2023 discontinued operations reflect operating results of Razor up to the closing of the sale.

The Company’s 2023 consolidated balance sheet and consolidated statement of operations report discontinued operations separate from continuing operations. Our 2023 consolidated statement of comprehensive loss, statement of shareholders’ equity and statement of cash flows combined continuing and discontinued operations. A summary of financial information related to the Company’s discontinued operations is as follows.

As of December 31, 2023, the Company’s consolidated balance sheet included $45,000 in accounts payable related to discontinued operations, which was paid during the first quarter of 2024.

The following table represents the results of the discontinued operations of Razor:

Six Months Ended
June 30, 2023
(In thousands)
Net revenue	$421

Cost of revenues	507
Research and development	702
Sales and marketing	498
General and administrative	329
Loss from impairment of held for sale assets	1,311
Net loss from discontinued operations	$(2,926)

The following table summarizes cash used related to the discontinued operations of Razor:

Six Months Ended
June 30, 2023
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(2,985)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	$(1,372)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our consolidated financial statements for the three and six months ended June 30, 2024 and 2023 included elsewhere in this Report, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. These historical consolidated financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly under Risk Factors in this Report and those Risk Factors in Part I, Item 1A of our most recent Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC. For additional information, refer to the section above entitled “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a molecular diagnostics technology company focused on developing and commercializing proprietary tests in three areas: VitaGraft is a blood-based solid organ transplantation monitoring test, DetermaIO is a gene expression test that assesses the tumor microenvironment to predict response to immunotherapies, and DetermaCNI is a blood-based monitoring tool for monitoring therapeutic efficacy in cancer patients. Our mission is to democratize access to novel molecular diagnostic testing to improve patient outcomes.

We do this primarily by developing molecular diagnostic test kits that empower our customers to run their own tests to participate in the patient care value chain, which is counter-positioned with the central laboratory model. Our decentralized approach also puts testing in the hands of researchers to enable more studies, which inspires innovation, which can improve standards of care while also creating demand for more testing. We develop tests that measure both established biomarkers as well as pioneer the adoption of new and more effective biomarkers.

We believe that combining innovative science with a simple, but disruptive, business model can create enormous value. This model is designed to empower doctors to reduce uncertainty to make better decisions to save lives as well as enable researchers to measure biomarkers to inspire innovation.

Our customer institutions are hospitals, transplant centers, and labs. The decision to deploy our tests on behalf of patients or research studies come from front line doctors, including surgeons, nephrologists and oncologists, as well as researchers, pathologists, lab directors, medical directors, department heads, lab managers, and chief medical officers.

Our operating premise is that democratizing access to testing to foster scientific innovation and better treatments ultimately reduces the cost of care, while expanding access and improving outcomes.

At the heart, we are a science-driven organization that champions scientific integrity and inquiry. We employ world-renowned scientists who generate intellectual property in our strategic target markets. We have built and acquired an intellectual property portfolio that we believe will enable us to gain share in well-established clinical and research markets.

Our primary near-term strategic market is organ transplant. Oncocyte’s molecular diagnostic tests are designed to help the industry to better address one of the leading challenges in the transplantation market – which is the body’s potential to reject the donor organ. We do this by detecting early evidence of graft organ damage in the blood through assessing a known biomarker known as donor-derived cell-free DNA. VitaGraft Kidney, for example, can find donor kidney damage up to 10 months sooner than other protocols. VitaGraft is analytically and clinically validated in three major solid organ transplant types (kidney, liver and heart) by peer reviewed international publications. We received a positive coverage decision from MolDx for VitaGraft Kidney in August of 2023, and it became commercially available for ordering in January 2024 through our CLIA Laboratory in Nashville, Tennessee. VitaGraft Kidney is now broadly available to transplant professionals upon request.

In July 2024, we began to commercialize the technology underlying VitaGraft Kidney by distributing its sister product, GraftAssure, which is intended to be sold and used for research purposes, and is labeled as “Research Use Only,” or RUO. We expect to distribute our RUO production through a mix of direct sales, partnering and distribution agreements, and licensing. We have entered into an agreement with a global strategic partner to collaborate in the development and the commercialization of RUO and in vitro diagnostics kitted transplant products (see Note 10, “Collaborative Arrangements,” to our consolidated financial statements included elsewhere in this Report for additional information).

Under strict regulatory rules, our tests may not be used in a clinical treatment setting until they have attained In Vitro Diagnostic (“IVD”) approval from the Food and Drug Administration (“FDA”) in the U.S. and In Vitro Diagnostic Medical Devices Regulation approval in the European Union. As such, we are working with these regulatory bodies to attain such approval, supporting future distribution and higher sales of our products for clinical use.

We also have a laboratory and pharma services lab, certified under the CLIA and accredited by the Collage of American Pathologists, in Nashville, Tennessee, and a research and development lab in Göttingen, Germany. Our innovation centers in Nashville and Germany employ world-renowned research scientists who are leaders in their field.

Our secondary strategic market is in the field of oncology – namely through diagnostic tests that can measure and predict which patients will best respond to certain types of therapies, as well as provide efficacy monitoring for therapies. For example, we are continuing to develop DetermaIO, a test with promising data supporting its potential to help identify patients likely to respond to checkpoint inhibitor drugs. This new class of drugs modulate the immune response and show activity in multiple solid tumor types including non-small cell lung cancer, and triple negative breast cancer. DetermaIO is currently available as part of an early access program with leaders in the immuno-oncology field. A kitted research product format of the underlying technology began proof-of-concept development in 2023. The application of immunotherapy is a global problem, so we expect partnering opportunities for each of our products as they reach clinical maturity.

We also perform other assay development and clinical testing services for pharmaceutical and biotechnology companies through our Pharma Services operations.

The inherent uncertainties of developing and commercializing new diagnostic tests for medical use make it impossible to predict the amount of time and expense that will be required to complete the development and commercialization of those tests. There is no assurance that we will be successful in developing new technology or diagnostic tests, nor that any technology or diagnostic tests that we may develop will be proven safe and effective in diagnosis of cancer in humans or will be successfully commercialized. We expect that our operating expenses will continue to increase if we successfully complete the development of DetermaIO and commercialize this test.

Recent Developments

Collaboration Agreement

On April 5, 2024, we entered into an agreement with a global strategic partner to collaborate in the development and the commercialization of research use only and in vitro diagnostics kitted transplant products. See Note 10, “Collaborative Arrangements,” to our consolidated financial statements included elsewhere in this Report for additional information.

April 2024 Offering

On April 11, 2024, we entered into a private placement securities purchase agreement with certain accredited investors. The gross proceeds from the private placement were approximately $15.8 million. See Note 7, “Common Stock – April 2024 Offering,” to our consolidated financial statements included elsewhere in this Report for additional information.

Results of Operations

Summary Results of Operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Net revenue	$104	$463	$(359)	-78%	$280	$760	$(480)	-63%
Cost of revenues	32	169	(137)	-81%	141	434	(293)	-68%
Cost of revenues – amortization of acquired intangibles	22	22	-	0%	44	44	-	0%
Research and development	2,453	2,435	18	1%	4,765	4,562	203	4%
Sales and marketing	853	805	48	6%	1,699	1,500	199	13%
General and administrative	2,407	3,531	(1,124)	-32%	5,080	6,943	(1,863)	-27%
Change in fair value of contingent consideration	(1,031)	1,795	(2,826)	-157%	2,281	(16,512)	18,793	-114%
Impairment loss	-	-	-	-	-	4,950	(4,950)	-100%
Impairment loss on held for sale assets	-	-	-	-	169	1,283	(1,114)	-87%
Loss from operations	(4,632)	(8,294)	3,662	-44%	(13,899)	(2,444)	(11,455)	469%
Total other income (expenses)	102	(39)	141	-362%	240	70	170	243%
Loss from continuing operations	(4,530)	(8,333)	3,803	-46%	(13,659)	(2,374)	(11,285)	475%
Loss from discontinued operations (Note 11)	-	-	-	-	-	(2,926)	2,926	-100%
Net loss	$(4,530)	$(8,333)	$3,803	-46%	$(13,659)	$(5,300)	$(8,359)	158%

Results of Operations – Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023

Revenues decreased to $104,000 for the three months ended June 30, 2024, as compared to $463,000 in the prior period, due to decreased revenues in Pharma Services.

Loss from continuing operations was $4.5 million for the three months ended June 30, 2024, compared to $8.3 million for the comparable prior period. The loss from continuing operations decrease of $3.8 million was mainly due to the change in fair value of contingent consideration, and the changes in Pharm Services revenue, operating expenses and other income and expenses from continuing operations as follows:

●	Pharma Services revenue decreased by $336,000 due to a decreased number of contracts performed during the period. See below for additional information.

●	Cost of revenues decreased by $137,000, primarily related to labor and allocated overhead associated with performing our Pharma Services. See below for additional information.

●	Cost of revenues - amortization of acquired intangibles was unchanged, and relates to noncash amortization of acquired intangible assets such as our customer relationship intangible assets acquired as part of the Insight merger.

●	Research and development expenses increased by $18,000, as we continue development of VitaGraft, DetermaIO and DetermaCNI. The main drivers of the increase were personnel-related expenses and laboratory costs, partially offset by depreciation and amortization, stock-based compensation and severance costs (see below for additional details).

●	Sales and marketing expenses increased by $48,000, primarily attributable to continued ramp in sales, marketing and advertising activities related to the transplant business, as well as supporting the commercialization efforts within oncology. The main drivers of the increase were personnel-related expenses, professional fees and other sales related expenses, partially offset by facilities costs and stock-based compensation (see below for additional details).

●	General and administrative expenses decreased by $1.1 million, primarily due to decreases in severance costs, stock-based compensation and facilities costs. See below for additional details.

●	Change in fair value of contingent consideration was a gain of $1.0 million in 2024 compared to a loss of $1.8 million in 2023. This change was due to changes in the fair value model inputs and revised estimates on if and when future payouts will occur. The change is also driven by the Chronix Amendment during the first quarter of 2023, which amended the earnout considerations, and eliminated the Chronix Milestone Payments, 15% Royalty Payments and Sale Payment obligations (see Note 3 to our consolidated financial statements included elsewhere in this Report). See below for additional information.

●	Total other income increased by $141,000, primarily due to additional interest income and miscellaneous income in 2024, compared to an unrealized loss on marketable equity securities in 2023. See below for additional information.

Results of Operations – Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023

Revenues decreased to $280,000 for the six months ended June 30, 2024, as compared to $760,000 in the prior period, due to decreased revenues in Pharma Services.

Loss from continuing operations was $13.7 million for the six months ended June 30, 2024, compared to $2.4 million for the comparable prior period. The loss from continuing operations increase of $11.3 million was mainly due to the change in fair value of contingent consideration, and the changes in Pharm Services revenue, operating expenses and other income and expenses from continuing operations as follows:

●	Pharma Services revenue decreased by $479,000 due to a decreased number of contracts performed during the period. See below for additional information.

●	Cost of revenues decreased by $293,000, primarily related to labor and allocated overhead associated with performing our Pharma Services. See below for additional information.

●	Cost of revenues - amortization of acquired intangibles was unchanged, and relates to noncash amortization of acquired intangible assets such as our customer relationship intangible assets acquired as part of the Insight merger.

●	Research and development expenses increased by $203,000, as we continue development of VitaGraft, DetermaIO and DetermaCNI. The main drivers of the increase were personnel-related expenses, laboratory costs and professional fees, partially offset by depreciation and amortization, stock-based compensation and severance costs (see below for additional details).

●	Sales and marketing expenses increased by $199,000, primarily attributable to continued ramp in sales, marketing and advertising activities related to the transplant business, as well as supporting the commercialization efforts within oncology. The main drivers of the increase were personnel-related expenses and other sales related expenses, partially offset by facilities costs and stock-based compensation (see below for additional details).

●	General and administrative expenses decreased by $1.9 million, primarily due to decreases in stock-based compensation, severance costs, facilities costs, professional fees and personnel-related expenses. See below for additional details.

●	Change in fair value of contingent consideration was a loss of $2.3 million in 2024 compared to a gain of $16.5 million in 2023. This change was due to changes in the fair value model inputs and revised estimates on if and when future payouts will occur. The change is also driven by the Chronix Amendment during the first quarter of 2023, which amended the earnout considerations, and eliminated the Chronix Milestone Payments, 15% Royalty Payments and Sale Payment obligations (see Note 3 to our consolidated financial statements included elsewhere in this Report). See below for additional information.

●	The prior year impairment loss relates to in-process research and development intangible assets (see Note 5 to our consolidated financial statements included elsewhere in this Report).

●	Impairment loss on held for sale assets relates to various agreements to sell laboratory equipment and the subsequent fair value adjustments. See Note 2, “Assets Held for Sale and Discontinued Operations,” to our consolidated financial statements included elsewhere in this Report for additional information.

●	Total other income increased by $170,000, primarily due to additional interest income and miscellaneous income in 2024, compared to net other expenses in 2023. See below for additional information.

Revenues

The following table shows our service revenues:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Pharma Services	$104	$440	$(336)	-76%	$258	$737	$(479)	-65%
Laboratory developed test services	-	23	(23)	-100%	22	23	(1)	-4%
Total	$104	$463	$(359)	-78%	$280	$760	$(480)	-63%

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

Research and Development Expenses

A summary of the main drivers of the change in research and development expenses is as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses	$1,210	$1,004	$206	21%	$2,382	$1,927	$455	24%
Depreciation and amortization	235	352	(117)	-33%	472	715	(243)	-34%
Share-based compensation	202	309	(107)	-35%	409	632	(223)	-35%
Laboratory supplies and expenses	542	333	209	63%	802	575	227	39%
Facilities and insurance	194	174	20	11%	380	312	68	22%
Professional fees, legal, and outside services	35	65	(30)	-46%	269	168	101	60%
Severance	-	159	(159)	-100%	-	159	(159)	-100%
Other	33	29	4	14%	49	41	8	20%
Clinical trials	2	10	(8)	-80%	2	33	(31)	-94%
Total	$2,453	$2,435	$18	1%	$4,765	$4,562	$203	4%
% of Net Revenue	2359%	526%		1833%	1702%	600%		1102%

We expect to continue to incur a significant amount of research and development expenses during the foreseeable future. We will continue development of VitaGraft, DetermaIO and DetermaCNI. Our future research and development efforts and expenses will also depend on the amount of capital that we are able to raise to finance those activities and whether we acquire rights to any new diagnostic tests. A portion of our costs for leasing and operating our CLIA laboratory in Tennessee, and in Germany with Chronix, will also be included in research and development expenses to the extent allocated to the development of our diagnostic tests.

We may commence clinical trials of DetermaIO if we develop that diagnostic test to the point where we determine that its use as a clinical diagnostic appears to be feasible.

Sales and Marketing Expenses

A summary of the main drivers of the change in sales and marketing expenses is as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses	$600	$579	$21	4%	$1,215	$1,008	$207	21%
Share-based compensation	41	62	(21)	-34%	83	139	(56)	-40%
Facilities and insurance	17	65	(48)	-74%	49	116	(67)	-58%
Professional fees, legal, and outside services	48	18	30	167%	121	112	9	8%
Marketing & Advertising	44	43	1	2%	82	63	19	30%
Other	103	38	65	171%	149	62	87	140%
Total	$853	$805	$48	6%	$1,699	$1,500	$199	13%
% of Net Revenue	820%	174%		646%	607%	197%		409%

We expect to continue to incur sales and marketing expenses during the foreseeable future as we complete product development and begin commercialization efforts for DetermaIO as a clinical test. Sales and marketing expenses will also increase if we successfully develop and begin commercializing VitaGraft and DetermaCNI, or if we acquire and commercialize other diagnostic tests. Our commercialization efforts and expenses will also depend on the amount of capital that we are able to raise to finance commercialization of our tests. Our future expenditures on sales and marketing will also depend on the amount of revenue that those efforts are likely to generate. Because physicians are more likely to prescribe a test for their patients if the cost is covered by Medicare or health insurance, demand for our diagnostic and other tests and our expenditures on sales and marketing are likely to increase if our diagnostic or other tests qualify for reimbursement by Medicare or private health insurance companies.

General and Administrative Expenses

A summary of the main drivers of the change in general and administrative expenses is as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses and board fees	$901	$899	$2	0%	$1,917	$2,090	$(173)	-8%
Professional fees, legal, and outside services	880	929	(49)	-5%	1,738	1,946	(208)	-11%
Facilities and insurance	350	546	(196)	-36%	825	1,219	(394)	-32%
Share-based compensation	147	460	(313)	-68%	314	867	(553)	-64%
Severance	-	481	(481)	-100%	-	481	(481)	-100%
Other	129	216	(87)	-40%	286	340	(54)	-16%
Total	$2,407	$3,531	$(1,124)	-32%	$5,080	$6,943	$(1,863)	-27%
% of Net Revenue	2314%	763%		1552%	1814%	914%		901%

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

Income Taxes

We did not record any provision or benefit for income taxes for the three and six months ended June 30, 2024 and 2023, as we had a full valuation allowance for the periods presented (see Note 2 to our consolidated financial statements included elsewhere in this Report).

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

Liquidity and Capital Resources

Our foreseeable material cash requirements as of June 30, 2024, are recognized as liabilities or generally are otherwise described in Note 6, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Report. Cash requirements are generally derived from our operating and investing activities including expenditures for working capital, human capital, business development, investments in intellectual property, and business combinations. Our office lease obligations, net of sublease payments, and contingent consideration obligations are further described in Note 6 and Note 3, respectively. Historically, we have not entered into any off-balance sheet arrangements. As of June 30, 2024 and December 31, 2023, we had unrecognized tax benefits totaling $2.3 million (see Note 2, “Income Taxes”).

Since formation, we have financed our operations primarily through the sale of our common stock, preferred stock and warrants. We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $303.5 million as of June 30, 2024. At June 30, 2024, we had $9.3 million of cash and cash equivalents. We expect to continue to incur operating losses and negative cash flows for the near future. Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued (see Note 1).

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

On April 11, 2024, we entered into a private placement securities purchase agreement with certain accredited investors. The resulting net proceeds were approximately $9.9 million, after deducting offering expenses of $538,000 and deducting $5.4 million for the redemption of all remaining shares of our Series A Redeemable Convertible Preferred Stock. These net proceeds are inclusive of an investment from Bio-Rad, our global strategic partner. See Note 7, “Common Stock – April 2024 Offering,” to our consolidated financial statements included elsewhere in this Report for additional information.

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

On April 5, 2024, we entered into an agreement with Bio-Rad to collaborate in the development and the commercialization of research use only and in vitro diagnostics kitted transplant products. See Note 10, “Collaborative Arrangements,” to our consolidated financial statements included elsewhere in this Report for additional information.

In addition to sales and marketing expenses, we will incur expenses from leasing and improving our offices and laboratory facilities in Nashville, Tennessee. During the third quarter of 2023, we entered into a sublease arrangement for our main office in Irvine, California. On January 1, 2024, we expanded our Nashville facility by adding one new office lease and renewing and extending our existing leases. During the second and third quarters of 2024, we added four financing leases for certain laboratory equipment to be used in our Nashville facility. See Note 6, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Report for additional leasing information.

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

We will need to continue to raise additional capital to finance our operations, including the development and commercialization of our diagnostic tests, and making payments that may become due under our obligations to former Chronix shareholders and former Insight shareholders, until such time as we are able to generate sufficient revenues to cover our operating expenses. Delays in our collaborative arrangement for the development and the commercialization of research use only and in vitro diagnostics kitted transplant products, or delays in obtaining regulatory approval to distribute our products for clinical use, or delays in the development of, or in obtaining reimbursement coverage from Medicare for DetermaIO and other future laboratory tests that we may develop or acquire, could prevent us from raising sufficient additional capital to finance the completion of development and commercial launch of those tests. Investors may be reluctant to provide us with capital until our tests are approved for reimbursement by Medicare or reimbursement by private healthcare insurers or healthcare providers, or until we begin generating significant amounts of revenue from performing those tests.

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

Cash Used in Operations

During the six months ended June 30, 2024, our total research and development expenses were $4.8 million, our sales and marketing expenses were $1.7 million, and our general and administrative expenses were $5.1 million. We also incurred $185,000 in total cost of revenues, including $44,000 amortization of intangible expenses. Consolidated net loss for the period was $13.7 million, and our consolidated net cash used in operating activities amounted to $9.8 million. Our cash used in operating activities during 2024 did not include the following noncash items: $661,000 in depreciation and amortization expenses, $804,000 in stock-based compensation, $96,000 in other equity compensation expenses, $2.3 million loss from change in fair value of contingent consideration, and $169,000 impairment loss on held for sale assets. Net changes in operating assets and liabilities for the period were $160,000 as an additional use of cash.

During the six months ended June 30, 2023, our total research and development expenses were $4.6 million, our sales and marketing expenses were $1.5 million, and our general and administrative expenses were $6.9 million. We also incurred $478,000 in total cost of revenues, including $44,000 amortization of intangible expenses. Consolidated net loss for the period was $5.3 million, and our consolidated net cash used in operating activities amounted to $15.1 million. Our cash used in operating activities during 2023 did not include the following noncash items: $929,000 in depreciation and amortization expenses, $1.7 million in stock-based compensation, $97,000 in unrealized gain on marketable equity securities, $16.5 million gain from change in fair value of contingent consideration, $5.0 million loss from an intangible asset impairment, $1.5 million loss on disposal of discontinued operations, and $1.3 million impairment loss on held for sale assets. Net changes in operating assets and liabilities for the period were $3.6 million as an additional use of cash.

Cash Used in Investing Activities

During the six months ended June 30, 2024, net cash used in investing activities was $215,000 from cash paid for construction in progress and purchase of furniture and equipment.

During the six months ended June 30, 2023, net cash used in investing activities was $1.2 million primarily from cash sold in discontinued operations, partially offset by proceeds from the sale of equipment.

Cash Provided by Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities was $9.8 million from $15.3 million of net cash proceeds from the sale of shares of common stock, partially offset by the redemption of our remaining Series A Preferred Stock of $5.4 million and repayments of financing lease obligations of $33,000.

During the six months ended June 30, 2023, net cash provided by financing activities was $12.2 million from $13.4 million of net cash proceeds from the sale of shares of common stock, partially offset by the partial redemption of Series A Preferred Stock of $1.1 million and repayments of financing lease obligations of $57,000.

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

Going Concern Assessment

We assess going concern uncertainty in our consolidated financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital, including available loans or lines of credit, if any, to operate for a period of at least one year from the date our consolidated financial statements are issued (the “look-forward period”). As part of this assessment, based on conditions that are known and reasonably knowable to us, we consider various scenarios, forecasts, projections and estimates, and we make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail those expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable those implementations can be achieved and we have the proper authority to execute them within the look-forward period. For additional information, refer to Note 1 to our consolidated financial statements included elsewhere in this Report.

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

The fair value of contingent consideration after the acquisition date is reassessed by us as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in our consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities and, accordingly, the resulting gain or loss that we record in our consolidated financial statements. During the six months ended June 30, 2024 and 2023, we recorded a loss of $2.3 million and a gain of $16.5 million, respectively, related to the fair value of contingent consideration. As of June 30, 2024 and December 31, 2023, contingent consideration liabilities were $42.2 million and $39.9 million, respectively. For additional information, refer to Note 3 to our consolidated financial statements included elsewhere in this Report.

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

During the first quarter of 2023, due to changes in management and our economic condition, management shifted our business strategy to direct efforts on fewer studies and to transition from tests that are laboratory developed tests (“LDTs”) to research use only sales. Due to the change in strategy, our long range plan forecasts were updated and anticipated future benefits derived from our assets. The change in strategy represent a significant indicator for change in value of our long-lived assets. The original IPR&D balances were reassessed based on the updated long range plan, using the multi-period excess earnings method approach, the results of the valuation noted that the carrying value of certain IPR&D intangible assets was greater than the fair market value. Accordingly, we recorded an impairment of approximately $5.0 million as of March 31, 2023. We have not recorded any additional impairment adjustments as of June 30, 2024. For additional information, refer to Note 5 to our consolidated financial statements included elsewhere in this Report.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, which consists primarily of long-lived intangible assets, right-of-use assets, and machinery and equipment, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. When such events or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount, we recognize an impairment based on the fair value of such assets. During the six months ended June 30, 2024 and 2023, we recognized impairment losses on held for sales assets of $169,000 and $1.3 million, respectively. For additional information, refer to Note 2, “Assets Held for Sale and Discontinued Operations,” to our consolidated financial statements included elsewhere in this Report.

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

We establish an allowance for credit losses based on the evaluation of the collectability of its Pharma Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, reasonable and supportable forecast that affect the collectability of the reported amount, and historical experience. We continuously monitor collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the credit loss reserve accounts. As of June 30, 2024 and December 31, 2023, we had an allowance for credit losses of $1,000 and $5,000, respectively, related to Pharma Services.

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

We maintained an allowance for credit losses related to Laboratory Developed Test Services at an amount we estimated to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. We based this allowance, in the aggregate, on historical collection experience, age of receivables and general economic conditions, as well as specific identification of uncollectible accounts. We initially established an allowance in 2022 in connection with remaining Medicare and Medicare Advantage account balances and continued to add to the allowance as appropriate. In the first quarter of 2023, in connection with the adoption of the new current expected credit loss model, the Company determined that the Medicare and Medicare Advantage accounts receivable net balance of approximately $1.4 million was uncollectible and should therefore be written-off as of the adoption date, January 1, 2023. As of June 30, 2024 and December 31, 2023, we had no receivables nor allowance for credit losses related to Laboratory Developed Test Services.

Stock-Based Compensation

We recognize compensation expense related to share-based payment awards made to employees, board directors and other non-employees based on estimated fair values. We estimate the fair value of stock-based payment awards on the grant date and recognize the resulting fair value over the requisite service period on a straight-line basis. For stock-based awards that vest only upon the attainment of one or more performance goals, compensation cost is recognized if and when we determine that it is probable that the performance condition or conditions will be, or have been, achieved. For grants with market-based and time-based vesting conditions, the fair value is estimated using the Monte Carlo simulation model, which includes the estimated period to achievement of the performance and market conditions, which are subject to the achievement of the market-based goals established by us and continued employment. We utilize the Black-Scholes option pricing model for determining the fair value of standard time-based stock options. Our determination of fair value of share-based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. We estimate the expected volatility using our own stock price volatility for a period equal to the expected term of the options. The expected term of options granted is based on our own experience. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. Key inputs and assumptions may change as we continue to develop our own company estimates, experience and key inputs including our expected term, and stock price volatility based on the trading history of our stock in the public market. Changes in these subjective assumptions can materially affect the estimated value of equity grants and the stock-based compensation that we record in our consolidated financial statements. During the six months ended June 30, 2024 and 2023, we recognized total stock-based compensation of $804,000 and $1.7 million, respectively. For additional information, refer to Note 8 to our consolidated financial statements included elsewhere in this Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On April 23, 2024, we issued to PCG Advisory, Inc. 14,664 shares of our common stock (the “PCG Shares”). The PCG Shares were issued without registration under the Securities Act in reliance on the exemption from registration under Section 4(a)(2).

Repurchases

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	None.

(b)	None.

(c)	None.

Item 6. Exhibits.

Exhibit Numbers	Exhibit Description
4.1	Form of Pre-Funded Warrant (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2024)

10.1	Lease Agreement for Suite 103, dated January 1, 2024, between Insight Genetics, Inc. and MPC Holdings, LLC (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2024)

10.2	Lease Agreement for Suite 410, dated January 1, 2024, between Insight Genetics, Inc. and MPC Holdings, LLC (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2024)

10.3	Lease Agreement for Suite 510, dated January 1, 2024, between Insight Genetics, Inc. and MPC Holdings, LLC (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2024)

10.4	Securities Purchase Agreement, dated April 11, 2024, by and among the Company and the investors signatory thereto (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2024)

10.5	Registration Rights Agreement, dated April 11, 2024, by and among the Company and the investors signatory thereto (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2024)

10.6	Collaboration Agreement, dated April 5, 2024, between the Company and Bio-Rad Laboratories, Inc. (Incorporated by reference to Oncocyte Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2024)

10.7*#	Employment Agreement, dated May 20, 2024, by and between Oncocyte Corporation and Ekkehard Schütz

10.8*#	Employment Agreement, dated June 17, 2024, by and between Oncocyte Corporation and Andrea James

31.1*	Certification of the Principal Executive Officer of Oncocyte Corporation pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of Oncocyte Corporation pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files. The following financial statements from the Company’s Report for the three and six months ended June 30, 2024 and 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

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

ONCOCYTE CORPORATION

Date: August 8, 2024	/s/ Joshua Riggs
Joshua Riggs
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	/s/ Andrea James
Andrea James
Chief Financial Officer (Principal Financial Officer)

