Form 10-Q
period 2024-09-30
Oncocyte Corp
filed 2024-11-12
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 1-37648

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of common stock outstanding as of November 5, 2024 was 16,835,247.

ONCOCYTE CORPORATION

TABLE OF CONTENTS

For the quarterly period ended September 30, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Report”) are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements pertaining to future financial and/or operating results, future growth in research, technology, clinical development, and potential opportunities for Oncocyte, along with other statements about the future expectations, beliefs, goals, plans, or prospects expressed by management. Any statements that are not historical fact (including, but not limited to statements that contain words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” or similar expressions or the negative of such terms) should also be considered to be forward-looking statements. Forward-looking statements involve risks and uncertainties, including, without limitation, risks inherent in the development and/or commercialization of potential products, uncertainty in the results of clinical trials or regulatory approvals, need and ability to obtain future capital, and maintenance of intellectual property rights. Actual results may differ materially from the results anticipated in these forward-looking statements and as such should be evaluated together with the many uncertainties that affect the businesses of Oncocyte, particularly those mentioned in this Report under Risk Factors and those Risk Factors in Part I, Item 1A of our most recent Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission (“SEC”). Except as required by law, Oncocyte undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The forward-looking statements include, among other things, statements about:

•
the timing and potential achievement of future milestones;
•
the timing and our ability to obtain and maintain coverage and reimbursements from the Centers for Medicare and Medicaid Services and other third-party payers;
•
our plans to pursue research and development of diagnostic test candidates;
•
the potential commercialization of diagnostic tests currently in development;
•
the timing and success of future clinical research and the period during which the results of the clinical research will become available;
•
the potential receipt of revenue from current sales of our diagnostic tests and/or diagnostic tests in development;
•
our assumptions regarding obtaining reimbursement and reimbursement rates of our current diagnostic tests and/or diagnostic tests in development;
•
our estimates regarding future orders of tests and our ability to perform a projected number of tests;
•
our estimates and assumptions around the patient populations, market size and price points for reimbursement for our diagnostic tests;
•
our estimates regarding future revenues, operating expenses, and future capital requirements;
•
our intellectual property position;
•
the impact of government laws and regulations; and
•
our competitive position.

Unless the context otherwise requires, all references to “Oncocyte,” “we,” “us,” “our,” “the Company” or similar words refer to Oncocyte Corporation, together with our consolidated subsidiaries.

The description or discussion, in this Report, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

DetermaIO™, DetermaCNI™, GraftAssure™, and VitaGraft™ are trademarks of Oncocyte, regardless of whether the “TM” symbol accompanies the use of or reference to the applicable trademark in this Report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ONCOCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,363	$9,432
Accounts receivable, net of allowance for credit losses of $2 and $5, respectively	209	484
Inventories	232	—
Deferred financing costs	330	—
Prepaid expenses and other current assets	627	643
Assets held for sale	32	139
Total current assets	4,793	10,698
NONCURRENT ASSETS
Right-of-use and financing lease assets, net	3,001	1,637
Machinery and equipment, net, and construction in progress	3,494	3,799
Intangible assets, net	56,529	56,595
Restricted cash	1,700	1,700
Other noncurrent assets	699	463
TOTAL ASSETS	$70,216	$74,892

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$872	$953
Accrued compensation	1,906	1,649
Accrued royalties	1,116	1,116
Accrued expenses and other current liabilities	985	452
Accrued severance from acquisition	2,314	2,314
Right-of-use and financing lease liabilities, current	1,283	665
Current liabilities of discontinued operations (Note 11)	—	45
Contingent consideration liabilities, current	614	393
Total current liabilities	9,090	7,587
NONCURRENT LIABILITIES
Right-of-use and financing lease liabilities, noncurrent	2,708	2,204
Contingent consideration liabilities, noncurrent	48,707	39,507
TOTAL LIABILITIES	60,505	49,298

Commitments and contingencies (Note 6)

Series A Redeemable Convertible Preferred Stock, no par value; stated value $1,000 per share; 5 shares issued and outstanding at December 31, 2023; aggregate liquidation preference of $5,296 as of December 31, 2023	—	5,126

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 230,000 shares authorized; 13,374 and 8,261 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	326,682	310,295
Accumulated other comprehensive income	57	49
Accumulated deficit	(317,028)	(289,876)
Total shareholders’ equity	9,711	20,468
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$70,216	$74,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$115	$429	$395	$1,189

Cost of revenues	43	159	184	593
Cost of revenues – amortization of acquired intangibles	22	22	66	66
Gross profit	50	248	145	530

Operating expenses:
Research and development	2,817	2,185	7,582	6,747
Sales and marketing	1,043	713	2,742	2,213
General and administrative	2,565	2,487	7,645	9,430
Change in fair value of contingent consideration	7,140	(435)	9,421	(16,947)
Impairment losses	—	1,811	—	6,761
Impairment loss on held for sale assets	—	—	169	1,283
Total operating expenses	13,565	6,761	27,559	9,487

Loss from operations	(13,515)	(6,513)	(27,414)	(8,957)

Other (expenses) income:
Interest expense	(31)	(14)	(54)	(39)
Unrealized (loss) gain on marketable equity securities	—	(89)	—	8
Other income, net	53	127	316	125
Total other income, net	22	24	262	94

Loss from continuing operations	(13,493)	(6,489)	(27,152)	(8,863)

Loss from discontinued operations (Note 11)	—	—	—	(2,926)

Net loss	$(13,493)	$(6,489)	$(27,152)	$(11,789)

Net loss per share (Note 2):
Net loss from continuing operations - basic and diluted	$(13,493)	$(6,687)	$(27,415)	$(9,602)
Net loss from discontinued operations - basic and diluted	$—	$—	$—	$(2,926)
Net loss attributable to common stockholders - basic and diluted	$(13,493)	$(6,687)	$(27,415)	$(12,528)

Net loss from continuing operations per share - basic and diluted	$(0.98)	$(0.81)	$(2.36)	$(1.29)
Net loss from discontinued operations per share - basic and diluted	$—	$—	$—	$(0.39)
Net loss attributable to common stockholders per share - basic and diluted	$(0.98)	$(0.81)	$(2.36)	$(1.68)

Weighted average shares outstanding - basic and diluted	13,714	8,256	11,624	7,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(13,493)	$(6,489)	$(27,152)	$(11,789)
Foreign currency translation adjustments	20	(9)	8	(7)
Comprehensive loss	$(13,473)	$(6,498)	$(27,144)	$(11,796)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended September 30, 2024
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance at June 30, 2024	—	$—	13,368	$326,201	$37	$(303,535)	$22,703
Net Loss	—	—	—	—	—	(13,493)	(13,493)
Foreign currency translation adjustment	—	—	—	—	20	—	20
Stock-based compensation	—	—	—	450	—	—	450
Vesting of bonus awards	—	—	—	14	—	—	14
Sale of common shares under at-the-market transactions, net of financing costs	—	—	6	17	—	—	17
Balance at September 30, 2024	—	$—	13,374	$326,682	$57	$(317,028)	$9,711

	Three Months Ended September 30, 2023
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance at June 30, 2023	5	$4,725	8,250	$309,535	$41	$(265,976)	$43,600
Cumulative change in accounting principle (Note 2)	—	—	—	—	—	(1,419)	(1,419)
Balance at July 1, 2023, as adjusted	5	4,725	8,250	309,535	41	(267,395)	42,181
Net Loss	—	—	—	—	—	(6,489)	(6,489)
Foreign currency translation adjustment	—	—	—	—	(9)	—	(9)
Stock-based compensation	—	—	—	608	—	—	608
Vesting of bonus awards	—	—	—	14	—	—	14
Shares issued upon vesting of RSUs	—	—	2	—	—	—	—
Shares issued for consultant services	—	—	9	36	—	—	36
Accretion of Series A convertible preferred stock to redemption value	—	198	—	(198)	—	—	(198)
Balance at September 30, 2023	5	$4,923	8,261	$309,995	$32	$(273,884)	$36,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (Continued) (In thousands)

	Nine Months Ended September 30, 2024
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance at December 31, 2023	5	$5,126	8,261	$310,295	$49	$(289,876)	$20,468
Net Loss	—	—	—	—	—	(27,152)	(27,152)
Foreign currency translation adjustment	—	—	—	—	8	—	8
Stock-based compensation	—	—	—	1,254	—	—	1,254
Vesting of bonus awards	—	—	—	38	—	—	38
Sale of common shares, net of financing costs	—	—	5,077	15,269	—	—	15,269
Sale of common shares under at-the-market transactions, net of financing costs	—	—	6	17	—	—	17
Shares issued upon vesting of RSUs	—	—	4	—	—	—	—
Shares issued for consultant services	—	—	26	72	—	—	72
Redemption of Series A redeemable convertible preferred stock	(5)	(5,389)	—	—	—	—	—
Accretion of Series A convertible preferred stock to redemption value	—	263	—	(263)	—	—	(263)
Balance at September 30, 2024	—	$—	13,374	$326,682	$57	$(317,028)	$9,711

	Nine Months Ended September 30, 2023
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance at December 31, 2022	6	$5,302	5,932	$294,929	$39	$(260,676)	$34,292
Cumulative change in accounting principle (Note 2)	—	—	—	—	—	(1,419)	(1,419)
Balance at January 1, 2023, as adjusted	6	5,302	5,932	294,929	39	(262,095)	32,873
Net loss	—	—	—	—	—	(11,789)	(11,789)
Foreign currency translation adjustment	—	—	—	—	(7)	—	(7)
Stock-based compensation	—	—	—	2,276	—	—	2,276
Vesting of bonus awards	—	—	—	72	—	—	72
Sale of common shares, net of financing costs	—	—	2,275	13,421	—	—	13,421
Deemed dividend on Series A redeemable convertible preferred stock	—	118	—	(118)	—	—	(118)
Shares issued upon vesting of RSUs	—	—	45	—	—	—	—
Shares issued for consultant services	—	—	9	36	—	—	36
Redemption of Series A redeemable convertible preferred stock	(1)	(1,118)	—	—	—	—	—
Accretion of Series A convertible preferred stock to redemption value	—	621	—	(621)	—	—	(621)
Balance at September 30, 2023	5	$4,923	8,261	$309,995	$32	$(273,884)	$36,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,152)	$(11,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	935	1,289
Amortization of intangible assets	66	66
Stock-based compensation	1,254	2,276
Equity compensation for bonus awards and consulting services	110	108
Unrealized gain on marketable equity securities	—	(8)
Change in fair value of contingent consideration	9,421	(16,947)
Impairment losses	—	6,761
Loss on disposal of discontinued operations	—	1,521
Impairment loss on held for sale assets	169	1,283
Changes in operating assets and liabilities:
Accounts receivable	275	130
Inventories	(232)	—
Prepaid expenses and other assets	(345)	645
Accounts payable and accrued liabilities	263	(4,193)
Lease assets and liabilities	(123)	(43)
Net cash used in operating activities	(15,359)	(18,901)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	354
Construction in progress and purchases of furniture and equipment	(302)	(17)
Cash sold in discontinued operations (Note 11)	—	(1,372)
Net cash used in investing activities	(302)	(1,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	15,807	13,848
Financing costs to issue common shares	(538)	(427)
Proceeds from sale of common shares under at-the-market transactions	18	—
Financing costs for at-the-market sales	(187)	—
Redemption of Series A redeemable convertible preferred shares	(5,389)	(1,118)
Repayment of financing lease obligations	(119)	(87)
Net provided by financing activities	9,592	12,216

NET CHANGE IN CASH, CASH EQUIVALENTS (INCLUDES DISCONTINUED OPERATIONS) AND RESTRICTED CASH	(6,069)	(7,720)

CASH, CASH EQUIVALENTS (INCLUDES DISCONTINUED OPERATIONS) AND RESTRICTED CASH, BEGINNING	11,132	23,203
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING	$5,063	$15,483

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$17	$—
Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Construction in progress, machinery and equipment purchases included in accounts payable and accrued liabilities	$301	$215
Accretion of Series A convertible preferred stock	$263	$621
Financing costs for at-the-market sales included in accrued liabilities	$100	$—
Lease assets obtained in exchange for lease liabilities	$1,202	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of the Business

Oncocyte Corporation (“Oncocyte,” the “Company,” “we” or “us”), incorporated in 2009 in California, is a diagnostics technology company. The Company’s tests are designed to help provide clarity and confidence to physicians and their patients. VitaGraft™ is a clinical blood-based solid organ transplantation monitoring test, GraftAssure™ is a research use only (“RUO”) blood-based donor-derived cell-free DNA test, DetermaIO™ is a gene expression test that assesses the tumor microenvironment to predict response to immunotherapies, and the pipeline test DetermaCNI™ is a blood-based monitoring tool for monitoring therapeutic efficacy in cancer patients.

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

On December 15, 2022, the Company entered into a Stock Purchase Agreement (the “Razor Stock Purchase Agreement”) with Dragon Scientific, LLC, a Delaware limited liability company (“Dragon”), and Razor. Pursuant to the Razor Stock Purchase Agreement, Oncocyte agreed to sell to Dragon, 3,188,181 shares of common stock of Razor, which constituted approximately 70% of the issued and outstanding equity interests of Razor on a fully-diluted basis, and transfer to Razor all of the assets and liabilities related to DetermaRx (the “Razor Sale Transaction”).

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

Going Concern

Oncocyte has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $317.0 million as of September 30, 2024. Oncocyte expects to continue to incur operating losses and negative cash flows for the foreseeable future. Since its formation, Oncocyte has financed its operations primarily through the sale of shares of its common stock, convertible preferred stock and warrants to acquire common stock. As of September 30, 2024, Oncocyte had $3.4 million of cash and cash equivalents. On October 4, 2024, we raised additional capital as discussed below.

As of September 30, 2024, Oncocyte is completing clinical development and planning commercialization of DetermaIO, although DetermaIO is currently available for biopharma diagnostic development and RUO as a companion test in immunotherapy drug development to select patients for clinical trials. Oncocyte received a positive coverage decision from MolDx for VitaGraft Kidney in August of 2023, and it became commercially available for ordering in January 2024 through Oncocyte’s Clinical Laboratory Improvements Amendment (“CLIA”) Laboratory in Nashville, Tennessee. VitaGraft Kidney is now broadly available to transplant professionals upon request. In July 2024, Oncocyte began to commercialize the technology underlying VitaGraft Kidney by distributing its sister product, GraftAssure, which is intended to be sold and used for research purposes and is labeled as RUO. Oncocyte expects to distribute its RUO production through a mix of direct sales, partnering and distribution agreements, and licensing.

On April 5, 2024, the Company entered into an agreement with Bio-Rad Laboratories, Inc. (“Bio-Rad”), our global strategic partner, to collaborate in the development and the commercialization of RUO and in vitro diagnostic (“IVD”) kitted transplant products. See Note 10, “Collaborative Arrangements” for additional information. On November 8, 2024, the Company and Bio-Rad entered into a memorandum of understanding with respect to such agreement to establish additional activities to be performed by each party pursuant to such agreement (see Note 10 for additional information).

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 15, 2024, the Company consummated a private placement of its securities to certain accredited investors (the “April 2024 Offering”). The resulting net proceeds were approximately $9.9 million, after deducting offering expenses of $538,000 and deducting $5.4 million for the redemption of all remaining shares of the Company's Series A Redeemable Convertible Preferred Stock. These net proceeds are inclusive of an investment from Bio-Rad (see Note 9), our aforementioned global strategic partner. See Note 7, “Common Stock – April 2024 Offering” for additional information.

On August 1, 2024, the Company filed a shelf registration statement on Form S-3, pursuant to which it registered for sale up to $100.0 million of any combination of its common stock, preferred stock, warrants and/or units from time to time and at prices and on terms that it may determine (the “Primary Shelf Registration Statement”). On August 9, 2024, the Company entered into a sales agreement with a sales agent, pursuant to which the Company may offer and sell from time to time up to an aggregate of $7.5 million of shares of the Company’s common stock, registered on the Primary Shelf Registration Statement, through the sales agent through an at-the-market facility (the “August 2024 Offering”). As of September 30, 2024, net proceeds to the Company from the sale of such shares were approximately $17,000. See Note 7, “Common Stock – August 2024 Offering” for additional information.

On October 4, 2024, the Company consummated a private placement of its securities to certain accredited investors (the “October 2024 Offering”). The gross proceeds from the October 2024 Offering were approximately $10.2 million. After deducting placement agent fees and expenses and offering expenses payable by the Company of $795,000, the resulting net proceeds were approximately $9.4 million. These net proceeds are inclusive of an investment from Bio-Rad (see Note 9), our aforementioned global strategic partner. See Note 12, “Subsequent Events” for additional information.

In addition to general economic and capital market trends and conditions, Oncocyte’s ability to raise sufficient additional capital to finance its operations from time to time will depend on a number of factors specific to Oncocyte’s operations such as operating revenues and expenses, progress in our collaborative arrangement for the development and the commercialization of RUO and IVD kitted transplant products, progress in obtaining regulatory approval to distribute our products for clinical use, and progress in the development of, or in obtaining reimbursement coverage from Medicare for DetermaIO and other future laboratory tests that Oncocyte may develop or acquire.

The unavailability or inadequacy of financing or revenues to meet future capital needs could force Oncocyte to modify, curtail, delay, or suspend some or all aspects of planned operations. Sales of additional equity securities could result in the dilution of the interests of Oncocyte's current stockholders. Oncocyte cannot assure that adequate long-term financing will be available on favorable terms, if at all.

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 24, 2023, the Company implemented a 1-for-20 reverse stock split of the outstanding shares of its common stock. The par value per share and the authorized number of shares of common stock and preferred stock were not adjusted as a result of the reverse stock split. All common stock share and per-share amounts for all periods presented in these consolidated financial statements have been adjusted to reflect the reverse stock split. The number of authorized shares of common stock remains at 230,000,000 shares.

Reclassifications

Certain prior period amounts in the consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the current period presentation. Included in such prior period amounts is contingent consideration liabilities, current, which was previously presented in the noncurrent balance. These changes had no impact on the previously reported consolidated financial condition, results of operations or cash flows.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prior Period Revisions

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2023, the Company recorded certain adjustments that impacted previously reported financial statement amounts from the period ended September 30, 2023. As further discussed below in “Revenue Recognition – Laboratory Developed Test Services – Allowance for Credit Losses,” as a result of the January 1, 2023 adoption of the new current expected credit loss accounting policy, the Company adjusted its accounts receivable. In addition, the Company reclassified cash sold in discontinued operations from an operating cash outflow to an investing cash outflow. See Note 11, “Discontinued Operations of Razor” for additional information. The following are the relevant line items from the Company’s prior period consolidated financial statements illustrating the effect of the revisions to the period presented:

	For the Period Ended September 30, 2023
	As Previously Reported	Adjustment	As Adjusted
	(In thousands)
Balance Sheet and Shareholders' Equity:
Accounts receivable, net at January 1, 2023 (Note 2)	$2,012	$(1,419)	$593
Accumulated deficit at January 1, 2023	$(260,676)	$(1,419)	$(262,095)
Total Shareholders’ equity at January 1, 2023	$34,292	$(1,419)	$32,873
Statement of Cash Flows:
Loss on disposal of discontinued operations	$1,659	$(138)	$1,521
Net cash used in operating activities	$(18,763)	$(138)	$(18,901)
Cash sold in discontinued operations (Note 11)	$(1,510)	$138	$(1,372)
Net cash used in investing activities	$(1,173)	$138	$(1,035)

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

Marketable Equity Securities

Oncocyte accounts for shares of public common stock it may hold as marketable equity securities in accordance with ASC 321-10, Investments – Equity Securities, as the shares have a readily determinable fair value quoted on national stock exchange. The securities are measured at fair value, with related gains and losses in the value of such securities recorded in the consolidated statements of operations in other income or expense, and are reported as current assets in the consolidated balance sheet based on the closing trading price of the security as of the date being presented. During the fourth quarter of 2023, Oncocyte sold its remaining marketable equity securities for an aggregate realized loss of approximately $1.4 million. During the nine months ended September 30, 2023, Oncocyte recorded an unrealized gain on marketable equity securities of $8,000.

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

Since February 16, 2023, Oncocyte continues to own an equity interest Razor, however, based on the Razor transactions as discussed in Note 1, the remaining common stock held is accounted for at historical cost less impairment, which is currently zero.

Inventories

Inventories include raw materials, work-in-process and finished goods and are valued at the lower of cost or net realizable value. In September 2024, the Company capitalized certain initial RUO inventory costs in connection with its collaboration arrangement with Bio-Rad to develop and commercialize its GraftAssure RUO kitted tests and eventual IVD kitted transplant testing products. See Note 10, “Collaborative Arrangements” for additional information. As of September 30, 2024, inventories, comprised primarily of raw materials, totaled $232,000.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has entered into various agreements to sell laboratory equipment. As a result, the Company classified the equipment as held for sale current assets in the consolidated balance sheets, as all the criteria of ASC subtopic 360-10, Property, Plant, and Equipment had been met. The equipment was written down to its fair value, less cost to sell, the remainder of which was $32,000 and $139,000 as of September 30, 2024 and December 31, 2023, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded an impairment loss on held for sale assets of $169,000 and $1.3 million, respectively, in the consolidated statements of operations.

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

Machinery and Equipment, Net, Financing Leases, Net, and Construction in Progress

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

Oncocyte does not have intangible assets with indefinite useful lives other than the acquired IPR&D discussed in Note 5, which as of September 30, 2024, has been partially impaired.

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

Impairment of Long-Lived Assets

Oncocyte assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Oncocyte’s long-lived assets consist primarily of intangible assets, right-of-use assets for operating and financing leases, customer relationships, and machinery and equipment. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying value of the asset over its fair value, is recorded.

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

The following table presents consolidated revenues by service:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Pharma Services	$115	$423	$373	$1,160
Laboratory Developed Test Services	—	6	22	29
Total	$115	$429	$395	$1,189

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2024 and December 31, 2023, Oncocyte had gross accounts receivable from Pharma Services customers of $211,000 and $489,000, respectively.

Allowance for Credit Losses

Oncocyte establishes an allowance for credit losses based on the evaluation of the collectability of its Pharma Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, reasonable and supportable forecast that affect the collectability of the reported amount, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. Oncocyte continuously monitors collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the credit loss reserve accounts. As of September 30, 2024 and December 31, 2023, Oncocyte had an allowance for credit losses of $2,000 and $5,000, respectively, related to Pharma Services.

Laboratory Developed Test Services

Prior to the Razor Sale Transaction, Oncocyte generated revenue from performing DetermaRx tests on clinical samples through orders received from physicians, hospitals, and other healthcare providers. In determining whether all the revenue recognition criteria in (i) through (v) above are met with respect to DetermaRx tests, each test result is considered a single performance obligation and is generally considered complete when the test result is delivered or made available to the prescribing physician electronically, and, as such, there are no shipping or handling fees incurred by Oncocyte or billed to customers. Although Oncocyte has billed a list price for all tests ordered and completed for all payer types, Oncocyte considers constraints on the variable consideration when recognizing revenue for DetermaRx. Because DetermaRx is a novel test and there are no current reimbursement arrangements with third-party payers other than Medicare, the transaction price represents variable consideration. Application of the constraint for variable consideration is an area that requires significant judgment. For all payers other than Medicare, Oncocyte must consider the novelty of the test, the uncertainty of receiving payment, or being subject to claims for a refund, from payers with whom it does not have a sufficient payment collection history or contractual reimbursement agreements. Accordingly, for those payers, Oncocyte has recognized revenue upon payment because it has had insufficient history to reliably estimate payment patterns.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2024 and December 31, 2023, Oncocyte had no accounts receivable from Medicare and Medicare Advantage covered DetermaRx tests. Laboratory Developed Test Services revenue recorded during the nine months ended September 30, 2024 was the result of payments received.

Allowance for Credit Losses

We maintained an allowance for credit losses related to Laboratory Developed Test Services at an amount we estimated to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. We based this allowance, in the aggregate, on historical collection experience, age of receivables and general economic conditions, as well as specific identification of uncollectible accounts. We initially established an allowance in 2022 in connection with remaining Medicare and Medicare Advantage account balances and continued to add to the allowance as appropriate. In the first quarter of 2023, in connection with the adoption of the new current expected credit loss model, the Company determined that the Medicare and Medicare Advantage accounts receivable net balance of approximately $1.4 million was uncollectible and should therefore be written-off as of the adoption date, January 1, 2023. Refer to additional information above in “Principles of Consolidation and Basis of Presentation – Prior Period Revisions.” As of December 31, 2023, we had no allowance for credit losses related to Laboratory Developed Test Services. The 2023 allowance for credit losses activity included a beginning balance of $154,000, no credit loss provisions, and the full write-off to an ending balance of zero as of December 31, 2023.

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

Disaggregation of Revenues and Concentrations of Credit Risk

The following table presents the percentage of consolidated revenues by service:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Pharma Services	100%	99%	94%	98%
Laboratory Developed Test Services	0%	1%	6%	2%
Total	100%	100%	100%	100%

The following table presents the percentage of consolidated revenues generated by unaffiliated customers, based on the respective periods presented, that individually represented greater than ten percent of consolidated revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Pharma services - Company A	74%	57%	37%	42%
Pharma services - Company B	26%	41%	29%	34%
Pharma services - Company C	*	*	12%	*
Pharma services - Company D	*	*	11%	*

* Less than 10%

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the percentage of consolidated revenues attributable to geographical locations, based on country of domicile:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States – Pharma Services	100%	42%	46%	54%
Outside of the United States – Pharma Services	0%	57%	48%	42%
United States – Laboratory Developed Test Services	0%	1%	6%	4%
Total	100%	100%	100%	100%

As of September 30, 2024 and December 31, 2023, the Company held long-lived tangible assets in Germany in the amount of $392,000 and $66,000, respectively.

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

Four Pharma Services customers individually represented approximately 51%, 20%, 17% and 12% of accounts receivable as of September 30, 2024. Two Pharma Services customers individually represented approximately 79% and 13% of accounts receivable as of December 31, 2023.

Cost of Revenues

Cost of revenues generally consists of cost of materials, direct labor including benefits, bonus and stock-based compensation, equipment and infrastructure expenses, clinical sample related costs associated with performing Pharma Services and Laboratory Developed Test Services, providing deliverables according to our licensing agreements, license fees due to third-parties, and amortization of acquired intangible assets such as the customer relationship intangible assets (see Note 5). Infrastructure expenses include depreciation of laboratory equipment, allocated rent costs, leasehold improvements, and allocated information technology costs for operations at Oncocyte’s CLIA laboratory in Tennessee. Costs associated with generating the revenues are recorded as the tests or services are performed regardless of whether revenue was recognized. Royalties or revenue share payments for licensed technology calculated as a percentage of revenues generated using the associated technology are recorded as expenses at the time the related revenues are recognized.

Research and Development Expenses

Research and development expenses are comprised of costs incurred to develop technology, which include salaries and benefits (including stock-based compensation), laboratory expenses (including reagents and supplies used in research and development laboratory work), infrastructure expenses (including allocated facility occupancy costs), and contract services and other outside costs. Indirect research and development expenses are allocated primarily based on headcount, as applicable, and include rent and utilities, common area maintenance, telecommunications, property taxes and insurance. Research and development costs are expensed as incurred. Certain research and development expenses are attributed to our collaboration arrangement with Bio-Rad, our global strategic partner, for commercializing our RUO kitted tests and IVD kitted transplant testing products. See Note 10, “Collaborative Arrangements” for additional information.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs and related benefits, including stock-based compensation, trade show expenses, branding and positioning expenses, and consulting fees. Sales and marketing expenses also include indirect expenses for applicable overhead allocated based on headcount, and include allocated costs for rent and utilities, common area maintenance, telecommunications, property taxes and insurance. During the three months ended September 30, 2024 and 2023, Oncocyte’s total advertising expenses were $40,000 and $46,000, respectively. During the nine months ended September 30, 2024 and 2023, Oncocyte’s total advertising expenses were $123,000 and $125,000, respectively. Certain sales and marketing expenses are attributed to our collaboration arrangement with Bio-Rad, our global strategic partner, for commercializing our RUO kitted tests and IVD kitted transplant testing products. See Note 10, “Collaborative Arrangements” for additional information.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Black-Scholes option pricing model requires Oncocyte to make certain assumptions including the expected option term, the expected volatility, the risk-free interest rate and the dividend yield. The expected term of employee stock options represents the weighted average period that the stock options are expected to remain outstanding. Oncocyte estimates the expected term of options granted based on its own experience. Oncocyte estimates the expected volatility using its own stock price volatility for a period equal to the expected term of the options. The risk-free interest rate assumption is based upon observed interest rates on the United States government securities appropriate for the expected term of Oncocyte’s stock options. The dividend yield assumption is based on Oncocyte’s history and expectation of dividend payouts. Oncocyte has never declared or paid any cash dividends on its common stock, and Oncocyte does not anticipate paying any cash dividends in the foreseeable future.

All excess tax benefits and tax deficiencies from stock-based compensation awards accounted for under ASC 718 are recognized as income tax benefit or expense, respectively, in the statements of operations. An excess income tax benefit arises when the tax deduction of a share-based award for income tax purposes exceeds the compensation cost recognized for financial reporting purposes and, a tax deficiency arises when the compensation cost exceeds the tax deduction. Because Oncocyte has a full valuation allowance for all periods presented (see “Income Taxes” below), there was no impact to Oncocyte statements of operations for any excess tax benefits or deficiencies, as any excess benefit or deficiency would be offset by the change in the valuation allowance.

Retirement Plan

Oncocyte has an employee savings and retirement plan under Section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan in which eligible employees may elect to have a percentage of their compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. During the three months ended September 30, 2024 and 2023, Oncocyte’s total contributions to the plan were $81,000 and $67,000, respectively. During the nine months ended September 30, 2024 and 2023, Oncocyte’s total contributions to the plan were $248,000 and $245,000, respectively.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Oncocyte did not record any provision or benefit for income taxes for the three and nine months ended September 30, 2024 and 2023, as Oncocyte had a full valuation allowance for the periods presented.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Oncocyte established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carry-forwards and other deferred tax assets.

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Oncocyte will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2024 and December 31, 2023. Oncocyte is not aware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation as of September 30, 2024. Oncocyte is currently unaware of any tax issues under review. As of September 30, 2024 and December 31, 2023, the Company had unrecognized tax benefits totaling $2.3 million.

On June 27, 2024, California enacted SB-167, which suspends the use of California net operating loss and limits the use of California research tax credits to $5.0 million each year for our fiscal years 2025-2027. On June 29, 2024, California enacted SB-175, which provides a refund mechanism for the incremental tax that was paid as a result of SB-167. The Company is evaluating the impact of the law changes but does not expect these law changes to have a material impact on the Company’s consolidated financial statements.

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2024 and 2023, all common stock equivalents are antidilutive because Oncocyte reported a net loss. The following table presents the calculation of basic and diluted loss per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Numerators:
Loss from continuing operations	$(13,493)	$(6,489)	$(27,152)	$(8,863)
Accretion of Series A redeemable convertible preferred stock	—	(198)	(263)	(621)
Deemed dividend on Series A redeemable convertible preferred stock	—	—	—	(118)
Net loss from continuing operations - basic and diluted	$(13,493)	$(6,687)	$(27,415)	$(9,602)

Loss from discontinued operations	—	—	—	(2,926)
Net loss from discontinued operations - basic and diluted	—	—	—	(2,926)

Net loss	$(13,493)	$(6,489)	$(27,152)	$(11,789)
Accretion of Series A redeemable convertible preferred stock	—	(198)	(263)	(621)
Deemed dividend on Series A redeemable convertible preferred stock	—	—	—	(118)
Net loss attributable to common stockholders - basic and diluted	$(13,493)	$(6,687)	$(27,415)	$(12,528)

Denominator:
Weighted average shares outstanding - basic and diluted	13,714	8,256	11,624	7,446

Net loss per share:
Net loss from continuing operations per share - basic and diluted	$(0.98)	$(0.81)	$(2.36)	$(1.29)
Net loss from discontinued operations per share - basic and diluted	$—	$—	$—	$(0.39)
Net loss attributable to common stockholders per share - basic and diluted	$(0.98)	$(0.81)	$(2.36)	$(1.68)

Anti-dilutive potential common shares excluded from the computation of diluted net loss per common share:
Stock options	855	501	855	501
RSUs	—	5	—	5
Warrants	761	820	761	820
Series A redeemable convertible preferred stock	—	5	—	5
Total	1,616	1,331	1,616	1,331

Recent Accounting Pronouncements

Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this Update: (i) require enhanced disclosures about significant segment expenses, (ii) clarify that if the chief operating decision maker (“CODM”) uses more than one measure of a segment’s profit or loss, a public entity may report one or more of those additional measures of segment profit or loss, (iii) require disclose of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (iv) require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this Update and all existing segment disclosures in Topic 280. The amendments in this Update should be applied retrospectively, and are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Management is currently evaluating the impact that the amendments in this Update will have on the Company’s financial statement disclosures. The adoption of this new standard will not have an impact on the Company’s consolidated balance sheets and consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to address investor requests for more transparency about income tax information by requiring improvements to income tax disclosures, including, (i) consistent categories and greater disaggregation of information in the rate reconciliation, and (ii) income taxes paid disaggregated by jurisdiction. Additional amendments in this Update improve the effectiveness and comparability of disclosures by, (i) adding disclosures of pretax income (or loss) and income tax expense (or benefit), and (ii) removing disclosures that no longer are considered cost beneficial or relevant. The amendments in this Update should be applied prospectively (retrospective application is permitted) and are effective for annual periods beginning after December 15, 2024, with early adoption permitted. Management is currently evaluating the impact that the amendments in this Update will have on the Company’s financial statement disclosures. The adoption of this new standard will not have an impact on the Company’s consolidated balance sheets and consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to address investor requests for more detailed information about certain types of reported costs and expenses. The amendments in this Update require disclosure, in the notes to financial statements, at each interim and annual reporting period an entity: 1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, and (d) intangible asset amortization included in each expense caption presented on the face of the income statement within continuing operations; 2) include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; 3) disclose a qualitative description of the amounts remaining that are not separately disaggregated quantitatively; and 4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this Update should be applied either prospectively or retrospectively, and are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027,with early adoption permitted. Management is currently evaluating the impact that the amendments in this Update will have on the Company’s financial statement disclosures. The adoption of this new standard will not have an impact on the Company’s consolidated balance sheets and consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows.

3. Business Combinations and Contingent Consideration Liabilities

Acquisition of Insight Genetics, Inc.

On January 31, 2020 (the “Insight Merger Date”), Oncocyte completed its acquisition of Insight pursuant to the Insight Merger Agreement. Oncocyte determined there are two types of contingent consideration in connection with the Insight Merger, the Milestone Contingent Consideration and the Royalty Contingent Consideration discussed below.

There were three milestones comprising the Milestone Contingent Consideration, in connection with the Insight Merger which Oncocyte valued and recorded as part of the contingent consideration as of the Insight Merger Date (see table below), which consisted of (i) a payment for clinical trial completion and related data publication (“Milestone 1”), (ii) a payment for an affirmative final LCD from CMS for a specified lung cancer test (“Milestone 2”), and (iii) a payment for achieving specified CMS reimbursement milestones (“Milestone 3”). If achieved, any respective Milestone will be paid at the contractual value shown below, with the payment made either in cash or in shares of Oncocyte's common stock as determined by Oncocyte. There can be no assurance that any of the Milestones will be achieved.

The following table shows the Insight Merger Date contractual payment amounts, as applicable, and the corresponding fair value of each respective contingent consideration liability:

	Contractual Value	Fair Value on the Merger Date
	(In thousands)
Milestone 1	$1,500	$1,340
Milestone 2	3,000	1,830
Milestone 3 (a)	1,500	770
Royalty 1 (b)	See(b)	5,980
Royalty 2 (b)	See(b)	1,210
Total	$6,000	$11,130

(a)
Indicates the maximum amount payable if the Milestone is achieved.
(b)
As defined, Royalty Payments are based on a percentage of future revenues of DetermaIO and Pharma Services over their respective useful life, accordingly there is no fixed contractual value for the Royalty Contingent Consideration.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the contingent consideration after the Insight Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s consolidated statements of operations. Since December 2023, Milestone 1 and Royalty 2 (Pharma Services) are not expected to be paid and are excluded from the current fair value. During 2024, based on Oncocyte’s reassessment of significant assumptions, there was an increase of approximately $30,000 to the fair value of the contingent consideration primarily attributable to revised estimates of the possible future payouts and, accordingly, this increase was recorded as change in fair value of contingent consideration in the consolidated statement of operations for the nine months ended September 30, 2024.

Oncocyte uses a discounted cash flow valuation technique to determine the fair value of its Level 3 contingent consideration liabilities. The significant unobservable inputs used in Insight’s contingent consideration valuation on September 30, 2024, included: (i) a discount period, based on the expected Milestone payment dates, ranging from 1.7 years to 8.0 years, (ii) a discount rate of 13.3% to 13.5%, and (iii) a management probability estimate of 25% to 50%. The significant unobservable inputs used in Insight’s contingent consideration valuation on September 30, 2023, included: (i) a discount period, based on the expected Milestone payment dates, ranging from 0.50 years to 1.5 years, (ii) a discount rate of 15.2% to 15.4%, and (iii) a management probability estimate of 15% to 50%. Changes to significant unobservable inputs to different amounts could result in a significantly higher or lower fair value measurement at the reporting date.

The following tables reflect the activity for the Insight contingent consideration measured at fair value using Level 3 inputs:

Fair Value
(In thousands)
Balance at December 31, 2022	$5,370
Change in estimated fair value	(3,080)
Balance at September 30, 2023	$2,290

Balance at December 31, 2023	$2,040
Change in estimated fair value	30
Balance at September 30, 2024	$2,070

The accompanying balance sheets separately present the Insight and Chronix total contingent consideration liabilities as current and noncurrent. Contingent consideration is not deductible for tax purposes, even if paid; therefore, no deferred tax assets related to the contingent consideration were recorded.

Acquisition of Chronix Biomedical, Inc.

On April 15, 2021 (the “Chronix Merger Date”), Oncocyte completed its acquisition of Chronix pursuant to the Chronix Merger Agreement. As additional consideration for holders of certain classes and series of Chronix capital stock, the Chronix Merger Agreement required Oncocyte to pay certain contingent consideration. On February 8, 2023, the Company and the equity holder representative named in the Chronix Merger Agreement entered into Amendment No. 1 to the Chronix Merger Agreement, pursuant to which the parties agreed that (i) Chronix’s equity holders will be paid earnout consideration of 10% of net collections for sales of specified tests and products, until the expiration of intellectual property related to such tests and products, (ii) Chronix’s equity holders will be paid 5% of the gross proceeds received from any sale of all or substantially all of the rights, titles, and interests in and to Chronix’s patents for use in transplantation medicine to such third-party, and (iii) all of the previous payment obligations were eliminated.

The fair value of the Chronix contingent consideration after the Chronix Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s consolidated statements of operations. During 2024, based on Oncocyte’s reassessment of significant assumptions, there was an increase of approximately $9.4 million to the fair value of the contingent consideration primarily attributable to revised estimates of the possible future payouts and, accordingly, this increase was recorded as a change in fair value of contingent consideration in the consolidated statement of operations for the nine months ended September 30, 2024.

Oncocyte uses a discounted cash flow valuation technique to determine the fair value of its Level 3 contingent consideration liabilities. The significant unobservable inputs used in Chronix’s contingent consideration valuation on September 30, 2024, included: (i) a discount period, based on the related patent expiration dates, ranging from 9.1 years to 11.0 years, (ii) a discount rate of 13.3% to 14.3%, and (iii) a payout percentage of 10% based on the earnout provision. The significant unobservable inputs used in Chronix’s contingent consideration valuation on September 30, 2023, included: (i) a discount period, based on the related patent expiration dates, ranging

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

from 10.4 years to 12.2 years, (ii) a discount rate of 15.5% to 16.4%, and (iii) a payout percentage of 10% based on the earnout provision. Changes to significant unobservable inputs to different amounts could result in a significantly higher or lower fair value measurement at the reporting date.

The following tables reflect the activity for the Chronix contingent consideration measured at fair value using Level 3 inputs:

Fair Value
(In thousands)
Balance at December 31, 2022	$40,292
Change in estimated fair value	(13,867)
Balance at September 30, 2023	$26,425

Balance at December 31, 2023	$37,860
Change in estimated fair value	9,391
Balance at September 30, 2024	$47,251

4. Property and Equipment

Right-of-use and financing lease assets, net, machinery and equipment, net, and construction in progress were as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Right-of-use and financing lease assets	$5,323	$4,036
Machinery, equipment and leasehold improvements	7,923	6,909
Accumulated depreciation and amortization	(7,053)	(6,235)
Right-of-use and financing lease assets and machinery and equipment, net	6,193	4,710
Construction in progress	302	726
Total	$6,495	$5,436

Fixed asset depreciation and amortization expense amounted to $318,000 and $404,000 for the three months ended September 30, 2024 and 2023, respectively, and $935,000 and $1.3 million for the nine months ended September 30, 2024 and 2023, respectively.

During the third quarter of 2023, in connection with a new sublease arrangement (see Note 7), the Company identified circumstances that indicated a potential impairment of certain leasehold improvements and after a valuation was performed, management concluded that such leasehold improvements were impaired. Accordingly, the Company recorded an impairment of approximately $1.8 million. The Company used a discounted cash flow valuation method to determine the Level 3 fair value of the leasehold improvements. The significant unobservable inputs used, effective as of September 30, 2023, included: (i) a discount period of 50 months based on the required sublease payments, and (ii) a discount rate of 7.25%. This valuation approach yielded a fair value of $1.2 million as of September 30, 2023.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Intangible Assets, Net

As part of the Insight and Chronix acquisitions completed on January 31, 2020 and April 15, 2021, respectively, the Company has acquired IPR&D and customer relationships (see Note 3).

During the first quarter of 2023, due to changes in management and the economic condition of the Company, management shifted the Company’s business strategy to direct efforts on fewer studies and to transition from tests that are laboratory developed tests to RUO. Due to the change in strategy, the Company’s long range plan forecasts were updated, resulting in a change to anticipated future benefits derived from the Company’s assets. The change in strategy represented a significant indicator for change in value of the Company’s long-lived assets. The original IPR&D balances were reassessed based on the updated long range plan, using the multi-period excess earnings method (“MPEEM”) approach. The results of the valuation noted that the carrying value of the DetermaIO related IPR&D intangible assets was greater than the fair market value, whereas the carrying values of the CNI and VitaGraft related IPR&D intangible assets were lower than the fair market value. Accordingly, the Company recorded an impairment of approximately $5.0 million related to DetermaIO as of March 31, 2023. During the fourth quarter of 2023, the IPR&D balances were reassessed using the MPEEM approach and the results of the valuation noted that the carrying values of the DetermaIO, CNI and VitaGraft related IPR&D intangible assets were lower than the fair market value. Accordingly, the Company did not record any additional adjustment as of December 31, 2023, and no such adjustments have been recorded in 2024.

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

Intangible assets, net, consisted of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Intangible assets:
Acquired IPR&D - DetermaIOTM (1)	$9,700	$9,700
Acquired IPR&D - DetermaCNI™ and VitaGraft™ (2)	46,800	46,800

Intangible assets subject to amortization:
Acquired intangible assets - customer relationship	440	440
Total intangible assets	56,940	56,940
Accumulated amortization - customer relationship(3)	(411)	(345)
Intangible assets, net	$56,529	$56,595

(1)
See Note 3 for information on the Insight Merger.
(2)
See Note 3 for information on the Chronix Merger.
(3)
Amortization of intangible assets is included in “Cost of revenues – amortization of acquired intangibles” on the consolidated statements of operations because the intangible assets pertain directly to the revenues generated from the acquired intangibles.

Intangible asset amortization expense amounted to $22,000 for the three months ended September 30, 2024 and 2023, and $66,000 for the nine months ended September 30, 2024 and 2023.

Future amortization expense of intangible assets subject to amortization is as follows:

Amortization
(In thousands)
Year ending December 31,
2024	$22
2025	7
Total	$29

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Irvine Lease has an initial term of 89 calendar months (the “Term”), which commenced on June 1, 2020 (the “Commencement Date”) and will end in September of 2027. Oncocyte has an option to extend the Term for a period of five years (the “Extended Term”).

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

Oncocyte has provided the lessor with a security deposit in the amount of $150,000 and a letter of credit in the amount of $1.7 million. The lessor may apply the security deposit, in whole or in part, for the payment of rent and any other amount that Oncocyte is or becomes obligated to pay under the Irvine Lease but fails to pay when due and beyond any cure period. The lessor may draw on the letter of credit from time to time to pay any amount that is unpaid and due, or if the original issuing bank notifies the lessor that the letter of credit will not be renewed or extended for the period required under the Irvine Lease and Oncocyte fails to timely provide a replacement letter of credit, or an event of default under the Irvine Lease occurs and continues beyond the applicable cure period, or if certain instances of insolvency or bankruptcy with respect to Oncocyte occur. Oncocyte is required to restore any portion of the security deposit that is applied by the lessor to payments due under the Irvine Lease, and Oncocyte is required to restore the amount available under the letter of credit to the required amount if any portion of the letter of credit is drawn by the lessor. The Irvine Lease provides that commencing on the 34th month of the Term, (a) the amount of the letter of credit that Oncocyte is required to maintain shall be reduced on a monthly basis, in equal installments, to amortize the required amount to zero at the end of the Term, and (b) Oncocyte has the right to cancel the letter of credit at any time if it meets certain market capitalization and balance sheets thresholds; provided, in each case, that Oncocyte is not then in default under the Irvine Lease beyond any applicable notice and cure period and the lessor has not determined that an event exists that would lead to an event of default. As of September 30, 2024, Oncocyte was not in default based on any provision of the Irvine Lease, however, neither of the provisions discussed in the preceding sentence were available to Oncocyte based on the lessor’s related rights.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

To obtain the letter of credit, Oncocyte has provided the issuing bank with a restricted cash deposit that the bank will hold to cover its obligation to pay any draws on the letter of credit by the lessor. The restricted cash may not be used for any other purpose. Accordingly, Oncocyte has reflected $1.7 million as restricted cash in the accompanying consolidated balance sheets as of September 30, 2024 and December 31, 2023.

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

Under the Sublease Agreement, the Company agreed to initially sublet to Subtenant a portion of the Premises consisting of approximately 13,400 square feet of rentable space for a term (the “Initial Period”) commencing on the date that is 120 days after the effective date of the Consent Agreement (the “Sublease Commencement Date”) and ending on the date that is 18 months following the Sublease Commencement Date or such earlier date as Subtenant may elect upon the exercise of its one-time option to accelerate such date upon 90 days prior written notice to the Company (the date on which the Initial Period ends, the “Expansion Date”). On the Expansion Date, the portion of the Premises that is subleased to Subtenant under the Sublease Agreement will automatically increase to include the remaining portion of the Premises, which consists of approximately 13,400 square feet of additional rentable space for a term (the “Expansion Period”) beginning on the Expansion Date through the expiration of the Irvine Lease on October 31, 2027, unless earlier terminated.

The Sublease Agreement provides that, from and after the Sublease Commencement Date, Subtenant will pay to the Company monthly base rent in the following amounts: (i) $36,850 for rental periods beginning on the Sublease Commencement Date and ending on or before December 31, 2024 (subject to adjustment in the event that Subtenant exercises its option to accelerate the Expansion Date, such that the Expansion Period begins prior to December 31, 2024); (ii) $37,955 for rental periods beginning on or after January 1, 2025 and ending on or before June 20, 2025 (subject to adjustment in the event that Subtenant exercises its option to accelerate the Expansion Date, such that the Expansion Period begins prior to June 20, 2025); (iii) $75,844 for rental periods beginning on or after July 1, 2025 and ending on or before December 31, 2025; (iv) $78,188 for rental periods beginning on or after January 1, 2026 and ending on or before December 31, 2026; and (v) $80,534 for rental periods beginning on or after January 1, 2027 and ending on or before October 31, 2027.

Following the Sublease Commencement Date, Subtenant is responsible for the payment of Additional Rent, including Expenses and Taxes (as each such term is defined in the Irvine Lease), provided that, with respect to the Initial Period, Subtenant will be responsible for only 50% of the Expenses and Taxes due. In addition, Subtenant will pay the Company a security deposit in the amount of $101,987 in connection with the transactions contemplated by the Sublease Agreement.

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

Nashville Leases

Insight operates a CLIA-certified laboratory and has additional office space located at 2 International Plaza, Nashville, Tennessee, under lease arrangements with MPC Holdings, LLC. As of December 31, 2023, the Company had Nashville office leases that comprised 8,362 square feet of rentable office space with a term ending April 2024. On January 1, 2024, the Company renewed its exiting leases with MPC Holdings, LLC and added a new lease agreement to further expand its Nashville office space. The new lease contains 2,319 square feet for an aggregate of 10,681 square feet of rentable space as of September 30, 2024. Lab space is approximately 4,826 square feet of the total. The new lease agreements each have an initial term of 36 months, which commenced on January 1, 2024 and will end in January 2027. The Company has the option to renew the term of each lease for four additional one year periods.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The office and facilities leases discussed above are operating leases under ASC 842 and are included in the tables below. The tables below provide the amounts recorded in connection with the application of ASC 842 for Oncocyte’s operating and financing leases (see Note 2 for additional policy information).

Financing Leases

As of September 30, 2024, Oncocyte had various financing leases for certain laboratory equipment, as shown in the tables below. As of December 31, 2023, Oncocyte had no financing lease obligations. Oncocyte’s lease obligations are collateralized by the equipment financed under the lease schedules.

Operating and Financing Leases

The following table presents supplemental balance sheet information related to operating and financing leases:

	September 30, 2024	December 31, 2023
	(In thousands)
Operating leases
Right-of-use assets, net	$1,931	$1,637

Right-of-use lease liabilities, current	$882	$628
Right-of-use lease liabilities, noncurrent	1,953	2,102
Total operating lease liabilities	$2,835	$2,730

Financing leases
Machinery and equipment	$1,673	$537
Accumulated depreciation	(603)	(537)
Machinery and equipment, net	$1,070	$—

Current liabilities	$364	$—
Noncurrent liabilities	653	—
Total financing lease liabilities	$1,017	$—

Weighted average remaining lease term:
Operating lease	2.9 years	3.7 years
Financing lease	2.6 years	n/a

Weighted average discount rate:
Operating lease	10.42%	11.31%
Financing lease	10.27%	n/a

Future minimum lease commitments are as follows:

	Operating	Financing
	Leases	Leases
	(In thousands)
Year Ending December 31,
2024	$279	$107
2025	1,144	455
2026	1,182	400
2027	695	191
Total minimum lease payments	3,300	1,153
Less amounts representing interest	(465)	(136)
Present value of net minimum lease payments	$2,835	$1,017

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents supplemental cash flow information related to operating and financing leases:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$827	$793
Operating cash flows from financing leases	$17	$7
Financing cash flows from financing leases	$119	$86

The Company incurred total lease cost, including short-term lease expense, of $234,000 and $183,000, which was net of sublease income of $111,000 and $28,000, for the three months ended September 30, 2024 and 2023, respectively. The Company incurred total lease cost, including short-term lease expense, of $532,000 and $636,000, which was net of sublease income of $332,000 and $64,000, for the nine months ended September 30, 2024 and 2023, respectively.

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

Employment Contracts

Oncocyte has entered into employment and severance benefit contracts with certain executive officers. Under the provisions of the contracts, Oncocyte may be required to incur severance obligations for matters relating to changes in control, as defined in the respective contracts, and certain terminations of executives. As of September 30, 2024 and December 31, 2023, Oncocyte has accrued approximately $2.3 million and $2.7 million, respectively, in severance obligations for certain executive officers, in accordance with the severance benefit provisions of their respective employment and severance benefit agreements, primarily related to Oncocyte’s acquisition of Chronix in 2021. For the periods presented, management has classified $2.3 million of the accrued severance obligations related to the Chronix acquisition as current based on our expectations of the timing of product commercialization and subsequent revenues that trigger the payouts.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Indemnification

In the normal course of business, Oncocyte may provide indemnification of varying scope under Oncocyte’s agreements with other companies or consultants, typically Oncocyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Oncocyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Oncocyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Oncocyte’s diagnostic tests. Oncocyte’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from Oncocyte’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or license agreement to which they relate. The Razor Stock Purchase Agreement also contains provisions under which Oncocyte has agreed to indemnify Razor and Encore Clinical, Inc., a former stockholder of Razor, from losses and expenses resulting from breaches or inaccuracy of Oncocyte’s representations and warranties and breaches or nonfulfillment of Oncocyte’s covenants, agreements, and obligations under the Razor Stock Purchase Agreement. Oncocyte periodically enters into underwriting and securities sales agreements with broker-dealers in connection with the offer and sale of Oncocyte securities. The terms of those underwriting and securities sales agreements include indemnification provisions pursuant to which Oncocyte agrees to indemnify the broker-dealers from certain liabilities, including liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”), in connection with the offer and sale of Oncocyte securities. The potential future payments Oncocyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, Oncocyte has not been subject to any claims or demands for indemnification. Oncocyte also maintains various liability insurance policies that limit Oncocyte’s financial exposure. As a result, Oncocyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, Oncocyte has not recorded any liabilities for these agreements as of September 30, 2024 and December 31, 2023.

7. Series A Redeemable Convertible Preferred Stock and Shareholders’ Equity

Series A Redeemable Convertible Preferred Stock

On April 13, 2022, the Company entered into a Securities Purchase Agreement with institutional accredited investors (the “Investors”) in a registered direct offering of 11,765 shares of the Company’s Series A Preferred Stock, which shares of Series A Preferred Stock are convertible into a total of 384,477 shares of the Company's common stock, at a conversion price of $30.60 per share. The purchase price of each share of Series A Preferred Stock was $850, which included an original issue discount to the stated value of $1,000 per share. The rights, preferences and privileges of the Series A Preferred Stock are set forth in the Company’s Certificate of Determination, which the Company filed with the Secretary of State of the State of California. The Securities Purchase Agreement provided that the closing of the Series A Preferred Stock offering will occur, subject to the satisfaction of certain closing conditions, in two equal tranches of $5,000,000 each for aggregate gross proceeds from both closings of $10,000,000. The first closing occurred on June 1, 2022, and Oncocyte received net proceeds of approximately $4.9 million from the Series A Preferred Stock issued from the first tranche. The second closing did not occur due to certain closing conditions.

The Series A Preferred Stock was convertible into shares of the Company’s common stock at any time at the holder’s option. The conversion price would be subject to customary anti-dilution adjustments for matters such as stock splits, stock dividends and other distributions on our common stock, and recapitalizations. A holder was prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the shares of our common stock then issued and outstanding (provided a holder may elect, at the first closing, to increase such beneficial ownership limitation solely as to itself up to 19.99% of the number of shares of our common stock outstanding immediately after giving effect to the conversion, provided further that following the receipt of shareholder approval required by applicable Nasdaq Stock Market LLC (“Nasdaq”) rules with respect to the issuance of common stock that would exceed the beneficial ownership limitation, such beneficial ownership limitation will no longer apply to the holder if the holder notified the Company that the holder wishes the Company to seek such shareholder approval). On July 15, 2022, the Company received such shareholder approval to remove the beneficial ownership limitation with respect to the Series A Preferred Stock held by Broadwood Partners, L.P. (“Broadwood”).

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

The Company was required to redeem, for cash, the shares of Series A Preferred Stock on the earlier to occur of (1) April 8, 2024, (2) the commencement of certain a voluntary or involuntary bankruptcy, receivership, or similar proceedings against the Company or its assets, (3) a Change of Control Transaction (as defined) and (4) at the election and upon notice of 51% in interest of the holders, if the Company failed to meet the Cash Minimum Requirement. Additionally, the Company had the right to redeem the Series A Preferred Stock for cash upon 30 days prior notice to the holders; provided if the Company undertakes a capital raise in connection with such redemption, the Investors will have the right to participate in such financing.

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

As of September 30, 2024 and December 31, 2023, Oncocyte had zero and 4,818 shares of the Series A Preferred Stock issued and outstanding, respectively.

Preferred Stock

As of September 30, 2024 and December 31, 2023, Oncocyte had 5,000,000 shares of preferred stock, no-par value, authorized. As of September 30, 2024 and December 31, 2023, Oncocyte had no shares of preferred stock issued and outstanding.

Common Stock

As of September 30, 2024 and December 31, 2023, Oncocyte had 230,000,000 shares of common stock, no-par value, authorized. As of September 30, 2024 and December 31, 2023, Oncocyte had 13,374,109 and 8,261,073 shares of common stock issued and outstanding, respectively.

April 2023 Offering

On April 3, 2023, the Company entered into an agreement (the “April 2023 Offering”) with several institutional and accredited investors, including Broadwood, the Company’s largest shareholder, and certain members of the Company’s board of directors (and certain of their affiliated parties), relating to their purchase of an aggregate of up to 2,278,121 shares of the Company's common stock at an offering price of $7.08 per share to board members and $6.03 per share to the other investors participating in the April 2023 Offering. The April 2023 Offering was intended to be priced at-the-market for purposes of complying with applicable Nasdaq Listing Rules. The Company issued an aggregate of 2,274,709 shares of common stock from this offering, as further discussed in Note 9, “Related Party Transactions”. The aggregate gross proceeds from the offering were approximately $13.9 million. The Company used approximately $1.1 million of the net proceeds to immediately redeem an aggregate of 1,064 shares of its Series A Preferred Stock.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 2024 Offering

On April 15, 2024, the Company consummated a private placement of its securities to certain accredited investors for the issuance and sale of 5,076,900 shares of the Company's common stock and Pre-Funded Warrants to purchase 342,888 shares of the Company's common stock, with an exercise price of $0.0001 per share. The purchase price for one common share was $2.9164, and the purchase price for one Pre-Funded Warrant was $2.9163. Certain insiders of the Company subscribed for 42,373 of the shares of common stock sold in the private placement, at a purchase price of $2.95 per share (see Note 9). The related securities purchase agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and the accredited investors, including for liabilities under the Securities Act, other obligations of the parties and termination provisions.

A holder of the Pre-Funded Warrants may not exercise any portion of such holder’s Pre-Funded Warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of common stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise. The Pre-Funded Warrants are exercisable immediately and will expire when exercised in full. As of September 30, 2024, no Pre-Funded Warrants have been exercised. See Note 9 “Related Party Transactions” for additional information.

The gross proceeds to the Company from the April 2024 Offering were approximately $15.8 million, before deducting approximately $538,000 in placement agent fees and expenses and offering expenses payable by the Company. The Company is using the net proceeds received for general corporate purposes and working capital. In addition, approximately $5.4 million of the net proceeds was used to redeem the outstanding shares of the Company’s Series A Redeemable Convertible Preferred Stock.

August 2024 Offering

On August 9, 2024, the Company entered into a sales agreement with a sales agent, pursuant to which the Company may offer and sell from time to time up to an aggregate of $7.5 million of shares of the Company’s common stock (the “Placement Shares”), through the sales agent.

Sales of the Placement Shares may be made in sales deemed to be "at-the-market offerings” as defined in Rule 415 promulgated under the Securities Act. The sales agent will use commercially reasonable efforts to sell, on the Company’s behalf, all of the Placement Shares requested to be sold by the Company, consistent with its normal trading and sales practices, the terms of the sales agreement, and applicable law and regulations. The Company may also sell Placement Shares to the sales agent as principal in negotiated transactions. The Company has no obligation to sell any Placement Shares, and may at any time suspend offers under the sales agreement or terminate the sales agreement. The Company intends to use the net proceeds from this offering for working capital and other general corporate purposes. The sales agreement will terminate, and offer and sale of the Placement Shares pursuant to the sales agreement will cease, upon the earlier of (a) the issuance and sale of all of the Placement Shares subject to the sales agreement or (b) the termination of the sales agreement by the sales agent or the Company pursuant to the terms thereof. The sales agreement contains customary representations, warranties and agreements by the Company, as well as indemnification obligations of the Company for certain liabilities under the Securities Act.

Under the terms of the sales agreement, the Company will pay the sales agent a commission equal to 3.0% of the aggregate gross proceeds from each sale of Placement Shares. As of September 30, 2024, the Company has sold 5,722 Placement Shares for net proceeds of approximately $17,000, at an average purchase price of $3.25 per share. In addition, the Company agreed to pay certain expenses incurred by the sales agent in connection with the offering. Total offering expenses incurred in the amount of $286,000 are being deferred and expensed over a one year period. As of September 30, 2024, the remaining deferred financing costs of $285,000 are included in deferred financing costs in the consolidated balance sheet.

The Placement Shares were registered under the Securities Act pursuant to the Registration Statement on Form S-3 (File No. 333-281159) filed with the SEC on August 1, 2024 and declared effective by the SEC on August 7, 2024, the base prospectus contained within the Registration Statement, and a prospectus supplement dated August 9, 2024.

October 2024 Offering

On October 4, 2024, the Company consummated the October 2024 Offering. The gross proceeds from the October 2024 Offering were approximately $10.2 million. After deducting placement agent fees and expenses and offering expenses payable by the Company of $795,000, the resulting net proceeds were approximately $9.4 million. See Note 12, “Subsequent Events” for additional information.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unregistered Restricted Stock Issuance

During the nine months ended September 30, 2024, the Company issued 26,664 shares of restricted common stock in connection with an ongoing consulting service arrangement for a total fair value of $72,000. During the nine months ended September 30, 2023, the Company issued 9,091 shares of restricted common stock to this consulting firm for a total fair value of $36,000.

Common Stock Purchase Warrants

As of September 30, 2024 and December 31, 2023, Oncocyte had common stock purchase warrants issued and outstanding of 760,866 and 819,767, respectively. During the nine months ended September 30, 2024, 58,901 warrants expired. As of September 30, 2024, the outstanding warrants had exercise prices ranging from $30.60 to $109.20 per share, are set to expire on various dates ranging from February 2027 to October 2029 and have a weighted average remaining life of 2.57 years. Certain warrants have “cashless exercise” provisions meaning that the value of a portion of warrant shares may be used to pay the exercise price rather than payment in cash, which may be exercised under any circumstances in the case of the Bank Warrants discussed below or, in the case of certain other warrants, only if a registration statement for the warrants and underlying shares of common stock is not effective under the Securities Act or a prospectus in the registration statement is not available for the issuance of shares upon the exercise of the warrants. All of the outstanding warrants meet the equity classification criteria and have been classified as equity, refer to Note 2, “Accounting for Warrants” for additional information.

In connection with the April 2024 Offering, discussed above, the Company issued Pre-Funded Warrants to purchase 342,888 shares of common stock. For accounting purposes, the Pre-Funded Warrants are equity-classified, contain no contingencies to exercise and are therefore considered outstanding for purposes of calculating basic earnings per share. As of September 30, 2024, no Pre-Funded Warrants have been exercised.

Bank Warrants

In connection with a loan that matured in September 2022 from Silicon Valley Bank (the “Bank”), in February 2017, Oncocyte issued common stock purchase warrants to the Bank (the “2017 Bank Warrants”). The Bank was issued warrants to purchase 412 shares of Oncocyte common stock at an exercise price of $97.00 per share, through February 21, 2027. In March 2017, the Bank was issued warrants to purchase an additional 366 shares at an exercise price of $109.20 per share, through March 23, 2027. In October 2019, Oncocyte issued a common stock purchase warrant to the Bank (the “2019 Bank Warrant”) entitling the Bank to purchase 4,928 shares of Oncocyte common stock at an exercise price of $33.80 per share, through October 17, 2029. The Bank may elect to exercise the 2017 Bank Warrants and the 2019 Bank Warrant on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the Bank Warrant is being exercised by (A) the excess of the fair market value of the common stock over the applicable Warrant Price, divided by (B) the fair market value of the common stock. The fair market value of the common stock will be last closing or sale price on a national securities exchange, interdealer quotation system, or over-the-counter market. These warrants meet the equity classification criteria and have been classified as equity. As of September 30, 2024, no Bank Warrants have been exercised.

8. Stock-Based Compensation

Equity Incentive Plan

On August 27, 2018, Oncocyte shareholders approved a new Equity Incentive Plan (the “2018 Incentive Plan”) to replace the 2010 Stock Option Plan (the “2010 Plan”). In adopting the 2018 Incentive Plan, Oncocyte terminated the 2010 Plan and ceased to grant any additional stock options or sell any stock under restricted stock purchase agreements under the 2010 Plan; however, stock options issued under the 2010 Plan continue in effect in accordance with their terms and the terms of the 2010 Plan until the exercise or expiration of the individual options. Total remaining stock options outstanding under the 2010 Plan as of September 30, 2024 and December 31, 2023 were 16,217.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2024, 1,310,000 aggregate shares of common stock have been reserved for issuance under the equity incentive plans for the grant of stock options or the sale of restricted stock or for the settlement of RSUs. Oncocyte may also grant stock appreciation rights under the 2018 Incentive Plan. Upon the exercise of stock options, the sale of restricted stock, or the delivery of shares pursuant to vested RSUs, it is Oncocyte’s policy to issue new shares of common stock. The Board may amend or modify the 2018 Incentive Plan at any time, subject to any required stockholder approval. As of September 30, 2024, 124,768 shares were available for grant under the 2018 Incentive Plan. On October 11, 2024, Oncocyte shareholders approved an amendment and restatement of the 2018 Incentive Plan to provide for, among other things, an additional 1,250,000 shares of common stock to be available for the issuance of equity awards thereunder.

Plan Activity

A summary of Oncocyte’s 2010 Plan and 2018 Incentive Plan activity and related information follows:

	Options				Nonvested RSUs
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average amounts)
Balance at December 31, 2023	532	$24.56	8.3 years	$—	5	$4.00
Options granted	362	$2.81			n/a	n/a
RSUs granted	n/a	n/a			—	$—
Options exercised	—	$—		$—	n/a	n/a
RSUs vested	n/a	n/a			(4)	$4.00
Options forfeited/expired	(39)	$26.69			n/a	n/a
RSUs forfeited	n/a	n/a			(1)	$4.00
Balance at September 30, 2024	855	$15.23	8.43 years	$24	—	$—
Options vested and expected to vest at September 30, 2024	855	$15.23	8.43 years	$24
Options exercisable at September 30, 2024	229	$42.59	6.24 years	$—
Stock-based compensation expense for the period	$1,249				$5
Unrecognized stock-based compensation expense	$2,105				$—
Weighted average remaining recognition period	2.06 years				n/a

During the nine months ended September 30, 2024, the Company granted 362,000 total stock options with a weighted average grant date fair value of $2.37. During the nine months ended September 30, 2023, the Company granted 297,808 total stock options with a weighted average grant date fair value of $4.41. During the nine months ended September 30, 2024 and 2023, the assumptions used to calculate the Black-Scholes grant date fair value for the time-based awards of 362,000 and 177,808, respectively, were as follows:

	Nine Months Ended September 30,
	2024	2023
Expected life	6.22 years	6.25 years
Risk-free interest rates	4.45%	3.76%
Volatility	107.31%	105.99%
Dividend yield	0%	0%

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In August 2023, the Company awarded 120,000 stock option grants with market-based and time-based vesting conditions to certain executives. The fair value of such awards was estimated using the Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the performance and market conditions, which are subject to the achievement of the market-based goals established by the Company and the continued employment of the executives through December 31, 2025. These awards vest only to the extent that the market-based conditions are satisfied as specified in the vesting conditions. The grant date fair value and associated compensation cost of the market-based awards reflect the probability of the market condition being achieved, and the Company will recognize this compensation cost regardless of the actual achievement of the market condition. Assumptions utilized in connection with the Monte Carlo valuation technique included: estimated risk-free interest rate of 4.81 percent; term of 6.19 years; expected volatility of 91.0 percent; and expected dividend yield of 0 percent. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments. Based on the market-based conditions, the grant date fair values of these awards ranged from $1.09 to $1.74, amounting to a total fair value of approximately $156,000. As of September 30, 2024, no awards have vested as none of the market-based conditions have been satisfied.

No RSUs were granted during the nine months ended September 30, 2024. The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2023 was $4.00. The aggregate fair value of RSUs vested during the nine months ended September 30, 2024 and 2023, was $11,000 and $87,000, respectively.

Oncocyte recorded stock-based compensation expense in the following categories on the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Cost of revenues	$2	$(2)	$—	$10
Research and development	198	294	607	926
Sales and marketing	44	64	127	203
General and administrative	206	252	520	1,119
Expense included in discontinued operations	—	—	—	18
Total	$450	$608	$1,254	$2,276

Total unrecognized stock-based compensation expense as of September 30, 2024 was $2.1 million, which will be amortized over a weighted average remaining recognition period of 2.06 years.

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 3, 2023, Oncocyte entered into a securities purchase agreement with certain investors, including Broadwood, Pura Vida and entities affiliated with AWM, and certain individuals, including Oncocyte's Chairman, Andrew Arno, and former director, John Peter Gutfreund, and certain of their affiliated parties, which provided for the sale and issuance by the Company of an aggregate of 2,274,709 shares of common stock at an offering price of: (i) $6.03 to investors who are not considered to be “insiders” of the Company pursuant to Nasdaq Listing Rules (“Insiders”), which amount reflected the average closing price of our common stock on Nasdaq during the five trading day period immediately prior to pricing, and (ii) $7.08 to Insiders, which amount reflected the final closing price of our common stock on Nasdaq on the last trading day immediately prior to pricing. Broadwood purchased 1,341,381 shares of common stock for $8,093,362, Pura Vida purchased 33,150 shares of common stock for $200,014 and entities affiliated with AWM purchased 472,354 shares of common stock for $2,850,000. Mr. Arno and his affiliated parties purchased 21,162 shares of common stock for $150,001, and Mr. Gutfreund and his affiliated parties purchased 85,250 for $604,252. See Note 7, “Common Stock – April 2023 Offering” for additional information.

On April 15, 2024, Oncocyte consummated a private placement of its securities to certain investors, including Broadwood, entities affiliated with AWM, Bio-Rad, and certain individuals, including Oncocyte's Chairman, Andrew Arno, for the issuance and sale of 5,076,900 shares of its common stock and Pre-Funded Warrants to purchase 342,888 shares of its common stock. The purchase price for one share of common stock was $2.9164, and the purchase price for one Pre-Funded Warrant was $2.9163. Insiders subscribed for 42,373 of the shares of common stock sold in the private placement, at a purchase price of $2.95 per share of common stock, which amount reflected the final closing price of the common stock on Nasdaq on the last trading day immediately prior to pricing. Broadwood purchased 2,420,000 shares of common stock for $7,057,688, entities affiliated with AWM purchased 342,889 shares of common stock and 342,889 Pre-Funded Warrants for $2,000,000, and Bio-Rad purchased 1,200,109 shares of common stock for $3,499,998. Mr. Arno purchased 33,898 shares of common stock for $100,000. One of Oncocyte's directors, Andrew Last, served as the Executive Vice President and Chief Operating Officer of Bio-Rad before retiring on September 6, 2024. See Note 7, “Common Stock – April 2024 Offering” for additional information.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 4, 2024, Oncocyte consummated the October 2024 Offering involving certain investors, including Broadwood, Bio-Rad, and certain individuals, including Oncocyte's Chief Financial Officer, Andrea James. The gross proceeds from the October 2024 Offering were approximately $10.2 million. After deducting placement agent fees and expenses and offering expenses payable by the Company of $795,000, the resulting net proceeds were approximately $9.4 million. Insiders subscribed for 37,037 of the shares of common stock sold in the October 2024 Offering, at a purchase price of $2.97 per share of common stock. Broadwood purchased 1,315,339 shares of common stock for approximately $3,878,000, and Bio-Rad purchased 310,835 shares of common stock for approximately $916,000. Ms. James purchased 33,670 shares of common stock for $100,000. See Note 12, “Subsequent Events” for additional information.

Other Transactions

The Company previously employed the son of Andrew Arno, Chairman of the Board as its Senior Manager, Investor Relations, Corporate Planning & Development. The total compensation paid by the Company to Mr. Arno’s son since January 1, 2022 is approximately $200,000. Mr. Arno’s son is no longer an employee of the Company as of July 28, 2023.

During 2024, the Company purchased $294,000 in laboratory equipment and incurred $230,000 in laboratory related costs from Bio-Rad. During 2024, the Company also made finance lease payments of $126,000 under four laboratory equipment leases from Bio-Rad with an initial capitalized total value of $976,000. During 2023, the Company purchased $581,000 in laboratory equipment and incurred $375,000 in laboratory related costs from Bio-Rad. As of September 30, 2024 and December 31, 2023, the Company had accounts payable due to Bio-Rad of $7,000 and $206,000, respectively. One of Oncocyte's directors, Andrew Last, served as the Executive Vice President and Chief Operating Officer of Bio-Rad before retiring on September 6, 2024.

On April 5, 2024, the Company entered into an agreement with Bio-Rad to collaborate in the development and the commercialization of RUO and IVD kitted transplant products (the “Collaboration Agreement”). Under the Collaboration Agreement, Bio-Rad agreed to purchase shares of our common stock equal to 9.99% of the total number of shares of common stock issued and outstanding immediately after the closing of such investment, provided that the total purchase price would not exceed $3,500,000 unless Bio-Rad chooses to exceed such limit (the “Bio-Rad Investment”) (see "Financing Transactions" above). The Bio-Rad Investment was completed in connection with a private placement (See Note 7, “Common Stock – April 2024 Offering”). In addition, we will pay Bio-Rad a single digit royalty payment based on certain net sales under the Collaboration Agreement, and Bio-Rad has an option for the exclusive right to promote, market and sell certain kits worldwide subject to certain conditions. If and when such option is exercised, Bio-Rad will purchase additional shares of our common stock, at the then-current market price per share, up to a specified maximum aggregate purchase price. One of Oncocyte's directors, Dr. Last, recused himself from all Board discussions related to transactions with Bio-Rad. See Note 10, "Collaborative Arrangements" for additional information. On November 8, 2024, the Company and Bio-Rad entered into a memorandum of understanding with respect to the Collaboration Agreement to establish additional activities to be performed by each party pursuant to the Collaboration Agreement (see Note 10 for additional information).

10. Collaborative Arrangements

Bio-Rad

On April 5, 2024, the Company entered into the Collaboration Agreement with Bio-Rad to collaborate in the development and the commercialization of RUO and IVD kitted transplant products using Bio-Rad’s ddPCR instruments and reagents. The Collaboration Agreement has a term of 10 years unless earlier terminated pursuant to customary termination provisions.

The Collaboration Agreement provides that through the oversight of a joint steering committee comprised of representatives from both parties, the parties will collaborate on the development of (i) the Company’s series of GraftAssure™ Transplant Monitoring Assays to measure and test the concentration of donor-derived cell free DNA for RUO (the “RUO Assays”); and (ii) the Company’s VitaGraft™ Transplant Monitoring Assays that have received regulatory approval as an in vitro diagnostic device (the “IVD Kits”) for exclusive use on one or more Bio-Rad ddPCR instruments. Pursuant to the Collaboration Agreement, and toward the development of the RUO Assays and the IVD Kits, the Company will collect and screen samples, conduct feasibility testing and stability studies, and perform analytical validation, among other things; and Bio-Rad will supply its ddPCR instruments and platforms as well as manufacture and supply all consumables.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Additionally, the Collaboration Agreement provides Bio-Rad an option for the exclusive right to promote, market and sell IVD Kits worldwide subject to certain conditions. If and when such option is exercised, Bio-Rad will purchase additional shares of the Company’s common stock, no par value per share, at the then-current market price per share, up to a specified maximum aggregate purchase price, and the Company will manufacture and supply IVD Kits exclusively for Bio-Rad. See Note 9 "Related Party Transactions" for additional information.

For the three and nine months ended September 30, 2024, the income statement amounts attributable to transactions arising from the Collaboration Agreement have not been significant. Beginning in September 2024, the Company has capitalized certain inventory costs (see Note 2 “Inventories” for additional information).

On November 8, 2024, Oncocyte and Bio-Rad entered into a binding Memorandum of Understanding (the “Memorandum”) in connection with the Collaboration Agreement. The Memorandum establishes additional activities (described below) to be performed by Oncocyte and Bio-Rad prior to the commercial launch of the RUO Assays specifically related to pilot study sites outside the Territory (the “Pilot Sites”).

Pursuant to the Memorandum, Oncocyte (i) will setup commercialization of Pilot Sites to use the RUO Assays, (ii) may sell RUO Assays to Pilot Sites, (iii) will train and support the Pilot Sites on the use of the RUO Assays, and (iv) if Oncocyte receives any net sales from the sale of the RUO Assays to the Pilot Sites, then Oncocyte shall pay to Bio-Rad a royalty payment based on a percentage of such net sales under the terms and conditions of the Collaboration Agreement. In addition, pursuant to the Memorandum, Bio-Rad will evaluate commercialization efforts for the RUO Assays, which will include (i) supporting installation and training for Pilot Sites, and (ii) evaluating distribution of the RUO Assays to Pilot Sites.

The foregoing description of the material terms and conditions of the Memorandum does not purport to be complete and is qualified in its entirety by the full text of the Memorandum, which is attached hereto as Exhibit 10.6.

Life Technologies Corporation

In January 2022, Oncocyte entered into a collaboration agreement (the “LTC Agreement”) with Life Technologies Corporation, a Delaware corporation and subsidiary of Thermo Fisher Scientific (“LTC”), in order to partner in the development and collaborate in the commercialization of Thermo Fisher Scientific’s existing Oncomine Comprehensive Assay Plus and Oncocyte’s DetermaIO assay for use with LTC’s Ion TorrentTM GenexusTM Integrated Sequencer and LTC’s Ion TorrentTM GenexusTM Purification System in order to obtain IVD regulatory approval. In February 2023, Oncocyte entered into a Termination Agreement with LTC, pursuant to which the parties terminated the LTC Agreement. As of the termination date, Oncocyte was responsible for reimbursing LTC for $749,000 of certain development costs under the terms of the LTC Agreement, which were fully paid in 2023.

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

Nine Months Ended September 30, 2023
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

12. Subsequent Events

Securities Purchase Agreement

On October 4, 2024, the Company consummated a private placement of its securities to certain accredited investors (collectively, the “Purchasers”) for the issuance and sale of 3,461,138 shares of the Company's common stock. The purchase price for one common share was $2.948. Certain insiders of the Company subscribed for 37,037 of the shares of common stock sold in the private placement, at a purchase price of $2.97 per share. The related securities purchase agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and the Purchasers, including for liabilities under the Securities Act, other obligations of the parties and termination provisions.

The gross proceeds to the Company from the October 2024 Offering were approximately $10.2 million, before deducting approximately $795,000 in placement agent fees and expenses and offering expenses payable by the Company. The Company intends to use the net proceeds received of approximately $9.4 million for general corporate purposes and working capital.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Collaboration Agreement Amendment

On November 8, 2024, Oncocyte and Bio-Rad entered into the Memorandum in connection with the Collaboration Agreement. The Memorandum establishes additional activities to be performed by Oncocyte and Bio-Rad prior to the commercial launch of the RUO Assays specifically related to Pilot Sites. See Note 10, "Collaborative Arrangements" for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 included elsewhere in this Report, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. These historical consolidated financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly under Risk Factors in this Report and those Risk Factors in Part I, Item 1A of our most recent Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC. For additional information, refer to the section above entitled “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a diagnostics technology company. Our tests are designed to help provide clarity and confidence to physicians and their patients. VitaGraft™ is a clinical blood-based solid organ transplantation monitoring test, GraftAssure™ is a RUO blood-based donor-derived cell-free DNA test, DetermaIO™ is a gene expression test that assesses the tumor microenvironment to predict response to immunotherapies, and the pipeline test DetermaCNI™ is a blood-based monitoring tool for monitoring therapeutic efficacy in cancer patients.

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

Our customer institutions are hospitals, transplant centers, and labs. The decision to deploy our tests on behalf of patients or research studies comes from front line doctors, including surgeons, nephrologists and oncologists, as well as researchers, pathologists, lab directors, medical directors, department heads, lab managers, and chief medical officers.

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

In July 2024, we began to commercialize the technology underlying VitaGraft Kidney by distributing its sister product, GraftAssure, which is intended to be sold and used for research purposes and is labeled as RUO. We expect to distribute our RUO production through a mix of direct sales, partnering and distribution agreements, and licensing. We have entered into an agreement with Bio-Rad, our global strategic partner, to collaborate in the development and the commercialization of RUO and IVD kitted transplant products (see Note 10, “Collaborative Arrangements,” to our consolidated financial statements included elsewhere in this Report for additional information).

Under strict regulatory rules, our tests may not be used in a clinical treatment setting until they have attained IVD approval from the Food and Drug Administration (“FDA”) in the U.S. and In Vitro Diagnostic Medical Devices Regulation approval in the European Union. As such, we are working with these regulatory bodies to attain such approval, supporting future distribution and higher sales of our products for clinical use.

We also have a laboratory and pharma services lab, certified under the CLIA and accredited by the Collage of American Pathologists, in Nashville, Tennessee, and a research and development lab in Göttingen, Germany. Our innovation centers in Nashville and Germany employ world-renowned research scientists who are leaders in their field.

Our secondary strategic market is in the field of oncology – namely through diagnostic tests that can measure and predict which patients will best respond to certain types of therapies, as well as provide efficacy monitoring for therapies. For example, we are continuing to develop DetermaIO, a test with promising data supporting its potential to help identify patients likely to respond to checkpoint inhibitor drugs. This new class of drugs modulate the immune response and show activity in multiple solid tumor types including non-small cell lung cancer, and triple negative breast cancer. DetermaIO is currently available as part of an early access program with leaders in the immuno-oncology field. A kitted research product format of the underlying technology began proof-of-concept development in 2023. The application of immunotherapy is a global problem, so we expect partnering opportunities for each of our products as they reach clinical maturity. We also expect to begin commercializing our oncology product line, which includes DetermaIO, over the next 18 months.

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

Recent Developments

Collaboration Agreement

On April 5, 2024, we entered into an agreement with Bio-Rad, our global strategic partner, to collaborate in the development and the commercialization of RUO and IVD kitted transplant products. On November 8, 2024, Oncocyte and Bio-Rad entered into a memorandum of understanding with respect to such agreement to establish additional activities to be performed by each party pursuant to such agreement. See Note 10, “Collaborative Arrangements,” to our consolidated financial statements included elsewhere in this Report for additional information.

April 2024 Offering

On April 15, 2024, we consummated the April 2024 Offering. The gross proceeds from the April 2024 Offering were approximately $15.8 million. See Note 7, “Common Stock – April 2024 Offering,” to our consolidated financial statements included elsewhere in this Report for additional information.

August 2024 Offering

On August 9, 2024, we entered into a sales agreement with a sales agent, pursuant to which the Company may offer and sell from time to time up to an aggregate of $7.5 million of shares of our common stock, through the sales agent through an at-the-market facility. As of September 30, 2024, we received net proceeds from the sale of such shares of approximately $17,000. See Note 7, “Common Stock – August 2024 Offering,” to our consolidated financial statements included elsewhere in this Report for additional information.

October 2024 Offering

On October 4, 2024, we consummated the October 2024 Offering. The gross proceeds from the October 2024 Offering were approximately $10.2 million. See Note 12, “Subsequent Events,” to our consolidated financial statements included elsewhere in this Report for additional information.

Results of Operations

Summary Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Net revenue	$115	$429	$(314)	(73)%	$395	$1,189	$(794)	(67)%
Cost of revenues	43	159	(116)	(73)%	184	593	(409)	(69)%
Cost of revenues – amortization of acquired intangibles	22	22	—	—	66	66	—	—
Research and development	2,817	2,185	632	29%	7,582	6,747	835	12%
Sales and marketing	1,043	713	330	46%	2,742	2,213	529	24%
General and administrative	2,565	2,487	78	3%	7,645	9,430	(1,785)	(19)%
Change in fair value of contingent consideration	7,140	(435)	7,575	(1741)%	9,421	(16,947)	26,368	(156)%
Impairment losses	—	1,811	(1,811)	(100)%	—	6,761	(6,761)	(100)%
Impairment loss on held for sale assets	—	—	—	—	169	1,283	(1,114)	(87)%
Loss from operations	(13,515)	(6,513)	(7,002)	108%	(27,414)	(8,957)	(18,457)	206%
Total other income, net	22	24	(2)	(8)%	262	94	168	179%
Loss from continuing operations	(13,493)	(6,489)	(7,004)	108%	(27,152)	(8,863)	(18,289)	206%
Loss from discontinued operations (Note 11)	—	—	—	—	—	(2,926)	2,926	(100)%
Net loss	$(13,493)	$(6,489)	$(7,004)	108%	$(27,152)	$(11,789)	$(15,363)	130%

Results of Operations – Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023

Revenues decreased to $115,000 for the three months ended September 30, 2024, as compared to $429,000 in the prior period. Decreased revenues in Pharma Services are the result of our shift in strategic focus on commercializing our transplant kitted tests, and deploying our sales personnel toward signing new hospital research laboratory customers.

Loss from continuing operations was $13.5 million for the three months ended September 30, 2024, compared to $6.5 million for the comparable prior period. The loss from continuing operations expanded by $7.0 million mainly due to the change in fair value of contingent consideration, and the changes in Pharma Services revenue, operating expenses and other income and expenses from continuing operations as follows:

•
Pharma Services revenue decreased by $308,000 due to a decreased number of contracts performed during the period. See below for additional information.
•
Cost of revenues decreased by $116,000, primarily related to labor and allocated overhead associated with performing our Pharma Services. See below for additional information.
•
Cost of revenues - amortization of acquired intangibles was unchanged, and relates to noncash amortization of acquired intangible assets such as our customer relationship intangible assets acquired as part of the Insight merger.
•
Research and development expenses increased by $632,000, as we continue development of VitaGraft, DetermaIO and DetermaCNI. The main drivers of the increase were laboratory costs, facilities costs and personnel-related expenses, partially offset by depreciation and amortization, and stock-based compensation (see below for additional details).
•
Sales and marketing expenses increased by $330,000, primarily attributable to continued ramp in sales, marketing and advertising activities related to the transplant business, as well as supporting the commercialization efforts within oncology. The main drivers of the increase were personnel-related expenses and other sales and marketing related expenses, partially offset by stock-based compensation (see below for additional details).
•
General and administrative expenses increased by $78,000, primarily due to an increase in personnel-related expenses, partially offset by facilities costs and stock-based compensation. See below for additional details.
•
Change in fair value of contingent consideration was a loss of $7.1 million in 2024 compared to a gain of $435,000 in 2023. This change was due to changes in the fair value model inputs and revised estimates on if and when future payouts will occur. The change is also driven by the Chronix Merger Agreement amendment during the first quarter of 2023, which provided superseding earnout consideration (see Note 3 to our consolidated financial statements included elsewhere in this Report). See below for additional information.

•
The prior year impairment loss related to an asset impairment charge to leasehold improvements of $1.8 million (see Note 4 to our consolidated financial statements included elsewhere in this Report).
•
Total other income, net decreased by $2,000, primarily due to reduced interest income and miscellaneous income in 2024 compared to 2023. See below for additional information.

Results of Operations – Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023

Revenues decreased to $395,000 for the nine months ended September 30, 2024, as compared to $1.2 million in the prior period. Decreased revenues in Pharma Services are the result of our shift in strategic focus on commercializing our transplant kitted tests, and deploying our sales personnel toward signing new hospital research laboratory customers.

Loss from continuing operations was $27.2 million for the nine months ended September 30, 2024, compared to $8.9 million for the comparable prior period. The loss from continuing operations expanded by $18.3 million mainly due to the change in fair value of contingent consideration, and the changes in Pharma Services revenue, operating expenses and other income and expenses from continuing operations as follows:

•
Pharma Services revenue decreased by $787,000 due to a decreased number of contracts performed during the period. See below for additional information.
•
Cost of revenues decreased by $409,000, primarily related to labor and allocated overhead associated with performing our Pharma Services. See below for additional information.
•
Cost of revenues - amortization of acquired intangibles was unchanged, and relates to noncash amortization of acquired intangible assets such as our customer relationship intangible assets acquired as part of the Insight merger.
•
Research and development expenses increased by $835,000, as we continue development of VitaGraft, DetermaIO and DetermaCNI. The main drivers of the increase were personnel-related expenses, laboratory costs, facilities costs and professional fees, partially offset by depreciation and amortization, stock-based compensation and severance costs (see below for additional details).
•
Sales and marketing expenses increased by $529,000, primarily attributable to continued ramp in sales, marketing and advertising activities related to the transplant business, as well as supporting the commercialization efforts within oncology. The main drivers of the increase were personnel-related expenses and other sales and marketing related expenses, partially offset by facilities costs and stock-based compensation (see below for additional details).
•
General and administrative expenses decreased by $1.8 million, primarily due to decreases in stock-based compensation, severance costs, facilities costs and professional fees, partially offset by personnel-related expenses. See below for additional details.
•
Change in fair value of contingent consideration was a loss of $9.4 million in 2024 compared to a gain of $16.9 million in 2023. This change was due to changes in the fair value model inputs and revised estimates on if and when future payouts will occur. The change is also driven by the Chronix Merger Agreement amendment during the first quarter of 2023, which provided superseding earnout consideration (see Note 3 to our consolidated financial statements included elsewhere in this Report). See below for additional information.
•
The prior year impairment losses related to two asset impairments, including in-process research and development intangible assets of $5.0 million (see Note 5 to our consolidated financial statements included elsewhere in this Report) and leasehold improvements of $1.8 million (see Note 4 to our consolidated financial statements included elsewhere in this Report).
•
Impairment loss on held for sale assets relates to various agreements to sell laboratory equipment and the subsequent fair value adjustments. See Note 2, “Assets Held for Sale and Discontinued Operations,” to our consolidated financial statements included elsewhere in this Report for additional information.
•
Total other income, net increased by $168,000, primarily due to additional interest income and miscellaneous income in 2024 compared to 2023. See below for additional information.

Revenues

The following table shows our service revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Pharma Services	$115	$423	$(308)	(73)%	$373	$1,160	$(787)	(68)%
Laboratory Developed Test Services	—	6	(6)	(100)%	22	29	(7)	(24)%
Total	$115	$429	$(314)	(73)%	$395	$1,189	$(794)	(67)%

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

Research and Development Expenses

A summary of the main drivers of the change in research and development expenses is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024		2023	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses	$1,080	$886	$194	22%	$3,462		$2,813	$649	23%
Depreciation and amortization	234	321	(87)	(27)%	706		1,036	(330)	(32)%
Stock-based compensation	198	294	(96)	(33)%	607		926	(319)	(34)%
Laboratory supplies and expenses	681	380	301	79%	1,483		955	528	55%
Facilities and insurance	513	217	296	136%	893		529	364	69%
Professional fees, legal, and outside services	121	91	30	33%	390		259	131	51%
Severance	—	(7)	7	(100)%	—		152	(152)	(100)%
Other	(10)	8	(18)	(225)%	39		49	(10)	(20)%
Clinical trials	—	(5)	5	(100)%	2		28	(26)	(93)%
Total	$2,817	$2,185	$632	29%	$7,582		$6,747	$835	12%
% of Net Revenue	2450%	509%		1940%	1919	%	567%		1352%

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

Sales and Marketing Expenses

A summary of the main drivers of the change in sales and marketing expenses is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses	$703	$486	$217	45%	$1,918	$1,494	$424	28%
Stock-based compensation	44	64	(20)	(31)%	127	203	(76)	(37)%
Facilities and insurance	79	58	21	36%	128	174	(46)	(26)%
Professional fees, legal, and outside services	45	28	17	61%	166	140	26	19%
Marketing & Advertising	41	44	(3)	(7)%	123	107	16	15%
Other	131	33	98	297%	280	95	185	195%
Total	$1,043	$713	$330	46%	$2,742	$2,213	$529	24%
% of Net Revenue	907%	166%		741%	694%	186%		508%

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

General and Administrative Expenses

A summary of the main drivers of the change in general and administrative expenses is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024		2023	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses and board fees	$1,078	$756	$322	43%	$2,995		$2,846	$149	5%
Professional fees, legal, and outside services	735	774	(39)	(5)%	2,473		2,720	(247)	(9)%
Facilities and insurance	410	572	(162)	(28)%	1,235		1,791	(556)	(31)%
Stock-based compensation	206	252	(46)	(18)%	520		1,119	(599)	(54)%
Severance	—	17	(17)	(100)%	—		498	(498)	(100)%
Other	136	116	20	17%	422		456	(34)	(7)%
Total	$2,565	$2,487	$78	3%	$7,645		$9,430	$(1,785)	(19)%
% of Net Revenue	2230%	580%		1651%	1935	%	793%		1142%

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

Other Income and Expenses

Other income and expenses are primarily comprised of interest income and expense, and unrealized gains/losses from marketable equity securities, which were sold in 2023 (see Note 2, “Marketable Equity Securities,” to our consolidated financial statements included elsewhere in this Report). Interest income is earned from money market funds we hold for capital preservation. Interest expense was incurred mainly from our financing lease obligations (see Note 6) and insurance financing activity.

Income Taxes

We did not record any provision or benefit for income taxes for the three and nine months ended September 30, 2024 and 2023, as we had a full valuation allowance for the periods presented (see Note 2 to our consolidated financial statements included elsewhere in this Report).

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

Liquidity and Capital Resources

Our foreseeable material cash requirements as of September 30, 2024, are recognized as liabilities or generally are otherwise described in Note 6, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Report. Cash requirements are generally derived from our operating and investing activities including expenditures for working capital, human capital, business development, investments in intellectual property, and business combinations. Our office lease obligations, net of sublease payments, and contingent consideration obligations are further described in Note 6 and Note 3, respectively. Historically, we have not entered into any off-balance sheet arrangements. As of September 30, 2024 and December 31, 2023, we had unrecognized tax benefits totaling $2.3 million (see Note 2, “Income Taxes”).

Since formation, we have financed our operations primarily through the sale of our common stock, preferred stock and warrants. We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $317.0 million as of September 30, 2024. At September 30, 2024, we had $3.4 million of cash and cash equivalents. On October 4, 2024, we raised additional capital as discussed below. We expect to continue to incur operating losses and negative cash flows for the near future. Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued (see Note 1).

On April 3, 2023, we entered into an agreement with certain members of our Board of Directors, and several institutional and accredited investors, including Broadwood, our largest shareholder, relating to their purchase of an aggregate of up to 2,278,121 shares of our common stock at an offering price of $7.08 per share to board members and $6.03 per share to the other investors participating in the offering (see Note 7). The offering was intended to be priced at-the-market for purposes of complying with applicable Nasdaq Listing Rules. The aggregate gross proceeds from the offering were approximately $13.9 million before deducting offering expenses payable by us. We used approximately $1.1 million of the net proceeds to immediately redeem an aggregate of 1,064 shares of our Series A Redeemable Convertible Preferred Stock.

On April 15, 2024, we consummated the April 2024 Offering. The resulting net proceeds were approximately $9.9 million, after deducting offering expenses of $538,000 and deducting $5.4 million for the redemption of all remaining shares of our Series A Redeemable Convertible Preferred Stock. These net proceeds are inclusive of an investment from Bio-Rad (see Note 9), our global strategic partner. See Note 7, “Common Stock – April 2024 Offering,” to our consolidated financial statements included elsewhere in this Report for additional information.

On August 1, 2024, we filed a shelf registration statement on Form S-3, pursuant to which we registered for sale up to $100.0 million of any combination of our common stock, preferred stock, warrants and/or units from time to time and at prices and on terms that we may determine (the “Primary Shelf Registration Statement”). On August 9, 2024, we entered into a sales agreement with a sales agent, pursuant to which we may offer and sell from time to time up to an aggregate of $7.5 million of shares of our common stock, registered on the Primary Shelf Registration Statement, pursuant to the August 2024 Offering. As of September 30, 2024, we received net proceeds from the sale of such shares of approximately $17,000. See Note 7, “Common Stock – August 2024 Offering,” to our consolidated financial statements included elsewhere in this Report for additional information.

On October 4, 2024, we consummated the October 2024 Offering. The gross proceeds from the October 2024 Offering were approximately $10.2 million. After deducting placement agent fees and expenses and offering expenses payable by the Company of $795,000, the resulting net proceeds were approximately $9.4 million. See Note 12, “Subsequent Events,” to our consolidated financial statements included elsewhere in this Report for additional information.

We expect that our general operating expenses will be commensurate with the market opportunity as we continue to manage our available cash. Although we intend to market our diagnostic tests in the United States through our own sales force, we are also beginning to make marketing arrangements with distributors in other countries. We may also explore a range of other commercialization options in order to enter overseas markets and to reduce our capital needs and expenditures, and the risks associated with the timelines and uncertainty for attaining the Medicare reimbursement approvals that will be essential for the successful commercialization of additional cancer diagnostic tests. Those alternative arrangements could include marketing arrangements with other diagnostic companies through which we might receive a licensing fee and royalty on sales, or through which we might form a joint venture to market one or more tests and share in net revenues, in the United States or abroad.

On April 5, 2024, we entered into an agreement with Bio-Rad, our global strategic partner, to collaborate in the development and the commercialization of RUO and IVD kitted transplant products. On November 8, 2024, Oncocyte and Bio-Rad entered into a memorandum of understanding with respect to such agreement to establish additional activities to be performed by each party pursuant to such agreement. See Note 10, “Collaborative Arrangements,” to our consolidated financial statements included elsewhere in this Report for additional information.

In addition to sales and marketing expenses, we will incur expenses from leasing and improving our offices and laboratory facilities in Nashville, Tennessee. During the third quarter of 2023, we entered into a sublease arrangement for our main office in Irvine, California. In January 2024, we expanded our Nashville facility by adding one new office lease and renewing and extending our existing leases. During the second and third quarters of 2024, we added five financing leases for certain laboratory equipment to be used in our Nashville facility. See Note 6, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Report for additional leasing information.

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

We will need to continue to raise additional capital to finance our operations, including the development and commercialization of our diagnostic tests, and making payments that may become due under our obligations to former Chronix shareholders and former Insight shareholders, until such time as we are able to generate sufficient revenues to cover our operating expenses. Delays in our collaborative arrangement for the development and the commercialization of RUO and IVD kitted transplant products, or delays in obtaining regulatory approval to distribute our products for clinical use, or delays in the development of, or in obtaining reimbursement coverage from Medicare for DetermaIO and other future laboratory tests that we may develop or acquire, could prevent us from raising sufficient additional capital to finance the completion of development and commercial launch of those tests. Investors may be reluctant to provide us with capital until our tests are approved for reimbursement by Medicare or reimbursement by private healthcare insurers or healthcare providers, or until we begin generating significant amounts of revenue from performing those tests.

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

Cash Used in Operations

During the nine months ended September 30, 2024, our total research and development expenses were $7.6 million, our sales and marketing expenses were $2.7 million, and our general and administrative expenses were $7.6 million. We also incurred $250,000 in total cost of revenues, including $66,000 amortization of intangible expenses. Consolidated net loss for the period was $27.2 million, and our consolidated net cash used in operating activities amounted to $15.4 million. Our cash used in operating activities during 2024 did not include the following noncash items: $1.0 million in depreciation and amortization expenses, $1.3 million in stock-based compensation, $110,000 in other equity compensation expenses, $9.4 million loss from change in fair value of contingent consideration, and $169,000 impairment loss on held for sale assets. Net changes in operating assets and liabilities for the period were $162,000 as an additional use of cash.

During the nine months ended September 30, 2023, our total research and development expenses were $6.7 million, our sales and marketing expenses were $2.2 million, and our general and administrative expenses were $9.4 million. We also incurred $659,000 in total cost of revenues, including $66,000 amortization of intangible expenses. Consolidated net loss for the period was $11.8 million, and our consolidated net cash used in operating activities amounted to $18.9 million. Our cash used in operating activities during 2023 did not include the following noncash items: $1.4 million in depreciation and amortization expenses, $2.3 million in stock-based compensation, $16.9 million gain from change in fair value of contingent consideration, $6.8 million loss from asset impairments, $1.5 million loss related to discontinued operations, $1.3 million loss on disposal and held for sale assets, $108,000 in other equity compensation expenses, and $8,000 in unrealized gain on marketable equity securities. Net changes in operating assets and liabilities for the period were $3.5 million as an additional use of cash.

Cash Used in Investing Activities

During the nine months ended September 30, 2024, net cash used in investing activities was $302,000 from cash paid for construction in progress and purchase of furniture and equipment.

During the nine months ended September 30, 2023, net cash used in investing activities was $1.0 million primarily from cash sold in discontinued operations, partially offset by proceeds from the sale of equipment.

Cash Provided by Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $9.6 million from $15.1 million of net cash proceeds from the April 2024 Offering and the August 2024 Offering, partially offset by the redemption of our remaining Series A Preferred Stock of $5.4 million and repayments of financing lease obligations of $119,000.

During the nine months ended September 30, 2023, net cash provided by financing activities was $12.2 million from $13.4 million of net cash proceeds from the sale of shares of common stock, partially offset by the partial redemption of Series A Preferred Stock of $1.1 million and repayments of financing lease obligations of $87,000.

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with GAAP. In preparing these financial statements, we make assumptions, judgments and estimates that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly.

We believe that of the significant accounting policies discussed in Note 2 to our consolidated financial statements included elsewhere in this Report, the following accounting policies involve a significant level of estimation uncertainty and require our most difficult, subjective or complex assumptions, judgments and estimates:

•
Going Concern Assessment;
•
Contingent Consideration Liabilities;
•
Intangible Assets;
•
Impairment of Long-Lived Assets;
•
Revenue Recognition and Allowance for Credit Losses;
•
Stock-Based Compensation; and
•
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

The fair value of contingent consideration after the acquisition date is reassessed by us as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in our consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities and, accordingly, the resulting gain or loss that we record in our consolidated financial statements. During the nine months ended September 30, 2024 and 2023, we recorded a loss of $9.4 million and a gain of $16.9 million, respectively, related to the fair value of contingent consideration. As of September 30, 2024 and December 31, 2023, contingent consideration liabilities were $49.3 million and $39.9 million, respectively. For additional information, refer to Note 3 to our consolidated financial statements included elsewhere in this Report.

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

During the first quarter of 2023, due to changes in management and our economic condition, management shifted our business strategy to direct efforts on fewer studies and to transition from tests that are laboratory developed tests (“LDTs”) to RUO sales. Due to the change in strategy, our long range plan forecasts were updated and anticipated future benefits derived from our assets. The change in strategy represent a significant indicator for change in value of our long-lived assets. The original IPR&D balances were reassessed based on the updated long range plan, using the multi-period excess earnings method approach, the results of the valuation noted that the carrying value of certain IPR&D intangible assets was greater than the fair market value. Accordingly, we recorded an impairment of approximately $5.0 million as of March 31, 2023. We have not recorded any additional impairment adjustments as of September 30, 2024. For additional information, refer to Note 5 to our consolidated financial statements included elsewhere in this Report.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, which consists primarily of long-lived intangible assets, right-of-use assets, and machinery and equipment, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. When such events or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount, we recognize an impairment based on the fair value of such assets. During the nine months ended September 30, 2024 and 2023, we recognized impairment losses on held for sales assets of $169,000 and $1.3 million, respectively. For additional information, refer to Note 2, “Assets Held for Sale and Discontinued Operations,” to our consolidated financial statements included elsewhere in this Report.

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

We establish an allowance for credit losses based on the evaluation of the collectability of its Pharma Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, reasonable and supportable forecast that affect the collectability of the reported amount, and historical experience. We continuously monitor collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the credit loss reserve accounts. As of September 30, 2024 and December 31, 2023, we had an allowance for credit losses of $2,000 and $5,000, respectively, related to Pharma Services.

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

We maintained an allowance for credit losses related to Laboratory Developed Test Services at an amount we estimated to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. We based this allowance, in the aggregate, on historical collection experience, age of receivables and general economic conditions, as well as specific identification of uncollectible accounts. We initially established an allowance in 2022 in connection with remaining Medicare and Medicare Advantage account balances and continued to add to the allowance as appropriate. In the first quarter of 2023, in connection with the adoption of the new current expected credit loss model, the Company determined that the Medicare and Medicare Advantage accounts receivable net balance of approximately $1.4 million was uncollectible and should therefore be written-off as of the adoption date, January 1, 2023. As of September 30, 2024 and December 31, 2023, we had no receivables nor allowance for credit losses related to Laboratory Developed Test Services.

Stock-Based Compensation

We recognize compensation expense related to share-based payment awards made to employees, board directors and other non-employees based on estimated fair values. We estimate the fair value of stock-based payment awards on the grant date and recognize the resulting fair value over the requisite service period on a straight-line basis. For stock-based awards that vest only upon the attainment of one or more performance goals, compensation cost is recognized if and when we determine that it is probable that the performance condition or conditions will be, or have been, achieved. For grants with market-based and time-based vesting conditions, the fair value is estimated using the Monte Carlo simulation model, which includes the estimated period to achievement of the performance and market conditions, which are subject to the achievement of the market-based goals established by us and continued employment. We utilize the Black-Scholes option pricing model for determining the fair value of standard time-based stock options. Our determination of fair value of share-based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. We estimate the expected volatility using our own stock price volatility for a period equal to the expected term of the options. The expected term of options granted is based on our own experience. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. Key inputs and assumptions may change as we continue to develop our own company estimates, experience and key inputs including our expected term, and stock price volatility based on the trading history of our stock in the public market. Changes in these subjective assumptions can materially affect the estimated value of equity grants and the stock-based compensation that we record in our consolidated financial statements. During the nine months ended September 30, 2024 and 2023, we recognized total stock-based compensation of $1.3 million and $2.3 million, respectively. For additional information, refer to Note 8 to our consolidated financial statements included elsewhere in this Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Following this review and evaluation, the principal executive officer and principal financial officer determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer, and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

Our business, financial condition, results of operations and future growth prospects are subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 16, 2024, which we encourage you to review. Other than as noted below, there have been no material changes from the risk factors disclosed in our most recent Annual Report on Form 10-K.

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

In May 2024, the FDA published a final rule that phases out its enforcement discretion for LDTs, unless exempt, and amends the FDA’s regulations to make explicit that IVDs are medical devices under the Federal Food, Drug, and Cosmetic Act ("FDCA"), including when the manufacturer of the diagnostic product is a laboratory. The American Clinical Laboratory Association and a private laboratory have filed lawsuits against the FDA to challenge its authority to regulate LDTs under this final rule. The full impact of this final rule and the existing (and any future) challenges against currently remains to be seen.

If the FDA were to ultimately regulate our tests as traditional IVDs, some or all of our tests may become subject to certain FDA medical device regulations, including, in some cases, pre-market review. If required, the regulatory marketing authorization process may involve, among other things, successfully completing additional clinical trials and submitting a pre-market clearance (510(k)) submission or filing a de novo or pre-market approval application with the FDA. If pre-market review and approval is required by the FDA for any of our tests, we may need to incur additional expenses or require additional time to seek it, or we may be unable to satisfy FDA standards, and our applicable tests may not be cleared or approved on a timely basis, if at all, and the labeling claims permitted by the FDA may not be consistent with our currently planned claims or adequate to support adoption of and reimbursement for our tests. Ongoing compliance with any applicable FDA medical device regulations to which we could become subject in connection with any of our tests that FDA may regulate as traditional IVDs would increase the cost of conducting our business, and subject us to inspection by, and potential enforcement of certain regulatory requirements, of the FDA, for example registration and listing, adherence to good manufacturing practices under the Quality System Regulation ("QSR"), and medical device reporting. Enforcement action for noncompliance with these requirements could range from warning or untitled letters to civil and criminal penalties, injunctions, product seizure or recall, import bans, restrictions on the conduct of our operations and total or partial suspension of production. Our laboratories are operating under CLIA and are not currently operating as registered device manufacturing facilities or in compliance with FDA’s QSR. Because these standards differ, we may face challenges establishing FDA-compliant quality systems or be unable to do so. If after commercialization under the LDT framework, our tests are allowed to remain on the market but there is uncertainty about the regulatory status of our tests, which is likely, given the current state of industry challenges to FDA’s final rule, including questions that may be raised if competitors object to our regulatory positioning as an LDT, we may encounter ongoing regulatory and legal challenges and related costs. Such challenges or related developments (for example if the labeling claims the FDA allows us to make are more limited than the claims we currently plan to make) may impact our commercialization efforts as orders or reimbursement may be less than anticipated. Any of these regulatory developments may cause our business to suffer.

If the FDA is successful in overcoming challenges to the final rule and ultimately regulates certain LDTs as intended under the final rule, our tests may be subject to certain additional regulatory requirements, the scope of which may vary from one test to another based on various considerations. Complying with the FDA’s requirements can be expensive, time-consuming, and subject us to significant or unanticipated delays. To the extent we are required to obtain premarket clearance or approval to perform or continue performing any of our tests, we cannot guarantee that we will be able to obtain such authorization. Even if we obtain regulatory clearance or approval where required, such authorization may not be for the intended uses that we believe are commercially attractive or are critical to the commercial success of our tests. Based on these and other considerations, the implementation of the FDA’s final rule on LDTs could materially and adversely affect our business, financial condition, and results of operations.

We currently market certain IVDs that have not been cleared by the FDA in reliance on the regulatory exemption for IVDs intended for RUO, but if the FDA determines that our RUO tests do not meet the applicable requirements for exemption or have intended uses that are inconsistent with RUO tests, we may be required to suspend commercialization of such products until we can obtain the requisite FDA clearance and/or subject to FDA warning or untitled letters, seizure, injunction, fines, or other enforcement action.

Some of our tests are marketed for RUO, which allows us to sell such products without the premarket clearance that FDA requires for the marketing of traditional devices. An RUO product may not be marketed for clinical diagnostic use and must be labeled “For Research Use Only. Not for use in diagnostic procedures.” Products that are intended for research use only and are properly labeled as RUO are exempt from compliance with the FDA’s pre- and post-market requirements to which traditional devices are subject, including the requirement that the product be cleared or approved before commercialization and QSR requirements. However, merely including the required RUO labeling will not necessarily exempt the device from the FDA's 510(k) clearance, premarket approval, or other requirements if the circumstances surrounding the distribution of the product indicate an objective intent to market the product for clinical diagnostic use.

According to the FDA guidance, circumstances indicating manufacturer intent to market an in vitro device for diagnostic use may include written or verbal marketing claims regarding a product's clinical efficacy or performance in clinical applications, instructions for clinical interpretation, clinical information, product names, or descriptors that claim or suggest that the IVD product may be used for any clinical diagnostic use, including a clinical investigation that is not exempt from the FDA’s investigational device exemption regulations. Other indications include a manufacturer's provision of technical support for clinical validation or clinical applications or solicitation of business from clinical laboratories that do not conduct research activities, all of which could be considered evidence of intended uses that conflict with RUO labeling.

In general, if (i) evidence shows that one or more of our IVDs are inappropriately labeled RUO (but marketed for clinical diagnostic use), such test(s) will not qualify for an IDE exemption and will be deemed misbranded under the FDCA. Device manufacturers found in violation of the FDCA may be subject to a wide range of enforcement action, including warning letters, seizure, injunction, criminal prosecution, monetary penalties, and others.

We believe that our promotional activities for our RUO products fall within the scope of the applicable premarket exemptions for RUO tests and the FDA’s enforcement discretion, as described in its relevant guidance. However, the FDA could disagree and require us to (i) stop promoting our RUO devices unless/until we obtain FDA clearance or approval (among other possible outcomes). Any adverse determination in relation to our marketing of current or future products for RUO will likely have a material adverse impact on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Repurchases

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
On November 8, 2024, Oncocyte and Bio-Rad entered into a binding Memorandum of Understanding (the “Memorandum”) in connection with the Collaboration Agreement. The Memorandum establishes additional activities (described below) to be performed by Oncocyte and Bio-Rad prior to the commercial launch of the RUO Assays specifically related to pilot study sites outside the Territory (the “Pilot Sites”).

Pursuant to the Memorandum, Oncocyte (i) will setup commercialization of Pilot Sites to use the RUO Assays, (ii) may sell RUO Assays to Pilot Sites, (iii) will train and support the Pilot Sites on the use of the RUO Assays, and (iv) if Oncocyte receives any net sales from the sale of the RUO Assays to the Pilot Sites, then Oncocyte shall pay to Bio-Rad a royalty payment based on a percentage of such net sales under the terms and conditions of the Collaboration Agreement. In addition, pursuant to the Memorandum, Bio-Rad will evaluate commercialization efforts for the RUO Assays, which will include (i) supporting installation and training for Pilot Sites, and (ii) evaluating distribution of the RUO Assays to Pilot Sites.

The foregoing description of the material terms and conditions of the Memorandum does not purport to be complete and is qualified in its entirety by the full text of the Memorandum, which is attached hereto as Exhibit 10.6. For additional information, refer to Note 10, “Collaborative Arrangements,” to our consolidated financial statements included elsewhere in this Report.

(b)
None.
(c)
None.

Item 6. Exhibits.

Exhibit Numbers	Exhibit Description

10.1

Sales Agreement, dated August 9, 2024, by and between the Oncocyte Corporation and Needham & Company, LLC (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2024)

10.2+

Securities Purchase Agreement, dated October 2, 2024, by and among the Company and the investors signatory thereto (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2024)

10.3+

Registration Rights Agreement, dated October 2, 2024, by and among the Company and the investors signatory thereto (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2024)

10.4#	Amended and Restated 2018 Equity Incentive Plan (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2024)

10.5+

Collaboration Agreement, dated April 5, 2024, between the Company and Bio-Rad Laboratories, Inc. (Incorporated by reference to Oncocyte Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2024)

10.6+*	Memorandum of Understanding, dated November 8, 2024, between the Company and Bio-Rad Laboratories, Inc.

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

32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** The certifications attached as Exhibit 32.1 that accompany this Report are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Oncocyte under the Securities Act, or the Exchange Act, whether made before or after the date of this Report, regardless of any general incorporation language contained in any filing.

# The referenced exhibit is a management contract, compensatory plan or arrangement.

+ Schedules have been omitted from this filing pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished. Certain portions of this exhibit (indicated by “[***]”) have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOCYTE CORPORATION

Date: November 12, 2024	/s/ Joshua Riggs
Joshua Riggs
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	/s/ Andrea James
Andrea James
Chief Financial Officer (Principal Financial Officer)