Form 10-K
period 2024-12-31
Oncocyte Corp
filed 2025-03-24
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 1-37648

Oncocyte Corporation

(Exact name of registrant as specified in its charter)

California	27-1041563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Cushing

Irvine, California 92618

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (949) 409-7600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	OCX	The Nasdaq Stock Market LLC

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of shares of voting and non-voting common stock held by non-affiliates computed by reference to the price at which shares of common stock were last sold as of June 30, 2024 was approximately $24.6 million. Shares held by each executive officer and director and by each person who beneficially owns more than 10% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 17, 2025, there were outstanding 28,599,285 shares of common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Oncocyte Corporation

Table of Contents

December 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K for the year ended December 31, 2024 (this “Report”) are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements pertaining to future financial and/or operating results, future growth in research, technology, clinical development, and potential opportunities for Oncocyte, along with other statements about the future expectations, beliefs, goals, plans, or prospects expressed by management. Any statements that are not historical fact (including, but not limited to statements that contain words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” or similar expressions or the negative of such terms) should also be considered to be forward-looking statements. Forward-looking statements involve risks and uncertainties, including, without limitation, risks inherent in the development and/or commercialization of potential products, uncertainty in the results of clinical trials or regulatory approvals, need and ability to obtain future capital, and maintenance of intellectual property rights. Actual results may differ materially from the results anticipated in these forward-looking statements and as such should be evaluated together with the many uncertainties that affect the businesses of Oncocyte, particularly those mentioned in this Report under Risk Factors in Part I, Item 1A. Except as required by law, Oncocyte undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

DetermaIO™, DetermaCNI™, GraftAssureCore™, GraftAssureIQ™ and GraftAssureDx™ are trademarks of Oncocyte, regardless of whether the “TM” symbol accompanies the use of or reference to the applicable trademark in this Report.

We are in the process of rebranding our VitaGraft assay (VitaGraft Kidney and VitaGraft Liver), which is our lab developed test, under the name GraftAssureCore. For purposes of this filing, references to “GraftAssureCore” shall be deemed to include the test previously marketed as VitaGraft. We are also in the process of rebranding our research use only assay, GraftAssure, as “GraftAssureIQ,” and rebranding our future kitted clinical assay as “GraftAssureDx.”

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

PART I

Summary of Risk Factors

We face many risks and uncertainties, as more fully described in this section under the heading “Risk Factors.” Some of these risks and uncertainties are summarized below. The summary below does not contain all of the information that may be important to you, and you should read this summary together with the more detailed discussion of these risks and uncertainties contained in “Risk Factors.”

Summary - Risks Related to Our Capital Resources

•
We have incurred operating losses since inception, and we do not know if we will attain profitability.
•
We have historically been dependent upon outside financing capital to fund our operations and until such time as our revenues are sufficient to finance our operating expenses, we may need to issue additional equity or debt securities to raise the capital needed to pay our operating expenses.
•
We may incur significant cash payment and common stock issuance obligations under our agreements arising from our investments in Insight and Chronix.

Summary - Risks Related to Our Business Operations

•
Our revenues in the near term will depend on our ability to commercialize a small number of diagnostic tests.
•
The research and development work we are doing is costly, time consuming, and uncertain as to its results.
•
Sales of our diagnostic tests could be adversely impacted by the reluctance of physicians to adopt the use of our tests and by the availability of competing diagnostic tests.
•
There is a risk of product liability claims in our business. If we are unable to obtain or maintain sufficient insurance, a product liability claim against us could adversely affect our business.
•
We have limited capital, marketing, sales, and regulatory compliance resources for the commercialization of our diagnostic tests.
•
We may face technology transfer challenges and expenses in adding new tests to our portfolio and in expanding our reach into new geographical areas on new instrument platforms.
•
If our laboratory facilities become damaged or inoperable, or we are required to vacate any facility, our ability to provide services and pursue our research and development and commercialization efforts may be jeopardized.
•
There is a limited number of manufacturers of molecular diagnostic testing equipment and related chemical reagents necessary for the provision of our diagnostic tests.
•
If we fail to enter into and maintain successful strategic alliances for diagnostic tests that we elect to co-develop, co-market, or out-license, we may have to reduce or delay our diagnostic test development or increase our expenditures.
•
We may become dependent on possible future collaborations to develop and commercialize many of our diagnostic test candidates and to provide the manufacturing, regulatory compliance, sales, marketing and distribution capabilities required for the success of our business.
•
Security breaches and other disruptions could compromise our information and expose us to liability, and could cause our business and reputation to suffer.
•
We are subject to state laws in California that require gender and diversity quotas for boards of directors of public companies headquartered in California.

Summary - Risks Related to Our Industry

•
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
•
Our products are subject to the FDA’s final rule ending enforcement discretion for LDTs and regulating such tests as medical devices. Implementing the requirements under the final rule could lead to delays in commercialization, or (if encountered after commercialization) requirements to halt the commercial provision of our tests until FDA marketing authorization is obtained.
•
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
•
We will also need to obtain FDA and other regulatory approvals for any IVDs that we may develop, or for any currently marketed products the FDA determines are IVDs instead of LDTs, in order to market those IVD tests.
•
Clinical trial failures can occur at any stage of the testing and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of our current or future diagnostic tests.

•
The commercial success of our diagnostic tests depends on the availability and sufficiency of third-party payer coverage and reimbursement, which may be limited or unavailable.
•
Because of certain Medicare billing policies, we may not receive complete reimbursement for tests provided to Medicare patients.
•
Long payment cycles of Medicare, Medicaid and other third-party payers, or other payment delays, could hurt our cash flows and increase our need for working capital.
•
Private health insurance company policies may deny coverage or limit the amount they will reimburse us for the performance of our diagnostic tests.
•
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

•
We rely on patents and trade secrets, and our financial success will depend, in part, on our ability to obtain commercially valuable patent claims, protect our intellectual property rights and operate without infringing upon the proprietary rights of others.
•
We may not be able to obtain patent protection for our diagnostic tests if our pending U.S. patent applications are found to be directed to unpatentable subject matter.
•
Changes to the patent laws in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our diagnostic tests.
•
Other companies or organizations may challenge our patent rights or may assert patent rights that prevent us from developing and commercializing our diagnostic tests.
•
If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our diagnostic tests.
•
Patent terms may be inadequate to protect our competitive position on our diagnostic tests for an adequate amount of time.
•
Obtaining and maintaining patent protection depends on compliance with various procedures and other requirements, and our patent protection could be reduced or eliminated in case of non-compliance with these requirements.

Summary - Risks Related to Our Common Stock

•
We previously identified and remediated a material weakness in our internal control over financial reporting. If we are unable to maintain an effective system of internal control over financial reporting, it could result in us not preventing or detecting on a timely basis a material misstatement of the Company’s financial statements.
•
Because we do not pay dividends, our stock may not be a suitable investment for anyone who needs to earn dividend income.
•
Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on the market price of our shares.
•
Our former parent company may sell our shares to raise capital to finance its operations.

Item 1. Business.

Overview

We are a pioneering diagnostics technology company. Our mission is to democratize access to novel molecular diagnostic testing to improve patient outcomes.

We do this primarily by developing molecular diagnostic test kits that empower our customers to run their own tests to participate in the patient-care value chain, which is counter-positioned with the central laboratory model. Our decentralized approach also puts testing in the hands of researchers to enable more studies, which inspires innovation, which we believe can improve standards of care while also creating demand for more testing. We develop tests that measure both established biomarkers as well as pioneer the adoption of new and more effective biomarkers.

We believe that combining innovative science with a simple, but disruptive, business model can create enormous value. This model is designed to empower doctors to reduce uncertainty to make better decisions to save lives as well as enable researchers to measure biomarkers to inspire innovation.

Our customer institutions are hospitals, transplant centers, and labs. The decision to deploy our tests on behalf of patients or research studies supports front line doctors, including surgeons, nephrologists and oncologists, as well as researchers, pathologists, lab directors, medical directors, department heads, lab managers, and chief medical officers.

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

Our current intellectual property comprises three general areas: 1) organ transplant, 2) oncology therapy selection and 3) oncology therapy monitoring. Within these categories, we have developed or are in the process of developing laboratory developed tests (“LDTs”) that can be run at our Nashville, Tennessee lab, kitted research use only (“RUO”) tests, and kitted clinical tests that can be run by local labs.

Our primary near-term strategic market is organ transplant. Oncocyte’s molecular diagnostic tests are designed to help the industry to better address one of the leading challenges in the transplantation market – which is the body’s potential to reject the donor organ. We do this by detecting early evidence of graft organ damage in the blood through assessing a known biomarker known as donor-derived cell-free DNA. GraftAssureCore (Kidney), for example, can find donor kidney damage up to 11 months sooner than other protocols. GraftAssureCore is analytically and clinically validated in three major solid organ transplant types (kidney, liver and heart) by peer reviewed international publications. We received a positive coverage decision from MolDx for GraftAssureCore (Kidney) in August of 2023, and it became commercially available for ordering in January 2024 through our Clinical Laboratory Improvements Amendment (“CLIA”) laboratory in Nashville, Tennessee. GraftAssureCore (Kidney) is now broadly available to transplant professionals upon request. In December 2024, we confirmed Medicare reimbursement for also monitoring certain high-risk patients, that is, those with newly developed donor-specific antibodies.

In July 2024, we began to commercialize the technology underlying GraftAssureCore (Kidney) by distributing its sister product, GraftAssureIQ, which is intended to be sold and used for research purposes and is labeled as RUO. We expect to distribute our RUO production through a mix of direct sales, partnering and distribution agreements, and licensing. We have entered into a global strategic partnership agreement with Bio-Rad Laboratories, Inc. (“Bio-Rad”) to collaborate in the development and the commercialization of RUO and in vitro diagnostic (“IVD”) kitted transplant products for clinical use (see Note 10, “Collaborative Arrangements,” to our consolidated financial statements included elsewhere in this Report for additional information).

Under strict regulatory rules, our kitted tests may not be used in a clinical treatment setting until they have attained IVD clearance from the Food and Drug Administration (“FDA”) in the U.S. and In Vitro Diagnostic Medical Devices Regulation approval in the European Union. As such, we are working with these regulatory bodies to attain such clearance and approval, as applicable, supporting future distribution and higher sales of our products for clinical use.

We also have a laboratory and pharma services lab, certified under the CLIA and accredited by the Collage of American Pathologists (“CAP”), in Nashville, Tennessee, and a research and development lab in Göttingen, Germany. Our innovation centers in Nashville and Germany employ world-renowned research scientists who, we believe, are leaders in their fields.

Our secondary strategic market is in the field of oncology – namely through diagnostic tests that can measure and predict which patients will best respond to certain types of therapies, as well as provide efficacy monitoring for therapies. For example, we are continuing to develop DetermaIO, a test with promising data supporting its potential to help identify patients likely to respond to checkpoint inhibitor drugs. This new class of drugs modulate the immune response and show activity in multiple solid tumor types including non-small cell lung cancer, and triple negative breast cancer. A kitted research product format of the underlying technology began proof-of-concept development in 2023. The application of immunotherapy is a global problem, so we expect partnering opportunities for each of our products as they reach clinical maturity. We also expect to begin commercializing our oncology product line, which includes DetermaIO, over the next 15 months.

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

We also perform other assay development and clinical testing services for pharmaceutical and biotechnology companies through our pharma services operations (“Pharma Services”).

We believe that the experience of our team with diverse technologies through our Pharma Services activities, strong scientific integrity regarding evidence generation and innovation mentality, alongside our flexibility in operations and regulatory strategy, will drive our success, differentiate us from our competition, and are foundational to our future. We are focusing on executing the technology priorities discussed herein, which have evolved to reflect our operations and strategic vision.

Billing, Coverage, and Reimbursement for our Laboratory Tests

We are currently in the process of developing and commercializing GraftAssureCore, GraftAssureIQ, GraftAssureDx, DetermaIO and DetermaCNI.

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

Medicare

For diagnostics tests, Medicare or the Centers for Medicare & Medicaid Services (“CMS”) reimbursement approval is critical. CMS relies on a network of Medicare Administrative Contractors (“MACs”) to make a local coverage determination (“LCD”) approving a test for reimbursement. The MolDx Program was developed by Palmetto GBA (the previous MAC for California) to identify and establish coverage and reimbursement for molecular diagnostics tests. The program has developed guidelines for the level of evidence of efficacy required to be obtained through clinical trials. Palmetto, which contracted with CMS to administer the MolDx, issues LCDs that affect coverage, coding, and billing of many molecular tests and the current MAC for California, Noridian Healthcare Solutions, LLC, has adopted the coverage policies from Palmetto. MACs also serve as the primary operational contact between the Medicare Fee-For-Service program, for paying Medicare claims, and approximately 1.5 million health care providers enrolled in the program. Delays in obtaining MAC approval, or any changes made related to any favorable LCDs, could have a material adverse impact on our business.

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

Billing and Collection

Where there is a private or governmental third-party payer coverage policy in place, we will bill the payer and the patient in accordance with the established policy. Our efforts in obtaining reimbursement based on individual claims, including pursuing appeals or reconsideration of claims denials, could take a substantial amount of time, and bills may not be paid for many months, if at all. Furthermore, if a third-party payer denies coverage after final appeal, payment may not be received at all.

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

Our organ transplant rejection monitoring tests compete with other methods of assessing graft organ health, such as performing a manual biopsy, as well as liquid biopsy tests from competitors that measure donor-derived cell-free DNA, including CareDx, Inc., Natera, Inc., Transplant Genomics, Omixon Inc. and Devyser. Three of our competitors (CareDx, Inc., Natera, Inc. and Transplant Genomics) have an established customer base. We aim to compete by enabling labs to run patient samples locally. We believe that through the use of digital PCR, our tests have attractive sample economics even at low volumes, offer fast turnaround times and offer native absolute quantification, which are expected to be differentiators in the marketplace. Based on our research of customer needs, we believe that turnaround time matters to practitioners while sample economics are important to local labs.

The DetermaIO test competes with multiple biomarkers already in clinical use or in development for predicting response to immunotherapy. The most commonly used clinical tests employed in the immunotherapy response market are Programmed Death-Ligand 1 (“PD-L1”) expression testing and Tumor Mutational Burden (“TMB”). We believe, however, the current standard of care for PD-L1 testing has important limitations. According to published literature, more than half of PD-L1 positive patients do not respond to immune-checkpoint inhibitors, and 1 in 6 patients who will respond are missed (referred to as a “false negative”). Furthermore, data presented at recent oncology medical conferences suggests that TMB is not a reliable predictor of immunotherapy response. Further, data presented at the Society for Immunotherapy of Cancer, suggested that DetermaIO outperformed both PD-L1 and TMB in predicting response to checkpoint inhibitors in patients with non-small lung cancer. In 2021, we presented data at four major scientific conferences supporting the association of DetermaIO and response to checkpoint inhibitor therapy and comparing to PD-L1 and TMB. Notably, data presented at both the European Society for Medical Oncology and the San Antonio Breast Cancer Symposium demonstrated the predictive value of the test. In October 2024, we announced the results of a Phase II clinical trial that demonstrated that DetermaIO was predictive of response to atezolizumab in triple negative breast cancer patients. These results were published in the peer-reviewed journal, Clinical Cancer Research, and validated DetermaIO’s utility in potentially identifying breast cancer patients most likely to benefit from atezolizumab.

Facilities

We lease a building located at 15 Cushing in Irvine, California that serves as our principal executive and administrative offices. We also operate a CLIA certified laboratory in Nashville, Tennessee, and through the 2021 acquisition of Chronix Biomedical, Inc. (“Chronix”), we also have a research and development facility in Göttingen, Germany, which serves as the center of excellence for our blood-based monitoring program.

Materials

There is a limited number of manufacturers of molecular testing equipment and related chemical reagents necessary for the provision of our tests. Additionally, the chemical reagents used with the testing equipment we choose are available only from the equipment manufacturer. This situation poses a risk to us. If we were to encounter inconsistent results using testing equipment and reagents from one manufacturer, we would need to switch to testing equipment from a different manufacturer. If issues were to arise with the testing equipment or with the reagents we are using, causing us to acquire different testing equipment again, we would need to conduct additional laboratory studies to determine whether our previous test results can be reproduced using the new equipment. If similar issues were to arise after commercialization of a test, we could experience a disruption in providing the tests to patients and we would lose revenue and potentially market share as a result. See “Part I, Item 1A. Risk Factors – Risks Related to Our Business Operations – There is a limited number of manufacturers of molecular diagnostic testing equipment and related chemical reagents necessary for the provision of our diagnostic tests.”

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

Through our acquisition of Insight Genetics, Inc. (“Insight”) in January 2020 and Chronix in April 2021, we obtained exclusive rights to additional intellectual property, including trade secrets, registered trademarks, domain names, copyrights, issued and reissued patents and pending applications, and software material, and have, since our acquisition of Insight, filed our own patents to protect DetermaIO.

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
•
Changes in government regulations or patent laws; and
•
We may not be successful in developing additional proprietary technologies that are patentable.

In addition, others may independently develop similar or alternative technologies, duplicate any of our technologies and, if patents are licensed or issued to us, design around the patented technologies licensed to or developed by us. Moreover, we could incur substantial costs in litigation if we have to defend ourselves in patent lawsuits brought by third parties or if we initiate such lawsuits. For additional information regarding the risks related to obtaining and enforcing patent protection, see “Part I, Item 1A. Risk Factors – Risks Related to Intellectual Property.”

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

Government Regulation

CLIA—Clinical Laboratory Improvement Amendments of 1988 and State Regulation

We expect that GraftAssureCore, GraftAssureIQ, GraftAssureDx, DetermaIO and DetermaCNI will continue to be regulated under the CLIA as LDTs. In 1988, Congress enacted CLIA, which established quality standards for all laboratories that provide testing services to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test is performed.

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

FDA Regulation of Diagnostic Tests

We currently believe we have designed, developed, and are validating our tests as LDTs. Historically, the FDA had exercised enforcement restraint with respect to most LDTs and had not required laboratories that offer LDTs to comply with FDA requirements for medical devices, such as registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls.

However, in May 2024, the FDA finalized a rule, ending its enforcement discretion policy for LDTs. The new rule amends the definition of “in vitro diagnostic products” in FDA regulations to state that IVDs are devices under the FD&C Act “including when the manufacturer of these products is a laboratory.” The FDA determined that the general enforcement discretion approach should be phased out in a manner that accounts for the level of public health concern and the importance of avoiding undue disruption to the testing market, including undue disruption to the provision of care. Therefore, the FDA’s final rule gradually phases out enforcement discretion over a period of four years. The FDA anticipates that this phaseout policy should ultimately enable IVDs offered as LDTs that are supported by sound science to remain on the market. The FDA also recognizes that some IVDs may need to come off the market, because, for example, the IVD cannot meet applicable requirements under the FD&C Act and its implementing regulations, or the laboratory chooses not to invest resources to meet those requirements. Notably, the phaseout policy does not change the FDA’s longstanding expectation that IVDs designed, manufactured, or used outside of a single CLIA-certified laboratory are medical devices and, thus, subject to medical device regulations.

The FDA has structured the phaseout policy to contain five key stages:

•
Stage 1: End the general enforcement discretion approach with respect to MDR requirements and correction and removal reporting requirements. Compliance is required by May 6, 2025.
•
Stage 2: End the general enforcement discretion approach with respect to requirements other than MDR, correction and removal reporting, quality system (“QS”), and premarket review requirements. Compliance is required by May 6, 2026.
•
Stage 3: End the general enforcement discretion approach with respect to QS requirements three years after FDA publishes a final phaseout policy. Compliance is required by May 6, 2027.
•
Stage 4: End the general enforcement discretion approach with respect to premarket review requirements for high-risk IVDs. Compliance is required by November 6, 2027.
•
Stage 5: End the general enforcement discretion approach with respect to premarket review requirements for moderate risk and low risk IVDs (that require premarket submissions). Compliance is required by May 6, 2028.

As a result of this rule, our tests are currently subject to additional regulatory requirements under the final rule. Complying with the FDA’s requirements can be expensive, time-consuming, and subject us to significant or unanticipated delays. Failure to comply with applicable FDA regulatory requirements may trigger a range of enforcement actions by the FDA including warning letters, civil monetary penalties, injunctions, criminal prosecution, recall or seizure, operating restrictions, partial suspension or total shutdown of operations, and denial of or challenges to applications for clearance or approval, as well as significant adverse publicity.

Further, if any of our current or future LDTs are required to obtain premarket clearance or approval to perform or continue performing an LDT, we cannot assure that we will be able to obtain such authorization. Even if we obtain regulatory clearance or approval where required, such authorization may not be for the intended uses that we believe are commercially attractive or are critical to the commercial success of our tests. As a result, the application of the FDA’s requirements to our tests could materially and adversely affect our business, financial condition, and results of operations.

While the final rule is currently in effect, the American Clinical Laboratory Association and the Association for Molecular Pathology filed suit against HHS and the FDA seeking to strike down the FDA’s new rule regulating LDTs. The case is currently pending before the Eastern District of Texas.

In addition, Congress has previously considered, and may consider in the future, legislative proposals that would amend the regulatory framework for LDTs, including, among other requirements, FDA premarket review of certain LDTs. We cannot predict the outcome of the lawsuit or any future legislation relating to the FDA’s regulation of LDTs, and we will comply with all regulatory requirements for our current and future LDTs, as long as the final rule remains effective.

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

If we elect to develop additional IVDs or LDTs, our future screenings diagnostics may require a 510(k) submission or a PMA application to the FDA. In a 510(k) submission, the device sponsor must demonstrate that the new device is “substantially equivalent” to a predicate device in terms of intended use, technological characteristics, and performance testing. A 510(k) requires demonstration of substantial equivalence to another device that is legally marketed in the United States. Substantial equivalence means that the new device is at least as safe and effective as the predicate. A device is substantially equivalent if, in comparison to a predicate it (a) has the same intended use as the predicate and has the same technological characteristics as the predicate; or (b) has the same intended use as the predicate, has different technological characteristics, and the information submitted to the FDA does not raise new questions of safety and effectiveness, and is demonstrated to be at least as safe and effective as the legally marketed predicate device.

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

CMS and the Office of Civil Rights issued a final rule in February 2014 to amend both the HIPAA and CLIA regulations. The final rule amended the HIPAA privacy rule to remove the CLIA laboratory exceptions, and as a result, HIPAA-covered laboratories are now required to provide individuals, upon request, with access to their completed test reports. Under the 2014 rule, CLIA laboratories and CLIA-exempt laboratories may provide copies of a patient’s completed test reports that, using the laboratory’s authentication process, can be identified as belonging to that patient. These changes to the CLIA regulations and the HIPAA Privacy Rule were intended to provide individuals with a greater ability to access their health information. CLIA laboratories must create and maintain policies, procedures, and other documentation necessary to inform patients of the right to access laboratory test reports and how to exercise that right. In December 2020, aiming to remove regulations that impede communication and data exchange between providers and health plans and expand individuals’ rights to access their own digital health information, HHS proposed further changes to the HIPAA privacy rule. The public comment period for these most recently proposed updates to the HIPAA Privacy Rule closed on May 6, 2021, and the final, updated HIPAA Privacy Rule is expected to be published in the Federal Register at some point in 2025. Additionally, on April 22, 2024, HHS issued a final rulemaking containing modifications to the HIPAA Privacy Rule to address the use or disclosure of PHI in relation to the provision of reproductive health care to update the conditions under which PHI relating to reproductive healthcare can be used or disclosed. In January 2025, HHS proposed to modify the HIPAA Security Rule to address prescriptive requirements for administrative, physical, and technical safeguards in response to increased cybersecurity incidents in the health care industry. While a final rule has not yet been issued, if adopted, these proposed changes would potentially require significant operational adjustments and costs to comply.

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

State laws regarding the privacy and security of personal information are also evolving. For example, in November 2020, California passed the California Privacy Rights Act (“CPRA”) through a ballot initiative. The CPRA created a new California Privacy Protection Agency, an “independent watchdog” whose mission is both to “vigorously enforce” the CPRA and “ensure that businesses and consumers are well-informed about their rights and obligations.” Among other things, the CPRA created a new category of “sensitive personal information” and offers consumers the right to limit processing of such information, impose purpose limitation, data minimization, data retention, and security compliance obligations on regulated businesses, and add or modify the rights available to consumers, including by providing a right to correct the information a business holds about them. The CPRA’s amendments to the CCPA took effect on January 1, 2023, and generally apply to personal information collected by businesses on or after January 1, 2022. Similarly, Colorado, Connecticut, Utah and Virginia enacted comprehensive state privacy laws that took effect in 2023. Additional states - including Delaware, Indiana, Iowa, Montana, New Jersey, Oregon, Tennessee, and Texas – have enacted similar comprehensive state privacy laws that have either taken effect or will take effect at various points between 2025 and 2026. In addition, every U.S. state has a data breach notification law that requires entities to report certain security breaches to affected consumers and, in some instances, state regulators and consumer reporting agencies. Failure to comply with applicable state laws that impose privacy, security, or breach notification requirements could result in significant civil or criminal penalties, administrative actions, or private causes of action by individuals, and adversely affect our business, results of operations and reputation.

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

HIPAA also created federal crimes, including health care fraud and false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private third-party payers. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from federal health care programs, such as the Medicare and Medicaid programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from federal health care programs.

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

In May 2020, the Office of the National Coordinator for Health Information Technology promulgated final regulations under the authority of the 21st Century Cures Act that impose new conditions to obtain and maintain certification of certified health information technology and prohibit certain covered actors, including operators of laboratories which are considered “health care providers” under the final regulation, from engaging in activities that are likely to interfere with the access, exchange, or use of electronic health information (information blocking). The final regulations further defined exceptions for activities that are permissible, even though they may have the effect of interfering with the access, exchange, or use of electronic health information. The information blocking effective date is April 5, 2021. Under the 21st Century Cures Act, and the final rule issued by HHS on July 1, 2024, health care providers that violate the information blocking prohibition will be subject to appropriate disincentives effective July 31, 2024, while disincentives associated with the Medicare Shared Savings Program became effective January 1, 2025. Developers of certified information technology and health information networks and health information exchanges may be subject to civil monetary penalties of up to $1.0 million per violation. The HHS Office of Inspector General has the authority to impose such penalties and, in July 2023, published a final rule to codify its new authority in regulation, which became effective in August and September 2023.

Human Capital

As of December 31, 2024, we employed 49 persons, of which 46 were on a full-time basis and three were on a part-time basis.

Item 1A. Risk Factors.

Our business is subject to various risks, including those described below. You should consider the following risk factors, together with all of the other information included in this Report, which could materially adversely affect our proposed operations, our business prospects, our financial condition, and the value of an investment in our business. If any of the following risks, either alone or taken together, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

Risks Related to Our Capital Resources

We have incurred operating losses since inception, and we do not know if we will attain profitability.

Since our inception in September 2009, we have incurred operating losses and negative cash flows and we expect to continue to incur losses and negative cash flows in the future. Our net losses for the years ended December 31, 2024 and 2023 were $60.7 million and $27.8 million, respectively, and we had an accumulated deficit of $350.5 million as of December 31, 2024. We finance our operations primarily through sales of our common stock. There is no assurance that we will be able to obtain any additional financing that we may need, or that any such financing that may become available will be on terms that are favorable to us and our shareholders. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our success in developing and marketing or licensing our diagnostic tests and technology.

We have historically been dependent upon outside financing capital to fund our operations and until such time as our revenues are sufficient to finance our operating expenses, we may need to issue additional equity or debt securities to raise the capital needed to pay our operating expenses.

•
We plan to continue to incur substantial research and development expenses and we anticipate that we will be incurring significant sales and marketing costs as we develop and commercialize our diagnostic tests. Our research and development expenses may also increase if we work to develop tests for additional types of cancer or for other cancer-related diagnostic purposes. The period of time for which our current cash and marketable securities will be sufficient to finance our operations will depend on the extent to which we expend funds on commercializing our tests and conducting new research and development programs. We will need to raise additional capital to pay operating expenses unless we are able to generate sufficient revenues from diagnostic test sales, royalties, and license fees to meet our operating expenses.

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
•
Sales or other issuances of additional equity securities by us could result in the dilution of the interests of our stockholders.

We may incur significant cash payment and common stock issuance obligations under our agreements arising from our investments in Insight and Chronix.

Under the merger agreement pursuant to which we acquired Insight, as described in Note 3 to the consolidated financial statements included elsewhere in this Report, based on current estimates, we have agreed to pay contingent consideration of up to $4.5 million in any combination of cash or shares of our common stock if certain milestones related to DetermaIO are achieved, which consist of (i) $3.0 million for an affirmative final LCD from CMS for a specified lung cancer test, and (ii) up to $1.5 million for achieving certain CMS reimbursement milestones.

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

Our near-term commercial efforts will focus on maximizing the opportunities for GraftAssureCore, GraftAssureIQ, GraftAssureDx, DetermaIO and DetermaCNI. Our reliance on a small group of diagnostic tests as sources of revenue could limit our future revenue, make it more difficult for us to finance our operations, and impair our prospects for profitability and growth. DetermaIO and GraftAssureCore are currently available only in early access for non-clinical use. We plan to continue development of all five of such products for clinical and research use. However, there is no assurance that our development plans for GraftAssureCore, GraftAssureIQ, GraftAssureDx, DetermaIO or DetermaCNI will be successful or that we will generate sufficient revenues from commercialization of our diagnostic tests to finance our operations and earn a profit.

The research and development work we are doing is costly, time consuming, and uncertain as to its results.

We incurred research and development expenses amounting to approximately $9.8 million and $9.3 million during the years ended December 31, 2024 and 2023, respectively. The current focus of our research and development efforts is the development of GraftAssureCore, GraftAssureIQ, GraftAssureDx, DetermaIO and DetermaCNI. If we are successful in developing a new technology or diagnostic tests for additional types of cancer, refinement of the new technology or diagnostic tests and definition of the practical applications and limitations of the technology or diagnostic tests may take years and require the expenditure of large sums of money. There is no assurance that we will be successful in completing the development of our current diagnostic tests or in developing additional diagnostic tests regardless of the amount of our expenditures.

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

There is a risk of product liability claims in our business. If we are unable to obtain or maintain sufficient insurance, a product liability claim against us could adversely affect our business.

Our business exposes us to potential product liability risks that are inherent in the development, testing, manufacturing and marketing of diagnostic test kits and assays. Product liability claims could delay or prevent completion of our clinical development programs. In addition, if any of our collaboration partners face product liability claims, our programs could also be affected and our business could be harmed. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs, and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used, or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our share price. Any insurance we obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain or maintain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could adversely affect our business.

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

We currently have a clinical laboratory facility in Nashville, Tennessee. We also acquired a laboratory in Germany through our merger with Chronix. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, wildfires, flooding, hurricanes, droughts and other extreme weather events and changing weather patterns, which are increasing in frequency due to the impacts of climate change, and may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog of tests that could develop if any of our facilities is inoperable for even a short period of time may result in the loss of customers or harm to our reputation or relationships with key researchers, collaborators, and customers, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our facilities and the equipment we use to perform our research and development work could be costly and time-consuming to repair or replace.

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

There is a limited number of manufacturers of molecular testing equipment and related chemical reagents necessary for the provision of our tests. If issues were to arise with our equipment or if reagents we are using cause us to acquire different diagnostic testing equipment, we would need to conduct validation and analytic studies to determine whether our previous test results can be reproduced using the new equipment. As a result, we could experience delays again in developing our diagnostic tests. If similar issues were to arise after commercialization of a diagnostic test, we could experience a disruption in providing the diagnostic tests to patients and we would lose revenues and potentially market share as a result.

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

If we are able to enter into development and marketing arrangements with diagnostic, pharmaceutical or medical device companies for our diagnostic tests, we may license product development, manufacturing, and marketing rights to the diagnostic, pharmaceutical or medical device company or to a joint venture company formed with the diagnostic, pharmaceutical or medical device company. Under such arrangements we might receive only a royalty on sales of the diagnostic tests developed or an equity interest in a joint venture company that develops the diagnostic test. As a result, our revenues from the sale of those diagnostic tests may be substantially less than the amount of revenues and gross profits that we might receive if we were to develop, manufacture, and market the diagnostic tests ourselves.

We are, and in the future, may become, dependent on collaborations to develop and commercialize many of our diagnostic test candidates and to provide the manufacturing, regulatory compliance, sales, marketing and distribution capabilities required for the success of our business.

We have entered into and may in the future enter into various kinds of collaborative research and development, manufacturing, and diagnostic test marketing agreements to develop and commercialize our diagnostic tests. For example, in 2024, we entered into an agreement with Bio-Rad to collaborate in the development and the commercialization of RUO and IVD kitted transplant products using Bio-Rad’s ddPCR instruments and reagents, pursuant to which we are dependent on Bio-Rad with respect to many of our ongoing operations and future target performance.

Any future milestone payments and cost reimbursements from collaboration agreements could provide an important source of financing for our research and development programs, thereby facilitating the application of our technology to the development and commercialization of our diagnostic tests, but there are risks associated with entering into collaboration arrangements.

There is a risk that we could become dependent upon one or more collaborative arrangements, in addition to the Bio-Rad arrangement, for diagnostic test development or manufacturing or as a source of revenues from the sale of any diagnostic tests that may be developed by us alone or through one of the collaborative arrangements. A collaborative arrangement upon which we currently, or might in the future, depend might be terminated by our collaboration partner or they might determine not to actively pursue the development or commercialization of our diagnostic tests, or they may determine to stop supporting technologies, such as instruments or consumables, upon which our diagnostic tests are reliant. A collaboration partner also may not be precluded from independently pursuing competing diagnostic tests or technologies.

There is a risk that a collaboration partner, including Bio-Rad, might fail to perform its obligations under the collaborative arrangements or may be slow in performing its obligations. In addition, a collaboration partner may experience financial difficulties at any time that could prevent it from having available funds to contribute to the collaboration. If a collaboration partner fails to conduct its diagnostic test or instrument-related development, manufacturing, commercialization, regulatory compliance, sales and marketing or distribution activities successfully and in a timely manner, or if it terminates or materially modifies its agreements with us, the development and commercialization of one or more diagnostic test candidates could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue diagnostic test development, manufacturing, and commercialization on our own.

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

We depend on information technology and telecommunications systems, including a combination of on-site systems, managed data center systems, cloud-based systems, and the Internet, for significant elements of our operations, including processing, transmitting, and storing a wide variety of business-critical information. Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, ransomware, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruption of our operations, downtime of our information technology or telecommunications systems or those used by our third-party service providers, and could have an adverse effect on our business and results of operations. For example, the loss of data for our diagnostic test candidates could result in delays in our regulatory filings and development efforts and significantly increase our costs. To the extent that any disruption or security breach results in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability under federal or state laws, be subject to litigation, and the development of our diagnostic test candidates could be delayed.

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

Also, even if we do not incur an interruption of our operations, or fines, penalties, or financial liability to third parties from a security breach, we could suffer a loss of confidence in our services, which could adversely affect our business and competitive position. A security event could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our competitive position.

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

Anti-bribery laws prohibit us, our employees, and some of our agents or representatives from offering or providing any personal benefit to covered government officials to influence their performance of their duties or induce them to serve interests other than the missions of the public organizations in which they serve. Certain commercial bribery rules also prohibit offering or providing any personal benefit to employees and representatives of commercial companies to influence their performance of their duties or induce them to serve interests other than their employers. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the United States Department of Justice. The Securities and Exchange Commission (“SEC”) is involved with enforcement of the books and records provisions of the FCPA.

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

We may be subject to litigation in the future. In the past, following periods of volatility in the market price of their stock, many companies, including us, have been the subjects of securities class action litigation. Any such litigation can result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, results of operations and financial condition. As a result of these factors, holders of our common stock might be unable to sell their shares at or above the price they paid for such shares.

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

Inflation rates, particularly in the United States, have increased recently to levels not seen in years. We may experience inflationary pressures, primarily in personnel costs, with certain laboratory supplies and from inventory costs related to certain raw materials. We anticipate inflationary impacts on other cost areas in the future. The extent of any future impacts from inflation on our business and our results of operations will be dependent upon how long the elevated inflation levels persist and the extent to which the rate of inflation were to further increase, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, the purchasing power of our cash and cash equivalents may be further diminished, our expenses could increase faster than anticipated and we may utilize our capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which we operate, our payers may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts. As such, the effects of inflation may adversely impact our results of operations, financial condition and cash flows.

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

The law also requires us to maintain a state laboratory license to conduct testing in the states in which our laboratories are located. State laws establish standards for day-to-day operation of a clinical laboratory, including the training and skills required of personnel and quality control. In addition, several states require that we hold licenses to test specimens from patients in those states. We do not have immediate plans to market our tests for commercial use in the EU and as a result, at this time we do not believe we are subject to EU or EU member state post-market regulations related to our tests.

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

Our products are subject to the FDA’s final rule ending enforcement discretion for LDTs and regulating such tests as medical devices. Implementing the requirements under the final rule could lead to delays in commercialization, or (if encountered after commercialization) requirements to halt the commercial provision of our tests until FDA marketing authorization is obtained.

In May 2024, the FDA published a final rule that phases out its enforcement discretion for LDTs, unless exempt, and amends the FDA’s regulations to make explicit that IVDs are medical devices under the Federal Food, Drug, and Cosmetic Act ("FDCA"), including when the manufacturer of the diagnostic product is a laboratory. The American Clinical Laboratory Association and the Association of Molecular Pathology have filed lawsuits against the FDA to challenge its authority to regulate LDTs under this final rule. The full impact of this final rule and the existing (and any future) challenges against currently remains to be seen.

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

In addition, the final rule does not change the FDA’s policy of regulating IVDs as medical devices. As a result, most IVDs are currently subject to FDA requirements, including pre-market authorization. While we currently believe our products qualify as LDTs, the FDA may disagree. If the FDA determines that our products do not qualify as LDTs, we may be subject to FDA enforcement action, such as warning letters, seizure, injunction, criminal prosecution, monetary penalties, and others. In addition, if our products are classified as IVDs instead of LDTs, we may be required to obtain 510(k) clearance or a PMA before re-marketing the products, which would result in a significant increase in costs, as well as a potential loss in revenue.

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

We will also need to obtain FDA and other regulatory approvals for any IVDs that we may develop, or for any currently marketed products the FDA determines are IVDs instead of LDTs, in order to market those IVD tests.

If we decide to develop IVDs, we will need to obtain regulatory clearance or approval to market each IVD test. Additionally, while we believe our tests qualify as LDTs, if the FDA determines otherwise, our products will likely need to be withdrawn from the market until receiving pre-market authorization, such as 510(k) clearance or a PMA, before re-entering the market. This means that:

•
The IVDs cannot be sold until the CMS or the FDA, and corresponding foreign regulatory authorities approve or authorize the IVDs for medical use;
•
We will have to conduct expensive and time-consuming clinical trials of new diagnostic tests. The full cost of conducting and completing clinical trials necessary to obtain FDA clearance or approval of IVD tests or for gaining reimbursement from health insurance companies, health maintenance organizations, Medicare, and other third-party payers cannot be presently determined but could exceed our financial resources;
•
Data obtained from preclinical and clinical studies is susceptible to varying interpretations that could delay, limit or prevent regulatory agency clearances or approvals. Delays or denials of the regulatory clearances or approvals may be encountered as a result of changes in regulatory agency policy, regulations, or laws;
•
A diagnostic test that is cleared or approved for marketing may be subject to restrictions on use; and
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
•
Approval and introduction of new diagnostic tests or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;
•
Inability to monitor patients adequately during or after treatment or problems with investigator or patient compliance with the trial protocols;
•
Inability to replicate in large controlled studies safety and efficacy data obtained from a limited number of patients in uncontrolled trials; and
•
Inability or unwillingness of medical investigators to follow our clinical protocols.

Any of the foregoing factors as well as other unforeseen events could delay or prevent commercialization of our current or future diagnostic tests and adversely affect our business, financial condition and results of operations.

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

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level, or how any future legislation or regulation may affect us. For instance, the payment reductions imposed by healthcare reform legislation known as the “Patient Protection and Affordable Care Act,” also known as the ACA, the expansion of the federal and state governments’ role in the U.S. healthcare industry, and the changes to the reimbursement amounts paid by payers for our tests and future tests and products may reduce our profits and have a material adverse effect on our business, financial condition, results of operations and cash flows. Notably, Congress enacted legislation in 2017 that eliminated the ACA’s “individual mandate,” a provision that required individuals to buy health insurance or pay a fine, which has impacted the number of covered lives participating in exchange plans. In June 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. We cannot be certain that there will not be further legislative efforts or judicial challenges in the future.

The new presidential administration may also significantly alter the current regulatory framework and the healthcare industry, including any further challenges of certain ACA provisions. These changes could have an adverse and material impact on our operations. For example, the staff of the Department of Government Efficiency (the “DOGE”), an executive administrative agency created by the second Trump Administration, have been provided access to key payment and contracting systems at CMS to look for opportunities for improving efficiency and to identify fraud and ineffective use of resources. While we cannot predict other actions of the DOGE, there is a possibility that additional changes will be made to CMS spending, which could ultimately affect our financial condition and results of operations.

In addition, the new administration recently issued a memorandum instructing U.S. executive agencies to prepare for reductions in workforce at governmental agencies, which likely includes the FDA. If the new administration takes action that substantially reduces FDA’s workforce, in particular, at the Center for Devices and Radiological Health, we may face significant delay in obtaining approval, if required, and subsequently marketing future product candidates.

Additionally, the Protecting Access to Medicare Act (“PAMA”) significantly altered the payment methodology under the Clinical Laboratory Fee Schedule that determines Medicare coverage for laboratory tests. Under PAMA (as amended by the Further Consolidated Appropriations Act, 2020 and the Coronavirus Aid, Relief, and Economic Security Act, respectively) and its implementing regulations, clinical laboratories must report to the CMS, the administrator of CLIA, private payer rates for clinical diagnostic laboratory tests. Laboratories that fail to timely report the required payment information may be subject to substantial civil money penalties. Medicare payments for clinical diagnostic laboratory tests are paid based upon these reported private payer rates. For certain clinical diagnostic laboratory tests that are not designated as advanced diagnostic laboratory tests, initial payment rates will be assigned by the cross-walk or gap-fill methodology. For laboratory tests that are designated as new advanced diagnostic laboratory tests, initial payment rates will be based on the actual list charge for the laboratory test.

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

Medicare has coverage policies that can be national or regional in scope. Coverage means that the test or assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a diagnostic laboratory, may receive reimbursement from Medicare for the service. Regional policies are directed by Medicare’s regional MACs. Reimbursement for our diagnostic testing may be negatively impacted by California MAC policies and we may not receive complete reimbursement for tests provided to Medicare patients due to such policies.

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

Patients who are not covered by Medicare will generally rely on health insurance provided by private health insurance companies. However, private third-party payers often follow Medicare coverage policy and payment limitations in setting their own coverage and payment rates. If we are considered a “non-contracted provider” by a third-party payer, that payer may not reimburse patients for diagnostic tests performed by us, or doctors within the payer’s network of covered physicians may not use our services to perform diagnostic tests for their patients. As a result, we may need to enter into contracts with health insurance companies or other private payers to provide diagnostic tests to their insured patients at specified rates of reimbursement which may be lower than the rates we might otherwise collect.

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

If we are successful in commercializing any of our diagnostic tests, and particularly if payment becomes available from government or commercial payers for a test, we will be subject to extensive and frequently changing federal and state laws governing various aspects of our business. We will be subject to ongoing compliance with laws addressing our laboratory licensure and certification at the federal and state level; advertising and promotion (including laws enforced by the Federal Trade Commission); and laws intended to prevent fraud, waste, and abuse in healthcare programs (including, among others, the Anti-Kickback Statute, False Claims Act, EKRA, the Stark Law, and applicable state law equivalents).

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

Tariff policies and potential countermeasures could increase our costs and disrupt our global supply chain, which could negatively impact the results of our operations.

President Trump has increased, and has indicated his willingness to continue to increase, the use of tariffs by the U.S. to accomplish certain U.S. policy goals. Such tariffs and any countermeasures could increase the cost of raw materials and components necessary for our operations, disrupt our global supply chain and create additional operational challenges. Further, it is possible that government policy changes and related uncertainty about policy changes could increase market volatility. Because of these dynamics, we cannot predict the impact of any future changes to the U.S.’s or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries on our business. Such changes in tariffs and trade regulations could have a material adverse effect on our financial condition, results of operations and cash flows.

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

The patent positions of biotechnology companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented. A third-party may submit prior art, or we may become involved in opposition, derivation, reexamination, inter partes review, post-grant review, supplemental examination, or interference proceedings challenging our patent rights or the patent rights of our licensors or development partners. The costs of defending or enforcing our proprietary rights in these proceedings can be substantial, and the outcome can be uncertain. An adverse determination in any such submission or proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, or reduce our ability to manufacture or commercialize products. Furthermore, if the scope or strength of protection provided by our patents and patent applications is threatened, it could discourage companies from collaborating with us to license, develop or commercialize current or future products. The ownership of our proprietary rights could also be challenged.

Moreover, the issuance of a patent, while presumed valid and enforceable, is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Competitors may also be able to design around our patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees and current employees.

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

We may not have identified all patents, published applications or published literature that affect our business either by blocking our ability to commercialize our products or potential products, by preventing the patentability of one or more aspects of our products or potential products to us or our licensors, or by covering the same or similar technologies that may affect our ability to market our products and potential products. For example, we (or the licensor of a product or potential product to it) may not have conducted a patent clearance search sufficient to identify potentially obstructing third party patent rights. Moreover, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, or the USPTO, for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside of the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. We cannot be certain that we or our licensors were the first to invent, or the first to file, patent applications covering our products. We also may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents.

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

Failure to adequately protect, or disputes relating to, trademarks or patents, could harm our business.

We cannot be certain that the legal steps we are taking are sufficient to protect our trademark and patent rights or that, notwithstanding legal protection, others will not infringe or misappropriate our intellectual property rights. In addition, we could come into conflict with third parties over trademark or patent rights, which could result in disruptive and expensive litigation. Challenges to our trademarks or patents could result in significant costs related to the prosecution or defense of the registrations of our trademarks or patents or rebranding if we need to abandon or modify a trademark or patent.

Even if we have or obtain trademarks and patents covering our products, we may still be prevented from making, using, selling, offering for sale, or importing our products or technologies because of the trademark and patent rights of others. Others may have filed, and in the future may file, trademark or patent applications covering technologies or products that are similar or identical to ours. These filings could materially affect our ability to develop or sell our products. Because trademark and patent applications can take many years to issue and are not published for a period of time after filing, there may be currently pending applications unknown to us that may later result in issued trademarks or patents that our products or technologies may infringe. These trademark and patent applications may have priority over trademark and patent applications filed by us.

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

Obtaining and maintaining patent protection depends on compliance with various procedures and other requirements, and our patent protection could be reduced or eliminated in case of non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the relevant patent agencies in several stages over the lifetime of the patents and/or applications. The relevant patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which the failure to comply with the relevant requirements can result in the abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to use our technologies and know-how which could have a material adverse effect on our business, prospects, financial condition and results of operation.

Risks Related to Our Common Stock

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

We do not pay cash dividends on our common stock. For the foreseeable future we anticipate that any earnings generated in our business will be used to finance the growth of our business and will not be paid out as dividends to our shareholders. Consequently, shareholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 235,000,000 shares of capital stock consisting of 230,000,000 shares of common stock and 5,000,000 “blank check” shares of preferred stock. As of December 31, 2024, there were 17,452,824 shares of common stock outstanding, 760,866 shares of common stock reserved for issuance upon the exercise of warrants, 342,888 shares of common stock reserved for issuance upon the exercise of pre-funded warrants, 1,091,000 shares of common stock reserved for issuance upon the exercise of options under our equity incentive plan, and 100,000 shares of common stock reserved for issuance upon the vesting of restricted stock units under our equity incentive plan. No shares of preferred stock are presently outstanding.

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

Prior to February 17, 2017, we were a consolidated subsidiary of our former parent company Lineage Cell Therapeutics, Inc., formerly known as BioTime, Inc. (“Lineage”). Based on its most recent report of beneficial ownership on Schedule 13D, as of January 8, 2021, Lineage held 3,297,401 shares of our common stock. Lineage has been periodically selling shares of our common stock from its holdings and has announced its intention to continue to sell our shares. The sale of such shares could have a depressing effect on the market value of our common stock and the prices at which we can sell our own shares of common stock to raise capital to support our operations.

We are a “smaller reporting company” under the SEC’s disclosure rules and have elected to comply with the reduced disclosure requirements applicable to smaller reporting companies.

As a smaller reporting company, we have elected to adopt the accommodations for scaled-back disclosure in our SEC filings, resulting in less information about our Company being available compared to other public companies. We are also a non-accelerated filer and are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to these requirements.

We cannot predict if investors will find our common stock less attractive because we are not required to comply with more robust disclosure or the auditor attestation requirements. If investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and trading prices may be negatively affected.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

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

In addition, we maintain processes to assess and manage risks relating to third-party service providers, including based on the nature of the engagement with the third party and based on the information and information systems to which the third party will have access. We conduct due diligence before onboarding new service providers and maintain ongoing evaluations to ensure compliance with our security standards.

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

Item 2. Properties.

Our principal executive and administrative offices are located in Irvine, California, under a lease arrangement. The Irvine lease includes approximately 26,800 square feet of rentable space and expires on October 31, 2027. Effective in September 2023, we entered into a sublease agreement with a subtenant to initially sublet approximately 13,400 square feet of rentable space. In June 2025, the portion of the Irvine lease that is subleased will automatically increase to include the remaining portion of the premises, which consists of approximately 13,400 square feet of additional rentable space for a term that will continue to the expiration of the Irvine lease on October 31, 2027. The sublease agreement is subject and subordinate to the Irvine lease.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Holders

As of March 17, 2025, we had approximately 182 holders of record of our common stock. This number does not include shareholders whose shares of our common stock are held in “street name” in accounts with securities broker-dealers or other financial institutions or fiduciaries.

Recent Sales of Unregistered Securities

None.

Repurchases

None.

Item 6. [RESERVED]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our consolidated financial statements for the years ended December 31, 2024 and 2023 included elsewhere in this Report, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. These historical consolidated financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly under Risk Factors in Part I, Item 1A of this Report. For additional information, refer to the section above entitled “Cautionary Note Regarding Forward-Looking Statements.” The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto provided under Part IV, Item 15(a)(1) of this Report.

Overview

We are a pioneering diagnostics technology company. Our mission is to democratize access to novel molecular diagnostic testing to improve patient outcomes.

We do this primarily by developing molecular diagnostic test kits that empower our customers to run their own tests to participate in the patient-care value chain, which is counter-positioned with the central laboratory model. Our decentralized approach also puts testing in the hands of researchers to enable more studies, which inspires innovation, which we believe, can improve standards of care while also creating demand for more testing. We develop tests that measure both established biomarkers as well as pioneer the adoption of new and more effective biomarkers.

We believe that combining innovative science with a simple, but disruptive, business model can create enormous value. This model is designed to empower doctors to reduce uncertainty to make better decisions to save lives as well as enable researchers to measure biomarkers to inspire innovation.

Our customer institutions are hospitals, transplant centers, and labs. The decision to deploy our tests on behalf of patients or research studies supports front line doctors, including surgeons, nephrologists and oncologists, as well as researchers, pathologists, lab directors, medical directors, department heads, lab managers, and chief medical officers.

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

Our current intellectual property comprises three general areas: 1) organ transplant, 2) oncology therapy selection and 3) oncology therapy monitoring. Within these categories, we have developed or are in the process of developing LDTs that can be run at our Nashville, Tennessee lab, kitted RUO tests, and kitted clinical tests that can be run by local labs.

Our primary near-term strategic market is organ transplant. Oncocyte’s molecular diagnostic tests are designed to help the industry to better address one of the leading challenges in the transplantation market – which is the body’s potential to reject the donor organ. We do this by detecting early evidence of graft organ damage in the blood through assessing a known biomarker known as donor-derived cell-free DNA. GraftAssureCore (Kidney), for example, can find donor kidney damage up to 11 months sooner than other protocols. GraftAssureCore is analytically and clinically validated in three major solid organ transplant types (kidney, liver and heart) by peer reviewed international publications. We received a positive coverage decision from MolDx for GraftAssureCore (Kidney) in August of 2023, and it became commercially available for ordering in January 2024 through our CLIA laboratory in Nashville, Tennessee. GraftAssureCore (Kidney) is now broadly available to transplant professionals upon request. In December 2024, we confirmed Medicare reimbursement for also monitoring certain high-risk patients, that is, those with newly developed donor-specific antibodies.

In July 2024, we began to commercialize the technology underlying GraftAssureCore (Kidney) by distributing its sister product, GraftAssureIQ, which is intended to be sold and used for research purposes and is labeled as RUO. We expect to distribute our RUO production through a mix of direct sales, partnering and distribution agreements, and licensing. We have entered into a global strategic partnership agreement with Bio-Rad to collaborate in the development and the commercialization of RUO and IVD kitted transplant products for clinical use (see Note 10, “Collaborative Arrangements,” to our consolidated financial statements included elsewhere in this Report for additional information).

Under strict regulatory rules, our kitted tests may not be used in a clinical treatment setting until they have attained IVD clearance from the FDA in the U.S. and In Vitro Diagnostic Medical Devices Regulation approval in the European Union. As such, we are working with these regulatory bodies to attain such clearance and approval, as applicable, supporting future distribution and higher sales of our products for clinical use.

We also have a laboratory and pharma services lab, certified under the CLIA and accredited by the CAP, in Nashville, Tennessee, and a research and development lab in Göttingen, Germany. Our innovation centers in Nashville and Germany employ world-renowned research scientists who, we believe, are leaders in their fields.

Our secondary strategic market is in the field of oncology – namely through diagnostic tests that can measure and predict which patients will best respond to certain types of therapies, as well as provide efficacy monitoring for therapies. For example, we are continuing to develop DetermaIO, a test with promising data supporting its potential to help identify patients likely to respond to checkpoint inhibitor drugs. This new class of drugs modulate the immune response and show activity in multiple solid tumor types including non-small cell lung cancer, and triple negative breast cancer. A kitted research product format of the underlying technology began proof-of-concept development in 2023. The application of immunotherapy is a global problem, so we expect partnering opportunities for each of our products as they reach clinical maturity. We also expect to begin commercializing our oncology product line, which includes DetermaIO, over the next 15 months.

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

We believe that the experience of our team with diverse technologies through our Pharma Services activities, strong scientific integrity regarding evidence generation and innovation mentality, alongside our flexibility in operations and regulatory strategy, will drive our success, differentiate us from our competition, and are foundational to our future. We are focusing on executing the technology priorities discussed herein, which have evolved to reflect our operations and strategic vision.

Recent Developments

At-The-Market Facility

On August 9, 2024, we entered into a sales agreement with a sales agent, pursuant to which the Company may offer and sell from time to time up to an aggregate of $7.5 million of shares of our common stock, through the sales agent through an at-the-market facility (the “August 2024 Offering”). As of December 31, 2024, we received net proceeds from the sale of such shares of approximately $1.7 million. See Note 7, “Common Stock – August 2024 Offering,” to our consolidated financial statements included elsewhere in this Report for additional information. On February 8, 2025, the Company terminated this sales agreement. As a result, the Company may not make any further sales pursuant to such at-the-market facility. See Note 14, “Subsequent Events,” to our consolidated financial statements included elsewhere in this Report for additional information.

February 2025 Offering

On February 10, 2025, we consummated a registered direct offering and concurrent private placement of our securities to certain accredited investors (the “February 2025 Offering”). The aggregate gross proceeds from the February 2025 Offering were approximately $29.1 million. See Note 14, “Subsequent Events – Private Placement Transaction” and “Subsequent Events – Registered Direct Offering,” to our consolidated financial statements included elsewhere in this Report for additional information.

Results of Operations

Summary Results of Operations

	Years Ended December 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Net revenue	$1,881	$1,503	$378	25%
Cost of revenues	1,053	1,002	51	5%
Cost of revenues – amortization of acquired intangibles	88	88	—	—
Research and development	9,839	9,294	545	6%
Sales and marketing	3,944	2,795	1,149	41%
General and administrative	10,204	11,182	(978)	(9)%
Change in fair value of contingent consideration	(4,275)	(5,762)	1,487	(26)%
Impairment losses	41,900	6,757	35,143	520%
Impairment loss on held for sale assets	169	1,283	(1,114)	(87)%
Loss from operations	(61,041)	(25,136)	(35,905)	143%
Total other income, net	378	281	97	35%
Loss from continuing operations	(60,663)	(24,855)	(35,808)	144%
Loss from discontinued operations (Note 13)	—	(2,926)	2,926	(100)%
Net loss	$(60,663)	$(27,781)	$(32,882)	118%

Results of Operations – Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023

Total net revenue increased to $1.9 million for the year ended December 31, 2024, as compared to $1.5 million in the comparable prior period from Pharma Services as further discussed below. Future Pharma Services revenue is expected to be impacted as a result of our shift in strategic focus on commercializing our transplant kitted tests, and deploying our sales personnel toward signing new hospital research laboratory customers.

Loss from continuing operations was $60.7 million for the year ended December 31, 2024, compared to $24.9 million for the comparable prior period. The loss from continuing operations expanded by $35.8 million mainly due to impairment charges for certain in-process research and development (discussed below), the change in fair value of contingent consideration, and certain other changes in operating expenses from continuing operations as follows:

•
Pharma Services revenue increased by $392,000. Although we had a decrease in the number of contracts performed during the period, we earned revenue from one existing customer in the amount of approximately $1.5 million during the fourth quarter of 2024. See below for additional information.
•
Cost of revenues increased by $51,000, primarily related to labor and allocated overhead associated with performing our Pharma Services. See below for additional information.
•
Cost of revenues - amortization of acquired intangibles was unchanged, and relates to noncash amortization of acquired intangible assets such as our customer relationship intangible assets acquired as part of the Insight merger.
•
Research and development expenses increased by $545,000, as we continue development of GraftAssureCore, GraftAsssureIQ, GraftAssureDx, DetermaIO and DetermaCNI. The main drivers of the increase were personnel-related expenses and facilities costs, partially offset by depreciation and amortization, stock-based compensation and severance costs (see below for additional details).
•
Sales and marketing expenses increased by $1.1 million, primarily attributable to continued ramp up in sales, marketing and advertising activities related to the transplant business, as well as supporting the commercialization efforts within oncology. The main drivers of the increase were personnel-related expenses, depreciation and amortization, and other expenses, which are primarily comprised of travel and entertainment, partially offset by facilities costs and stock-based compensation (see below for additional details).
•
General and administrative expenses decreased by $978,000, primarily due to decreases in facilities costs, stock-based compensation and severance costs, partially offset by personnel-related expenses and professional fees. See below for additional details.

•
Change in fair value of contingent consideration was a gain of $4.3 million in 2024 compared to a gain of $5.8 million in 2023. This change was due to changes in the fair value model inputs and revised estimates on if and when future payouts will occur. See below for additional information.
•
The current year impairment losses relate to our in-process research and development intangible assets. During the fourth quarter of 2024, it was determined that our DetermaIO and DetermaCNI intangible assets were impaired by $41.9 million (see Note 5 to our consolidated financial statements included elsewhere in this Report for additional information). The prior year impairment losses related to two asset impairments, including in-process research and development intangible assets of $5.0 million (see Note 5 to our consolidated financial statements included elsewhere in this Report for additional information) and leasehold improvements of $1.8 million (see Note 4 to our consolidated financial statements included elsewhere in this Report for additional information).
•
Impairment loss on held for sale assets relates to various agreements to sell laboratory equipment and the subsequent fair value adjustments. See Note 2, “Assets Held for Sale and Discontinued Operations,” to our consolidated financial statements included elsewhere in this Report for additional information.
•
Total other income, net increased by $97,000, primarily due to additional interest income and miscellaneous income in 2024 compared to 2023. See below for additional information.

Revenues

The following table shows our service revenues:

	Years Ended December 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Pharma Services	$1,859	$1,467	$392	27%
Laboratory Developed Test Services	22	36	(14)	(39)%
Total	$1,881	$1,503	$378	25%

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

Research and Development Expenses

A summary of the main drivers of the change in research and development expenses is as follows:

	Years Ended December 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses	$4,352	$3,586	$766	21%
Depreciation and amortization	1,043	1,264	(221)	(17)%
Stock-based compensation	810	1,238	(428)	(35)%
Laboratory supplies and expenses	1,826	1,676	150	9%
Facilities and insurance	1,337	740	597	81%
Professional fees, legal, and outside services	510	515	(5)	(1)%
Severance	—	149	(149)	(100)%
Other	(41)	96	(137)	(143)%
Clinical trials	2	30	(28)	(93)%
Total	$9,839	$9,294	$545	6%
% of Net Revenue	523%	618%		(95)%

We expect to continue to incur a significant amount of research and development expenses for the foreseeable future. We will continue development of GraftAssureCore, GraftAssureIQ, GraftAssureDx, DetermaIO and DetermaCNI. Our future research and development efforts and expenses will also depend on the amount of capital that we are able to raise to finance those activities and whether we acquire rights to any new diagnostic tests. A portion of our costs for leasing and operating our CLIA laboratory in Tennessee, and in Germany with Chronix, will also be included in research and development expenses to the extent allocated to the development of our diagnostic tests.

We intend to pursue a clinical trial in conjunction with our IVD submission in 2025, supporting our transplant products. We also may commence clinical trials of DetermaIO if we develop that diagnostic test to the point where we determine that its use as a clinical diagnostic appears to be feasible.

Sales and Marketing Expenses

A summary of the main drivers of the change in sales and marketing expenses is as follows:

	Years Ended December 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses	$2,691	$1,880	$811	43%
Depreciation and amortization	121	2	119	5950%
Stock-based compensation	174	241	(67)	(28)%
Facilities and insurance	122	202	(80)	(40)%
Professional fees, legal, and outside services	195	163	32	20%
Marketing and advertising	257	187	70	37%
Other	384	120	264	220%
Total	$3,944	$2,795	$1,149	41%
% of Net Revenue	210%	186%		24%

We expect to continue to incur sales and marketing expenses during the foreseeable future as we complete product development and begin commercialization efforts for DetermaIO as a clinical test. Sales and marketing expenses will also increase if we successfully develop and begin commercializing GraftAssureCore, GraftAssureIQ, GraftAssureDx and DetermaCNI, or if we acquire and commercialize other diagnostic tests. Our commercialization efforts and expenses will also depend on the amount of capital that we are able to raise to finance commercialization of our tests. Our future expenditures on sales and marketing will also depend on the amount of revenue that those efforts are likely to generate. Because physicians are more likely to prescribe a test for their patients if the cost is covered by Medicare or health insurance, demand for our diagnostic and other tests and our expenditures on sales and marketing are likely to increase if our diagnostic or other tests qualify for reimbursement by Medicare or private health insurance companies.

General and Administrative Expenses

A summary of the main drivers of the change in general and administrative expenses is as follows:

	Years Ended December 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses and board fees	$3,957	$3,461	$496	14%
Depreciation and amortization	242	249	(7)	(3)%
Stock-based compensation	769	1,249	(480)	(38)%
Facilities and insurance	1,626	2,435	(809)	(33)%
Professional fees, legal, and outside services	3,289	3,117	172	6%
Severance	—	441	(441)	(100)%
Other	321	230	91	40%
Total	$10,204	$11,182	$(978)	(9)%
% of Net Revenue	542%	744%		(202)%

Change in Fair Value of Contingent Consideration

We will pay contingent consideration if various payment milestones are triggered under the merger agreements through which we acquired Insight and Chronix. See Note 3 to our consolidated financial statements included elsewhere in this Report. Changes in the fair value of the contingent consideration will be based on our reassessment of the key assumptions underlying the determination of this liability as changes in circumstances and conditions occur from the Insight and Chronix acquisition dates to the reporting periods being presented, with the subsequent changes in fair value recorded as part of our consolidated results from operations for such periods. See above Results of Operations explanation for additional information.

Other Income and Expenses

Other income and expenses are primarily comprised of interest income and expense, and gains/losses from marketable equity securities, which were sold in 2023 (see Note 2, “Marketable Equity Securities,” to our consolidated financial statements included elsewhere in this Report). Interest income is earned from money market funds we hold for capital preservation. Interest expense was incurred mainly from our financing lease obligations (see Note 6 to our consolidated financial statements included elsewhere in this Report) and insurance financing activity.

Income Taxes

We did not record any provision or benefit for income taxes for the years ended December 31, 2024 and 2023, as we had a full valuation allowance for the periods presented (see Note 12 to our consolidated financial statements included elsewhere in this Report).

A valuation allowance is provided when it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from our net operating loss carry-forwards and other deferred tax assets.

Inflation

Although historically not significant to our results of operations, financial condition and cash flows, we may experience inflationary pressures, primarily in personnel costs, with certain laboratory supplies and from inventory costs related to certain raw materials. The extent of any future impacts from inflation on our business and our results of operations will be dependent upon how long elevated inflation levels persist and the extent to which the rate of inflation were to increase, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, the purchasing power of our cash and cash equivalents may be diminished, our expenses could increase faster than anticipated and we may utilize our capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which we operate, our payers may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts. As such, the effects of inflation may adversely impact our results of operations, financial condition and cash flows.

Liquidity and Capital Resources

Our foreseeable material cash requirements as of December 31, 2024, are recognized as liabilities or generally are otherwise described in Note 6, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Report. Cash requirements are generally derived from our operating and investing activities including expenditures for working capital, human capital, equipment purchases, business development, investments in intellectual property, and business combinations. Our office lease obligations (net of sublease payments) and financing lease obligations, and contingent consideration obligations are further described in Note 6 and Note 3, respectively, to our consolidated financial statements included elsewhere in this Report. Historically, we have not entered into any off-balance sheet arrangements. As of December 31, 2024 and 2023, we had unrecognized tax benefits totaling $1.1 million and $2.3 million, respectively (see Note 12, “Income Taxes,” to our consolidated financial statements included elsewhere in this Report).

Since formation, we have financed our operations primarily through the sale of our common stock, preferred stock and warrants. We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $350.5 million as of December 31, 2024. At December 31, 2024, we had $8.6 million of cash and cash equivalents. On February 10, 2025, we raised substantial additional capital as discussed below. We expect to continue to incur operating losses and negative cash flows for the near future. Although it is difficult to predict our liquidity requirements, based on the going concern evaluation discussed in Note 1 to our consolidated financial statements included elsewhere in this Report, management believes that it will have sufficient cash to meet its projected operating requirements for at least the next twelve months following the issuance of these consolidated financial statements.

On April 3, 2023, we entered into an agreement with certain members of our Board of Directors, and several institutional and accredited investors, including Broadwood Partners, L.P., our largest shareholder, relating to their purchase of an aggregate of up to 2,278,121 shares of our common stock at an offering price of $7.08 per share to board members and $6.03 per share to the other investors participating in the offering (see Note 7 to our consolidated financial statements included elsewhere in this Report). The offering was intended to be priced at-the-market for purposes of complying with applicable Nasdaq Listing Rules. The aggregate gross proceeds from the offering were approximately $13.9 million before deducting offering expenses payable by us. We used approximately $1.1 million of the net proceeds to immediately redeem an aggregate of 1,064 shares of our Series A Redeemable Convertible Preferred Stock.

On April 15, 2024, we consummated a private placement of our securities to certain accredited investors (the “April 2024 Offering”). The resulting net proceeds were approximately $9.9 million, after deducting offering expenses of $538,000 and deducting $5.4 million for the redemption of all remaining shares of our Series A Redeemable Convertible Preferred Stock. These net proceeds are inclusive of an investment from Bio-Rad (see Note 9 to our consolidated financial statements included elsewhere in this Report), our global strategic partner. See Note 7, “Common Stock – April 2024 Offering,” to our consolidated financial statements included elsewhere in this Report for additional information.

On August 1, 2024, we filed a shelf registration statement on Form S-3, pursuant to which we registered for sale up to $100.0 million of any combination of our common stock, preferred stock, warrants and/or units from time to time and at prices and on terms that we may determine (the “Primary Shelf Registration Statement”). On August 9, 2024, we entered into a sales agreement with a sales agent, pursuant to which we may offer and sell from time to time up to an aggregate of $7.5 million of shares of our common stock, registered on the Primary Shelf Registration Statement, pursuant to the August 2024 Offering. As of December 31, 2024, we received net proceeds from the sale of such shares of approximately $1.7 million. See Note 7, “Common Stock – August 2024 Offering,” to our consolidated financial statements included elsewhere in this Report for additional information. On February 8, 2025, the Company terminated this sales agreement. As a result, the Company may not make any further sales pursuant to such sales agreement. See Note 14, “Subsequent Events,” to our consolidated financial statements included elsewhere in this Report for additional information.

On October 4, 2024, we consummated a private placement of our securities to certain accredited investors (the “October 2024 Offering”). The gross proceeds from the October 2024 Offering were approximately $10.2 million. After deducting placement agent fees and expenses and offering expenses payable by the Company of $836,000, the resulting net proceeds were approximately $9.4 million. See Note 7, “Common Stock – October 2024 Offering,” to our consolidated financial statements included elsewhere in this Report for additional information.

On February 10, 2025, we consummated the February 2025 Offering. The aggregate gross proceeds from the February 2025 Offering were approximately $29.1 million. After deducting offering expenses payable by the Company of $480,000, the resulting net proceeds were approximately $28.7 million. See Note 14, “Subsequent Events – Private Placement Transaction” and “Subsequent Events – Registered Direct Offering,” to our consolidated financial statements included elsewhere in this Report for additional information.

We expect that our general operating expenses will be commensurate with the market opportunity as we continue to manage our available cash. Although we intend to market our diagnostic tests in the United States through our own sales force, we are also beginning to make marketing arrangements with distributors in other countries. We may also explore a range of other commercialization options in order to enter overseas markets and to reduce our capital needs and expenditures, and the risks associated with the timelines and uncertainty for attaining the Medicare reimbursement approvals that will be essential for the successful commercialization of additional diagnostic tests. Those alternative arrangements could include marketing arrangements with other diagnostic companies through which we might receive a licensing fee and royalty on sales, or through which we might form a joint venture to market one or more tests and share in net revenues, in the United States or abroad.

On April 5, 2024, we entered into a global strategic partnership agreement with Bio-Rad to collaborate in the development and the commercialization of RUO and IVD kitted transplant products. On November 8, 2024, Oncocyte and Bio-Rad entered into a memorandum of understanding with respect to such agreement to establish additional activities to be performed by each party pursuant to such agreement. See Note 10, “Collaborative Arrangements,” to our consolidated financial statements included elsewhere in this Report for additional information.

In addition to sales and marketing expenses, we will incur expenses from leasing and improving our offices and laboratory facilities in Nashville, Tennessee. During the third quarter of 2023, we entered into a sublease arrangement for our main office in Irvine, California. In January 2024, we expanded our Nashville facility by adding one new office lease and renewing and extending our existing leases. During 2024, we added five financing leases for certain laboratory equipment to be used in our operations. See Note 6, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Report for additional leasing information.

We may need to meet significant cash payment or stock obligations to former Insight and Chronix shareholders in connection with our acquisition of those companies, as disclosed in Note 3 to the consolidated financial statements included elsewhere in this Report. To meet the future cash payment obligations, we may have to utilize cash on hand that would otherwise be available to us for other business and operational purposes, which could cause us to delay or reduce activities in the development and commercialization of our tests.

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

See Note 1 and Note 7 to our consolidated financial statements included elsewhere in this Report for additional information about our liquidity discussion and equity offerings, respectively.

Cash Used in Operations

During the year ended December 31, 2024, our total research and development expenses were $9.8 million, our sales and marketing expenses were $3.9 million, and our general and administrative expenses were $10.2 million. We also incurred $1.1 million in total cost of revenues, including $88,000 for amortization of intangible expenses. Consolidated net loss for the period was $60.7 million, and our consolidated net cash used in operating activities amounted to $20.7 million. Our cash used in operating activities during 2024 did not include the following noncash items: $1.6 million in depreciation and amortization expenses, $1.8 million in stock-based compensation, $160,000 in other equity compensation expenses, $4.3 million gain from change in fair value of contingent consideration, $41.9 million loss from intangible asset impairments, and $169,000 impairment loss on held for sale assets. Net changes in operating assets and liabilities for the period were $1.3 million as an additional use of cash.

During the year ended December 31, 2023, our total research and development expenses were $9.3 million, our sales and marketing expenses were $2.8 million, and our general and administrative expenses were $11.2 million. We also incurred $1.1 million in total cost of revenues, including $88,000 for amortization of intangible expenses. Consolidated net loss for the period was $27.8 million, of which $2.9 million was from discontinued operations, and our consolidated net cash used in operating activities amounted to $23.3 million. Our cash used in operating activities during 2023 did not include the following noncash items: $1.7 million in depreciation and amortization expenses, $2.8 million in stock-based compensation, $5.8 million gain from change in fair value of contingent consideration, $6.8 million loss from asset impairments, $1.5 million loss related to discontinued operations, $1.3 million loss on disposal and held for sale assets, $127,000 in other equity compensation expenses, and $61,000 in losses from marketable equity securities. Net changes in operating assets and liabilities were $4.0 million as an additional use of cash.

Cash Used in Investing Activities

During the year ended December 31, 2024, net cash used in investing activities was $512,000, primarily from cash paid for construction in progress and purchase of furniture and equipment.

During the year ended December 31, 2023, net cash used in investing activities was $932,000, primarily from cash sold in discontinued operations, partially offset by proceeds from the sale of marketable equity securities and equipment.

Cash Provided by Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities was $20.4 million from $26.0 million of net cash proceeds from the April 2024 Offering, the August 2024 Offering and the October 2024 Offering, partially offset by the redemption of our remaining Series A Preferred Stock of $5.4 million and repayments of financing lease obligations of $201,000.

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
•
Impairment of Long-Lived Assets;
•
Revenue Recognition and Allowance for Credit Losses;
•
Stock-Based Compensation; and
•
Income Taxes.

Going Concern Assessment

We assess going concern uncertainty in our consolidated financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital, including available loans or lines of credit, if any, to operate for a period of at least one year from the date our consolidated financial statements are issued (the “look-forward period”). As part of this assessment, based on conditions that are known and reasonably knowable to us, we consider various scenarios, forecasts, projections and estimates, including stress tests, and we make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail those expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable those implementations can be achieved and we have the proper authority to execute them within the look-forward period. For additional information, refer to Note 1 to our consolidated financial statements included elsewhere in this Report.

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

The fair value of contingent consideration after the acquisition date is reassessed by us as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in our consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities and, accordingly, the resulting gain or loss that we record in our consolidated financial statements. During the years ended December 31, 2024 and 2023, we recorded gains of $4.3 million and $5.8 million, respectively, related to the fair value of contingent consideration. As of December 31, 2024 and 2023, total contingent consideration liabilities were $37.9 million and $42.2 million, respectively. For additional information, refer to Note 3 to our consolidated financial statements included elsewhere in this Report.

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

During the first quarter of 2023, due to changes in management and our economic condition, management shifted our business strategy to direct efforts on fewer studies and to transition from tests that are LDTs to RUO sales. Due to the change in strategy, our long range plan forecasts were updated and anticipated future benefits derived from our assets. The change in strategy represent a significant indicator for change in value of our long-lived assets. The original IPR&D balances were reassessed based on the updated long range plan, using the multi-period excess earnings method (“MPEEM”) approach, the results of the valuation noted that the carrying value of certain oncology related IPR&D intangible assets was greater than the fair market value. We recorded an impairment of approximately $5.0 million as of March 31, 2023. During the fourth quarter of 2024, the IPR&D balances were reassessed using the MPEEM approach and the results of the valuations noted that the carrying values of certain oncology related IPR&D intangible assets were greater than the fair market values. We recorded a total impairment of $41.9 million as of December 31, 2024. For additional information, refer to Note 5 to our consolidated financial statements included elsewhere in this Report.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, which consists primarily of long-lived intangible assets, right-of-use assets, and machinery and equipment, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. When such events or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount, we recognize an impairment based on the fair value of such assets. During the years ended December 31, 2024 and 2023, we recognized impairment losses on held for sale assets of $169,000 and $1.3 million, respectively. For additional information, refer to Note 2, “Assets Held for Sale and Discontinued Operations,” to our consolidated financial statements included elsewhere in this Report.

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

We establish an allowance for credit losses based on the evaluation of the collectability of its Pharma Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial condition, reasonable and supportable forecast that affect the collectability of the reported amount, and historical experience. We continuously monitor collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the credit loss reserve accounts. As of December 31, 2024 and 2023, we had an allowance for credit losses of $16,000 and $5,000, respectively, related to Pharma Services.

Stock-Based Compensation

We recognize compensation expense related to share-based payment awards made to employees, board directors and other non-employees based on estimated fair values. We estimate the fair value of stock-based payment awards on the grant date and recognize the resulting fair value over the requisite service period on a straight-line basis. For stock-based awards that vest only upon the attainment of one or more performance goals, compensation cost is recognized if and when we determine that it is probable that the performance condition or conditions will be, or have been, achieved. For grants with market-based and time-based vesting conditions, the fair value is estimated using the Monte Carlo simulation model, which includes the estimated period to achievement of the performance and market conditions, which are subject to the achievement of the market-based goals established by us and continued employment. We utilize the Black-Scholes option pricing model for determining the fair value of standard time-based stock options. Our determination of fair value of share-based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. We estimate the expected volatility using our own stock price volatility for a period equal to the expected term of the options. The expected term of options granted is based on our own experience. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. Key inputs and assumptions may change as we continue to develop our Company estimates, experience and key inputs including our expected term, and stock price volatility based on the trading history of our stock in the public market. Changes in these subjective assumptions can materially affect the estimated value of equity grants and the stock-based compensation that we record in our consolidated financial statements. During the years ended December 31, 2024 and 2023, we recognized total stock-based compensation of $1.8 million and $2.8 million, respectively. For additional information, refer to Note 8 to our consolidated financial statements included elsewhere in this Report.

Income Taxes

We account for income taxes in accordance with Accounting Standards Codification 740, Income Taxes, which prescribes the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. Our judgments regarding future taxable income may change over time due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowance may be increased or decreased, which may have a material impact on our statements of operations.

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. We will recognize accrued interest and penalties, if any, related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of the financial statement periods presented herein. We account for uncertain tax positions by assessing all material positions taken in any assessment or challenge by relevant taxing authorities. We are currently unaware of any tax issues under review. For additional information, refer to Note 12, “Income Taxes,” to our consolidated financial statements included elsewhere in this Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Under the SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

The financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Audit Committee, as a matter of good governance, invited several registered public accounting firms to participate in an evaluation process to consider a potential audit firm rotation. As a result of this process, the Audit Committee approved the engagement of Marcum LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023.

The Company dismissed WithumSmith+Brown, PC (“Withum”) as independent registered public accounting firm of the Company on September 29, 2023. Withum’s report on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2021 and December 31, 2022, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2021 and December 31, 2022, and the subsequent interim period through June 30, 2023, there were (i) no “disagreements” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, between the Company and Withum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Withum, would have caused Withum to make reference to the subject matter of the disagreement in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except for the material weaknesses related to the failure to design and maintain effective controls to address the initial application of complex accounting standards and accounting treatment of non-routine, unusual or complex events and transactions, which material weaknesses were remediated prior to June 30, 2023, as reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023.

The Company requested that Withum furnish a letter addressed to the SEC stating whether or not it agrees with the statements made herein. Withum’s letter dated October 5, 2023 has been incorporated herein by reference under Exhibit 16.1 in Item 15 below.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Exchange Act. Our management, including our principal executive officer and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive officer and our principal financial officer, and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a)
None.
(b)
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The board of directors (the “Board”) is currently composed of four members. Directors are elected at our annual meeting of stockholders and serve until the earlier of the next annual meeting of stockholders or their resignation, removal or death.

Below is a list of the names, ages as of March 17, 2025, and positions of the individuals who currently serve as our Directors:

Name	Age	Director Since	Position
Joshua Riggs	43	2023	President and Chief Executive Officer and Director
Andrew Arno	65	2015	Chairman of the Board of Directors
Andrew J. Last	65	2015	Director
Louis E. Silverman	66	2023	Director

Director Biographies

Information concerning our directors is set forth below. The biographical description of each director includes the specific experience, qualifications, attributes and skills that led the Board to conclude that such person should serve as a director.

Joshua Riggs, 43, joined our Board and began serving as our President and Chief Executive Officer in February 2023. Mr. Riggs previously served as our Interim Chief Executive Officer from December 2022 to February 2023, the Company’s General Manager, Transplant from July 2022 to December 2022, and the Company’s Senior Director Business Development from August 2020 until September 2022. From January 2015 to August 2020, Mr. Riggs was the founder and principal of Intelliger Consulting, an organization devoted to consumer driven healthcare, and from January 2016 to July 2020, he was a principal at Bethesda Group, LLC, a boutique consulting group focused on helping small and mid-stage diagnostic companies and investment groups move emerging diagnostic content and platforms to market. Mr. Riggs received a BA in Interdisciplinary Studies from Adelphi University and an MBA from the University of Mississippi. We believe Mr. Riggs is qualified to serve on our Board because of his previous leadership experiences and involvement with all aspects of the Company’s business and operations.

Andrew Arno, 65, joined our Board in June 2015 and was appointed Chairman of the Board in May 2022. Mr. Arno has over 30 years of experience handling a wide range of corporate and financial matters, primarily including work as an investment banker and strategic advisor to emerging growth companies. Since October 2023, he has served as a Managing Member of Unterberg Legacy Capital, LLC, a merchant bank and multi-family office. He previously served, from 2015 to 2023, as Vice Chairman of Special Equities Group, LLC, a privately held investment banking firm affiliated with Dawson James Securities Inc., and previously with Bradley Woods & Co. Ltd., and Chardan Capital Markets, LLC. From 2013 until 2015, Mr. Arno served as Managing Director of Emerging Growth Equities, an investment banking firm, and was previously President of LOMUSA Limited, an investment banking firm. From 2009 to 2012, Mr. Arno served as Vice Chairman and Chief Marketing Officer of Unterberg Capital, LLC, an investment advisory firm that he co-founded. He was also Vice Chairman and Head of the Equity Capital Markets division of Merriman Capital LLC, an investment banking firm, and served on the board of the parent company, Merriman Holdings, Inc. Mr. Arno currently serves on the boards of directors of XXII Century Group (XXII), a biotechnology company, Smith Micro Software, Inc. (SMSI), a software company, Catheter Precision, Inc. (VTAK), a medical device company and Independa Inc., a privately held software companies. Mr. Arno also serves as Chairman of the Board of Directors of ComHear Inc., a privately held audio technology R&D company. Mr. Arno previously served as a director of Asterias Biotherapeutics, Inc. from August 2014 until it was acquired by Lineage Cell Therapeutics, Inc. (LCTX) in March 2019. Mr. Arno received a BS degree from George Washington University. We believe Mr. Arno is qualified to serve on our Board because of his financial expertise and his experience as a director on other public company boards.

Andrew J. Last, 65, joined our Board in December 2015. Dr. Last shares with our Board his many years of senior management experience commercializing products internationally in the genomics and life-sciences industries. Since 2023, Dr. Last has served on the Board of CellChorus Inc., a technology company that applies artificial intelligence to visually evaluate the performance of immune cells over time. From 2019 to 2024, Dr. Last served as Executive Vice President and Chief Operating Officer of Bio-Rad Laboratories, Inc., a global leader in developing, manufacturing, and marketing a broad range of innovative products for the life science research and clinical diagnostic markets. From December 2017 to April 2019, Dr. Last served as Chief Commercial Officer at Berkeley Lights Inc., a digital cell biology company focused on enabling and accelerating the rapid development and commercialization of biotherapeutics and other cell-based products, and as Chief Operating Officer of Intrexon Corporation, a company using synthetic biology to focus on programming biological systems to alleviate disease, remediate environmental challenges, and provide sustainable food and industrial chemicals from August 2016 to December 2017. From 2010 to 2016, Dr. Last was Executive Vice President and Chief Operating Officer of Affymetrix, a biotechnology company. Before joining Affymetrix, Dr. Last served as Vice President, Global and Strategic Marketing of BD Biosciences and as General Manager of Pharmingen from 2004 to 2010. From 2002 to 2004, Dr. Last held management positions at Applied Biosystems, Inc., including as Vice President and General Manager from 2003 to 2004 and Vice President of Marketing 2002 to 2003. Earlier in his career, he served in a variety of management positions at other companies, including Incyte Genomics and Monsanto. Dr. Last holds PhD and MS degrees with specialization in Agrochemical Chemicals and Bio-Aeronautics, respectively, from Cranfield University, and a BS degree in Biological Sciences from the University of Leicester in the United Kingdom. We believe Dr. Last is qualified to serve on our Board because of his extensive experience holding senior leadership positions within other biopharmaceutical companies and his many years of experience commercializing products in the genomics and life-sciences industries.

Louis E. Silverman, 66, joined our Board in November 2022 and previously served as the Lead Independent Director of the Company from February 2023 to July 2024. Since February 2014, Mr. Silverman has served as the Chairperson and Chief Executive Officer of privately held Hicuity Health, Inc. (formerly known as Advanced ICU Care, Inc.), a health care services company providing remote patient monitoring services to hospitals. From 2014 to 2022, Mr. Silverman served as a director on the board of directors of STAAR Surgical Company, which designs, develops, manufactures, and sells implantable lenses for the eye and companion delivery systems used to deliver the lenses into the eye. From June 2012 through February 2014, Mr. Silverman served as a consultant and board advisor for private equity investors and others regarding health care technology and health care technology service companies, and health care services portfolio investments. From September 2009 through June 2012, Mr. Silverman was Chief Executive Officer of Marina Medical Billing Services, Inc., a revenue cycle management company serving ER physicians nationally. From September 2008 through August 2009, Mr. Silverman served as President and Chief Executive Officer of Qualcomm-backed health care start-up LifeComm. From August 2000 through August 2008, Mr. Silverman served as the President and Chief Executive officer of Quality Systems, Inc., a publicly traded developer of medical and dental practice management and patient records software. From 1993 through 2000, he served in multiple positions, including Chief Operations Officer, of CorVel Corporation, a publicly traded national managed care services/technology company. Mr. Silverman earned a BA from Amherst College and an MBA from Harvard Business School. We believe Mr. Silverman is qualified to serve on our Board because of his extensive experience holding senior leadership and board positions with other public and private companies.

Executive Officers

Below is a list of the names, ages as of March 17, 2025, positions, and a brief account of the business experience of the individuals who serve as our executive officers.

Name	Age	Position
Joshua Riggs	43	President and Chief Executive Officer and Director
James Liu	30	Vice President Accounting, Controller, Treasurer and Principal Accounting Officer
Andrea James	43	Chief Financial Officer

Executive Officer Biographies

The principal occupation and business experience for at least the past five years for our executive officers is as follows:

Joshua Riggs biographical information can be found in the section titled “Item 10. Directors, Executive Officers and Corporate Governance – Director Biographies” and is incorporated by reference herein.

James Liu, 30, was appointed Vice President Accounting, Controller, Treasurer and Principal Accounting Officer of the Company on March 10, 2025, and previously served as the Company’s Senior Director, Controller, Principal Accounting Officer and interim Principal Financial Officer from August 2023 until March 2025. Mr. Liu previously served as Controller and Principal Accounting Officer of the Company since September 2022, after serving as Interim Controller from July 2022 to September 2022 and Manager of Securities and Exchange Commission Reporting and Compliance from July 2021 to July 2022. Prior to that, Mr. Liu was the Accounting Manager of Acacia Research Corporation from November 2020 to July 2021, and Senior Accountant at Gatekeeper Systems, Inc. (“Gatekeeper Systems”) from August 2019 to November 2020. Prior to joining Gatekeeper Systems, Mr. Liu served as Senior Assurance Associate at BDO USA, LLP from October 2016 to August 2019. Mr. Liu holds a BASc degree from the University of California, San Diego, and is a Certified Public Accountant.

Andrea James, 43, has served as the Chief Financial Officer of the Company since June 17, 2024. Previously, Ms. James joined Axon Enterprise in September 2017 as Vice President of Investor Relations. In May 2019, she was promoted to Vice President of Corporate Strategy & Investor Relations. In July 2020, she was promoted to Senior Vice President of Corporate Strategy & Investor Relations. In September 2022, she was promoted to Chief Communications Officer, reporting to the chief financial officer and maintaining her responsibility for investor relations. Ms. James concluded full-time employment at Axon on December 31, 2023, and continued to work as an advisor to Axon through May 2024, to ensure a smooth transition. Previously, Ms. James consulted in a strategic investor relations role for Tesla, Inc., and served as a vice president and senior research analyst for Dougherty & Company (now Colliers Securities), an investment bank, where she researched emerging technologies on behalf of institutional investors. Ms. James holds a B.S. in Computer Information Systems from American University, with a dual-minor in Applied Physics and Communications. She holds an M.S. in Journalism from Northwestern University.

There is no arrangement or understanding between any of the directors or officers identified above and any other person pursuant to which he was selected as a director or officer. None of the directors or officers identified above is, or has been, a participant in any transaction involving the Company, and is not a participant in any proposed transaction with the Company, in each case, required to be disclosed pursuant to Item 404(a) of Regulation S-K, other than as described in the “Certain Relationships and Related Transactions, and Director Independence” section below.

Director Independence

Our Board has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our Board has determined that the following directors are “independent directors” as defined by The Nasdaq Stock Market:

Louis E. Silverman

Andrew J. Last

Andrew Arno

Board Committees

Our Board has an Audit Committee, a Compensation Committee, and a Nominating/Corporate Governance Committee.

•
The Audit Committee consists of Andrew J. Last (Chair), Andrew Arno and Louis E. Silverman.
•
The Compensation Committee consists of Louis E. Silverman (Chair), Andrew Last and Andrew Arno.
•
The Nominating/Corporate Governance Committee consists of Andrew Arno (Chair), Louis E. Silverman and Andrew J. Last.

Audit Committee

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

All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board has determined that each of Andrew J. Last and Louis E. Silverman is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication under the applicable rules and regulations of Nasdaq. All of the members of our Audit Committee are independent directors as defined under the applicable rules and regulations of the SEC and Nasdaq.

Compensation Committee

The Compensation Committee oversees our compensation and employee benefit plans and practices, including executive compensation arrangements and incentive plans and awards of stock options and other equity-based awards under our equity plans, including the Oncocyte Corporation Amended and Restated 2018 Equity Incentive Plan (as amended and restated, the “Incentive Plan”). The Compensation Committee will determine or recommend to the Board the terms and amount of executive compensation and grants of equity-based awards to executives, key employees, consultants, and independent contractors. The Chief Executive Officer may make recommendations to the Compensation Committee concerning executive compensation and performance, but the Compensation Committee makes its own determination or recommendation to the Board with respect to the amount and components of compensation, including salary, bonus and equity awards to executive officers, generally taking into account factors such as company performance, individual performance, and compensation paid by peer group companies. A copy of the Compensation Committee Charter has been posted on our internet website and can be found at www.Oncocyte.com.

Oncocyte may engage compensation consultants from time to time to provide advice to management and the Compensation Committee, including with regard to market survey information and competitive market trends in employee, executive and directors’ compensation programs.

Nominating/Corporate Governance Committee

The purpose of the Nominating/Corporate Governance Committee is to recommend to the Board individuals qualified to serve as directors and on committees of the Board, and to make recommendations to the Board on issues and proposals regarding corporate governance matters. The Nominating/Corporate Governance Committee also oversees compliance with, and all requests for waivers of, our Code of Ethics, and under our Interested Persons Transaction Policy reviews for approval transactions between us and our executive officers, directors, and stockholders who beneficially own 5% or more of our outstanding shares of common stock.

The Nominating/Corporate Governance Committee will consider nominees for election as directors proposed by stockholders, provided that they notify the Nominating/Corporate Governance Committee of the nomination in proper written form, either by personal delivery or by United States registered mail, to our corporate Secretary at our principal executive offices no earlier than the close of business on the 120th calendar day and no later than the close of business on the 90th calendar day prior to the anniversary date of the immediately preceding annual meeting of stockholders. If the current year’s annual meeting is called for a date that is more than 30 days before or more than 60 days after the anniversary of the immediately preceding annual meeting of stockholders, notice must be received not later than the close of business on the 10th calendar day following the day on which we first make a public announcement of the date of the annual meeting of stockholders. To be in proper written form, the notice from a stockholder must include the information required by our bylaws. A copy of the Nominating/Corporate Governance Committee Charter has been posted on our internet website and can be found at www.Oncocyte.com.

The Board and the Nominating/Corporate Governance Committee have not set any specific minimum qualifications that a prospective nominee would need in order to be nominated to serve on the Board. Rather, in evaluating any new nominee or incumbent director, the Nominating/Corporate Governance Committee will consider whether the particular person has the knowledge, skills, experience, and expertise needed to manage our affairs in light of the skills, experience, and expertise of the other members of the Board as a whole. The Committee will also consider whether a nominee or incumbent director has any conflicts of interest with Oncocyte that might conflict with our Code of Ethics or that might otherwise interfere with their ability to perform their duties in a manner that is in the best interest of Oncocyte and its stockholders. The Committee will also consider whether including a prospective director on the Board will result in a Board composition that complies with (a) applicable state corporate laws, (b) applicable federal and state securities laws, and (c) the rules of the SEC and each stock exchange on which our shares are listed.

The Board and the Nominating/Corporate Governance Committee have not adopted specific policies with respect to a particular mix or diversity of skills, experience, expertise, perspectives, and background that nominees should have. However, the present Board was assembled with a focus on attaining a Board comprised of people with substantial experience in bioscience, the pharmaceutical or diagnostic industry, corporate management, and finance. The Board believes that this interdisciplinary approach best suits our needs at this particular stage, as we work to develop and commercialize diagnostic tests.

Board Leadership Structure

Our leadership structure bifurcates the roles of Chief Executive Officer and Chairman of the Board. Andrew Arno currently serves as Chairman of the Board, and serves as a liaison between the Board and our Chief Executive Officer. The Chairman of the Board also interfaces with our other non-management directors with respect to matters such as the members and chairs of Board committees, other corporate governance matters, and strategic planning.

Our Board believes this division of responsibility is an effective approach for addressing the risks we face and increasing management accountability and improving the ability of the Board to monitor whether management’s actions are in the best interests of the Company and its stockholders. All of our Board committees are comprised of only independent directors. All Board committees are chaired by independent directors who report to the full Board whenever necessary. We believe this leadership structure helps facilitate efficient decision-making and communication among our directors and fosters efficient Board functioning at meetings.

The Board’s Role in Risk Management

The Board has an active role, as a whole, in overseeing management of the risks of our business. The Board regularly reviews information regarding our credit, liquidity, and operations, as well as the risks associated with our research and development activities, regulatory compliance with respect to the operation of our CLIA laboratories, and our plans to expand our business. The Audit Committee provides oversight of our financial reporting processes and the annual audit of our financial statements. In addition, the Nominating/Corporate Governance Committee reviews and must approve any business transactions between Oncocyte and its executive officers, directors, and stockholders who beneficially own 5% or more of our outstanding shares of common stock.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

•
any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•
any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or
•
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Family Relationships

There are no family relationships among our directors or executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and each person who owns more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and our other equity securities. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2024 and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than ten percent of the Company’s common stock complied with all Section 16(a) filing requirements during such fiscal year.

Code of Business Conduct and Ethics

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

Insider Trading Policy and Hedging Transactions

We have adopted an Insider Trading Policy that prohibits our employees, including our officers, directors, and their designees from engaging in short sales of Oncocyte securities (sales of securities that are not then owned), including a “sale against the box” (a sale with delayed delivery), or other hedging or monetization transactions with respect to Oncocyte securities, including, but not limited to, through the use of financial instruments such as exchange funds, prepaid variable forwards, equity swaps, puts, calls, collars, forwards and other derivative instruments.

Clawback Policy

In November 2023, we adopted a Clawback Policy to create greater accountability for our executive officers and employees. Under the policy, if we are required to prepare an accounting restatement of our financial statements due to material noncompliance with any financial reporting requirement under the securities laws, we will require reimbursement or forfeiture of any incentive compensation that exceeds the amount of incentive compensation that would have otherwise been received had it been determined on the restated performance metrics and/or restated financial statements received by executive officers and certain other employees during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement.

Our Board believes the adoption of our Clawback Policy is consistent with our executive compensation philosophy and objectives, and in furtherance of the Board’s intention to follow sound corporate governance practices.

Item 11. Executive Compensation.

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

Summary Compensation Table

The following table shows compensation awarded to, paid to or earned by, (1) the Company’s principal executive officer, (2) the Company’s most highly compensated executive officer other than the principal executive officer and (3) up to two individuals who would have qualified as one of the Company’s two most highly compensated executive officers other than the principal executive officer but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year; during the fiscal years ended December 31, 2024 and 2023 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Bonus		Stock Awards(1)		Option Awards(1)		All Other Compensation(2)	Total
Joshua Riggs	2024	$385,018	$166,400		$—		$209,709	(4)	$24,950	$786,077
President and Chief Executive Officer(3)	2023	$339,846	$117,000	(5)	$—		$220,284	(6)	$47,780	$724,910

Andrea James	2024	$175,165	$72,800		$173,000	(8)	$330,000	(9)	$7,898	$758,863
Chief Financial Officer(7)	2023	$—	$—		$—		$—		$—	$—

James Liu	2024	$204,457	$63,900		$—		$23,301	(10)	$12,270	$303,928
Senior Director, Controller and Principal Accounting Officer	2023	$191,360	$52,900		$—		$44,681	(11)	$15,572	$304,513

Ekkehard Schütz	2024	$370,356	$166,800		$—		$81,554	(12)	$14,858	$633,568
Chief Science Officer	2023	$242,028	$132,700		$—		$165,892	(13)	$34,547	$575,167

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

(2)
Other compensation consists primarily of employer contributions to employee accounts under our 401(k) plan. See Executive Employment Agreements, Change of Control Provisions and Separation Payments – Separation Payments for more information.
(3)
In December 2022, Mr. Riggs was appointed Interim President and Chief Executive Officer and was later appointed President and Chief Executive Officer in February 2023.
(4)
In May 2024, Mr. Riggs was granted 90,000 stock options exercisable at an exercise price of $2.76 per share.
(5)
In January 2023, Mr. Riggs was granted 12,874 stock options exercisable at an exercise price of $9.26 per share. In June 2023, Mr. Riggs was granted 17,500 stock options exercisable at an exercise price of $4.26 per share. In August 2023, Mr. Riggs was granted 40,000 stock options exercisable at an exercise price of $3.34 per share. Mr. Riggs was also granted 5,821 stock options in February 2023, exercisable at an exercise price of $7.80 per share, that were deemed earned in 2022.
(6)
Includes $56,880 in cash and 5,821 stock options exercisable at an exercise price of $7.80 per share.
(7)
Ms. James was appointed as the Company’s Chief Financial Officer on June 17, 2024.

(8)
In June 2024, Ms. James was granted 100,000 RSUs.
(9)
In June 2024, Ms. James was granted 200,000 stock options exercisable at an exercise price of $2.76 per share.
(10)
In May 2024, Mr. Liu was granted 10,000 stock options exercisable at an exercise price of $2.76 per share.
(11)
In January 2023, Mr. Liu was granted 2,853 stock options exercisable at an exercise price of $9.26 per share. In February 2023, Mr. Liu was granted 8,482 stock options exercisable at an exercise price of $3.11 per share.
(12)
In May 2024, Dr. Schütz was granted 35,000 stock options exercisable at an exercise price of $2.76 per share.
(13)
In January 2023, Dr. Schütz was granted 12,873 stock options exercisable at an exercise price of $9.26 per share. In February 2023, Dr. Schütz was granted 6,044 stock options exercisable at an exercise price of $7.80 per share. In August 2023, Dr. Schütz was granted 20,000 stock options exercisable at an exercise price of $3.34 per share.

Employment Agreements

Joshua Riggs

We entered into an amended and restated employment agreement dated as of June 6, 2023, effective as of May 1, 2023, and as amended on July 13, 2023 (as amended, the “Riggs Employment Agreement”) with Mr. Riggs, related to his services with the Company.

The Riggs Employment Agreement provides for (i) a base salary of $360,000 per annum (pro-rated for partial years), (ii) a target bonus opportunity of fifty percent (50%) of Mr. Riggs’ base salary, and (iii) eligibility to participate in employee benefit programs and plans offered by the Company. On May 30, 2024, Board approved increases to the annual base salary of Mr. Riggs from $360,000 to $400,000, effective May 20, 2024. On March 4, 2025, the Board approved an increase to the annual base salary of Mr. Riggs from $400,000 to $420,000, effective March 10, 2025.

Pursuant to the Riggs Employment Agreement, on June 9, 2023, Mr. Riggs received options to purchase 350,000 shares of Company common stock (the “CEO Options”) under the Incentive Plan. The CEO Options have an exercise price per share equal to $2.76 and expire 10 years from the date of grant. The vesting of the CEO Options is as follows: 25% of the options vested on June 9, 2024, and the balance of the options vested or will vest thereafter in thirty-six (36) substantially equal monthly installments, subject to Mr. Riggs’ continued employment with the Company and compliance with any restrictive covenants by which he is bound on each applicable vesting date.

In the event Mr. Riggs’ employment is terminated by the Company without Cause (as defined in the Riggs Employment Agreement) (excluding due to death or disability) or by Mr. Riggs for Good Reason (as defined in the Riggs Employment Agreement), in addition to any accrued but unpaid base salary and any other vested benefits (the “Accrued Obligations”), subject to the execution of a release of claims and Mr. Riggs’ continued compliance with any restrictive covenants by which he may be bound, Mr. Riggs will be entitled to receive: (i) an amount equal to twelve (12) months of Mr. Riggs’ base salary, payable at Company’s sole discretion either (x) in a lump sum on the first payroll date following the sixtieth (60th) day following the date of termination or (y) in twelve (12) equal monthly installments during the twelve (12) months following the date of termination; (ii) a pro-rated annual bonus based for the year of termination based on actual performance; (iii) reimbursement of health care premiums for up twelve (12) months following the date of termination; and (iv) accelerated vesting of the next vesting tranche of any outstanding time-based equity awards. In the event Mr. Riggs’ employment is terminated due to death, by the Company due to Disability (as defined in the Riggs Employment Agreement) or for Cause, or by Mr. Riggs’ without Good Reason, Mr. Riggs will receive the Accrued Obligations.

The Riggs Employment Agreement also contains customary restrictive covenants, including restrictions related to non-solicitation, competitive activities, non-publicity, non-disparagement and cooperation. In addition, in connection with entering into the Riggs Employment Agreement, Mr. Riggs also entered into (i) an employee confidential information and inventions assignment agreement, and (ii) the Company’s standard form indemnification agreement for officer and directors of the Company.

On March 9, 2025, the Board approved a one-time grant under the Incentive Plan of $600,000 of RSUs to Mr. Riggs, subject to a maximum of 200,000 RSUs, which shall have a grant date of the second full trading day after the release of the Company’s financial results for the quarter and fiscal year ended December 31, 2024, with one-fourth of the RSUs shall vest on each of the first, second, third and fourth anniversaries of the effective date of grant, subject to continuous service through the applicable vesting date.

Ekkehard Schütz

During 2024, the annual salary of Dr. Schütz, our Chief Science Officer was $378,025. On March 4, 2025, the Board approved an increase to the annual base salary of Dr. Schütz from $378,025 to $396,926, effective March 10, 2025. In addition, Dr. Schütz previously entered into a Managing Director Service Agreement with our wholly owned German subsidiary, Chronix Biomedical GmbH (“Chronix Germany”), relating to his services as Managing Director of Chronix Germany (the “Managing Director Service Agreement”). Pursuant to the Managing Director Service Agreement, Dr. Schütz is eligible for (i) a base salary of €315,000 per annum, and (ii) a target bonus opportunity of forty percent (40%) of base salary.

Either party may terminate the Managing Director Service Agreement upon 6 months’ prior written notice. In addition, the agreement will terminate automatically when Dr. Schütz reaches the age at which he becomes entitled to a regular old age pension payable the German statutory pension scheme, or if Dr. Schütz becomes unable to work in general or specifically unable to exercise his profession. The Managing Director Service Agreement also contains certain restrictive covenants, including a two-year non-compete following the termination of the agreement. During this two-year period, Dr. Schütz will receive monthly compensation equal to 50% of latest contractual benefits. The Managing Director Service Agreement also provides for the assignment to Chronix of Dr. Schütz’s inventions and intellectual property rights.

On March 9, 2025, the Board approved a one-time grant under the Incentive Plan of $360,000 of RSUs to Dr. Schütz, subject to a maximum of 120,000 RSUs, which shall have a grant date of the second full trading day after the release of the Company’s financial results for the quarter and fiscal year ended December 31, 2024, with one-fourth of the RSUs shall vest on each of the first, second, third and fourth anniversaries of the effective date of grant, subject to continuous service through the applicable vesting date.

Andrea James

Ms. James, our Chief Financial Officer, entered into an employment agreement with the Company (the “James Employment Agreement”), effective June 17, 2024. Pursuant to the terms of the James Employment Agreement, Ms. James will receive an initial annual base salary of $325,000 (such annual base salary, as may be adjusted by the Board from time to time, the “Base Salary”) and will be eligible to receive an initial annual cash bonus, targeted at 50% of the Base Salary (such target, as may be adjusted by the Board from time to time, the “Annual Bonus”). On March 4, 2025, the Board approved an increase to the annual base salary of Andrea James from $325,000 to $341,250, effective March 10, 2025.

If Ms. James’s employment is terminated by the Company without Cause (as defined in the James Employment Agreement), or Ms. James resigns from the Company with Good Reason (as defined in the James Employment Agreement), the Company shall: (a) pay Ms. James all accrued but unpaid Base Salary and any vacation or paid time off accrued, (b) any vested benefits to which Ms. James or her estate may be entitled to under the Company’s benefit plan’s or applicable law, (c) an amount equal to 12-months of the Base Salary, (d) pay Ms. James an amount equal to a pro-rated portion of the Annual Bonus, (d) reimbursement for an amount equal to the monthly portion of the premium cost of participation in such group health plan that the Company paid for immediately prior to the date of termination for a period of up to 12 months, (e) with respect to each outstanding time-based equity award, if any, accelerated vesting of the next trench of time-based equity that would have vested had Ms. James remained employed through the next applicable vesting date, and (f) with respect to the Performance Equity Award (as defined below), accelerated time vesting of any options that are performance vested as of the date of termination.

In connection with Ms. James’ appointment as Chief Financial Officer, the Board approved the following grants to Ms. James: (a) an Option (as defined in the Incentive Plan) to purchase 200,000 shares of the Company’s Common Stock (the “Stock Option Grant”), and (b) an award of 100,000 Restricted Stock Units (as defined in the Incentive Plan) (the “Performance Equity Grant”). Both the Stock Option Grant and the Performance Equity Grant was subject to stockholder approval of an amendment to the Incentive Plan, increasing the total number of shares of Common Stock available for grant of awards under the Incentive Plan, which was obtained on October 11, 2024.

On March 4, 2025, the Board approved a one-time bonus of $25,000 to Ms. James to be paid in cash or RSUs under the Incentive Plan, at the discretion of Ms. James, in recognition of her achievements and contributions to the Company since becoming Chief Financial Officer of the Company in June 2024. If Ms. James elects to receive such bonus in RSUs, such RSUs shall (i) have a grant date of the second full trading day after the release of the Company’s financial results for the quarter and fiscal year ended December 31, 2024, and (ii) vest immediately on the effective date of grant.

On March 9, 2025, the Board approved a one-time grant under the Incentive Plan of $360,000 of RSUs to Ms. James, subject to a maximum of 120,000 RSUs, which shall have a grant date of the second full trading day after the release of the Company’s financial results for the quarter and fiscal year ended December 31, 2024, with one-fourth of the RSUs shall vest on each of the first, second, third and fourth anniversaries of the effective date of grant, subject to continuous service through the applicable vesting date.

Outstanding Equity Awards at 2024 Fiscal Year End

The following table summarizes certain information concerning stock options and other equity awards granted by us under the Option Plan and the Incentive Plan held as of December 31, 2024, by our Named Executive Officers:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Option Expiration Date	Number of shares or units of stock that have not vested		Market value of shares of units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Joshua Riggs	6,250	(2)	—	$26.60	July 22, 2030	—		—	—	—
	2,394	(3)	105	$106.80	February 25, 2031	—		—	—	—
	1,124	(4)	375	$27.80	March 24, 2032	—		—	—	—
	322	(5)	177	$23.40	May 3, 2032	—		—	—	—
	12,499	(6)	—	$9.20	December 7, 2032	—		—	—	—
	4,291	(7)	8,582	$9.26	January 17, 2033	—		—	—	—
	3,557	(8)	2,263	$7.80	February 24, 2033	—		—	—	—
	6,563	(9)	10,936	$4.26	June 9, 2033	—		—	—	—
	—	(10)	40,000	$3.34	August 15, 2033	—		—	—	—
	—	(11)	90,000	$2.76	May 20, 2034	—		—	—	—

Andrea James	—	(12)	200,000	$2.87	October 11, 2034	100,000	(13)	$173,000	—	—

James Liu	427	(14)	73	$23.00	March 15, 2032	—		—	—	—
	84	(15)	29	$27.80	March 24, 2032	—		—	—	—
	2,112	(16)	1,638	$17.74	September 20, 2032	—		—	—	—
	951	(17)	1,902	$9.26	January 17, 2033	—		—	—	—
	2,474	(18)	6,008	$3.11	October 10, 2033	—		—	—	—
	—	(19)	10,000	$2.76	May 20, 2034	—		—	—	—

Ekkehard Schütz	11,456	(20)	1,043	$109.20	April 16, 2031	—		—	—	—
	3,281	(21)	1,094	$23.00	March 15, 2032	—		—	—	—
	2,187	(22)	—	$22.60	May 11, 2032	—		—	—	—
	4,292	(23)	8,582	$9.26	January 17, 2033	—		—	—	—
	3,695	(24)	2,349	$7.80	February 24, 2033	—		—	—	—

—	(25)	20,000	$3.34	August 15, 2033	—	—	—	—
—	(26)	35,000	$2.76	May 20, 2034	—	—	—	—

(1)
Except as otherwise indicated below, one quarter of the options shall vest upon completion of 12 full months of continuous employment measured from the date of grant, and the balance of the options will vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, based upon the completion of each month of continuous employment.
(2)
The date of grant was July 22, 2020.
(3)
The date of grant was February 25, 2021.
(4)
The date of grant was March 24, 2022.
(5)
The date of grant was May 3, 2022.
(6)
The options vested on December 7, 2023.
(7)
The options vested, or will vest, (i) one-third on January 17, 2024, (ii) one-third on January 17, 2025, and (iii) one-third on January 17, 2026.
(8)
The date of grant was February 24, 2023.
(9)
The date of grant was June 9, 2023.
(10)
The date of grant was August 15, 2023. The options vest subject to the achievement by Oncocyte of pre-defined product and regulatory goals.
(11)
The date of grant was May 20, 2024.
(12)
The date of grant was June 20, 2024.
(13)
The date of grant was June 20, 2024. The RSUs vest subject to the achievement by Oncocyte of pre-defined goals related to market capitalization.
(14)
The date of grant was March 15, 2022.
(15)
The date of grant was March 24, 2022.
(16)
The date of grant was September 20, 2022.
(17)
The options vested, or will vest, (i) one-third on January 17, 2024, (ii) one-third on January 17, 2025, and (iii) one-third on January 17, 2026.
(18)
The date of grant was October 10, 2023.
(19)
The date of grant was May 20, 2024.
(20)
The date of grant was April 16, 2021.
(21)
The date of grant was March 15, 2022.
(22)
The options vest subject to the achievement by Oncocyte of pre-defined product and regulatory goals in 2022. 50% of the options vested on December 31, 2023, and the remaining options were cancelled.
(23)
The options vested, or will vest, (i) one-third on January 17, 2024, (ii) one-third on January 17, 2025, and (iii) one-third on January 17, 2026.

(24)
The date of grant was February 24, 2023.
(25)
The options vest subject to the achievement by Oncocyte of pre-defined product and regulatory goals.
(26)
The date of grant was May 20, 2024.

The Oncocyte Corporation 2018 Equity Incentive Plan

The Incentive Plan was approved by our stockholders on August 27, 2018 (the “Effective Date”) for an aggregate of 250,000 shares of common stock, as adjusted for the Company’s 1-for-20 reverse stock split effective on July 24, 2023 (the “Reverse Stock Split”). On July 17, 2019, our stockholders approved the first Amendment to the Incentive Plan to increase the total number of shares of common stock issuable under the Incentive Plan to a total of 550,000 shares of common stock (as adjusted for the Reverse Stock Split). On July 24, 2021, our stockholders approved the second Amendment to the Incentive Plan to increase the total number of shares of common stock issuable under the Incentive Plan to a total of 1,050,000 shares of common stock (as adjusted for the Reverse Stock Split). On October 11, 2024, our stockholders approved an amendment and restatement of the Incentive Plan, to among other things, to increase the total number of shares of common stock issuable under the Incentive Plan to 2,300,000 shares of common stock.

As of March 17, 2025, we had 1,031,165 shares of common stock available for future issuance under the Incentive Plan.

We have adopted the Incentive Plan that permits us to grant awards, consisting of stock options, the grant or sale of restricted stock (“Restricted Stock”), the grant of stock appreciation rights (“SARs”), and the grant of restricted stock units (“RSUs”), for up to a total of 2,300,000 shares of our common stock. The Incentive Plan also permits Oncocyte to issue such other securities as our Board or the Compensation Committee administering the Incentive Plan may determine. Awards of stock options, Restricted Stock, SARs, and RSUs (“Awards”) may be granted under the Incentive Plan to Oncocyte employees, directors, and consultants. The purposes of the Incentive Plan are to (a) enable the Company to attract and retain the types of employees, consultants and directors who will contribute to the Company’s long-range success; (b) provide incentives that align the interests of employees, consultants and directors with those of the shareholders of the Company; and (c) promote the success of the Company’s business.

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

No Awards may be granted under the Incentive Plan more than ten years after the date upon which the Incentive Plan was adopted by our Board, and no options or SARs granted under the Incentive Plan may be exercised after the expiration of ten years from the date of grant.

Subject to the terms of the Incentive Plan, the Incentive Plan shall be administered by the Board or such committee of the Board as is designated by the Board to administer the Plan (the “Committee”). Membership on the Committee shall be limited to “non-employee directors” in accordance with Rule 16b-3 under the Securities Exchange Act of 1934, as amended. The Committee may delegate certain duties to one or more officers of the Company as provided in the Incentive Plan. The Committee will determine the persons to whom awards are to be made, determine the type, size and terms of awards, construe and interpret the Incentive Plan, and exercise it discretion to make any other determinations that it believes necessary for the administration of the Incentive Plan.

Stock Options

Options granted under the Incentive Plan may be either “incentive stock options” within the meaning of Section 422(b) of the Internal Revenue Code of 1986, as amended (the “Code”), or “non-qualified” stock options that do not qualify incentive stock options. Incentive stock options may be granted only to our employees and employees of our subsidiaries. The exercise price of stock options granted under the Incentive Plan must be equal to the fair market of our common stock on the date the option is granted. In the case of an optionee who, at the time of grant, owns more than 10% of the combined voting power of all classes of our capital stock, the exercise price of any incentive stock option must be at least 110% of the fair market value of our common stock on the grant date, and the term of the option may be no longer than five years. The aggregate fair market value of our common stock (determined as of the grant date of the option) with respect to which incentive stock options become exercisable for the first time by an optionee in any calendar year may not exceed $100,000.

The exercise price of an option may be payable in cash or in shares of our common stock having a fair market value equal to the exercise price, or in a combination of cash and common stock, or other legal consideration for the issuance of stock as our Board or the Committee may approve.

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

Restricted Stock and Restricted Stock Units

In lieu of granting options, we may enter into purchase agreements with employees under which they may purchase or otherwise acquire RSUs subject to such vesting, transfer, and repurchase terms, and other restrictions. The price at which Restricted Stock may be issued or sold will be not less than 100% of fair market value. Employees or consultants, but not executive officers or directors, who purchase Restricted Stock may be permitted to pay for their shares by delivering a promissory note or an installment payment agreement that may be secured by a pledge of their Restricted Stock. Restricted Stock may also be issued for services actually performed by the recipient prior to the issuance of the Restricted Stock. Unvested Restricted Stock for which we have not received payment may be forfeited, or we may have the right to repurchase unvested shares upon the occurrence of specified events, such as termination of employment.

Subject to the restrictions set with respect to the particular Award, a recipient of Restricted Stock generally shall have the rights and privileges of a stockholder upon vesting, including the right to vote the Restricted Stock and the right to receive dividends; provided that, any cash dividends and stock dividends with respect to the Restricted Stock shall be withheld for the recipient’s account, and interest may be credited on the amount of the cash dividends withheld. The cash dividends or stock dividends so withheld and attributable to any particular share of Restricted Stock (and earnings thereon, if applicable) shall be distributed to the recipient in cash or, at the discretion of our Board or the Committee, in shares of our common stock having a fair market value equal to the amount of such dividends, if applicable, upon the release of restrictions on the Restricted Stock and, if the Restricted Stock is forfeited, the recipient shall have no right to the dividends.

The terms and conditions of a grant of RSUs shall be determined by our Board or the Committee. No shares of our common stock shall be issued at the time an RSU is granted. A recipient of RSUs shall have no voting rights with respect to the RSUs. Upon the expiration of the restrictions applicable to an RSU, we will either issue to the recipient, without charge, one share of our common stock per RSU or cash in an amount equal to the fair market value of one share of our common stock.

At the discretion of our Board or the Committee, each RSU (representing one share of our common stock) may be credited with cash and stock dividends paid in respect of one share (“Dividend Equivalents”). Dividend Equivalents shall be withheld for the recipient’s account, and interest may be credited on the amount of cash Dividend Equivalents withheld. Dividend Equivalents credited to a recipient’s account and attributable to any particular RSU (and earnings thereon, if applicable) shall be distributed in cash or in shares of our common stock having a fair market value equal to the amount of the Dividend Equivalents and earnings, if applicable, upon settlement of the RSU. If a RSU is forfeited, the recipient shall have no right to the related Dividend Equivalents.

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

Stock Appreciation Rights

A Stock Appreciation Right (or SAR) is the right to receive, upon exercise, an amount payable in cash or shares, or a combination of shares and cash, equal to the number of shares subject to the SAR that is being exercised, multiplied by the excess of (a) the fair market value of a share of our common stock on the date the SAR is exercised, over (b) the exercise price specified in the award agreement related to the SAR. SARs may be granted either as free-standing SARs or in tandem with options. No SAR may be exercised later than 10 years after the date of grant.

The exercise price of an SAR shall not be less than 100% of the fair market value of one share of our common stock on the date of grant. An SAR granted in conjunction with an option shall have the same exercise price as the related option, shall be transferable only upon the same terms and conditions as the related option, and shall be exercisable only to the same extent as the related option; provided, however, that the SAR by its terms shall be exercisable only when the fair market value per share exceeds the exercise price per share of the SAR or related option. Upon any exercise of an SAR granted in tandem with an option, the number of shares for which the related option shall be exercisable shall be reduced by the number of shares for which the SAR has been exercised. The number of shares for which an SAR issued in tandem with an option shall be exercisable shall be reduced by the number of shares for which the related option has been exercised.

Repricing Prohibition

The Incentive Plan prohibits any modification of the purchase price or exercise price of an outstanding option or other Award if the change would effect a “repricing’ without stockholder approval. As defined in the Incentive Plan, “repricing” means a reduction in the exercise price of an outstanding option or SAR or cancellation of an “underwater” or “out-of-the-money” Award in exchange for other Awards or cash. An “underwater” or “out-of-the-money” Award is defined to mean an Award for which the exercise price is less than the “fair market value” of our common stock. The fair market value is generally determined by the closing price per share of our common stock on The Nasdaq Stock Market LLC or any other national securities exchange or inter-dealer quotation system on which our common stock is traded.

Share Recycling

Shares subject to an Award shall that is canceled, forfeited or expires prior to exercise or realization, either in full or in part, shall again be made available for issuance or delivery under the Incentive Plan. This provision is designed to limit the number of shares that Oncocyte asks for, and incentivize the company to be prudent in its management of both employees and shares.

Adjustments Upon Changes in Stock

In the event of changes in the outstanding common stock or in the capital structure of the Company by reason of any stock or extraordinary cash dividend, stock split, reverse stock split, an extraordinary corporate transaction such as any recapitalization, reorganization, merger, consolidation, combination, exchange, or other relevant change in capitalization occurring after the grant date of any award, awards granted under the Incentive Plan and any award agreements, including the exercise price of stock options and Stock Appreciation Rights and the number of shares of common stock subject to such stock options, Stock Appreciation Rights, or stock awards, the maximum number of shares of common stock subject to all awards available under the Incentive Plan, and the maximum number of shares of common stock with respect to which any one person may be granted awards during any period under the Incentive Plan will be equitably adjusted or substituted, as to the number, price or kind of a share of common stock or other consideration subject to such awards to the extent necessary to preserve the economic intent of such award.

Term

The Incentive Plan will terminate automatically on July 2, 2028, which is ten years from the date the Incentive Plan was originally approved by our Board. No Award shall be granted pursuant to the Incentive Plan after such date, but Awards theretofore granted may extend beyond that date.

Amendment of Plan

The Board at any time, and from time to time, may amend or terminate the Incentive Plan. However, except with respect to adjustments upon changes in common stock and subject to applicable law, no amendment shall be effective unless approved by the shareholders of the Company to the extent shareholder approval is necessary to satisfy any applicable laws.

Clawback

Notwithstanding any other provisions in the Incentive Plan, any award which is subject to recovery under any law, government regulation or stock exchange listing requirement, will be subject to such deductions and clawback as may be required to be made pursuant to such law, government regulation or stock exchange listing requirement (or any policy adopted by the Company pursuant to any such law, government regulation or stock exchange listing requirement).

Federal Income Tax Consequence of Participation in the Incentive Plan

The following is a brief summary of certain federal income tax consequences relating to the transactions described under the Incentive Plan as set forth below. This summary does not purport to address all aspects of federal income taxation and does not describe any potential state, local, or foreign tax consequences. This discussion is based upon provisions of the Code and the applicable treasury regulations issued thereunder, and judicial and administrative interpretations under the Code and treasury regulations, all as in effect as of the date hereof, and all of which are subject to change (possibly on a retroactive basis) or different interpretation.

Laws Affecting Deferred Compensation

In 2004, Section 409A was added to the Code to regulate all types of deferred compensation. If the requirements of Section 409A of the Code are not satisfied, deferred compensation and earnings thereon will be subject to tax as it vests, plus an interest charge at the underpayment rate plus 1% and a 20% penalty tax. Certain performance awards, stock options, SARs, restricted stock units, and certain types of restricted stock are subject to Section 409A of the Code.

Incentive Stock Options

Under Section 422(a) of the Code, the grant and exercise of an incentive stock option pursuant to the Incentive Plan is entitled to the benefits of Section 421(a) of the Code. Under Section 421(a), an optionee will not be required to recognize income at the time the option is granted or at the time the option is exercised, except to the extent that the optionee is subject to the alternative minimum tax. If the applicable holding periods described below are met, when the shares of stock received upon exercise of an incentive stock option are sold or otherwise disposed of in a taxable transaction, the option holder will recognize compensation income (taxed as a long-term capital gain), for the taxable year in which disposition occurs, in an amount equal to the excess of the fair market value of our common stock at the time of such disposition over the amount paid for the shares.

We will not be entitled to any business expense deduction with respect to the grant or exercise of an incentive stock option, except in connection with a disqualifying disposition as discussed below. No portion of the amount received by the optionee upon the sale of our common stock acquired through the exercise of an incentive stock option will be subject to withholding for federal income taxes, or be subject to FICA or state disability taxes, except in connection with a disqualifying disposition.

In order for a participant to receive the favorable tax treatment provided in Section 421(a) of the Code, Section 422 requires that the participant make no disposition of the option shares within two years from the date the option was granted, nor within one year from the date the option was exercised and the shares were transferred to the participant. In addition, the participant must, with certain exceptions for death or disability, be an employee of Oncocyte (or of a parent or subsidiary of Oncocyte, as defined in Section 424(e) and (f) of the Code, or a corporation, or parent or subsidiary thereof, issuing or assuming the option in a merger or other corporate reorganization transaction to which Section 424(a) of the Code applies) at all times within the period beginning on the date of the grant of the option and ending on a date within three months before the date of exercise. In the event of the death of the participant, the holding periods will not apply to a disposition of the option or option shares by the participant’s estate or by persons receiving the option or shares under the participant’s will or by intestate succession.

If a participant disposes of stock acquired pursuant to the exercise of an incentive stock option before the expiration of the holding period requirements set forth above, the participant will realize, at the time of the disposition, ordinary income to the extent the fair market value of our common stock on the date the shares were purchased exceeded the purchase price. The difference between the fair market value of our common stock on the date the shares were purchased and the amount realized on disposition is treated as long-term or short-term capital gain or loss, depending on the participant’s holding period of the shares of our common stock. The amount treated as ordinary income may be subject to the income tax withholding requirements of the Code and FICA withholding requirements. The participant will be required to reimburse us, either directly or through payroll deduction, for all withholding taxes that we are required to pay on behalf of the participant. At the time of the disposition, we will be allowed a corresponding business expense deduction under Section 162 of the Code to the extent of the amount of the participant’s ordinary income. We may adopt procedures to assist us in identifying such deductions, and may require a participant to notify us of his or her intention to dispose of any such shares.

Regardless of whether a participant satisfies the requisite holding period for his or her option and shares, the participant may be subject to the alternative minimum tax with respect to the amount by which the fair market value of our common stock acquired exceeded the exercise price of the option on the date of exercise.

Other Options

The Incentive Plan also permits us to grant options that do not qualify as incentive stock options. These “non-qualified” stock options may be granted to employees or non-employees, such as persons performing consulting or professional services for us. An Incentive Plan participant who receives a non-qualified option will not be taxed at the time of receipt of the option, provided that the option does not have an ascertainable value or an exercise price below fair market value of our common stock on the date of grant, but the participant will be taxed at the time the option is exercised.

The amount of taxable income that will be earned upon exercise of a non-qualified option will be the difference between the fair market value of our common stock on the date of the exercise and the exercise price of the option. We will be allowed a business expense deduction to the extent of the amount of the participant’s taxable income recognized upon the exercise of a non-qualified option. Because the option holder is subject to tax immediately upon exercise of the option, there are no applicable holding periods for the stock. The option holder’s tax basis in our common stock purchased through the exercise of a non-qualified option will be equal to the exercise price paid for the stock plus the amount of taxable gain recognized upon the exercise of the option. The option holder may be subject to additional tax on sale of the stock if the price realized exceeds his or her tax basis.

SARs; Restricted Stock; and RSUs

A recipient of an SAR will not recognize taxable income upon the grant of the SAR. The recipient of the SAR will recognize ordinary income upon exercise of the SAR in an amount equal to the difference between the fair market value of the shares and the exercise price on the date of exercise. Any gain or loss recognized upon any later disposition of the shares generally will be a capital gain or loss.

A recipient of a Restricted Stock Award will not have taxable income upon the grant, unless the Restricted Stock is then vested, or unless the recipient elects under Section 83(b) of the Code to be taxed at the time of grant. Otherwise, upon vesting of the shares, the recipient will recognize ordinary income equal to the fair market value of the shares at the time of vesting less the amount paid for such shares, if any. Any gain or loss recognized upon any later disposition of the shares generally will be a capital gain or loss.

A recipient of an RSU does not recognize taxable income when the Award is granted. When a vested RSU (and dividend equivalents, if any) is settled and distributed, the participant will recognize ordinary income equal to the amount of cash or the fair market value of shares received, less the amount paid for the RSU, if any.

Federal Tax Withholding

Any ordinary income realized by a participant upon the granting, vesting, exercise, or conversion of an award under the Incentive Plan, as applicable, is subject to withholding of applicable federal, state, and local income tax and to withholding of the participant’s share of any tax under the Federal Insurance Contribution Act and the Federal Unemployment Tax Act. To satisfy our federal income tax withholding requirements, we will have the right to require, as a condition to delivery of any certificate for shares of our common stock or the registration of the shares in the participant’s name, that the participant remit to us an amount sufficient to satisfy those withholding requirements. Alternatively, we may withhold a portion of the shares (valued at fair market value) that otherwise would be issued to the participant to satisfy all or part of the withholding tax obligations or may, if we consent, accept delivery of shares (that the participant has not acquired from us within six months prior to the date of exercise) with an aggregate fair market value that equals or exceeds the required tax withholding payment. Withholding does not represent an increase in the participant’s total income tax obligation since it is fully credited toward his or her tax liability for the year. Additionally, withholding does not affect the participant’s tax basis in the shares. Compensation income realized and tax withheld will be reflected on Forms W-2 supplied by the Company to employees no later than January 31 of the succeeding year. Deferred compensation that is subject to Section 409A of the Code will be subject to certain federal income tax withholding and reporting requirements.

Tax Consequences to the Company

To the extent that a participant recognizes ordinary income in the circumstances described above, we will be entitled to a corresponding deduction provided that, among other things, the income meets the test of reasonableness, is an ordinary and necessary business expense, is not an “excess parachute payment” within the meaning of Section 280G of the Code, and is not disallowed by the $1,000,000 limitation on certain executive compensation under Section 162(m) of the Code discussed below. While deductibility of executive compensation for federal income tax purposes is among the factors the Board and Committee considers when structuring executive compensation arrangements, it is not the sole or primary factor considered. The Company retains the flexibility to authorize compensation that may not be deductible if we believe it is in the best interests of the Company.

Million Dollar Deduction Limit and Other Tax Matters

We may not deduct compensation of more than $1,000,000 that is paid to “covered employees” (as defined in Section 162(m) of the Code), which include (i) an individual (or, in certain circumstances, his or her beneficiaries) who, at any time during the taxable year, is either our principal executive officer or principal financial officer; (ii) an individual who is among our three highest compensated officers for the taxable year (other than an individual who was either our principal executive officer or principal financial officer at any time during the taxable year); or (iii) anyone who was a covered employee for purposes of Section 162(m) of the Code for any tax year beginning on or after January 1, 2017. This limitation on deductions (x) only applies to compensation paid by a publicly-traded corporation (and not compensation paid by non-corporate entities) and (z) may not apply to certain types of compensation, such as qualified performance-based compensation that is payable pursuant to a written, binding contract that was in effect as of November 2, 2017, so long as the contract is not materially modified after that date.

To the extent that compensation is payable pursuant to a prior plan award granted on or before November 2, 2017, and if the Company determines that Section 162(m) of the Code will apply to any such awards, the Company intends that the terms of those awards will not be materially modified and will be constructed so as to constitute qualified performance-based compensation and, as such, will be exempt from the $1,000,000 limitation on deductible compensation.

If an individual’s rights under the Incentive Plan are accelerated as a result of a change in control and the individual is a “disqualified individual” under Section 280G of the Code, then the value of any such accelerated rights received by such individual may be included in determining whether or not such individual has received an “excess parachute payment” under Section 280G of the Code, which could result in (i) the imposition of a 20% federal excise tax (in addition to federal income tax) payable by the individual on the value of such accelerated rights, and (ii) the loss by us of a corresponding compensation deduction on such amounts.

Employment Benefits Plans

401(k) Plan

The Company has a defined contribution retirement plan in which all employees are eligible to participate. This plan is intended to qualify under Section 401(k) of the Code so that contributions by employees and by the Company to the plan and income earned on plan contributions are not taxable to employees until withdrawn or distributed from the plan, and so that contributions, including employee salary deferral contributions, will be deductible by the Company when made. The Company currently provides contributions under this plan based on the employee’s compensation, subject to statutory limits.

Director Compensation Program

Directors and members of committees of our Board who are salaried employees of Oncocyte are entitled to receive compensation as employees but are not compensated for serving as directors or attending meetings of our Board or committees of our Board. All directors are entitled to reimbursements for their out-of-pocket expenses incurred in attending meetings of our Board or committees of our Board.

In 2024, non-employee directors, other than the Chairman of our Board, received an annual fee of $77,177 in cash for their service on our Board for the full year. Our Chairman received an annual cash fee of $87,177 for his service as Chairman of the Board and for his service on our Board. In addition to cash fees, non-employee directors received options to purchase 30,000 shares of common stock under the Incentive Plan and no restricted stock units under the Incentive Plan. Our Chairman received options to purchase an additional 50,000 shares of common stock under the Incentive Plan and no additional restricted stock units under the Incentive Plan.

Fees earned or paid in cash are paid in quarterly installments, and the stock options and restricted stock units will vest one year from the date of grant, subject to the non-employee director’s continued service as a director of Oncocyte or a subsidiary from the date of grant until the vesting date or, if earlier, until the next annual meeting of shareholders. The options will expire if not exercised ten years from the date of grant.

The following table summarizes certain information concerning the compensation paid during the past fiscal year to each of the persons who served as directors during the year ended December 31, 2024, and who were not our employees on the date the compensation was earned.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Andrew Arno	$87,177	$—	$120,789	$—	$—	$—	$207,966
Alfred D. Kingsley(2)	$18,375	$—	$—	$—	$—	$—	$18,375
Andrew J. Last	$77,177	$—	$74,187	$—	$—	$—	$151,364
Louis E. Silverman	$77,177	$—	$74,187	$—	$—	$—	$151,364

(1)
Equity awards granted will vest and become exercisable one year from the date of grant, subject to the non-employee director’s continued service as a director of Oncocyte or a subsidiary from the date of grant until the vesting date or, if earlier, until the next annual meeting of shareholders, but must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. Values are computed in accordance with FASB Accounting Standards Codification (ASC) Topic 718, Compensation - Stock Compensation. We used the Black-Scholes Pricing Model to compute option fair values based on applicable exercise and stock prices, an expected option term, volatility assumptions, and risk-free interest rates.
(2)
Mr. Kingsley no longer serves on the Board as of April 25, 2024, because he unexpectedly passed away.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth additional information, as of December 31, 2024, about our common stock that may be issued upon the exercise of options and other rights under all of our compensation plans and agreements (in thousands, except weighted average exercise price):

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants, and Rights(1)	Weighted Average Exercise Price of the Outstanding Options, Warrants, and Rights(1)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans(2)
Equity compensation plans approved by security holders	246	$40.77	1,026
Equity compensation plans not approved by security holders	—	$—	—
Total	246	$40.77	1,026

(1)
Includes both the Incentive Plan and our expired Employee Stock Option Plan. The Option Plan expired in 2020 and no further equity awards may be granted under the Option Plan.
(2)
All shares remaining available for future issuance are under the Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 17, 2025 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our named executive officers and directors; and (iii) by all of our Named Executive Officers and directors as a group. Unless otherwise indicated in the following table, the address for each person named in the table is: 1185 Avenue of the Americas, New York, NY 10036.

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership (1)	Percent of Class (2)
5% Stockholders
Broadwood Partners, L.P. (3)	11,560,350	40.21%

PATRICK W SMITH TTEE THE SMITH IRREVOCABLE TRUST U/A DTD 05/01/2015 (4)	3,258,485	11.39%
AWM Investment Company, Inc (5)	2,860,314	9.99%
Bio-Rad Laboratories, Inc. (6)	2,764,078	9.66%
Named Executive Officers and Directors
Joshua Riggs (7)	47,554	*
Andrea James (8)	151,231	*
James Liu (9)	8,245	*
Ekkehard Schütz (10)	51,928	*
Andrew Arno (11)	118,589	*
Andrew J. Last (12)	23,685	*
Louis E. Silverman (13)	8,588	*
All directors and executive officers as a group	409,819	1.43%

* Less than one percent.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares set forth in the above table.
(2)
A total of 28,599,285 shares of our Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 17, 2025.
(3)
Based on information available to the Company and the Schedule 13D/A filed jointly with the SEC on February 10, 2025, by Broadwood Partners, L.P. (“Broadwood”), Broadwood Capital, Inc. (“Broadwood Capital”) and Neal C. Bradsher. Represents (i) 11,410,100 shares of common stock directly owned by Broadwood, (ii) warrants to purchase 150,093 shares of common stock directly owned by Broadwood, (iii) 157 shares of common stock directly owned by Neal C. Bradsher.
(4)
Based on information available to the Company, the Schedule 13G/A filed with the SEC on December 27, 2024, jointly by PATRICK W SMITH TTEE THE SMITH IRREVOCABLE TRUST U/A DTD 05/01/2015 (the “Trust”) and Patrick W. Smith and the Form 4 filed by Mr. Smith on February 11, 2025. Represents 3,258,485 shares of common stock held by the Trust. Mr. Smith, the sole trustee of the Trust, may be deemed to beneficially own the shares of common stock owned by the Trust. The address for the Trust and Mr. Smith is 11445 E. Via Linda Suite 2-411, Scottsdale, AZ 85259.
(5)
Based on information available to the Company and the Schedule 13G/A filed with the SEC on February 14, 2025, by AWM Investment Company, Inc. (“AWM”). Represents (i) 497,249 shares of common stock held by Special Situations Cayman Fund, L.P. (“Cayman”), (ii) 77,434 shares of common stock issuable upon exercise of certain pre-funded warrants (subject to a 9.99% beneficial ownership limitation) held by Cayman, (iii) 475,030 shares of common stock issuable upon exercise of certain pre-funded warrants (subject to a 9.99% beneficial ownership limitation) held by Cayman, (iv) 32,833 shares of common stock issuable upon exercise of certain warrants (subject to a 9.99% beneficial ownership limitation) held by Cayman, (v) 1,744,288 shares of common stock held by Special Situations Fund III QP, L.P. (“SSFQP”), (vi) 265,454 shares of common stock issuable upon exercise of certain pre-funded warrants (subject to a 9.99% beneficial ownership limitation) held by SSFQP, (vii) 1,717,774 shares of common stock issuable upon exercise of certain pre-funded warrants (subject to a 9.99% beneficial ownership limitation) held by SSFQP, (viii) 117,261 shares of common stock issuable upon exercise of certain warrants (subject to a 9.99% beneficial ownership limitation) held by SSFQP, (ix) 195,431 shares of common stock held by Special Situations Private Equity Fund, L.P. (“SSPE”), (x) 18,762 shares of common stock issuable upon exercise of certain warrants (subject to a 9.99% beneficial ownership limitation) held by Special Situations Private Equity Fund, L.P. (“SSPE”), (xi) 292,374 shares of common stock issuable upon exercise of certain pre-funded warrants (subject to a 9.99% beneficial ownership limitation) held by SSPE, (xii) 390,862 shares of common stock held by Special Situations Life Sciences Fund, L.P. (“SSLS”), (xiii) 18,762 shares of common stock issuable upon exercise of certain warrants (subject to a 9.99% beneficial ownership limitation) held by SSLS, and (xiv) 584,748 shares of common stock issuable upon exercise of certain pre-funded warrants (subject to a 9.99% beneficial ownership limitation) held by SSLS.

AWM is the investment adviser to Cayman, SSFQP, SSPE and SSLS (collectively, the “Funds”) and has sole voting and dispositive power over the securities held by the Funds. David Greenhouse and Adam Stettner are the principal owners of AWM. Through their control of AWM, Messrs. Greenhouse and Stettner share voting and investment control over the portfolio securities of each of Cayman and SSFQP. Messrs. Greenhouse and Stettner disclaim any beneficial ownership of the reported shares other than to the extent of any pecuniary interest in each of them may have therein. The principal place of business for each of AWM, Cayman, SSFQP, SSPE, and SSLS is 527 Madison Avenue, Suite 2600, New York, NY 10022.

(6)
Based on information available to the Company and the Schedule 13G/A filed with the SEC on March 4, 2025, by Bio-Rad Laboratories, Inc. (“Bio-Rad”). Represents 2,764,078 shares of common stock held by Bio-Rad.

The shares of common stock are directly owned by Bio-Rad Laboratories, Inc. (“Bio-Rad”). The address of the principal business office of Bio-Rad is 1000 Alfred Nobel Dr., Hercules, CA 94547.

(7)
Amount consists of (i) 3,505 shares of common stock and (ii) 44,049 shares of common stock issuable upon exercise of certain stock options held by Mr. Riggs that were vested as of March 17, 2025 or will vest within 60 days thereafter.
(8)
Amount consists of 151,231 shares of common stock held by Ms. James.
(9)
Amount consists of 8,245 shares of common stock issuable upon exercise of certain stock options held by Mr. Liu that were vested as of March 17, 2025 or will vest within 60 days thereafter.
(10)
Amount consists of (i) 20,647 shares of common stock and (ii) 31,281 shares of common stock issuable upon exercise of certain stock options held by Mr. Schütz that were vested as of March 17, 2025 or will vest within 60 days thereafter.
(11)
Amount consists of (i) 81,554 shares of common stock held by Mr. Arno, (ii) 7,804 shares of common stock held by JBA Investments LLC (“JBA”), (iii) 7,804 shares of common stock held by MJA Investments LLC (“MJA”), and (iv) 21,426 shares of common stock issuable upon exercise of certain stock options held by Mr. Arno that were vested as of March 17, 2025 or will vest within 60 days thereafter.

Mr. Arno is the Manager of each of JBA and MJA and has shared voting and dispositive power over the securities held by JBA and MJA.

(12)
Amount consists of (i) 4,509 shares of common stock and (ii) 19,176 shares of common stock issuable upon exercise of certain stock options held by Mr. Last that were vested as of March 17, 2025 or will vest within 60 days thereafter.
(13)
Amount consists of (i) 1,564 shares of common stock and (ii) 7,024 shares of common stock issuable upon exercise of certain stock options held by Mr. Silverman that were vested as of March 17, 2025 or will vest within 60 days thereafter.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

SEC rules require us to disclose any transaction or currently proposed transaction in which we are a participant and in which any related person has or will have a direct or indirect material interest involving an amount that exceeds the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s common stock, or an immediate family member of any of those persons.

Our Board has adopted a Related Person Transaction Policy to assist us in identifying, reviewing and approving or rejecting related person transactions. Under the policy, any related person transaction proposed to be entered by the Company must be reviewed, approved or ratified by the Nominating/Corporate Governance Committee of the Board, as described in the policy. The related person transaction may be approved or ratified only if the Nominating/Corporate Governance Committee determines that, under all of the circumstances, the transaction is in, or is not in conflict with, the best interests of the Company.

Certain Sales of Equity Securities

On April 3, 2023, the Company entered into that certain securities purchase agreement, by and among the Company and certain accredited investors, including Broadwood Partners, L.P. (“Broadwood”), a beneficial holder of 5% or more of the Company’s outstanding shares of common stock, certain funds and accounts managed by PVI (collectively, “Pura Vida”), a beneficial holder of 5% or more of the Company’s outstanding shares of common stock, and entities affiliated with AWM Investment Company, Inc. (collectively, “AWM”), a beneficial holder of 5% or more of the Company’s outstanding shares of common stock, and certain individuals, including our Chairman, Andrew Arno and former director John Peter Gutfreund (and certain of their affiliated parties) pursuant to which, the Company issued and sold in a registered direct offering an aggregate of 2,274,709 shares of common stock at an offering price of: (i) $6.03 to investors who were not considered to be “insiders” of the Company pursuant to the Nasdaq Listing Rules (“Insiders”), and (ii) $7.08 to Insiders (the “Registered Direct Offering”). Pursuant to the Registered Direct Offering, the Company sold an aggregate of (i) 1,341,381 shares of common stock to Broadwood at a price per share equal to $6.03, for a total purchase price equal to $8,093,361.84, (ii) 33,150 shares of common stock to Pura Vida at a price per share equal to $6.03, for a total purchase price equal to $200,013.84, (iv) 472,354 shares of common stock to AWM a price per share equal to $6.03, for a total purchase price equal to $2,849,999.92, (v) 21,162 shares of common stock to Mr. Arno and his affiliated parties at a price per share equal to $7.08, for a total purchase price equal to $150,000.51, and (vi) 85,250 shares of common stock to Mr. Gutfreund at a price per share equal to $7.08, for a total purchase price equal to $604,252.00.

On April 5, 2023, the Company used a portion of the net proceeds from the Registered Direct Offering to redeem 588.23529 shares of Series A Preferred Stock then-held by Mr. Gutfreund for a total purchase price equal to $618,672.34.

On April 11, 2024, the Company entered into a securities purchase agreement, by and among the Company and certain investors, including Broadwood, entities affiliated with AWM, Bio-Rad Laboratories, Inc. (“Bio-Rad”), which our director, Andrew Last is the Executive Vice President and Chief Operating Officer of Bio-Rad, and certain individuals, including our Chairman Andrew Arno, pursuant to which, the Company issued and sold in a private placement (the “April 2024 Private Placement”) an aggregate of 5,076,900 shares of common stock and pre-funded warrants with an exercise price of $0.0001 per share, to purchase up to 342,888 shares of common stock (“Pre-Funded Warrants”). The purchase price for one share of common stock was $2.9164 and the purchase price for one Pre-Funded Warrant was $2.9163. Certain Insiders subscribed for 42,373 shares of common stock sold in the April 2024 Private Placement, at a purchase price equal to $2.95 per share of common stock. Pursuant to the April 2024 Private Placement, the Company sold an aggregate of (i) 2,420,000 shares of common stock to Broadwood at a price per share equal to $2.9164, for a total purchase price equal to $7,057,688, (ii) 342,889 shares of common stock at a price per share equal to $2.9164 and 342,889 Pre-Funded Warrants to entities affiliated with AWM for a total purchase price equal to $2,000,000.04, (iii) 1,200,109 shares of common stock to Bio-Rad at a price per share equal to $2.9164, for a total purchase price equal to $3,499,997.89, (iv) 33,898 shares of common stock to Mr. Arno at a price per share equal to $2.95, for a total purchase price equal to $100,000.00.

On October 2, 2024, the Company entered into a securities purchase agreement, by and among the Company and certain investors including: Unterberg Legacy Capital, LLC (“Unterberg”), which Andy Arno, a director of the Company, is beneficiary of an individual retirement account that is a managing member of Unterberg; Broadwood; Bio-Rad; AWM; Pura Vida; a certain affiliate of Patrick W. Smith, a 5% beneficial owner of the Company’s outstanding shares of common stock; Ekkehard Schuetz, the Company’s Chief Science Officer; and Andrea James, the Company’s Chief Financial Officer, which provided for the issuance and sale in a private placement (the “October 2024 Private Placement”) of an aggregate of 3,461,138 shares of common stock a purchase price of $2.948 or $2.97 to certain Insiders. The gross proceeds to the Company from the October 2024 Private Placement were approximately $10.2 million, before deducting placement agent fees and expenses and estimated offering expenses payable by the Company. Pursuant to the October 2024 Private Placement, the Company issued and sold an aggregate of (i) 1,315,339 shares of common stock to Broadwood at a price per share equal to $2.948, for a total purchase price equal to $3,877,619.38, (ii) 310,83 shares of common stock to Bio-Rad at a price per share equal to $2.948, for a total purchase price equal to $916,342.78, (iii) 275,000 shares of common stock to AWM at a price per share equal to $2.948, for a total purchase price equal to $810,700.00, (iv) 169,606 shares of common stock to Pura Vida at a price per share equal to $2.948, for a total purchase price equal to $500,000.00, (v) 3,367 shares of common stock to Mr. Schuetz, at a price per share equal to $2.97, for a total purchase price equal to $10,000.00, (vi) 33,670 shares of common stock to Ms. James at a price per share equal to $2.97, for a total purchase price equal to $100,000.00, (vii) 678,426 shares of common stock to Mr. Smith at a price per share equal to $2.948 for a total purchase price equal to $2,000,000.00, and (viii) 33,921 shares of common stock to Unterberg at a price per share equal to $2.948 for a total purchase price equal to $100,000.00.

On February 7, 2025, the Company entered into a securities purchase agreement (the “PIPE Purchase Agreement”), by and among the Company and certain investors including, Broadwood, Unterberg, Bio-Rad, AWM, an affiliate of Patrick A. Smith, Pura Vida, Andrea James and Ekkehard Schuetz, pursuant to which, the Company issued and sold in a private placement (the “February 2025 Private Placement”) an aggregate of 7,536,708 shares of common stock and pre-funded warrants with an exercise price of $0.0001 per share, to purchase up to 3,069,925 shares of common stock (“Pre-Funded Warrants”). The purchase price for one share of common stock was $2.05 and the purchase price for one Pre-Funded Warrant was $2.0499. Pursuant to the February 2025 Private Placement, the Company sold an aggregate of (i) 4,505,488 shares of common stock to Broadwood, for a total purchase price equal to $9,236,250, (ii) 922,758 shares of common stock to Bio-Rad, for a total purchase price equal to $1,891,654, (iii) Pre-Funded Warrants to purchase 3,069,925 shares of common stock to AWM, for a total purchase price equal to $6,293,346, (iv) 1,077,600 shares of common stock to Mr. Smith, for a total purchase price equal to $2,209,080, (v) 292,683 shares of common stock to Pura Vida for a total purchase price equal to $600,000, (vi) 97,561 shares of common stock to Ms. James, for a total purchase price equal to $200,000, (vi) 12,195 shares of common stock to Mr. Schuetz, for a total purchase price equal to $25,000, and (vii) 36,585 shares of common stock to Unterberg, for a total purchase price equal to $75,000.

Concurrently with the execution and delivery of the PIPE Purchase Agreement, on February 7, 2025, the Company entered into a securities purchase agreement, by and among the Company and certain investors including Broadwood, Bio-Rad, AWM and an affiliate of Patrick A. Smith, pursuant to which, the Company issued and sold in a registered direct offering (the “February 2025 Registered Direct Offering”) an aggregate of 3,609,755 shares of common stock at a price per share equal to $2.05. Pursuant to the February 2025 Registered Direct Offering, the Company issued and sold an aggregate of (i) 660,207 shares of common stock to Broadwood, for a total purchase price equal to $1,353,424, (ii) 330,376 shares of common stock to Bio-Rad, for a total purchase price equal to $667,271, (iii) 2,052,026 shares of common stock to AWM, for a total purchase price equal to $4,206,653, and (iv) 385,814 shares of common stock to an affiliate of Mr. Smith, for a total purchase price equal to $790,919.

Other Transactions with Bio-Rad Laboratories, Inc.

During the years ended December 31, 2023 and December 31, 2024, we purchased $581,000 and $538,000 in laboratory equipment, respectively, and incurred $375,000 and $413,000 in laboratory related expenses from Bio-Rad, respectively. During 2024, the Company also made finance lease payments of $217,000 under four laboratory equipment leases from Bio-Rad with a remaining financing lease liability of $796,000 as of December 31, 2024. As of December 31, 2024, Oncocyte’s accounts payable due to Bio-Rad was $638,000. One of our directors, Andrew Last, served as the Executive Vice President and Chief Operating Officer of Bio-Rad before retiring on September 6, 2024.

On April 5, 2024, the Company entered into that certain Collaboration Agreement with Bio-Rad to collaborate in the development and the commercialization of research use only and in vitro diagnostics kitted transplant products using Bio-Rad’s ddPCR instruments and reagents (the “Collaboration Agreement”). Pursuant to the Collaboration Agreement, Bio-Rad agreed to purchase in the Company’s next subsequent private placement of its securities, shares of the Company’s common stock equal to 9.99% of the total number of shares of common stock issued and outstanding immediately after the closing of such investment, provided that the total purchase price would not exceed $3,500,000 unless Bio-Rad chose to exceed such limit (the “Bio-Rad Investment”). In satisfaction of such Bio-Rad Investment, Bio-Rad purchased shares of the Company’s common stock pursuant to the October 2024 Private Placement, as further described herein. In addition, pursuant to the Collaboration Agreement, the Company agreed to pay to Bio-Rad a single digit royalty payment based on a percentage of the Company’s net sales under the Collaboration Agreement, and Bio-Rad has an option to have the exclusive right to promote, market and sell certain kits worldwide subject to certain conditions. If such options are exercised, subject to certain conditions as set forth in the Collaboration Agreement, Bio-Rad has agreed to purchase additional shares of the Company’s common stock, at the then-current market price per share, up to a specified maximum aggregate purchase price. Dr. Last, the Company’s director, recused himself from all Board discussions related to the Collaboration Agreement and the Bio-Rad Investment.

Director Independence

See “Directors, Executive Officers and Corporate Governance - Director Independence” and “Directors, Executive Officers and Corporate Governance - Board Committees” above.

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm

On October 10, 2023, the Audit Committee dismissed WithumSmith+Brown, PC (“Withum”) as the Company's independent registered public accounting firm. The Audit Committee, effective as of October 10, 2023, appointed Marcum LLP (Auditor ID #688) (“Marcum”) as the Company's independent registered public accounting firm for the Company's fiscal year ended December 31, 2023.

Audit and Non-Audit Fees

The Company engaged Withum as its independent auditors from July 19, 2021, to October 10, 2023. The Company engaged Marcum from October 8, 2023, to present. The following table presents fees for professional audit services rendered by Withum and Marcum, as applicable during the fiscal years ended December 31, 2024 and 2023:

	2024	2023
Audit fees(1)	$159,650	$175,000
Audit related fees(2)	231,432	-
Tax fees(3)	90,713	138,083
All other fees(4)	-	-
Total	$481,795	$313,083

(1)
Audit Fees consist of fees billed by Marcum for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K, and review of the interim financial statements included in our Quarterly Reports on Form 10-Q, as applicable, and services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements.
(2)
Audit-Related Fees consist of fees billed by Marcum for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to non-routine SEC filings.
(3)
Tax Fees consist of fees for professional services billed by Moss Adams, LLP rendered in connection with the preparation of consolidated and subsidiary federal and state income tax returns, and tax related provision work, research, compliance and consulting.
(4)
There were no other fees for the years ended December 31, 2024 and 2023.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accountant

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. Other than de minimis services incidental to audit services, non-audit services shall generally be limited to tax services such as advice and planning and financial due diligence services. All fees for such non-audit services must be approved by the Audit Committee, except to the extent otherwise permitted by applicable SEC regulations. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. During 2024 and 2023, all of the fees paid to Marcum and Withum, as applicable, were approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements.

The following consolidated financial statements of Oncocyte are filed as part of this Report:

(a)(2)	Financial Statement Schedules.

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

3.4	Second Amended and Restated By-Laws (Incorporated by reference to Oncocyte Corporation’s Quarterly Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2022)

4.1	Specimen of Common Stock Certificate (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

4.2	Silicon Valley Bank Warrant (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

4.3

Warrant to Purchase Common Stock, dated October 17, 2019, between Oncocyte Corporation and Silicon Valley Bank (Incorporated by Reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019)

4.4	Form of Common Stock Warrant (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2022)

4.5	Form of Pre-Funded Warrant (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2024)

4.6	Form of Pre-Funded Warrant (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2025)

4.7*	Description of Securities

10.1#	2010 Stock Option Plan (Incorporated by reference to Oncocyte Corporation’s Form 10 12(g) filed with the Securities and Exchange Commission on October 7, 2015)

10.2#	2017 Amendment to 2010 Stock Option Plan (Incorporated by reference to Registration Statement on Form S-8, File Number 333-219109 filed with the Securities and Exchange Commission on June 30, 2017)

10.3#	Form of Stock Option Agreement (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.4#	Form of Incentive Stock Option Agreement (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.5#	Amended and Restated 2018 Equity Incentive Plan (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2024)

10.6#

Form of 2018 Equity Incentive Plan Employee Stock Option Agreement (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.7#

Form of 2018 Equity Incentive Plan Non-Employee Director Stock Option Agreement (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.8#

Form of 2018 Equity Incentive Plan Restricted Stock Unit Agreement (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.9#	Oncocyte Corporation Change in Control and Severance Plan (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 26, 2020)

10.10#	Form of Change in Control and Severance Agreement (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 26, 2020)

10.11#

Amended and Restated Employment Agreement, dated June 6, 2023, by and between Oncocyte Corporation and Joshua Riggs (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2023)

10.12#

Amendment to Amended and Restated Employment Agreement, dated July 13, 2023, by and between Oncocyte Corporation and Joshua Riggs (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2023)

10.13	Registration Rights Agreement dated October 15, 2009 (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.14

Amendment of Registration Rights Agreement, dated August 23, 2011 (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.15

Second Amendment of Registration Rights Agreement, dated May 8, 2015 (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.16

Third Amendment to Registration Rights Agreement, dated November 16, 2015 (Incorporated by reference to Oncocyte Corporation’s Form 10 12(b) A-1 filed with the Securities and Exchange Commission on December 29, 2015)

10.17

Loan and Security Agreement, dated February 21, 2017, by and between Oncocyte Corporation and Silicon Valley Bank (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

10.18+

First Amendment to Loan and Security Agreement, dated October 17, 2019, between Oncocyte Corporation and Silicon Valley Bank (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019)

10.19

Loan Deferral Agreement, dated April 2, 2020, by and between Oncocyte Corporation and Silicon Valley Bank (Incorporated by Reference to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2020)

10.20

Office Lease Agreement, dated December 23, 2019, as amended between Oncocyte Corporation and Cushing Ventures, LLC (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2019)

10.21

Amendment to and Waiver of Right to Extend Original Lease, dated as of December 26, 2024, effective as of January 2, 2025, by and among Oncocyte Corporation, Induce Biologics USA, Inc. and Cushing Ventures, LLC (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2025)

10.22

Sublease Agreement, dated August 8, 2023, by and between Oncocyte Corporation and Induce Biologics USA, Inc. (Incorporated by reference to Oncocyte Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2023)

10.23

Lease Agreement for Suite 103, dated January 1, 2024, between Insight Genetics, Inc. and MPC Holdings, LLC (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2024)

10.24

Lease Agreement for Suite 410, dated January 1, 2024, between Insight Genetics, Inc. and MPC Holdings, LLC (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2024)

10.25

Lease Agreement for Suite 510, dated January 1, 2024, between Insight Genetics, Inc. and MPC Holdings, LLC (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2024)

10.26

Form of Subscription Agreement between Oncocyte Corporation and Certain Investors (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2020)

10.27

Subscription Agreements, dated January 20, 2021, between Oncocyte Corporation and the Investors Named Therein (Incorporated by Reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2021)

10.28

Form of Securities Purchase Agreement dated April 13, 2022, by and among Oncocyte Corporation and certain investors (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2022)

10.29

Securities Purchase Agreement, dated April 3, 2023, by and among Oncocyte Corporation and each purchaser identified on the signatures pages thereto (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2023)

10.30

Securities Purchase Agreement, dated April 11, 2024, by and among the Company and the investors signatory thereto (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2024)

10.31

Registration Rights Agreement, dated April 11, 2024, by and among the Company and the investors signatory thereto (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2024)

10.32#

Employment Agreement, dated May 20, 2024, by and between Oncocyte Corporation and Ekkehard Schütz (Incorporated by reference to Oncocyte Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2024)

10.33#

Employment Agreement, dated June 17, 2024, by and between Oncocyte Corporation and Andrea James (Incorporated by reference to Oncocyte Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2024)

10.34

Sales Agreement, dated August 9, 2024, by and between the Oncocyte Corporation and Needham & Company, LLC (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2024)

10.35+

Securities Purchase Agreement, dated October 2, 2024, by and among the Company and the investors signatory thereto (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2024)

10.36+

Registration Rights Agreement, dated October 2, 2024, by and among the Company and the investors signatory thereto (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2024)

10.37+

Collaboration Agreement, dated April 5, 2024, between the Company and Bio-Rad Laboratories, Inc. (Incorporated by reference to Oncocyte Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2024)

10.38+

Memorandum of Understanding, dated November 8, 2024, between the Company and Bio-Rad Laboratories, Inc. (Incorporated by reference to Oncocyte Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2024)

10.39+

Securities Purchase Agreement, dated February 7, 2025, by and among the Company and the investors signatory thereto (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2025)

10.40+

Registration Rights Agreement, dated February 7, 2025, by and among the Company and the investors signatory thereto (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2025)

10.41+

Securities Purchase Agreement, dated February 7, 2025, by and among the Company and the investors signatory thereto (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2025)

16.1

Letter of WithumSmith+Brown, PC, dated October 5, 2023 (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2023)

19.1*	Insider Trading Policy

21	Subsidiaries (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2023)

23.1*	Consent of Marcum LLP

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

32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Oncocyte Corporation Clawback Policy (Incorporated by reference to Oncocyte Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2024)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

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

+ Schedules have been omitted from this filing pursuant to Item 601(b) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished. Certain portions of this exhibit (indicated by “[*]” or “[***]”) have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

(c)	Other financial statement schedules.

Not applicable.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOCYTE CORPORATION

Date: March 24, 2025	By: /s/ Joshua Riggs
Joshua Riggs
President and Chief Executive Officer (Principal Executive Officer)

Date: March 24, 2025	By: /s/ Andrea James
Andrea James
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joshua Riggs	President and Chief Executive Officer and Director	March 24, 2025
JOSHUA RIGGS	(Principal Executive Officer)

/s/ Andrea James	Chief Financial Officer	March 24, 2025
ANDREA JAMES	(Principal Financial Officer)

/s/ James Liu	Vice President Accounting, Controller, Treasurer and Principal Accounting Officer	March 24, 2025
JAMES LIU	(Principal Accounting Officer)

/s/ Andrew Arno	Director	March 24, 2025
ANDREW ARNO

/s/ Andrew J. Last	Director	March 24, 2025
ANDREW J. LAST

/s/ Louis E. Silverman	Director	March 24, 2025
LOUIS E. SILVERMAN

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Oncocyte Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oncocyte Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, Series A redeemable convertible preferred stock and shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures, and accordingly has modified its segment disclosures using the retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Contingent consideration – Fair valuation of contingent consideration liabilities

As described in Note 3 to the financial statements, the Company reported certain contingent consideration liabilities at their estimated fair value as of year-end. The Company used a discounted cash flow model, which is an income approach, in determining the fair value of the contingent consideration liabilities.

The principal considerations for our determination that the fair value of contingent consideration liabilities is a critical audit matter, are that there is significant judgment by management in estimating possible future payouts, the discount rate, and the likelihood of certain milestones being met. This in turn led to high degree of auditor judgment, subjectivity, and effort in performing audit procedures in evaluating audit evidence related to management’s estimates and assumptions used in the valuation model. Furthermore, evaluating the related audit evidence required significant auditor judgment as the nature of the evidence is highly subjective, and audit effort involved the use of professionals with specialized skills and knowledge to assist in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating evidence in connection with forming our overall audit opinion on the financial statements. These procedures included (i) performing risk assessment procedures on management’s own estimate, which included evaluating certain of their assumptions and the methodology used, (ii) developing an independent estimate of the fair value of contingent consideration using information from comparable companies and other sources, and (iii) involving the use of auditor-employed valuation specialists in assessing the estimate.

Intangible assets – Impairment evaluation for certain indefinite-lived intangible assets

As described in Note 5 to the financial statements, the Company identified indicators of impairment for its in-process research and development indefinite-lived intangible assets and accordingly performed an impairment evaluation. The Company used a multi-period excess earnings method, which is an income approach, to determine the fair value of the intangible assets in such evaluation.

The principal considerations for our determination that the impairment evaluation is a critical audit matter, are that there is significant judgment by management in estimating forecasted cash flows and assumptions such as the discount rate. This in turn led to high degree of auditor judgment, subjectivity, and effort in performing audit procedures in evaluating audit evidence related to management’s estimates and assumptions used in the forecasted cash flows and valuation model. Furthermore, evaluating the audit evidence related to impairment evaluation required significant auditor judgment as the nature of the evidence is highly subjective, and the audit effort involved the use of professionals with specialized skills and knowledge to assist in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating evidence in connection with forming our overall audit opinion on the financial statements. These procedures included (i) performing risk assessment procedures on management’s own estimate, which included evaluating certain of their assumptions and the methodology used, (ii) developing an independent estimate of the fair value of indefinite-lived intangible assets using information from comparable companies and other sources, and (iii) involving the use of auditor-employed valuation specialists in assessing the estimate.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2023.

Costa Mesa, CA

March 24, 2025

ONCOCYTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,636	$9,432
Accounts receivable, net of allowance for credit losses of $16 and $5, respectively	1,613	484
Inventories	410	—
Deferred financing costs	279	—
Prepaid expenses and other current assets	821	643
Assets held for sale	—	139
Total current assets	11,759	10,698
NONCURRENT ASSETS
Right-of-use and financing lease assets, net	2,757	1,637
Machinery and equipment, net, and construction in progress	3,567	3,799
Intangible assets, net	14,607	56,595
Restricted cash	1,700	1,700
Other noncurrent assets	691	463
TOTAL ASSETS	$35,081	$74,892

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$2,279	$953
Accrued compensation	1,939	1,649
Accrued royalties	1,116	1,116
Accrued expenses and other current liabilities	418	452
Right-of-use and financing lease liabilities, current	1,295	665
Current liabilities of discontinued operations (Note 13)	—	45
Contingent consideration liabilities, current	228	2,314
Total current liabilities	7,275	7,194
NONCURRENT LIABILITIES
Right-of-use and financing lease liabilities, noncurrent	2,369	2,204
Contingent consideration liabilities, noncurrent	37,711	39,900
TOTAL LIABILITIES	47,355	49,298

Commitments and contingencies (Note 6)

Series A Redeemable Convertible Preferred Stock, no par value; stated value $1,000 per share; 5 shares issued and outstanding at December 31, 2023; aggregate liquidation preference of $5,296 as of December 31, 2023	—	5,126

SHAREHOLDERS’ (DEFICIT) EQUITY
Preferred stock, no par value, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 230,000 shares authorized; 17,453 and 8,261 shares issued and outstanding at December 31, 2024 and 2023, respectively	338,244	310,295
Accumulated other comprehensive income	21	49
Accumulated deficit	(350,539)	(289,876)
Total shareholders’ (deficit) equity	(12,274)	20,468
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$35,081	$74,892

The accompanying notes are an integral part of these consolidated financial statements.

ONCOCYTE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2024	2023
Net revenue	$1,881	$1,503

Cost of revenues	1,053	1,002
Cost of revenues – amortization of acquired intangibles	88	88
Gross profit	740	413

Operating expenses:
Research and development	9,839	9,294
Sales and marketing	3,944	2,795
General and administrative	10,204	11,182
Change in fair value of contingent consideration	(4,275)	(5,762)
Impairment losses	41,900	6,757
Impairment loss on held for sale assets	169	1,283
Total operating expenses	61,781	25,549

Loss from operations	(61,041)	(25,136)

Other (expenses) income:
Interest expense	(84)	(52)
Loss on marketable equity securities	—	(61)
Other income, net	462	394
Total other income, net	378	281

Loss from continuing operations	(60,663)	(24,855)

Loss from discontinued operations (Note 13)	—	(2,926)

Net loss	$(60,663)	$(27,781)

Net loss per share (Note 2):
Net loss from continuing operations - basic and diluted	$(60,926)	$(25,797)
Net loss from discontinued operations - basic and diluted	$—	$(2,926)
Net loss attributable to common stockholders - basic and diluted	$(60,926)	$(28,723)

Net loss from continuing operations per share - basic and diluted	$(4.66)	$(3.37)
Net loss from discontinued operations per share - basic and diluted	$—	$(0.38)
Net loss attributable to common stockholders per share - basic and diluted	$(4.66)	$(3.75)

Weighted average shares outstanding - basic and diluted	13,071	7,651

The accompanying notes are an integral part of these consolidated financial statements.

ONCOCYTE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2024	2023
Net loss	$(60,663)	$(27,781)
Foreign currency translation adjustments	(28)	10
Comprehensive loss	$(60,691)	$(27,771)

The accompanying notes are an integral part of these consolidated financial statements.

ONCOCYTE CORPORATION

CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ (DEFICIT) EQUITY

(In thousands)

	Year Ended December 31, 2024
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity (Deficit)
Balance at December 31, 2023	5	$5,126	8,261	$310,295	$49	$(289,876)	$20,468
Net Loss	—	—	—	—	—	(60,663)	(60,663)
Foreign currency translation adjustment	—	—	—	—	(28)	—	(28)
Stock-based compensation	—	—	—	1,753	—	—	1,753
Vesting of bonus awards	—	—	—	52	—	—	52
Sale of common shares, net of financing costs	—	—	8,538	24,638	—	—	24,638
Sale of common shares under at-the-market transactions, net of financing costs	—	—	611	1,661	—	—	1,661
Shares issued upon vesting of RSUs	—	—	4	—	—	—	—
Shares issued for consultant services	—	—	39	108	—	—	108
Redemption of Series A redeemable convertible preferred stock	(5)	(5,389)	—	—	—	—	—
Accretion of Series A convertible preferred stock to redemption value	—	263	—	(263)	—	—	(263)
Balance at December 31, 2024	—	$—	17,453	$338,244	$21	$(350,539)	$(12,274)

	Year Ended December 31, 2023
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance at December 31, 2022	6	$5,302	5,932	$294,929	$39	$(260,676)	$34,292
Cumulative change in accounting principle (Note 2)	—	—	—	—	—	(1,419)	(1,419)
Balance at January 1, 2023, as adjusted	6	5,302	5,932	294,929	39	(262,095)	32,873
Net loss	—	—	—	—	—	(27,781)	(27,781)
Foreign currency translation adjustment	—	—	—	—	10	—	10
Stock-based compensation	—	—	—	2,760	—	—	2,760
Vesting of bonus awards	—	—	—	91	—	—	91
Sale of common shares, net of financing costs	—	—	2,275	13,421	—	—	13,421
Deemed dividend on Series A redeemable convertible preferred stock	—	118	—	(118)	—	—	(118)
Shares issued upon vesting of RSUs	—	—	45	—	—	—	—
Shares issued for consultant services	—	—	9	36	—	—	36
Redemption of Series A redeemable convertible preferred stock	(1)	(1,118)	—	—	—	—	—
Accretion of Series A convertible preferred stock to redemption value	—	824	—	(824)	—	—	(824)
Balance at December 31, 2023	5	$5,126	8,261	$310,295	$49	$(289,876)	$20,468

The accompanying notes are an integral part of these consolidated financial statements.

ONCOCYTE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,663)	$(27,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,476	1,592
Amortization of intangible assets	88	88
Stock-based compensation	1,753	2,760
Equity compensation for bonus awards and consulting services	160	127
Loss on marketable equity securities	—	61
Change in fair value of contingent consideration	(4,275)	(5,762)
Impairment losses	41,900	6,757
Loss on disposal of discontinued operations	—	1,521
Impairment loss on held for sale assets	169	1,283
Changes in operating assets and liabilities:
Accounts receivable	(1,129)	109
Inventories	(410)	—
Prepaid expenses and other assets	(458)	784
Accounts payable and accrued liabilities	967	(4,757)
Lease assets and liabilities	(291)	(107)
Net cash used in operating activities	(20,713)	(23,325)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable equity securities	—	367
Proceeds from sale of equipment	4	354
Construction in progress and purchases of furniture and equipment	(516)	(281)
Cash sold in discontinued operations (Note 13)	—	(1,372)
Net cash used in investing activities	(512)	(932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	26,012	13,848
Financing costs to issue common shares	(1,374)	(427)
Proceeds from sale of common shares under at-the-market transactions	1,802	—
Financing costs for at-the-market sales	(421)	—
Redemption of Series A redeemable convertible preferred shares	(5,389)	(1,118)
Repayment of financing lease obligations	(201)	(117)
Net provided by financing activities	20,429	12,186

NET CHANGE IN CASH, CASH EQUIVALENTS (INCLUDES DISCONTINUED OPERATIONS) AND RESTRICTED CASH	(796)	(12,071)

CASH, CASH EQUIVALENTS (INCLUDES DISCONTINUED OPERATIONS) AND RESTRICTED CASH, BEGINNING	11,132	23,203
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING	$10,336	$11,132

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$42	$7
Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Construction in progress, machinery and equipment purchases included in accounts payable and accrued liabilities	$570	$—
Accretion of Series A convertible preferred stock	$263	$824
Lease assets obtained in exchange for lease liabilities	$1,202	$—

The accompanying notes are an integral part of these consolidated financial statements.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of the Business

Oncocyte Corporation (“Oncocyte,” the “Company,” “we,” “our” or “us”), incorporated in 2009 in California, is a pioneering diagnostics technology company. Our mission is to democratize access to novel molecular diagnostic testing to improve patient outcomes. Our current intellectual property comprises three general areas: 1) organ transplant, 2) oncology therapy selection, and 3) oncology therapy monitoring. Within these categories, we have developed or are in the process of developing laboratory developed tests (“LDTs”) that can be run at our Nashville, Tennessee lab, kitted research use only (“RUO”) tests, and kitted clinical tests that can be run by local labs.

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

As a result of the divestiture of Razor, the Company has reflected the 2023 operations of Razor as a discontinued operation. See Note 13, “Discontinued Operations of Razor” for additional information.

Liquidity

Oncocyte has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $350.5 million as of December 31, 2024. Oncocyte expects to continue to incur operating losses and negative cash flows for the foreseeable future. Since its formation, Oncocyte has financed its operations primarily through the sale of shares of its common stock, convertible preferred stock and warrants to acquire common stock. As of December 31, 2024, Oncocyte had $8.6 million of cash and cash equivalents. On February 10, 2025, we raised substantial additional capital as discussed below.

Oncocyte received a positive coverage decision from MolDx for GraftAssureCore (Kidney) in August of 2023, and it became commercially available for ordering in January 2024 through Oncocyte’s Clinical Laboratory Improvements Amendment (“CLIA”) Laboratory in Nashville, Tennessee. GraftAssureCore (Kidney) is now broadly available to transplant professionals upon request. In July 2024, Oncocyte began to commercialize the technology underlying GraftAssureCore (Kidney) by distributing its sister product, GraftAssureIQ, which is intended to be sold and used for research purposes and is labeled as RUO. Oncocyte expects to distribute its RUO production through a mix of direct sales, partnering and distribution agreements, and licensing. In December 2024, we confirmed Medicare reimbursement for also monitoring certain high-risk patients, that is, those with newly developed donor-specific antibodies.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the field of oncology, Oncocyte is continuing to develop DetermaIO, a test with promising data supporting its potential to help identify patients likely to respond to checkpoint inhibitor drugs. This new class of drugs modulate the immune response and show activity in multiple solid tumor types including non-small cell lung cancer, and triple negative breast cancer. A kitted research product format of the underlying technology began proof-of-concept development in 2023. The application of immunotherapy is a global problem, so we expect partnering opportunities for each of our products as they reach clinical maturity. We also expect to begin commercializing our oncology product line, which includes DetermaIO, over the next 15 months.

On April 5, 2024, the Company entered into a global strategic partnership agreement with Bio-Rad Laboratories, Inc. (“Bio-Rad”) to collaborate in the development and the commercialization of RUO and in vitro diagnostic (“IVD”) kitted transplant products for clinical use. See Note 10, “Collaborative Arrangements” for additional information. On November 8, 2024, the Company and Bio-Rad entered into a memorandum of understanding with respect to such agreement to establish additional activities to be performed by each party pursuant to such agreement (see Note 10).

On April 15, 2024, the Company consummated a private placement of its securities to certain accredited investors (the “April 2024 Offering”). The resulting net proceeds were approximately $9.9 million, after deducting offering expenses of $538,000 and deducting $5.4 million for the redemption of all remaining shares of the Company’s Series A Redeemable Convertible Preferred Stock. These net proceeds are inclusive of an investment from Bio-Rad (see Note 9), our aforementioned global strategic partner. See Note 7, “Common Stock – April 2024 Offering,” for additional information.

On August 1, 2024, the Company filed a shelf registration statement on Form S-3, pursuant to which it registered for sale up to $100.0 million of any combination of its common stock, preferred stock, warrants and/or units from time to time and at prices and on terms that it may determine (the “Primary Shelf Registration Statement”). On August 9, 2024, the Company entered into a sales agreement with a sales agent, pursuant to which the Company may offer and sell from time to time up to an aggregate of $7.5 million of shares of the Company’s common stock, registered on the Primary Shelf Registration Statement, through the sales agent through an at-the-market facility (the “August 2024 Offering”). As of December 31, 2024, net proceeds to the Company from the sale of such shares were approximately $1.7 million. See Note 7, “Common Stock – August 2024 Offering,” for additional information. On February 8, 2025, the Company terminated this sales agreement. As a result, the Company may not make any further sales pursuant to such at-the-market facility. See Note 14, “Subsequent Events” for additional information.

On October 4, 2024, the Company consummated a private placement of its securities to certain accredited investors (the “October 2024 Offering”). The gross proceeds from the October 2024 Offering were approximately $10.2 million. After deducting placement agent fees and expenses and offering expenses payable by the Company of $836,000, the resulting net proceeds were approximately $9.4 million. These net proceeds are inclusive of an investment from Bio-Rad (see Note 9), our aforementioned global strategic partner. See Note 7, “Common Stock – October 2024 Offering” for additional information.

On February 10, 2025, the Company consummated a registered direct offering and concurrent private placement of its securities to certain accredited investors (the “February 2025 Offering”). The aggregate gross proceeds from the February 2025 Offering were approximately $29.1 million. After deducting offering expenses payable by the Company of $480,000, the resulting net proceeds were approximately $28.7 million. These net proceeds are inclusive of an investment from Bio-Rad (see Note 9), our aforementioned global strategic partner. See Note 14, “Subsequent Events – Private Placement Transaction” and “Subsequent Events – Registered Direct Offering” for additional information.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements included in this Annual Report on Form 10-K (this “Report”) are issued. This evaluation initially does not take into consideration the potential mitigating effect of our plans that have not been fully implemented as of the date the consolidated financial statements included in this Report are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of our plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that such financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that such financial statements are issued. In performing this analysis, we excluded certain elements of our operating plan that cannot be considered probable.

Although it is difficult to predict the Company’s liquidity requirements, based on the going concern evaluation discussed above, management believes that it will have sufficient cash to meet its projected operating requirements for at least the next twelve months following the issuance of these consolidated financial statements. The factors that previously raised substantial doubt about the Company's ability to continue as a going concern in the prior year were resolved in part as a result of the February 2025 Offering described above. Accordingly, management has concluded that substantial doubt does not exist about the Company's ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements. However, the Company anticipates that it will continue to generate operating losses and negative operating cash flows for the foreseeable future as it continues the development of its various programs and incurs additional costs associated with being a public company.

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

On April 15, 2021, with the acquisition of Chronix Biomedical, Inc. (“Chronix”) pursuant to an Agreement and Plan of Merger dated February 2, 2021, amended February 23, 2021, and amended and restated as of April 15, 2021 (as amended and restated, the “Chronix Merger Agreement”), by and among Oncocyte, CNI Monitor Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Oncocyte, Chronix became a wholly-owned subsidiary of Oncocyte (the “Chronix Merger”), and on that date Oncocyte began consolidating Chronix’s operations and results with Oncocyte’s operations and results (see Note 3).

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain prior period amounts in the consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the current period presentation. Included in such prior period amounts are the contingent consideration liabilities, current balance of $2.3 million, which was previously presented as accrued severance from acquisition on the consolidated balance sheet, and the same amount is reflected in the beginning balances of the Level 3 fair value roll forwards in Note 3, “Business Combinations and Contingent Consideration – Acquisition of Chronix Biomedical, Inc.” These changes had no impact on the previously reported consolidated financial condition, results of operations or cash flows.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates estimates which are subject to significant judgment, including, but not limited to, valuation methods used, assumptions requiring the use of judgment to prepare financial projections and forecasted financial information, timing of potential commercialization of acquired in-process intangible assets, applicable discount rates, probabilities of the likelihood of multiple outcomes of certain events related to contingent consideration, comparable companies or transactions, determination of fair value of the assets acquired and liabilities assumed (including those relating to contingent consideration), the carrying value of any goodwill and other intangibles and related impairments, assumptions related to going concern assessments, revenue recognition, allowances for credit losses, allocation of direct and indirect expenses, useful lives associated with long-lived intangible and other assets, key assumptions in operating and financing leases including incremental borrowing rates, loss contingencies, valuation allowances related to deferred income taxes, and assumptions used to value stock-based awards and other equity instruments. These assessments are made in the context of information reasonably available to Oncocyte. Actual results may differ materially from those estimates.

Segment Reporting

In accordance with ASC 280, Segment Reporting, Oncocyte’s management views it’s operations as one reportable segment that includes the research, development and commercialization of diagnostic tests, including molecular diagnostic services to pharmaceutical customers. See Note 11 for additional information.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For cashflow reporting purposes, the Company combines the reported balance sheet amounts from cash and cash equivalents with restricted cash (noncurrent). As of December 31, 2024 and 2023, the aggregate amount of such ending balances were $10.3 million and $11.1 million, respectively, as presented on the consolidated statements of cash flows.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketable Equity Securities

Oncocyte accounts for shares of public common stock it may hold as marketable equity securities in accordance with ASC 321-10, Investments – Equity Securities, as the shares have a readily determinable fair value quoted on national stock exchange. The securities are measured at fair value, with related gains and losses in the value of such securities recorded in the consolidated statements of operations in other income or expense, and are reported as current assets in the consolidated balance sheet based on the closing trading price of the security as of the date being presented. During the fourth quarter of 2023, Oncocyte sold its remaining marketable equity securities for an aggregate realized loss of approximately $1.4 million. During the year ended December 31, 2023, in connection with the sale, Oncocyte recorded the remaining loss on marketable equity securities of $61,000.

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

Inventories

Inventories include raw materials, work-in-process and finished goods and are valued at the lower of cost or net realizable value. In September 2024, the Company capitalized certain initial RUO inventory costs in connection with its collaboration arrangement with Bio-Rad to develop and commercialize its GraftAssureIQ RUO kitted tests and eventual IVD kitted transplant testing products. See Note 10, “Collaborative Arrangements” for additional information. As of December 31, 2024, inventories were comprised of raw materials of $207,000 and finished goods of $203,000.

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

The Company has entered into various agreements to sell laboratory equipment. As a result, the Company classified the equipment as held for sale current assets in the consolidated balance sheets, as all the criteria of ASC subtopic 360-10, Property, Plant, and Equipment had been met. The equipment was written down to its fair value, less cost to sell, the remainder of which was $139,000 as of December 31, 2023. During the fourth quarter of 2024, the Company placed the remaining equipment items back into service. During the years ended December 31, 2024 and 2023, the Company recorded an impairment loss on held for sale assets of $169,000 and $1.3 million, respectively, in the consolidated statements of operations.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discontinued operations comprise activities that were disposed of, discontinued or held for sale at the end of the period, represent a separate major line of business that can be clearly distinguished for operational and financial reporting purposes and represent a strategic business shift having a major effect on the Company’s operations and financial results according to ASC Topic 205, Presentation of Financial Statements. Razor has been reflected as a discontinued operation in the 2023 consolidated financial statements. See Note 13, “Discontinued Operations of Razor” for additional information.

Property and Equipment

Machinery and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally over a period of 3 to 10 years. For equipment purchased under financing leases, Oncocyte amortizes the equipment based on the shorter of the useful life of the equipment or the term of the lease, ranging from 3 to 5 years, depending on the nature and classification of the financing lease. Maintenance and repairs are expensed as incurred whereas significant renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is reflected in Oncocyte’s results of operations.

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

Oncocyte does not have intangible assets with indefinite useful lives other than the acquired IPR&D discussed in Note 5, which as of December 31, 2024, has been partially impaired.

When applicable, goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill, similar to IPR&D, is not amortized but is tested for impairment at least annually, or if circumstances indicate that it is more-likely-than-not that the carrying value of the associated reporting unit exceeds its fair value. Qualitative factors considered in this assessment include industry and market conditions, overall financial performance, and other relevant events and factors affecting Oncocyte’s business. Based on the qualitative assessment, if it is determined that the fair value of goodwill is more-likely-than-not to be less than its carrying amount, the fair value of a reporting unit will be calculated and compared with its carrying amount and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value. Oncocyte continues to operate in one segment and is considered to be the sole reporting unit and, therefore, goodwill is tested for impairment at the enterprise level, when applicable.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with ASC 350, we review and evaluate our long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that we may not recover their net book value. When applicable, we test for impairment on an annual basis in the fourth quarter of each year, and between annual tests, if indicators of potential impairment exist, using a fair-value approach. We typically use an income method to estimate the fair value of these assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates). Estimates utilized in the projected cash flows include consideration of macroeconomic conditions, overall category growth rates, competitive activities, cost containment and margin expansion, Company business plans, the underlying product or technology life cycles, economic barriers to entry, and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

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

Impairment of Long-Lived Assets

Oncocyte’s long-lived assets consist primarily of intangible assets, right-of-use assets for operating and financing leases, customer relationships, and machinery and equipment. If events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying value of the asset over its fair value, is recorded.

Leases

Oncocyte accounts for leases in accordance with ASC 842, Leases. Oncocyte determines if an arrangement is a lease at inception. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. Under the available practical expedients for the adoption of ASC 842, Oncocyte accounts for the lease and non-lease components as a single lease component. Oncocyte recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months in the consolidated balance sheet. ROU assets represent the right to use an underlying asset during the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most leases do not provide an implicit rate, Oncocyte uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Oncocyte uses the implicit rate when it is readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that Oncocyte will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating leases include office leases and related ROU lease liabilities, current and long-term, in the consolidated balance sheets. Financing leases include machinery and equipment and related financing lease liabilities, current and long-term, in the consolidated balance sheets (see “Property and Equipment” above for more information). Oncocyte discloses the amortization of our operating lease ROU assets and payments as a net amount in the consolidated statements of cash flows. Oncocyte has entered into various operating and financing leases in accordance with ASC 842 as further discussed in Note 6.

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

The following table presents consolidated revenues by service:

	Years Ended December 31,
	2024	2023
	(In thousands)
Pharma Services	$1,859	$1,467
Laboratory Developed Test Services	22	36
Total	$1,881	$1,503

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Completion of the service and satisfaction of the performance obligation is typically evidenced by acknowledgment of completed services, and access to the report or test made available to the customer or any other form or applicable manner of delivery defined in the Pharma Services Agreements. However, for certain SOWs under which work is performed pursuant to the customer’s highly customized specifications, Oncocyte has the enforceable right to bill the customer for work completed, rather than upon completion of the SOW. For those SOWs, Oncocyte recognizes revenue over a period during which the work is performed using a formula that accounts for expended efforts, generally measured in labor hours, as a percentage of total estimated efforts for the completion of the SOW. As performance obligations are satisfied under the Pharma Services Agreements, any amounts earned as revenue and billed to the customer are included in accounts receivable. Any revenues earned but not yet billed to the customer as of the date of Oncocyte’s consolidated financial statements are recorded as contract assets and are included in other current assets as of the financial statement date. Amounts recorded in contract assets are reclassified to accounts receivable in Oncocyte’s consolidated balance sheets when the customer is invoiced according to the billing schedule in the contract.

As of December 31, 2024 and 2023, Oncocyte had gross accounts receivable from Pharma Services customers of $1.6 million and $489,000, respectively.

Allowance for Credit Losses

Oncocyte establishes an allowance for credit losses based on the evaluation of the collectability of its Pharma Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial condition, reasonable and supportable forecast that affect the collectability of the reported amount, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. Oncocyte continuously monitors collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the credit loss reserve accounts. As of December 31, 2024 and 2023, Oncocyte had an allowance for credit losses of $16,000 and $5,000, respectively, related to Pharma Services.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024 and 2023, Oncocyte had no accounts receivable from Medicare and Medicare Advantage covered DetermaRx tests. Laboratory Developed Test Services revenue recorded during the years ended December 31, 2024 and 2023 was the result of payments received.

Allowance for Credit Losses

Oncocyte maintained an allowance for credit losses related to Laboratory Developed Test Services at an amount we estimated to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. We based this allowance, in the aggregate, on historical collection experience, age of receivables and general economic conditions, as well as specific identification of uncollectible accounts. We initially established an allowance in 2022 in connection with remaining Medicare and Medicare Advantage account balances and continued to add to the allowance as appropriate. In the first quarter of 2023, in connection with the adoption of the new current expected credit loss model, the Company determined that the Medicare and Medicare Advantage accounts receivable net balance at December 31, 2022 of approximately $1.4 million was uncollectible and should therefore be written-off. Accordingly, the Company recorded a cumulative-effect adjustment of such amount to the opening accumulated deficit balance as of January 1, 2023, as presented in the consolidated statement of shareholders' equity. The impact of recording such adjustment on our consolidated balance sheet as of January 1, 2023, was to reduce our net accounts receivable and increase our accumulated deficit balances by $1.4 million. As of December 31, 2023, we had no allowance for credit losses related to Laboratory Developed Test Services. The 2023 allowance for credit losses activity included a beginning balance of $154,000, no credit loss provisions, and the full write-off to an ending balance of zero as of December 31, 2023.

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

Disaggregation of Revenues and Concentrations of Credit Risk

The following table presents the percentage of consolidated revenues by service:

	Years Ended December 31,
	2024	2023
Pharma Services	99%	98%
Laboratory Developed Test Services	1%	2%
Total	100%	100%

The following table presents the percentage of consolidated revenues generated by unaffiliated customers, based on the respective periods presented, that individually represented greater than ten percent of consolidated revenues:

	Years Ended December 31,
	2024	2023
Pharma services - Company A	84%	47%
Pharma services - Company B	*	27%
Pharma services - Company C	*	11%

* Less than 10%

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the percentage of consolidated revenues attributable to geographical locations, based on country of domicile:

	Years Ended December 31,
	2024	2023
United States – Pharma Services	88%	59%
Outside of the United States – Pharma Services	11%	39%
United States – Laboratory Developed Test Services	1%	2%
Total	100%	100%

Refer to Note 11, “Segment Reporting” for additional information about geographical revenues and long-lived tangible assets.

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable. The Company places its cash equivalents primarily in highly rated money market funds. Cash and cash equivalents are also invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. The Company has not experienced any significant losses on its deposits of cash and cash equivalents.

One Pharma Services customer individually represented approximately 97% of accounts receivable as of December 31, 2024. Two Pharma Services customers individually represented approximately 79% and 13% of accounts receivable as of December 31, 2023.

The Company had accounts payable to three vendors that represented approximately 37%, 28% and 14% of accounts payable as of December 31, 2024, and four vendors that represented approximately 32%, 21%, 12% and 11% of accounts payable as of December 31, 2023.

The Company has a concentration in the volume of business transacted with Bio-Rad, its global strategic partner. In 2024, the Company entered into an agreement with Bio-Rad to collaborate in the development and the commercialization of RUO and IVD kitted transplant products using Bio-Rad’s ddPCR instruments and reagents, pursuant to which it is dependent on Bio-Rad with respect to many of its ongoing operations and future target performance. See Note 9, “Related Party Transactions” and Note 10, “Collaborative Arrangements” for additional information.

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

Research and Development Expenses

Research and development expenses are comprised of costs incurred to develop technology, which include salaries and benefits (including stock-based compensation), laboratory expenses (including reagents and supplies used in research and development laboratory work), infrastructure expenses (including depreciation expense and allocated facility occupancy costs), and contract services and other outside costs. Indirect research and development expenses are allocated primarily based on headcount, as applicable, and include rent and utilities, common area maintenance, telecommunications, property taxes and insurance. Research and development costs are expensed as incurred. Certain research and development expenses are attributed to our global strategic collaboration arrangement with Bio-Rad for commercializing our RUO kitted test product. See Note 10, “Collaborative Arrangements” for additional information.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs and related benefits, including stock-based compensation, trade show expenses, branding and positioning expenses, and consulting fees. Sales and marketing expenses also include indirect expenses for applicable overhead allocated based on headcount, and include allocated costs for rent and utilities, common area maintenance, depreciation expense, telecommunications, property taxes and insurance. During the years ended December 31, 2024 and 2023, Oncocyte’s total advertising expenses were $258,000 and $190,000, respectively. Certain sales and marketing expenses are attributed to our global strategic collaboration arrangement with Bio-Rad for commercializing our RUO kitted test product. See Note 10, “Collaborative Arrangements” for additional information.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and related benefits (including stock-based compensation) for executive and corporate personnel, professional and consulting fees, rent and utilities, common area maintenance, depreciation expense, telecommunications, property taxes and insurance. Certain general and administrative expenses are attributed to our global strategic collaboration arrangement with Bio-Rad for commercializing our RUO kitted test product. See Note 10, “Collaborative Arrangements” for additional information.

Stock-Based Compensation

Oncocyte recognizes compensation expense related to employee, Board of Director and other non-employee option grants and restricted stock grants in accordance with ASC 718, Compensation – Stock Compensation.

Oncocyte estimates the fair value of stock-based payment awards on the grant date and recognizes the resulting fair value over the requisite service period, which is generally a four-year vesting period. For stock-based awards that vest only upon the attainment of one or more performance goals set by Oncocyte at the time of the grant (sometimes referred to as milestone vesting), compensation cost is recognized if and when Oncocyte determines that it is probable that the performance condition or conditions will be, or have been, achieved. Oncocyte uses the Black-Scholes option pricing model for estimating the fair value of time-based options granted under Oncocyte’s equity plan. The fair value of each restricted stock unit (“RSU”) or award (“RSA”) is determined by the product of the number of units or shares granted and the grant date market price of the underlying common stock. Oncocyte has elected to treat stock-based payment awards with graded vesting schedules and time-based service conditions as a single award and recognizes stock-based compensation ratably on a straight-line basis over the requisite service period. Options have a maximum contractual term of ten years. Forfeitures are accounted for as they occur. Refer to Note 8 for additional information.

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

Retirement Plan

Oncocyte has an employee savings and retirement plan under Section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan in which eligible employees may elect to have a percentage of their compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. During the years ended December 31, 2024 and 2023, Oncocyte’s total contributions to the plan were $318,000 and $310,000, respectively.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

Oncocyte and its subsidiaries will file a consolidated U.S. federal income tax return and combined California state return for the year ended December 31, 2024. Oncocyte accounts for income taxes in accordance with ASC 740, Income Taxes, which prescribes the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect.

Oncocyte did not record any provision or benefit for income taxes for the years ended December 31, 2024 and 2023, as Oncocyte had a full valuation allowance for the periods presented.

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

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Oncocyte will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2024 and 2023. Oncocyte is not aware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation as of December 31, 2024. Oncocyte is currently unaware of any tax issues under review. As of December 31, 2024 and 2023, the Company had unrecognized tax benefits totaling $1.1 million and $2.3 million, respectively. See Note 12 for additional information.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Loss Per Common Share

Basic loss per share is computed by dividing the net loss applicable to common stockholders after deducting cumulative unpaid dividends and accretion of the preferred stock, by the weighted average number of shares of common stock outstanding during the year. The 2024 weighted average shares outstanding - basic in the following table includes the effects of pre-funded warrants that were issued in April 2024 (refer to Note 7, “Common Stock Purchase Warrants” for additional information). Diluted loss per share is computed by dividing the net loss applicable to common stockholders after deducting cumulative unpaid dividends and accretion of the preferred stock, by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method or the if-converted method, or the two-class method for participating securities, whichever is more dilutive. Potential common shares are excluded from the computation if their effect is antidilutive. On February 10, 2025, the Company consummated the February 2025 Offering that included the issuance of an aggregate of 11,146,463 shares of common stock of the Company and pre-funded warrants to purchase up to 3,069,925 shares of common stock. See Note 14, “Subsequent Events – Private Placement Transaction” and “Subsequent Events – Registered Direct Offering” for additional information.

For the years ended December 31, 2024 and 2023, all common stock equivalents are antidilutive because Oncocyte reported a net loss. The following table presents the calculation of basic and diluted loss per share of common stock:

	Years Ended December 31,
	2024	2023
	(In thousands, except per share data)
Numerators:
Loss from continuing operations	$(60,663)	$(24,855)
Accretion of Series A redeemable convertible preferred stock	(263)	(824)
Deemed dividend on Series A redeemable convertible preferred stock	—	(118)
Net loss from continuing operations - basic and diluted	$(60,926)	$(25,797)

Loss from discontinued operations	$—	$(2,926)
Net loss from discontinued operations - basic and diluted	$—	$(2,926)

Net loss	$(60,663)	$(27,781)
Accretion of Series A redeemable convertible preferred stock	(263)	(824)
Deemed dividend on Series A redeemable convertible preferred stock	—	(118)
Net loss attributable to common stockholders - basic and diluted	$(60,926)	$(28,723)

Denominator:
Weighted average shares outstanding - basic and diluted	13,071	7,651

Net loss per share:
Net loss from continuing operations per share - basic and diluted	$(4.66)	$(3.37)
Net loss from discontinued operations per share - basic and diluted	$—	$(0.38)
Net loss attributable to common stockholders per share - basic and diluted	$(4.66)	$(3.75)

Anti-dilutive potential common shares excluded from the computation of diluted net loss per common share:
Stock options	1,091	532
RSUs	100	5
Warrants	761	820
Series A redeemable convertible preferred stock	—	5
Total	1,952	1,362

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Recently Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this Update: (i) require enhanced disclosures about significant segment expenses, (ii) clarify that if the chief operating decision maker uses more than one measure of a segment’s profit or loss, a public entity may report one or more of those additional measures of segment profit or loss, (iii) require disclose of the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (iv) require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this Update and all existing segment disclosures in Topic 280. The amendments in this Update should be applied retrospectively. The Company adopted this ASU as of December 31, 2024 and has included the new requirements in Note 11, “Segment Reporting.” The adoption of this new standard did not have an impact on the Company’s consolidated balance sheets and consolidated statements of operations, comprehensive loss, shareholders' (deficit) equity and cash flows.

Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to address investor requests for more transparency about income tax information by requiring improvements to income tax disclosures, including, (i) consistent categories and greater disaggregation of information in the rate reconciliation, and (ii) income taxes paid disaggregated by jurisdiction. Additional amendments in this Update improve the effectiveness and comparability of disclosures by, (i) adding disclosures of pretax income (or loss) and income tax expense (or benefit), and (ii) removing disclosures that no longer are considered cost beneficial or relevant. The amendments in this Update should be applied prospectively (retrospective application is permitted) and are effective for annual periods beginning after December 15, 2024, with early adoption permitted. Management is currently evaluating the impact that the amendments in this Update will have on the Company’s financial statement disclosures. The adoption of this new standard will not have an impact on the Company’s consolidated balance sheets and consolidated statements of operations, comprehensive loss, shareholders' (deficit) equity and cash flows.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to address investor requests for more detailed information about certain types of reported costs and expenses. The amendments in this Update require disclosure, in the notes to financial statements, at each interim and annual reporting period an entity: 1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, and (d) intangible asset amortization included in each expense caption presented on the face of the income statement within continuing operations; 2) include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; 3) disclose a qualitative description of the amounts remaining that are not separately disaggregated quantitatively; and 4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this Update should be applied either prospectively or retrospectively, and are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027,with early adoption permitted. Management is currently evaluating the impact that the amendments in this Update will have on the Company’s financial statement disclosures. The adoption of this new standard will not have an impact on the Company’s consolidated balance sheets and consolidated statements of operations, comprehensive loss, shareholders' (deficit) equity and cash flows.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the contingent consideration after the Insight Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s consolidated statements of operations. Since December 2023, Milestone 1 and Royalty 2 (Pharma Services) are not expected to be paid and are excluded from the current fair value. During 2024, based on Oncocyte’s reassessment of significant assumptions, there was an increase of approximately $553,000 to the fair value of the contingent consideration primarily attributable to revised estimates of the possible future payouts and, accordingly, this amount was recorded as a change in fair value of contingent consideration in the consolidated statement of operations for the year ended December 31, 2024.

Oncocyte uses a discounted cash flow valuation technique to determine the fair value of its Level 3 contingent consideration liabilities. The significant unobservable inputs used in Insight’s contingent consideration valuation on December 31, 2024, included: (i) a discount period, based on the expected Milestone payment dates, ranging from 1.7 years to 7.8 years, (ii) a discount rate of 13.2% to 13.5%, and (iii) a management probability estimate of 25% to 50%. The significant unobservable inputs used in Insight’s contingent consideration valuation on December 31, 2023, included: (i) a discount period, based on the expected Milestone payment dates, ranging from 1.3 years to 1.5 years, (ii) a discount rate of 13.9%, and (iii) a management probability estimate of 25% to 50%. Changes to significant unobservable inputs to different amounts could result in a significantly higher or lower fair value measurement at the reporting date.

The following tables reflect the activity for the Insight contingent consideration measured at fair value using Level 3 inputs:

Fair Value
(In thousands)
Balance at December 31, 2022	$5,370
Change in estimated fair value	(3,330)
Balance at December 31, 2023	$2,040

Balance at December 31, 2023	$2,040
Change in estimated fair value	553
Balance at December 31, 2024	$2,593

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the Chronix contingent consideration after the Chronix Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s consolidated statements of operations. During 2024, based on Oncocyte’s reassessment of significant assumptions, there was a decrease of approximately $4.8 million to the fair value of the contingent consideration primarily attributable to revised estimates of the possible future payouts and, accordingly, this amount was recorded as a change in fair value of contingent consideration in the consolidated statement of operations for the year ended December 31, 2024.

Oncocyte uses a discounted cash flow valuation technique to determine the fair value of its Level 3 contingent consideration liabilities. The significant unobservable inputs used in Chronix’s contingent consideration valuation on December 31, 2024, included: (i) a discount period, based on the related patent expiration dates, ranging from 9.8 years to 10.7 years, (ii) a discount rate of 13.1% to 13.6%, and (iii) a payout percentage of 10% based on the earnout provision. The significant unobservable inputs used in Chronix’s contingent consideration valuation on December 31, 2023, included: (i) a discount period, based on the related patent expiration dates, ranging from 9.9 years to 11.7 years, (ii) a discount rate of 14.7% to 15.8%, and (iii) a payout percentage of 10% based on the earnout provision. Changes to significant unobservable inputs to different amounts could result in a significantly higher or lower fair value measurement at the reporting date.

The following tables reflect the activity for the Chronix contingent consideration measured at fair value using Level 3 inputs:

Fair Value
(In thousands)
Balance at December 31, 2022	$42,606
Change in estimated fair value	(2,432)
Balance at December 31, 2023	$40,174

Balance at December 31, 2023	$40,174
Change in estimated fair value	(4,828)
Balance at December 31, 2024	$35,346

As of December 31, 2024 and 2023, the total Chronix contingent consideration fair values, as presented in the tables above, include $2.3 million of severance obligations related to the Chronix acquisition. The accompanying consolidated balance sheets separately present the Insight and Chronix total contingent consideration liabilities as current and noncurrent based on our expectations of the timing of product commercialization and subsequent revenues that trigger the payouts. Contingent consideration is not deductible for tax purposes, even if paid; therefore, no deferred tax assets related to the contingent consideration were recorded.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment, Net

Right-of-use and financing lease assets, net, machinery and equipment, net, and construction in progress were as follows:

	December 31,
	2024	2023
	(In thousands)
Right-of-use and financing lease assets	$5,323	$4,036
Machinery, equipment and leasehold improvements	8,366	6,909
Accumulated depreciation and amortization	(7,705)	(6,235)
Right-of-use and financing lease assets and machinery and equipment, net	5,984	4,710
Construction in progress	340	726
Total	$6,324	$5,436

Property and equipment depreciation and amortization expense amounted to $1.5 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively.

During the third quarter of 2023, in connection with a new sublease arrangement (see Note 6), the Company identified circumstances that indicated a potential impairment of certain leasehold improvements and after a valuation was performed, management concluded that such leasehold improvements were impaired. Accordingly, the Company recorded an impairment of approximately $1.8 million. The Company used a discounted cash flow valuation method to determine the Level 3 fair value of the leasehold improvements. The significant unobservable inputs used, effective as of September 30, 2023, included: (i) a discount period of 50 months based on the required sublease payments, and (ii) a discount rate of 7.25%. This valuation approach yielded a fair value of $1.2 million as of September 30, 2023.

5. Intangible Assets, Net

As part of the Insight and Chronix acquisitions completed on January 31, 2020 and April 15, 2021, respectively, the Company has acquired IPR&D and customer relationships (see Note 3).

During the first quarter of 2023, due to changes in management and the economic condition of the Company, management shifted the Company’s business strategy to direct efforts on fewer studies and to transition from tests that are LDTs to RUO. Due to the change in strategy, the Company’s long range plan forecasts were updated, resulting in a change to anticipated future benefits derived from the Company’s assets. The change in strategy represented a significant indicator for change in value of the Company’s long-lived assets. The original IPR&D balances were reassessed based on the updated long range plan, using the multi-period excess earnings method (“MPEEM”) approach. The results of the valuations noted that the carrying value of the DetermaIO related IPR&D intangible assets was greater than the fair market value, whereas the carrying value of the DetermaCNI related IPR&D intangible assets was lower than the fair market value. Accordingly, the Company recorded an impairment of approximately $5.0 million related to DetermaIO as of March 31, 2023. During the fourth quarter of 2023, the IPR&D balances were reassessed using the MPEEM approach and the results of the valuations noted that the carrying values of the DetermaIO and DetermaCNI related IPR&D intangible assets were lower than the fair market values. During the fourth quarter of 2024, the IPR&D balances were reassessed using the MPEEM approach and the results of the valuations noted that the carrying values of the DetermaIO and DetermaCNI related IPR&D intangible assets were greater than the fair market values. Accordingly, the Company recorded impairments of $6.8 million and $35.1 million related to DetermaIO and DetermaCNI, respectively, as of December 31, 2024.

The MPEEM valuation approach is a discounted cash flow valuation technique and was used to determine the Level 3 fair value of the IPR&D discussed above. The significant unobservable inputs used related to DetermaIO as of March 31, 2023, included: (i) a discount period of 20.0 years, based on the expected life of patent, (ii) a royalty rate of 0.3%, and (iii) a weighted average cost of capital rate of 30.0%, as well as certain assumptions about future cash flows. This valuation approach yielded a fair value of $9.7 million as of March 31, 2023.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant unobservable inputs used related to DetermaIO as of December 31, 2024, included: (i) a discount period of 19.5 years, based on the expected life of patent, and (ii) a weighted average cost of capital rate of 29.0%, as well as certain assumptions about future cash flows. This valuation approach yielded a fair value of $2.9 million as of December 31, 2024. The significant unobservable inputs used related to DetermaCNI as of December 31, 2024, included: (i) a discount period of 19.5 years, based on the expected life of patent, and (ii) a weighted average cost of capital rate of 19.5%, as well as certain assumptions about future cash flows. This valuation approach yielded a fair value of $11.7 million as of December 31, 2024. As market conditions change, the Company will re-evaluate assumptions used in the determination of fair value for IPR&D and is uncertain to the extent of the volatility in the unobservable inputs in the foreseeable future. Refer to Note 2, “Intangible Assets” for additional IPR&D information.

Intangible assets, net, consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Intangible assets:
Acquired IPR&D - DetermaIO™ (1)	$2,900	$9,700
Acquired IPR&D - DetermaCNI™ (2)	11,700	46,800

Intangible assets subject to amortization:
Acquired intangible assets - customer relationship	440	440
Total intangible assets	15,040	56,940
Accumulated amortization - customer relationship(3)	(433)	(345)
Intangible assets, net	$14,607	$56,595

(1)
See Note 3 for information on the Insight Merger.
(2)
See Note 3 for information on the Chronix Merger.
(3)
Amortization of intangible assets is included in “Cost of revenues – amortization of acquired intangibles” on the consolidated statements of operations because the intangible assets pertain directly to the revenues generated from the acquired intangibles.

Intangible asset amortization expense amounted to $88,000 for the years ended December 31, 2024 and 2023. The remaining $7,000 of intangible assets subject to amortization will be expensed during the first quarter of 2025.

6. Commitments and Contingencies

Office and Facilities Leases

Irvine Office Lease

On December 23, 2019, Oncocyte and Cushing Ventures, LLC (“Landlord”) entered into an Office Lease Agreement (the “Irvine Lease”) of a building containing approximately 26,800 square feet of rentable space located at 15 Cushing in Irvine, California (the “Premises”) that serves as Oncocyte’s principal executive and administrative offices. The Irvine Lease has a term of 89 calendar months (the “Term”), which commenced on June 1, 2020 (the “Commencement Date”) and will end on October 31, 2027. Oncocyte agreed to pay base monthly rent in the amount of $61,640 during the first 12 months of the Term. Base monthly rent increases annually, over the base monthly rent then in effect, by 3.5%.

Effective as of January 2, 2025, Oncocyte, Landlord and Subtenant (as defined below under the caption "Irvine Office Sublease") entered into an amendment to the Irvine Lease, dated December 26, 2024 (the “Amendment”). Pursuant to the terms of the Amendment, among other things: (a) Oncocyte and Subtenant agreed that all rights to extend the Term of the Irvine Lease for a period of five years were terminated, and (b) Landlord and Oncocyte agreed that, provided the Company is not in default under any of the terms and conditions of the Irvine Lease that is continuing beyond any and all applicable notice and cure periods, then, commencing on July 1, 2025 and continuing on the first day of each calendar month thereafter, the provided letter of credit (as further discussed below) in the amount of $1.7 million (the “Letter of Credit Amount”) shall be reduced by an amount equal to $60,714.29 on each such date, until the Letter of Credit Amount is fully reduced, after which the letter of credit shall be deemed to have been terminated and Oncocyte shall have no further obligation to maintain or deliver the letter of credit under the Irvine Lease. The new Letter of Credit Amount corresponds to the Company’s restricted cash on the accompanying consolidated balance sheet as of December 31, 2024 and the reductions in the Letter of Credit Amount would correspondingly reduce the associated amount of such restricted cash.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Oncocyte has provided the lessor with a security deposit in the amount of $150,000 and a letter of credit in the amount of $1.7 million. The lessor may apply the security deposit, in whole or in part, for the payment of rent and any other amount that Oncocyte is or becomes obligated to pay under the Irvine Lease but fails to pay when due and beyond any cure period. The lessor may draw on the letter of credit from time to time to pay any amount that is unpaid and due, or if the original issuing bank notifies the lessor that the letter of credit will not be renewed or extended for the period required under the Irvine Lease and Oncocyte fails to timely provide a replacement letter of credit, or an “event of default” under the Irvine Lease occurs and continues beyond the applicable cure period, or if certain instances of insolvency or bankruptcy with respect to Oncocyte occur. Oncocyte is required to restore any portion of the security deposit that is applied by the lessor to payments due under the Irvine Lease, and Oncocyte is required to restore the amount available under the letter of credit to the required amount if any portion of the letter of credit is drawn by the lessor. The Irvine Lease provides that Oncocyte has the right to cancel the letter of credit at any time if it meets certain market capitalization and balance sheets thresholds provided that Oncocyte is not then in default under the Irvine Lease beyond any applicable notice and cure period and the lessor has not determined that an event exists that would lead to an event of default. The Letter of Credit Amount shall be reduced as described in the Amendment above.

To obtain the letter of credit, Oncocyte has provided the issuing bank with a restricted cash deposit that the bank will hold to cover its obligation to pay any draws on the letter of credit by the lessor. The restricted cash may not be used for any other purpose. Accordingly, Oncocyte has reflected $1.7 million as restricted cash in the accompanying consolidated balance sheets as of December 31, 2024 and 2023.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Sublease Agreement provides that, from and after the Sublease Commencement Date, Subtenant will pay to the Company monthly base rent in the following amounts: (i) $36,850 for rental periods beginning on the Sublease Commencement Date and ending on or before December 31, 2024; (ii) $37,955 for rental periods beginning on or after January 1, 2025 and ending on or before June 20, 2025 (subject to adjustment in the event that Subtenant exercises its option to accelerate the Expansion Date, such that the Expansion Period begins prior to June 20, 2025); (iii) $75,844 for rental periods beginning on or after July 1, 2025 and ending on or before December 31, 2025; (iv) $78,188 for rental periods beginning on or after January 1, 2026 and ending on or before December 31, 2026; and (v) $80,534 for rental periods beginning on or after January 1, 2027 and ending on or before October 31, 2027.

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

Financing Leases

As of December 31, 2024, Oncocyte had various financing leases for certain laboratory equipment, as shown in the tables below. As of December 31, 2023, Oncocyte had no financing lease obligations. Oncocyte’s lease obligations are collateralized by the equipment financed under the lease schedules. In January 2025, the Company entered into a new financing lease arrangement for laptop computers, over a 36 month term and aggregate payments of approximately $98,000.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating and Financing Leases

The following table presents supplemental balance sheet information related to operating and financing leases:

	December 31,
	2024	2023
	(In thousands)
Operating leases
Right-of-use assets, net	$1,789	$1,637

Right-of-use lease liabilities, current	$914	$628
Right-of-use lease liabilities, noncurrent	1,713	2,102
Total operating lease liabilities	$2,627	$2,730

Financing leases
Machinery and equipment	$1,673	$537
Accumulated depreciation	(705)	(537)
Machinery and equipment, net	$968	$—

Current liabilities	$381	$—
Noncurrent liabilities	554	—
Total financing lease liabilities	$935	$—

Weighted average remaining lease term:
Operating lease	2.6 years	3.7 years
Financing lease	2.4 years	n/a

Weighted average discount rate:
Operating lease	10.44%	11.31%
Financing lease	10.23%	n/a

Future minimum lease commitments are as follows:

	Operating	Financing
	Leases	Leases
	(In thousands)
Year Ending December 31,
2025	$1,144	$455
2026	1,182	400
2027	695	191
Total minimum lease payments	3,021	1,046
Less amounts representing interest	(394)	(111)
Present value of net minimum lease payments	$2,627	$935

The following table presents supplemental cash flow information related to operating and financing leases:

	Years Ended December 31,
	2024	2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,106	$1,048
Operating cash flows from financing leases	$42	$7
Financing cash flows from financing leases	$201	$117

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred total lease cost, including short-term lease expense, of $607,000 and $842,000, which was net of sublease income of $442,000 and $64,000, for the years ended December 31, 2024 and 2023, respectively.

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

On March 3, 2025, the Company received a letter claiming that a recent study regarding the Company's DetermaIO immuno-oncology assay for breast cancer had triggered the Company’s first milestone payment obligation under the January 10, 2020 Agreement and Plan of Merger between the Company, Insight Genetics, Inc., and certain other parties. The Company strongly disputes the position taken in the letter, believes the arguments to be ill-founded, and intends to vigorously defend its own position. More information regarding the milestone payments related to the Insight Genetics acquisition may be found in Note 3, “Business Combinations and Contingent Consideration Liabilities.”

Tax Filings

Oncocyte tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Management believes Oncocyte has adequately provided for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be significantly different than the amounts recorded in the consolidated financial statements. See Note 12, “Income Taxes” for additional information.

Employment Contracts

Oncocyte has entered into employment and severance benefit contracts with certain executive officers. Under the provisions of the contracts, Oncocyte may be required to incur severance obligations for matters relating to changes in control, as defined in the respective contracts, and certain terminations of executives. As of December 31, 2024 and 2023, Oncocyte accrued approximately $2.3 million and $2.5 million, respectively, in severance obligations for certain executive officers, in accordance with the severance benefit provisions of their respective employment and severance benefit agreements, primarily related to Oncocyte’s acquisition of Chronix in 2021. For the periods presented, management has classified $2.3 million of the accrued severance obligations related to the Chronix acquisition as current and noncurrent based on our expectations of the timing of product commercialization and subsequent revenues that trigger the payouts. Such balances are included in the consolidated balance sheets under contingent consideration liabilities, current and noncurrent. See Note 3, “Business Combinations and Contingent Consideration – Acquisition of Chronix Biomedical, Inc.” for additional information.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indemnification

In the normal course of business, Oncocyte may provide indemnification of varying scope under Oncocyte’s agreements with other companies or consultants, typically Oncocyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Oncocyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Oncocyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Oncocyte’s diagnostic tests. Oncocyte’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from Oncocyte’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or license agreement to which they relate. The Razor Stock Purchase Agreement also contains provisions under which Oncocyte has agreed to indemnify Razor and Encore Clinical, Inc., a former stockholder of Razor, from losses and expenses resulting from breaches or inaccuracy of Oncocyte’s representations and warranties and breaches or nonfulfillment of Oncocyte’s covenants, agreements, and obligations under the Razor Stock Purchase Agreement. Oncocyte periodically enters into underwriting and securities sales agreements with broker-dealers in connection with the offer and sale of Oncocyte securities. The terms of those underwriting and securities sales agreements include indemnification provisions pursuant to which Oncocyte agrees to indemnify the broker-dealers from certain liabilities, including liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”), in connection with the offer and sale of Oncocyte securities. The potential future payments Oncocyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, Oncocyte has not been subject to any claims or demands for indemnification. Oncocyte also maintains various liability insurance policies that limit Oncocyte’s financial exposure. As a result, Oncocyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, Oncocyte has not recorded any liabilities for these agreements as of December 31, 2024 and 2023.

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

The issuance and sale of the Series A Preferred Stock was completed pursuant to the Company’s effective “shelf” registration statement on Form S-3 (Registration No. 333-256650), filed with the Securities and Exchange Commission (“SEC”) on May 28, 2021 and declared effective by the SEC on June 8, 2021, and an accompanying prospectus dated June 8, 2021 as supplemented by a prospectus supplement dated April 13, 2022.

As of December 31, 2024 and 2023, Oncocyte had zero and 4,818 shares of the Series A Preferred Stock issued and outstanding, respectively.

Preferred Stock

As of December 31, 2024 and 2023, Oncocyte had 5,000,000 shares of preferred stock, no-par value, authorized. As of December 31, 2024 and 2023, Oncocyte had no shares of preferred stock issued and outstanding.

Common Stock

As of December 31, 2024 and 2023, Oncocyte had 230,000,000 shares of common stock, no-par value, authorized. As of December 31, 2024 and 2023, Oncocyte had 17,452,824 and 8,261,073 shares of common stock issued and outstanding, respectively.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2023 Offering

On April 3, 2023, the Company entered into an agreement (the “April 2023 Offering”) with several institutional and accredited investors, including Broadwood, the Company’s largest shareholder, and certain members of the Company’s board of directors (and certain of their affiliated parties), relating to their purchase of an aggregate of up to 2,278,121 shares of the Company's common stock at an offering price of $7.08 per share to board members and $6.03 per share to the other investors participating in the April 2023 Offering. The April 2023 Offering was intended to be priced at-the-market for purposes of complying with applicable Nasdaq Listing Rules. The Company issued an aggregate of 2,274,709 shares of common stock from this offering, as further discussed in Note 9, “Related Party Transactions.” The aggregate gross proceeds from the offering were approximately $13.9 million. The Company used approximately $1.1 million of the net proceeds to immediately redeem an aggregate of 1,064 shares of its Series A Preferred Stock.

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

A holder of the Pre-Funded Warrants may not exercise any portion of such holder’s Pre-Funded Warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of common stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise. The Pre-Funded Warrants are exercisable immediately and will expire when exercised in full. As of December 31, 2024, none of such Pre-Funded Warrants have been exercised. See Note 9 “Related Party Transactions” for additional information.

The gross proceeds to the Company from the April 2024 Offering were approximately $15.8 million, before deducting approximately $538,000 in placement agent fees and expenses and offering expenses payable by the Company. The Company used the net proceeds received for general corporate purposes and working capital. In addition, approximately $5.4 million of the net proceeds was used to redeem the outstanding shares of the Company’s Series A Redeemable Convertible Preferred Stock.

August 2024 Offering

On August 9, 2024, the Company entered into a sales agreement with a sales agent, pursuant to which the Company could offer and sell from time to time up to an aggregate of $7.5 million of shares of the Company’s common stock (the “Placement Shares”), through the sales agent.

Sales of the Placement Shares were made in sales deemed to be "at-the-market offerings” as defined in Rule 415 promulgated under the Securities Act. The sales agent used commercially reasonable efforts to sell, on the Company’s behalf, all of the Placement Shares requested to be sold by the Company, consistent with its normal trading and sales practices, the terms of the sales agreement, and applicable law and regulations. The Company could also sell Placement Shares to the sales agent as principal in negotiated transactions. The Company had no obligation to sell any Placement Shares, and could at any time suspend offers under the sales agreement or terminate the sales agreement. The Company is using the net proceeds from this offering for working capital and other general corporate purposes. The sales agreement will terminate, and offer and sale of the Placement Shares pursuant to the sales agreement will cease, upon the earlier of (a) the issuance and sale of all of the Placement Shares subject to the sales agreement or (b) the termination of the sales agreement by the sales agent or the Company pursuant to the terms thereof. The sales agreement contained customary representations, warranties and agreements by the Company, as well as indemnification obligations of the Company for certain liabilities under the Securities Act. On February 8, 2025, the Company terminated the sales agreement. As a result, the Company may not make any further sales pursuant to such sales agreement. See Note 14, “Subsequent Events” for additional information.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the sales agreement, the Company paid the sales agent a commission equal to 3.0% of the aggregate gross proceeds from each sale of Placement Shares. As of December 31, 2024, the Company had sold 610,622 Placement Shares for net proceeds of approximately $1.7 million, at an average purchase price of $3.05 per share. In addition, the Company agreed to pay certain expenses incurred by the sales agent in connection with the offering. Total offering expenses incurred in the amount of $367,000 are being deferred and expensed ratably over a one year period. As of December 31, 2024, the remaining deferred financing costs of $279,000 are included in deferred financing costs in the consolidated balance sheet.

The Placement Shares were registered under the Securities Act pursuant to the registration statement on Form S-3 (File No. 333-281159) filed with the SEC on August 1, 2024 and declared effective by the SEC on August 7, 2024, the base prospectus contained within the registration statement, and a prospectus supplement dated August 9, 2024.

October 2024 Offering

On October 4, 2024, the Company consummated a private placement of its securities to certain accredited investors for the issuance and sale of 3,461,138 shares of the Company's common stock. The purchase price for one common share was $2.948. Certain insiders of the Company subscribed for 37,037 of the shares of common stock sold in the private placement, at a purchase price of $2.97 per share. The related securities purchase agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and the investors, including for liabilities under the Securities Act, other obligations of the parties and termination provisions.

The gross proceeds to the Company from the October 2024 Offering were approximately $10.2 million, before deducting approximately $836,000 in placement agent fees and expenses and offering expenses payable by the Company. The Company is using the net proceeds received of approximately $9.4 million for general corporate purposes and working capital.

February 2025 Offering

On February 10, 2025, the Company consummated the February 2025 Offering. The aggregate gross proceeds from the February 2025 Offering were approximately $29.1 million. After deducting offering expenses payable by the Company of $480,000, the resulting net proceeds were approximately $28.7 million. See Note 14, “Subsequent Events – Private Placement Transaction” and “Subsequent Events – Registered Direct Offering” for additional information.

Unregistered Restricted Stock Issuance

During the year ended December 31, 2024, the Company issued 26,664 shares of restricted common stock in connection with an ongoing investor relations consulting service arrangement for a total fair value of $72,000. During the year ended December 31, 2023, the Company issued 9,091 shares of restricted common stock to this consulting firm for a total fair value of $36,000. The Company has issued additional RSUs to this consulting firm under the Company’s Amended and Restated 2018 Incentive Plan, refer to Note 8, “Stock-Based Compensation” for additional information.

Common Stock Purchase Warrants

As of December 31, 2024 and 2023, Oncocyte had common stock purchase warrants issued and outstanding of 760,866 and 819,767, respectively. During the year ended December 31, 2024, 58,901 warrants expired. As of December 31, 2024, the outstanding warrants had exercise prices ranging from $30.60 to $109.20 per share, are set to expire on various dates ranging from February 2027 to October 2029 and have a weighted average remaining life of 2.31 years. Certain warrants have “cashless exercise” provisions meaning that the value of a portion of warrant shares may be used to pay the exercise price rather than payment in cash, which may be exercised under any circumstances in the case of the Bank Warrants discussed below or, in the case of certain other warrants, only if a registration statement for the warrants and underlying shares of common stock is not effective under the Securities Act or a prospectus in the registration statement is not available for the issuance of shares upon the exercise of the warrants. All of the outstanding warrants meet the equity classification criteria and have been classified as equity, refer to Note 2, “Accounting for Warrants” for additional information.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the April 2024 Offering, discussed above, the Company issued Pre-Funded Warrants to purchase 342,888 shares of common stock. For accounting purposes, the Pre-Funded Warrants are equity-classified, contain no contingencies to exercise and are therefore considered outstanding for purposes of calculating basic earnings per share. As of December 31, 2024, none of such Pre-Funded Warrants have been exercised. In connection with the February 2025 Offering, the Company issued additional pre-funded warrants to purchase 3,069,925 shares of common stock (see Note 14, “Subsequent Events – Private Placement Transaction” for additional information).

Bank Warrants

In connection with a loan that matured in September 2022 from Silicon Valley Bank (the “Bank”), in February 2017, Oncocyte issued common stock purchase warrants to the Bank (the “2017 Bank Warrants”). The Bank was issued warrants to purchase 412 shares of Oncocyte common stock at an exercise price of $97.00 per share, through February 21, 2027. In March 2017, the Bank was issued warrants to purchase an additional 366 shares at an exercise price of $109.20 per share, through March 23, 2027. In October 2019, Oncocyte issued a common stock purchase warrant to the Bank (the “2019 Bank Warrant”) entitling the Bank to purchase 4,928 shares of Oncocyte common stock at an exercise price of $33.80 per share, through October 17, 2029. The Bank may elect to exercise the 2017 Bank Warrants and the 2019 Bank Warrant on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the Bank Warrant is being exercised by (A) the excess of the fair market value of the common stock over the applicable Warrant Price, divided by (B) the fair market value of the common stock. The fair market value of the common stock will be last closing or sale price on a national securities exchange, interdealer quotation system, or over-the-counter market. These warrants meet the equity classification criteria and have been classified as equity. As of December 31, 2024, no Bank Warrants have been exercised.

8. Stock-Based Compensation

Equity Incentive Plan

In August 2018, Oncocyte shareholders approved a new Equity Incentive Plan to replace the 2010 Stock Option Plan (the “2010 Plan”) and on October 11, 2024, Oncocyte shareholders approved an amendment and restatement of such new Equity Incentive Plan (as amended and restated, the “2018 Incentive Plan”). The 2018 Incentive Plan will expire on July 2, 2028. In initially adopting the 2018 Incentive Plan, Oncocyte terminated the 2010 Plan and ceased to grant any additional stock options or sell any stock under restricted stock purchase agreements under the 2010 Plan; however, stock options issued under the 2010 Plan continue in effect in accordance with their terms and the terms of the 2010 Plan until the exercise or expiration of the individual options. Total remaining stock options outstanding under the 2010 Plan as of December 31, 2024 and 2023 were 16,217.

As of December 31, 2024, 2,560,000 aggregate shares of common stock have been reserved for issuance under the equity incentive plans for the grant of stock options or the sale of restricted stock or for the settlement of RSUs. Oncocyte may also grant stock appreciation rights under the 2018 Incentive Plan. Upon the exercise of stock options, the issuance of RSAs, or the delivery of shares pursuant to vested RSUs or performance-based restricted stock units (“PSUs”), it is Oncocyte’s policy to issue new shares of common stock. The Board may amend or modify the 2018 Incentive Plan at any time, subject to any required stockholder approval. As of December 31, 2024, 1,026,314 shares were available for grant under the 2018 Incentive Plan.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Activity

A summary of Oncocyte’s 2010 Plan and 2018 Incentive Plan activity and related information follows:

	Options				Nonvested RSUs
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average amounts)
Balance at December 31, 2023	532	$24.56	8.30 years	$—	5	$4.00
Options granted	604	$2.83			n/a	n/a
RSUs and PSUs granted	n/a	n/a			113	$1.85
Options exercised	—	$—		$—	n/a	n/a
RSUs and PSUs vested	n/a	n/a			(17)	$3.10
Options forfeited/expired	(45)	$26.74			n/a	n/a
RSUs forfeited	n/a	n/a			(1)	$4.00
Balance at December 31, 2024	1,091	$12.42	8.56 years	$—	100	$1.73
Options vested and expected to vest at December 31, 2024	1,091	$12.42	8.56 years	$—
Options exercisable at December 31, 2024	246	$40.77	6.27 years	$—
Stock-based compensation expense for the period	$1,731				$22
Unrecognized stock-based compensation expense	$2,029				$156
Weighted average remaining recognition period	2.31 years				2.00 years

Option Awards

During the year ended December 31, 2024, the Company granted 604,000 total stock options with a weighted average grant date fair value of $2.13. During the year ended December 31, 2023, the Company granted 354,790 total stock options with a weighted average grant date fair value of $4.13.

During the years ended December 31, 2024 and 2023, the assumptions used to calculate the grant date fair value for the time-based awards of 604,000 and 234,790, respectively, were as follows:

	Years Ended December 31,
	2024	2023
Expected life	7.37 years	6.24 years
Risk-free interest rates	4.31%	3.99%
Volatility	106.32%	107.05%
Dividend yield	0%	0%

In October 2024, the Company awarded a 200,000 stock option grant with standard time-based vesting conditions, a grant date market price of $3.05 and an exercise price of $2.87 to a Company executive. The fair value of such award was estimated using the Monte Carlo simulation model and the following assumptions: estimated risk-free interest rate of 4.10 percent; term of 9.7 years; expected volatility of 105.0 percent; and expected dividend yield of 0 percent. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The term is based on the contractual life. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments. The grant date fair value of the award was $1.65, amounting to a total fair value of $330,000.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2023, the Company awarded 120,000 stock option grants with market-based and time-based vesting conditions to certain executives. The fair value of such awards was estimated using the Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the performance and market conditions, which are subject to the achievement of the market-based goals established by the Company and the continued employment of the executives through December 31, 2025. These awards vest only to the extent that the market-based conditions are satisfied as specified in the vesting conditions. The grant date fair value and associated compensation cost of the market-based awards reflect the probability of the market condition being achieved, and the Company will recognize this compensation cost regardless of the actual achievement of the market-based conditions. Assumptions utilized in connection with the Monte Carlo valuation technique included: estimated risk-free interest rate of 4.81 percent; term of 6.19 years; expected volatility of 91.0 percent; and expected dividend yield of 0 percent. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments. Based on the market-based conditions, the grant date fair values of these awards ranged from $1.09 to $1.74, amounting to a total fair value of approximately $156,000. As of December 31, 2024, no awards have vested as none of the market-based conditions have been satisfied.

RSU Awards

The aggregate fair value of RSUs vested during the years ended December 31, 2024 and 2023, was $47,000 and $88,000, respectively. The weighted average grant date fair value of RSUs granted during the years ended December 31, 2024 and 2023, was $1.85 and $4.00, respectively.

In October 2024, the Company awarded 100,000 PSUs with market-based and service-based vesting conditions to a Company executive. Vesting is subject to continuous service as an employee of the Company or a subsidiary thereof from hire date through the applicable vesting date, and shall performance vest as follows: (i) 50% will vest upon the Company’s achievement of an aggregate market value of voting and non-voting common equity held by non-affiliates of the Company of $75.0 million or more, such that the Company is no longer subject to the “Baby Shelf Rules” of Form S-3, and (ii) 50% will vest upon the Company’s achievement of a market capitalization of $200.0 million, which shall be determined based on the 30-day volume weighted average price of the common stock measured as of the end of each full calendar month following the date of grant. No units will vest prior to June 20, 2025, and any units that are not performance vested on December 31, 2026 shall automatically be forfeited. The fair value of such award was estimated using the Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the expected period to achievement of the market conditions. The grant date fair value and associated compensation cost of the market-based award reflect the probability of the market condition being achieved, and the Company will recognize this compensation cost regardless of the actual achievement of the market-based conditions. Assumptions utilized in connection with the Monte Carlo valuation technique included: estimated risk-free interest rate of 3.93 percent; term of 2.2 years; expected volatility of 90.0 percent; and expected dividend yield of 0 percent. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments. Based on the two described performance vesting conditions, the grant date fair values were $2.03 and $1.43, respectively, amounting to a total fair value of $173,000.

In November 2024, the Company issued 12,677 shares of common stock under an immediate vest RSU award in connection with an ongoing investor relations consulting service arrangement for a total fair value of $36,000. The Company has issued additional restricted shares to this consulting firm under unregistered restricted stock arrangements, refer to Note 7, “Common Stock – Unregistered Restricted Stock Issuance” for additional information. Total shares issued during the years ended December 31, 2024 and 2023, were 39,341 and 9,091, respectively. The total related expense, included in general and administrative expenses, for this consulting firm was $108,000 and $36,000 for the years ended December 31, 2024 and 2023, respectively.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation Expense

Oncocyte recorded stock-based compensation expense in the following categories on the accompanying consolidated statements of operations:

	Years Ended December 31,
	2024	2023
	(In thousands)
Cost of revenues	$—	$14
Research and development	810	1,238
Sales and marketing	174	241
General and administrative	769	1,249
Expense included in discontinued operations	—	18
Total	$1,753	$2,760

Total unrecognized stock-based compensation expense as of December 31, 2024 was $2.2 million, which will be amortized over a weighted average remaining recognition period of 2.29 years.

Other Information

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If Oncocyte had made different assumptions, its stock-based compensation expense and net loss for the periods presented may have been significantly different. Refer to Note 2, “Stock-Based Compensation” for additional information.

Oncocyte does not recognize deferred income taxes for incentive stock option compensation expense and records a tax deduction only when a disqualified disposition has occurred.

9. Related Party Transactions

Financing Transactions

On April 13, 2022, Oncocyte entered into the Securities Purchase Agreement with the Investors, including Broadwood, for the Series A Preferred Stock offering. Broadwood had a direct material interest in the Series A Preferred Stock offering and agreed to purchase 5,882 in the Series A Preferred Stock offering and on the same terms as other investors. In April 2024, Company redeemed the remaining shares of the Series A Preferred Stock, see Note 7 for additional information.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 3, 2023, Oncocyte entered into a securities purchase agreement with certain investors, including Broadwood, Pura Vida and entities affiliated with AWM, and certain individuals, including Oncocyte's Chairman, Andrew Arno, and certain of their affiliated parties, which provided for the sale and issuance by the Company of an aggregate of 2,274,709 shares of common stock at an offering price of: (i) $6.03 to investors who are not considered to be “insiders” of the Company pursuant to Nasdaq Listing Rules (“Insiders”), which amount reflected the average closing price of our common stock on Nasdaq during the five trading day period immediately prior to pricing, and (ii) $7.08 to Insiders, which amount reflected the final closing price of our common stock on Nasdaq on the last trading day immediately prior to pricing. Broadwood purchased 1,341,381 shares of common stock for $8,093,362, Pura Vida purchased 33,150 shares of common stock for $200,014 and entities affiliated with AWM purchased 472,354 shares of common stock for $2,850,000. Mr. Arno and his affiliated parties purchased 21,162 shares of common stock for $150,001. See Note 7, “Common Stock – April 2023 Offering” for additional information.

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

On October 4, 2024, Oncocyte consummated the October 2024 Offering involving certain investors, including Broadwood, Bio-Rad, and certain individuals, including Oncocyte's Chief Financial Officer, Andrea James. The gross proceeds from the October 2024 Offering were approximately $10.2 million. Officers of the Company subscribed for 37,037 of the shares of common stock in the aggregate sold in the October 2024 Offering, at a purchase price of $2.97 per share of common stock. Broadwood purchased 1,315,339 shares of common stock for approximately $3,878,000, and Bio-Rad purchased 310,835 shares of common stock for approximately $916,000. Ms. James purchased 33,670 shares of common stock for $100,000. See Note 7, “Common Stock – October 2024 Offering” for additional information.

On February 10, 2025, Oncocyte consummated the February 2025 Offering involving certain investors, including Broadwood, Bio-Rad, AWM, Patrick W. Smith, and certain other individuals, including Oncocyte's Chief Financial Officer, Andrea James, and Chief Science Officer, Ekkehard Schütz. The gross proceeds from the February 2025 Offering were approximately $29.1 million. Officers of the Company subscribed for 109,756 of the shares of common stock in the aggregate sold in the February 2025 Offering, at a purchase price of $2.05 per share of common stock. Broadwood purchased 5,165,695 shares of common stock for approximately $10,590,000, Bio-Rad purchased 1,253,134 shares of common stock for approximately $2,569,000, AWM purchased 2,052,026 shares of common stock and pre-funded warrants to purchase up to 3,069,925 shares of common stock for approximately $10,500,000, and Patrick W. Smith purchased 1,463,414 shares of common stock for $3,000,000. Ms. James purchased 97,561 shares of common stock for $200,000 and Mr. Schütz purchased 12,195 shares of common stock for $25,000. See Note 14, “Subsequent Events – Private Placement Transaction” and “Subsequent Events – Registered Direct Offering” for additional information.

Bio-Rad Transactions

During 2024, the Company purchased $538,000 in laboratory equipment and incurred $413,000 in laboratory related costs from Bio-Rad. During 2024, the Company also made finance lease payments of $217,000 under four laboratory equipment leases from Bio-Rad with a remaining financing lease liability of $796,000 as of December 31, 2024. During 2023, the Company purchased $581,000 in laboratory equipment and incurred $375,000 in laboratory related costs from Bio-Rad. As of December 31, 2024 and 2023, the Company had accounts payable due to Bio-Rad of $638,000 and $206,000, respectively. One of Oncocyte's directors, Andrew Last, served as the Executive Vice President and Chief Operating Officer of Bio-Rad before retiring on September 6, 2024.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 5, 2024, the Company entered into an agreement with Bio-Rad to collaborate in the development and the commercialization of RUO and IVD kitted transplant products (the “Collaboration Agreement”). Under the Collaboration Agreement, Bio-Rad agreed to purchase shares of our common stock equal to 9.99% of the total number of shares of common stock issued and outstanding immediately after the closing of such investment, provided that the total purchase price would not exceed $3,500,000 unless Bio-Rad chooses to exceed such limit (the “Bio-Rad Investment”) (see "Financing Transactions" above). The Bio-Rad Investment was completed in connection with a private placement (See Note 7, “Common Stock – April 2024 Offering”). In addition, we will pay Bio-Rad a single digit royalty payment based on certain net sales under the Collaboration Agreement, and Bio-Rad has an option for the exclusive right to promote, market and sell certain kits worldwide subject to certain conditions. If and when such option is exercised, Bio-Rad will purchase additional shares of our common stock, at the then-current market price per share, up to a specified maximum aggregate purchase price. On November 8, 2024, the Company and Bio-Rad entered into a memorandum of understanding with respect to the Collaboration Agreement to establish additional activities to be performed by each party pursuant to the Collaboration Agreement. One of Oncocyte's directors, Dr. Last, recused himself from all Board discussions related to transactions with Bio-Rad. See Note 10, "Collaborative Arrangements" for additional information.

10. Collaborative Arrangements

Bio-Rad

On April 5, 2024, the Company entered into the Collaboration Agreement with Bio-Rad to collaborate in the development and the commercialization of RUO and IVD kitted transplant products using Bio-Rad’s ddPCR instruments and reagents. The Collaboration Agreement has a term of 10 years unless earlier terminated pursuant to customary termination provisions.

The Collaboration Agreement provides that through the oversight of a joint steering committee comprised of representatives from both parties, the parties will collaborate on the development of (i) the Company’s series of GraftAssureIQ™ Transplant Monitoring Assays to measure and test the concentration of donor-derived cell free DNA for RUO (the “RUO Assays”); and (ii) the Company’s GraftAssureDx™ Transplant Monitoring Assays that have received regulatory approval as an in vitro diagnostic device (the “IVD Kits”) for use on one or more Bio-Rad ddPCR instruments. Pursuant to the Collaboration Agreement, and toward the development of the RUO Assays and the IVD Kits, the Company will collect and screen samples, conduct feasibility testing and stability studies, and perform analytical validation, among other things; and Bio-Rad will supply its ddPCR instruments and platforms as well as manufacture and supply all consumables.

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

Additionally, the Collaboration Agreement provides Bio-Rad a 90-day exclusive negotiating period, post regulatory clearance, for the right to exclusively promote, market and sell IVD Kits worldwide subject to certain conditions. If and when such option is exercised, Bio-Rad will purchase additional shares of the Company’s common stock, no par value per share, at the then-current market price per share, up to a specified maximum aggregate purchase price, and the Company will manufacture and supply IVD Kits exclusively for Bio-Rad. See Note 9, “Related Party Transactions” for additional information.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the year ended December 31, 2024, the income statement amounts attributable to Bio-Rad transactions arising from the Collaboration Agreement, included in research and development expenses, sales and marketing expenses, general and administrative expenses, and interest expense, in the aggregate have not been significant. Beginning in September 2024, the Company has capitalized certain inventory costs (see Note 2 “Inventories” for additional information).

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

11. Segment Reporting

As of December 31, 2024, the Company operates and reports its results in one reportable segment, on a consolidated basis. The Company reports segment information based on the management approach and organizes its business based on products and services. The management approach designates the internal reporting information regularly reviewed by the chief operating decision maker (the “CODM”) to make decisions about resources to be allocated to the segment and assess its performance as the basis for determining a company’s reportable segments. The Company’s CODM is the senior executive management team that includes the Chief Executive Officer and Chief Financial Officer. Oncocyte is an early-stage diagnostics technology company with core operations that include the research, development and commercialization of diagnostic tests. Currently, the Company’s revenues include Pharma Services from its pharmaceutical customers, including testing for biomarker discovery, assay design and development, clinical trial support, and a broad spectrum of biomarker tests, and to a lesser extent from performing Laboratory Developed Test Services (see Note 2, “Revenue Recognition” for additional information). Additionally, the Company is primarily focused on developing and commercializing new diagnostic tests for medical use related to organ transplant and in the field of oncology, accordingly, extensive resources, time and expense will be required to complete the development and commercialization of those tests.

Adjusted income or loss from operations is the measure of segment profit or loss that the CODM uses in assessing segment performance and deciding how to allocate resources. Adjusted income or loss from operations is used to monitor budget versus actual results and for long range planning. Segment loss from operations in the table below includes revenues, cost of revenues, research and development, and other significant operating expenses directly attributable to our reportable segment. Such operating expenses exclude depreciation and amortization expenses, stock-based compensation, the change in fair value of contingent consideration, and impairments. As an early-stage company with limited revenue, management believes this measure of profit or loss is helpful in assessing our ongoing performance, providing insight into the Company’s core operating costs and performance by excluding certain noncash items that may obscure the underlying trends in the business. The reconciling items and significant segment expense categories and amounts, as included in the table below, are based on the Company’s internal general ledger reporting system that is used in preparing our consolidated financial statements and are included in determining the measure of segment profit or loss that is used by the CODM.

The measure of segment assets is reported on the consolidated balance sheets as total assets. Total segment expenditures for additions to long-lived assets is reported on the consolidated statements of cash flows as a component of cash used in investing activities.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's single reportable segment profit or loss information is as follows:

	Years Ended December 31,
	2024	2023
	(In thousands)
Pharma Services	$1,859	$1,467
Laboratory Developed Test Services	22	36
Total net revenues	1,881	1,503
Less:
Cost of revenues	983	925
Personnel-related expenses and board fees	11,000	8,927
Professional fees, legal, and outside services	3,994	3,795
Facilities and insurance	3,085	3,377
Laboratory supplies and expenses	1,826	1,676
Marketing and advertising	257	187
Other segment items(1)	666	1,052
Segment loss from operations	(19,930)	(18,436)
Reconciliation of segment profit and loss:
Depreciation and amortization expenses	(1,564)	(1,680)
Stock-based compensation	(1,753)	(2,742)
Change in fair value of contingent consideration	4,275	5,762
Impairment losses	(41,900)	(6,757)
Impairment loss on held for sale assets	(169)	(1,283)
Loss from operations	(61,041)	(25,136)
Interest expense	(84)	(52)
Other income, net	462	333
Loss from discontinued operations	—	(2,926)
Net loss	$(60,663)	$(27,781)

(1)
Other segment items primarily includes travel and entertainment related expenses, delivery expenses, other business taxes, clinical trial expenses and severance costs.

The Company's revenues and long-lived tangible assets by geographic area are presented below. Revenues are based on the customer country of domicile. Assets are based on the location of held assets.

	Years Ended December 31,
	2024	2023
	(In thousands)
Revenues by geographic area:
United States	$1,673	$923
Germany	18	—
Spain	—	11
United Kingdom	45	409
Asia-Pacific	145	160
Total net revenues	$1,881	$1,503

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2024	2023
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$5,543	$5,370
Germany	340	66
Switzerland	271	—
Asia-Pacific	170	—
Total	$6,324	$5,436

12. Income Taxes

In 2024, the Company incurred $60.7 million of pretax book losses in the United States and $37,000 of net operating income internationally from continuing operations. In 2023, the Company incurred $24.9 million of pretax book losses in the United States and $12,000 of net operating income internationally from continuing operations.

The Company did not record any provision or benefit for income taxes for the years ended December 31, 2024 and 2023, as the Company had a full valuation allowance for the periods presented. Oncocyte will file a consolidated return with its subsidiaries for the year ended December 31, 2024.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary components of the deferred tax assets and liabilities were as follows:

	December 31,
	2024	2023
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$49,953	$61,760
Research and development credit carryforwards	1,951	4,054
Stock-based and other compensation	1,997	2,368
Right-of-use liability	828	756
Razor investment	2,303	2,303
Capitalized R&D(1)	6,711	6,026
Capital loss carryforward	5,372	5,372
Other	1	8
Total deferred tax assets	69,116	82,647
Valuation allowance	(64,436)	(67,314)
Deferred tax assets, net of valuation allowance	4,680	15,333
Deferred tax liabilities:
Right-of-use asset	(564)	(453)
Intangibles and fixed assets	(4,116)	(14,880)
Total deferred tax liabilities	(4,680)	(15,333)
Net deferred taxes	$—	$—

(1)
Relates to research and development expenditures required to be capitalized as of December 31, 2024 and 2023.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes differed from the amounts computed by applying the applicable U.S. federal income tax rates indicated to pretax losses. A reconciliation of the difference between the federal statutory tax rates and the Company’s effective tax rates from continuing operations is as follows:

	Years Ended December 31,
	2024	2023
Computed tax benefit at federal statutory rate	21%	21%
State tax benefit	(4)%	13%
Research and development credits	0%	1%
Change in fair value of contingent consideration	2%	5%
Change in valuation allowance	5%	(48)%
Stock-based compensation	(1)%	(11)%
Officers compensation	0%	2%
Razor investment	0%	19%
Expiring tax attributes	0%	(2)%
Section 382 limitation	(23)%	0%
Total	0%	(0)%

As of December 31, 2024, Oncocyte had net operating loss (“NOL”) carryforwards of approximately $208.6 million for U.S. federal income tax purposes and $78.5 million for state income tax purposes. The federal net operating losses generated on or prior to December 31, 2017 expire in varying amounts, while the federal net operating losses generated after December 31, 2017 carryforward indefinitely. The state net operating losses expire in varying amounts between 2029 and 2044. Oncocyte also has capital loss carryforwards of approximately $25.7 million, for both federal and state income tax purposes, which expire in 2028.

As of December 31, 2024, Oncocyte has research and development credit carryforwards for federal and state purposes of $151,000 and $2.9 million, respectively. The federal credits will expire in 2044, while the state credits have no expiration.

A valuation allowance is provided when it is more-likely-than-not that some portion of the deferred tax assets will not be realized. Oncocyte has established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The change in the valuation allowance was a $2.9 million decrease and a $12.9 million increase for the years ended December 31, 2024 and 2023, respectively.

Oncocyte has unrecognized tax benefits (“UTBs”) totaling $1.1 million and $2.3 million as of December 31, 2024 and 2023, respectively, which were netted against deferred tax assets subject to a valuation allowance. The UTBs had no effect on the effective tax rate and there would be no cash tax impact for any period presented. Oncocyte recognizes interest and penalties related to UTBs, when they occur, as a component of income tax expense. There were no interest or penalties recognized for the years ended December 31, 2024 and 2023. Oncocyte’s management does not expect its UTBs to change significantly over the next twelve months.

A reconciliation of the annual beginning and ending UTBs is as follows:

	Years Ended December 31,
	2024	2023
	(In thousands)
Balance at the beginning of the year	$2,296	$1,921
Additions based on tax positions related to current year	189	375
Adjustments based on tax positions related to prior years	(1,398)	—
Settlements	—	—
Balance at end of year	$1,087	$2,296

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Income Tax Matters

Internal Revenue Code Section 382 places a limitation (“Section 382 Limitation”) on the amount of taxable income that can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership within a three-year period) of a loss corporation. California has similar rules. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the NOL and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. Oncocyte has performed a 382 analysis as of December 31, 2024 and determined an ownership change as of October 2024. The federal and state NOL and tax credit carryforwards are stated net of any such anticipated limitations.

In general, Oncocyte is no longer subject to tax examination by the Internal Revenue Service or state taxing authorities for years before 2020. Although the federal and state statutes are closed for purposes of assessing additional income tax in those prior years, the taxing authorities may still make adjustments to the NOL and credit carryforwards used in open years. Therefore, the tax statutes should be considered open as it relates to the NOL and credit carryforwards used in open years. For tax years that remain open to examination, potential examinations may include questioning of the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with the Internal Revenue Code or state tax laws.

13. Discontinued Operations of Razor

On December 15, 2022, the Company entered into the Razor Stock Purchase Agreement with Dragon and Razor. Pursuant to the Razor Stock Purchase Agreement, Oncocyte agreed to sell, and Dragon agreed to purchase, 3,188,181 shares of common stock of Razor, which was approximately 70% of the issued and outstanding equity interests of Razor on a fully-diluted basis. On February 16, 2023, Oncocyte completed the Razor Sale Transaction. In connection with the Razor Closing, Oncocyte transferred to Razor all of the assets and liabilities related to DetermaRx. Refer to additional Razor information in Note 1.

In addition to the transfer of 70% of the equity interests of Razor, the Razor Stock Purchase Agreement provided that Dragon would purchase furniture, fixtures and equipment from the Company for a cash consideration of approximately $116,000. Upon the Razor Closing, the Company deconsolidated the assets and liabilities of Razor as control of Razor had transferred to Dragon.

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

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the results of the discontinued operations of Razor:

Year Ended December 31, 2023
(In thousands)
Net revenue	$421

Cost of revenues	507
Research and development	702
Sales and marketing	498
General and administrative	329
Loss from impairment of held for sale assets	1,311
Net loss from discontinued operations	$(2,926)

The following table summarizes cash used related to the discontinued operations of Razor:

Year Ended December 31, 2023
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(2,985)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	$(1,372)

14. Subsequent Events

Private Placement Transaction

On February 7, 2025, the Company entered into a securities purchase agreement (the “PIPE Purchase Agreement”) with certain accredited investors for the issuance and sale in a private placement of an aggregate of 7,536,708 shares of common stock of the Company, no par value per share, and pre-funded warrants to purchase up to 3,069,925 shares of common stock, with an exercise price of $0.0001 per share. The purchase price for one common share was $2.05, and the purchase price for one pre-funded warrant was $2.05. Certain officers of the Company subscribed for 109,756 of the shares of common stock sold in the private placement, at a purchase price of $2.05 per share. The closing of the private placement occurred on February 10, 2025. The PIPE Purchase Agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and the investors, including for liabilities under the Securities Act, other obligations of the parties and termination provisions.

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

The gross proceeds to the Company from the private placement were approximately $21.7 million, before deducting offering expenses payable by the Company. The Company is using the net proceeds received for general corporate purposes and working capital.

ONCOCYTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Registered Direct Offering

Concurrently with the execution and delivery of the PIPE Purchase Agreement, on February 7, 2025, the Company entered into a securities purchase agreement (the “RD Purchase Agreement”) with certain investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market (the “Registered Offering”), an aggregate of 3,609,755 shares of common stock. The purchase price for one common share was $2.05. The closing of the Registered Offering occurred on February 10, 2025. The RD Purchase Agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and the investors, including for liabilities under the Securities Act, other obligations of the parties and termination provisions.

The gross proceeds to the Company from the Registered Offering were approximately $7.4 million, before deducting offering expenses payable by the Company. The Company is using the net proceeds received for general corporate purposes and working capital.

The shares of common stock were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-281159), which was filed with the SEC on August 1, 2024, and declared effective by the SEC on August 7, 2024, including the base prospectus contained therein, and a related prospectus supplement, dated February 7, 2025, filed with the SEC on February 10, 2025.

The aggregate gross proceeds from the private placement and Registered Offering were approximately $29.1 million. After deducting offering expenses payable by the Company of $480,000, the resulting net proceeds were approximately $28.7 million.

Termination of At-the-Market Offering

On February 6, 2025, the Company provided notice of its intention to terminate that certain sales agreement dated as of August 9, 2024 (see Note 7, “August 2024 Offering”), pursuant to which, the Company could offer and sell from time to time up to an aggregate of $7.5 million of common stock through a sales agent in transactions deemed to be “at-the-market” offerings as defined in Rule 415(a)(4) of the Securities Act, effective immediately. As a result, on February 8, 2025, the sales agreement terminated in accordance with its terms. Prior to the termination of the sales agreement, the Company sold an aggregate of $1.8 million of its common stock under the sales agreement.