Form 10-Q
period 2025-03-31
Oncocyte Corp
filed 2025-05-12
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of issuer's common stock, no par value, outstanding as of May 5, 2025 was 28,599,285.

ONCOCYTE CORPORATION

TABLE OF CONTENTS

For the quarterly period ended March 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Report”) are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements pertaining to future financial and/or operating results, future growth in research, technology, clinical development, and potential opportunities for Oncocyte, along with other statements about the future expectations, beliefs, goals, plans, or prospects expressed by management. Any statements that are not historical fact (including, but not limited to statements that contain words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” or similar expressions or the negative of such terms) should also be considered to be forward-looking statements. Forward-looking statements involve risks and uncertainties, including, without limitation, risks inherent in the development and/or commercialization of potential products, uncertainty in the results of clinical trials or regulatory approvals, need and ability to obtain future capital, and maintenance of intellectual property rights. Actual results may differ materially from the results anticipated in these forward-looking statements and as such should be evaluated together with the many uncertainties that affect the businesses of Oncocyte, particularly those mentioned in this Report under Risk Factors and those Risk Factors in Part I, Item 1A. of our most recent Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission (“SEC”). Except as required by law, Oncocyte undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ONCOCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,029	$8,636
Accounts receivable, net of allowance for credit losses of $36 and $16, respectively	3,540	1,613
Inventories	459	410
Deferred financing costs	—	279
Prepaid expenses and other current assets	1,235	821
Total current assets	36,263	11,759
NONCURRENT ASSETS
Right-of-use and financing lease assets, net	2,589	2,757
Machinery and equipment, net, and construction in progress	4,566	3,567
Intangible assets, net	14,600	14,607
Restricted cash	1,700	1,700
Other noncurrent assets	642	691
TOTAL ASSETS	$60,360	$35,081

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,279	$2,279
Accrued compensation	2,524	1,939
Accrued royalties	1,116	1,116
Accrued expenses and other current liabilities	1,927	418
Right-of-use and financing lease liabilities, current	1,404	1,295
Contingent consideration liabilities, current	433	228
Total current liabilities	9,683	7,275
NONCURRENT LIABILITIES
Right-of-use and financing lease liabilities, noncurrent	2,074	2,369
Contingent consideration liabilities, noncurrent	38,385	37,711
TOTAL LIABILITIES	50,142	47,355

Commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no par value, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 230,000 shares authorized; 28,599 and 17,453 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	367,387	338,244
Accumulated other comprehensive income	41	21
Accumulated deficit	(357,210)	(350,539)
Total shareholders’ equity (deficit)	10,218	(12,274)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$60,360	$35,081

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Net revenue	$2,138	$176

Cost of revenues	806	109
Cost of revenues – amortization of acquired intangibles	7	22
Gross profit	1,325	45

Operating expenses:
Research and development	2,924	2,312
Sales and marketing	1,206	846
General and administrative	3,115	2,673
Change in fair value of contingent consideration	879	3,312
Impairment loss on held for sale assets	—	169
Total operating expenses	8,124	9,312

Loss from operations	(6,799)	(9,267)

Other (expenses) income:
Interest expense	(29)	(15)
Other income, net	157	153
Total other income, net	128	138

Loss before income taxes	(6,671)	(9,129)

Income taxes	—	—

Net loss	$(6,671)	$(9,129)

Net loss per share (Note 2):
Net loss attributable to common stockholders - basic and diluted	$(6,671)	$(9,335)
Net loss attributable to common stockholders per share - basic and diluted	$(0.26)	$(1.13)

Weighted average shares outstanding - basic and diluted	25,694	8,264

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(6,671)	$(9,129)
Foreign currency translation adjustments	20	(9)
Comprehensive loss	$(6,651)	$(9,138)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended March 31, 2025
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance at December 31, 2024	—	$—	17,453	$338,244	$21	$(350,539)	$(12,274)
Net Loss	—	—	—	—	—	(6,671)	(6,671)
Foreign currency translation adjustment	—	—	—	—	20	—	20
Stock-based compensation	—	—	—	473	—	—	473
Vesting of bonus awards	—	—	—	14	—	—	14
Sale of common shares, net of financing costs	—	—	11,146	28,656	—	—	28,656
Balance at March 31, 2025	—	$—	28,599	$367,387	$41	$(357,210)	$10,218

	Three Months Ended March 31, 2024
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance at December 31, 2023	5	$5,126	8,261	$310,295	$49	$(289,876)	$20,468
Net loss	—	—	—	—	—	(9,129)	(9,129)
Foreign currency translation adjustment	—	—	—	—	(9)	—	(9)
Stock-based compensation	—	—	—	418	—	—	418
Vesting of bonus awards	—	—	—	10	—	—	10
Shares issued for consultant services	—	—	12	36	—	—	36
Accretion of Series A convertible preferred stock to redemption value	—	206	—	(206)	—	—	(206)
Balance at March 31, 2024	5	$5,332	8,273	$310,553	$40	$(299,005)	$11,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCOCYTE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,671)	$(9,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	484	313
Amortization of intangible assets	7	22
Stock-based compensation	473	418
Equity compensation for bonus awards and consulting services	14	46
Change in fair value of contingent consideration	879	3,312
Impairment loss on held for sale assets	—	169
Changes in operating assets and liabilities:
Accounts receivable	(1,927)	323
Inventories	(49)	—
Prepaid expenses and other assets	(65)	(62)
Accounts payable and accrued liabilities	1,027	854
Lease assets and liabilities	(30)	(96)
Net cash used in operating activities	(5,858)	(3,830)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress and purchases of furniture and equipment	(307)	(24)
Net cash used in investing activities	(307)	(24)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	29,143	—
Financing costs to issue common shares	(487)	—
Repayment of financing lease obligations	(98)	—
Net provided by financing activities	28,558	—

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	22,393	(3,854)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING	10,336	11,132
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING	$32,729	$7,278

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$24	$—
Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Construction in progress, machinery and equipment purchases included in accounts payable and accrued liabilities	$1,067	$123
Accretion of Series A convertible preferred stock	$—	$206
Lease assets obtained in exchange for lease liabilities	$89	$751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of the Business

Oncocyte Corporation (“Oncocyte,” the “Company,” “we,” “our” or “us”), incorporated in 2009 in California, is a pioneering diagnostics technology company. Our mission is to democratize access to novel molecular diagnostic testing to improve patient outcomes. Our current intellectual property portfolio comprises three general areas: 1) organ transplant, 2) oncology therapy selection, and 3) oncology therapy monitoring. Within these categories, we have developed or are in the process of developing laboratory developed tests (“LDTs”) that can be run at our Nashville, Tennessee laboratory, kitted research use only (“RUO”) tests, and kitted clinical tests that can be run by local labs.

Business Risks

Tariff policies and potential countermeasures could increase our costs and disrupt our global supply chain, which could negatively impact the results of our operations as well as our intangible asset valuations and other fair value measurements. In addition, our business could be adversely impacted by other inflationary factors. The Company will continue to monitor these risks. Refer to Item 1A., “Risk Factors” for additional information about the risks that may impact our business.

Liquidity

Oncocyte has incurred operating losses and negative operating cash flows since inception and had an accumulated deficit of $357.2 million as of March 31, 2025. Oncocyte expects to continue to incur operating losses and negative operating cash flows for the foreseeable future. Since its formation, Oncocyte has financed its operations primarily through the sale of shares of its common stock, convertible preferred stock and warrants to acquire common stock. As of March 31, 2025, Oncocyte had $31.0 million of cash and cash equivalents.

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

In the field of oncology, Oncocyte is continuing to develop DetermaIO, a test with promising data supporting its potential to help identify patients likely to respond to checkpoint inhibitor drugs. This new class of drugs modulate the immune response and show activity in multiple solid tumor types including non-small cell lung cancer, and triple negative breast cancer. A kitted research product format of the underlying technology began proof-of-concept development in 2023. The application of immunotherapy is a global problem, and thus we expect partnering opportunities for each of our products as they reach clinical maturity. We expect to begin commercializing our oncology product line, which includes DetermaIO, over the next 12 months.

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

On October 4, 2024, the Company consummated a private placement of its securities to certain accredited investors (the “October 2024 Offering”). The gross proceeds from the October 2024 Offering were approximately $10.2 million. After deducting placement agent fees and expenses and offering expenses payable by the Company of $836,000, the resulting net proceeds were approximately $9.4 million. These net proceeds were inclusive of an investment from Bio-Rad (see Note 9), our aforementioned global strategic partner. See Note 7, “Common Stock – October 2024 Offering” for additional information.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 10, 2025, the Company consummated a registered direct offering and concurrent private placement of its securities to certain accredited investors (the “February 2025 Offering”). The aggregate gross proceeds from the February 2025 Offering were approximately $29.1 million. After deducting offering expenses payable by the Company of $487,000, the resulting net proceeds were approximately $28.7 million. These net proceeds are inclusive of an investment from Bio-Rad (see Note 9), our aforementioned global strategic partner. See Note 7, “Common Stock – February 2025 Offering” for additional information.

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

Although it is difficult to predict the Company’s liquidity requirements, based on the going concern evaluation discussed above, management believes that it will have sufficient cash to meet its projected operating requirements for at least the next twelve months following the issuance of these consolidated financial statements. Accordingly, management has concluded that substantial doubt does not exist about the Company's ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements. However, the Company anticipates that it may continue to generate operating losses and negative operating cash flows for the foreseeable future as it continues the development of its various programs and incurs additional costs associated with being a public company.

2. Summary of Significant Accounting Policies

Accounting Principles

The consolidated financial statements and accompanying notes are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”).

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated interim financial statements presented herein have been prepared in accordance with GAAP for financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In accordance with those rules and regulations, certain information and footnote disclosures normally included in comprehensive audited consolidated financial statements may have been condensed or omitted. The consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements at that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Oncocyte’s Annual Report on Form 10-K for the year ended December 31, 2024. The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments of a normal recurring nature necessary for a fair presentation of Oncocyte’s financial condition and results of operations. The consolidated results of operations are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 31, 2020, with the acquisition of Insight Genetics, Inc. (“Insight”) through a merger with a newly incorporated wholly-owned subsidiary of Oncocyte (the “Insight Merger”) under the terms of an Agreement and Plan of Merger (the “Insight Merger Agreement”), Insight became a wholly-owned subsidiary of Oncocyte, and on that date Oncocyte began consolidating Insight’s operations and results with Oncocyte’s operations and results. See Note 3, “Business Combinations and Contingent Consideration Liabilities – Acquisition of Insight Genetics, Inc.”

On April 15, 2021, with the acquisition of Chronix Biomedical, Inc. (“Chronix”) pursuant to an Agreement and Plan of Merger dated February 2, 2021, amended February 23, 2021, and amended and restated as of April 15, 2021 (as amended and restated, the “Chronix Merger Agreement”), by and among Oncocyte, CNI Monitor Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Oncocyte, Chronix became a wholly-owned subsidiary of Oncocyte (the “Chronix Merger”), and on that date Oncocyte began consolidating Chronix’s operations and results with Oncocyte’s operations and results. See Note 3, “Business Combinations and Contingent Consideration Liabilities – Acquisition of Chronix Biomedical, Inc.”

All material intercompany accounts and transactions have been eliminated in consolidation.

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

Segment Reporting

In accordance with ASC 280, Segment Reporting, Oncocyte’s management views its operations as one reportable segment that includes the research, development and commercialization of diagnostic tests, including molecular diagnostic services to pharmaceutical customers. See Note 11 for additional information.

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For cashflow reporting purposes, the Company combines the reported balance sheet amounts from cash and cash equivalents with restricted cash (noncurrent). As of March 31, 2025 and 2024, the aggregate amount of such ending balances were $32.7 million and $7.3 million, respectively, as presented on the consolidated statements of cash flows.

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

Oncocyte’s first product for commercial release was a proprietary treatment stratification test called DetermaRx that identifies which patients with early-stage non-small cell lung cancer may benefit from chemotherapy, resulting in a significantly higher, five-year survival rate. Beginning in September 2019 through February 23, 2021, Oncocyte held a 25% equity interest in Razor Genomics, Inc. (“Razor”), a privately held company, that had developed and licensed to Oncocyte the lung cancer treatment stratification laboratory test that Oncocyte was commercializing as DetermaRx. On February 24, 2021, Oncocyte completed the purchase of all the remaining issued and outstanding shares of common stock of Razor. As a result of the purchase of the Razor common stock, Oncocyte became the sole shareholder of Razor. On December 15, 2022, the Company entered into a Stock Purchase Agreement (the “Razor Stock Purchase Agreement”) with Dragon Scientific, LLC, a Delaware limited liability company (“Dragon”), and Razor. Pursuant to the Razor Stock Purchase Agreement, Oncocyte agreed to sell to Dragon, 3,188,181 shares of common stock of Razor, which constituted approximately 70% of the issued and outstanding equity interests of Razor on a fully-diluted basis, and transfer to Razor all of the assets and liabilities related to DetermaRx (the “Razor Sale Transaction”). On February 16, 2023, Oncocyte completed the Razor Sale Transaction (the “Razor Closing”). In connection with the Razor Closing, Oncocyte transferred to Razor all of the assets and liabilities related to DetermaRx. While no monetary consideration was received for the sale of 70% of the equity interests of Razor, the transaction allowed the Company to eliminate all development and commercialization costs with respect to DetermaRx. Following the Razor Closing, Oncocyte continues to own 1,366,364 shares of common stock of Razor, which constitutes approximately 30% of the issued and outstanding equity interests of Razor on a fully-diluted basis. Since February 16, 2023, Oncocyte continues to own an equity interest Razor, however, the remaining common stock held is accounted for at historical cost less impairment, which is currently zero.

Inventories

Inventories include raw materials, work-in-process and finished goods and are valued at the lower of cost or net realizable value. In September 2024, the Company began to capitalize certain RUO inventory costs in connection with its collaboration arrangement with Bio-Rad to develop and commercialize its GraftAssureIQ RUO kitted tests and eventual IVD kitted transplant testing products. See Note 10, “Collaborative Arrangements” for additional information. As of March 31, 2025, inventories were comprised of raw materials of $258,000 and finished goods of $201,000. As of December 31, 2024, inventories were comprised of raw materials of $207,000 and finished goods of $203,000.

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

Historically, the Company has entered into agreements to sell certain laboratory equipment. As a result, the Company classified the equipment as held for sale current assets in the consolidated balance sheet, when all the criteria of ASC subtopic 360-10, Property, Plant, and Equipment had been met. As such, laboratory equipment was written down to its fair value, less cost to sell, the remainder of which was $61,000 as of March 31, 2024. During the fourth quarter of 2024, the Company placed the remaining equipment items back into service. During the three months ended March 31, 2024, the Company recorded an impairment loss on held for sale assets of $169,000 in the consolidated statement of operations.

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

Oncocyte does not have intangible assets with indefinite useful lives other than the acquired IPR&D discussed in Note 5, which as of March 31, 2025, has been partially impaired.

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

Leases

Oncocyte accounts for leases in accordance with ASC 842, Leases. Oncocyte determines if an arrangement is a lease at inception. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. Under the available practical expedients for the adoption of ASC 842, Oncocyte accounts for the lease and non-lease components as a single lease component. Oncocyte recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months in the consolidated balance sheets. ROU assets represent the right to use an underlying asset during the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most leases do not provide an implicit rate, Oncocyte uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Oncocyte uses the implicit rate when it is readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that Oncocyte will exercise that option. Operating lease expense and financing lease amortization expense are recognized on a straight-line basis over the lease term. Operating leases include office leases and related ROU lease liabilities, current and long-term, in the consolidated balance sheets. Financing leases include machinery and equipment and related financing lease liabilities, current and long-term, in the consolidated balance sheets (see “Property and Equipment” above for more information). Oncocyte discloses the amortization of our operating lease ROU assets and payments as a net amount in the consolidated statements of cash flows. Oncocyte has entered into various operating and financing leases in accordance with ASC 842 as further discussed in Note 6.

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

The following table presents consolidated revenues by service:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Pharma Services	$2,138	$154
Laboratory Developed Test Services	—	22
Total	$2,138	$176

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

As of March 31, 2025 and December 31, 2024, Oncocyte had gross accounts receivable from Pharma Services customers of $3.6 million and $1.6 million, respectively.

Allowance for Credit Losses

Oncocyte establishes an allowance for credit losses based on the evaluation of the collectability of its Pharma Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial condition, reasonable and supportable forecast that affect the collectability of the reported amount, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. Oncocyte continuously monitors collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the credit loss reserve accounts. As of March 31, 2025 and December 31, 2024, Oncocyte had an allowance for credit losses of $36,000 and $16,000, respectively, related to Pharma Services.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Laboratory Developed Test Services

Prior to the Razor Sale Transaction (see “Investments in Privately Held Companies” above), Oncocyte generated revenue from performing DetermaRx tests on clinical samples through orders received from physicians, hospitals, and other healthcare providers. In determining whether all the revenue recognition criteria in (i) through (v) above was met with respect to DetermaRx tests, each test result was considered a single performance obligation and was generally considered complete when the test result was delivered or made available to the prescribing physician electronically, and, as such, there were no shipping or handling fees incurred by Oncocyte or billed to customers. Although Oncocyte billed a list price for all tests ordered and completed for all payer types, Oncocyte considered constraints on the variable consideration when it recognized revenue for DetermaRx. Because DetermaRx was a novel test and there were no current reimbursement arrangements with third-party payers other than Medicare, the transaction price represented variable consideration. Application of the constraint for variable consideration was an area that required significant judgment. For all payers other than Medicare, Oncocyte needed to consider the novelty of the test, the uncertainty of receiving payment, or being subject to claims for a refund, from payers with whom it did not have a sufficient payment collection history or contractual reimbursement agreements. Accordingly, for those payers, Oncocyte recognized revenue upon payment because it had insufficient history to reliably estimate payment patterns. The remaining Medicare and Medicare Advantage accounts receivable net balance was written-off in the first quarter of 2023. Laboratory Developed Test Services revenue recorded during the three months ended March 31, 2024 was the result of payments received.

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

Disaggregation of Revenues and Concentrations of Credit Risk

The following table presents the percentage of consolidated revenues by service:

	Three Months Ended March 31,
	2025	2024
Pharma Services	100%	88%
Laboratory Developed Test Services	0%	12%
Total	100%	100%

The following table presents the percentage of consolidated revenues generated by unaffiliated customers, based on the respective periods presented, that individually represented greater than ten percent of consolidated revenues:

	Three Months Ended March 31,
	2025	2024
Pharma services - Company A	100%	62%
Pharma services - Company B	*	26%
Laboratory Developed Test Services	*	12%

* Less than 10%

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the percentage of consolidated revenues attributable to geographical locations, based on country of domicile:

	Three Months Ended March 31,
	2025	2024
United States – Pharma Services	100%	0%
Outside of the United States – Pharma Services	0%	88%
United States – Laboratory Developed Test Services	0%	12%
Total	100%	100%

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

One Pharma Services customer individually represented approximately 99% of accounts receivable as of March 31, 2025. One Pharma Services customer individually represented approximately 97% of accounts receivable as of December 31, 2024.

The Company had accounts payable to three vendors that represented approximately 28%, 17% and 14% of accounts payable as of March 31, 2025, and three vendors that represented approximately 37%, 28% and 14% of accounts payable as of December 31, 2024.

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

Research and Development Expenses

Research and development expenses are comprised of costs incurred to develop technology, which include salaries and benefits, stock-based compensation, laboratory expenses (including reagents and supplies used in research and development laboratory work), infrastructure expenses (including depreciation expense and allocated facility occupancy costs), and contract services and other outside costs. Indirect research and development expenses are allocated primarily based on headcount, as applicable, and include rent and utilities, common area maintenance, telecommunications, property taxes and insurance. Research and development costs are expensed as incurred. Certain research and development expenses are attributed to our global strategic collaboration arrangement with Bio-Rad for commercializing our RUO kitted test product. See Note 10, “Collaborative Arrangements” for additional information.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs and related benefits, including stock-based compensation, trade show expenses, branding and positioning expenses, and consulting fees. Sales and marketing expenses also include indirect expenses for applicable overhead allocated based on headcount, and include allocated costs for rent and utilities, common area maintenance, depreciation expense, telecommunications, property taxes and insurance. During the three months ended March 31, 2025 and 2024, Oncocyte’s total advertising expenses were $91,000 and $39,000, respectively. Certain sales and marketing expenses are attributed to our global strategic collaboration arrangement with Bio-Rad for commercializing our RUO kitted test product. See Note 10, “Collaborative Arrangements” for additional information.

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

Oncocyte estimates the fair value of stock-based payment awards on the grant date and recognizes the resulting fair value over the requisite service period, which is generally a three or four-year vesting period. For stock-based awards that vest only upon the attainment of one or more performance goals set by Oncocyte at the time of the grant (sometimes referred to as milestone vesting), compensation cost is recognized if and when Oncocyte determines that it is probable that the performance condition or conditions will be, or have been, achieved. Oncocyte uses the Black-Scholes option pricing model for estimating the fair value of time-based options granted under Oncocyte’s equity plan. The fair value of each restricted stock unit (“RSU”) or award (“RSA”) is determined by the product of the number of units or shares granted and the grant date market price of the underlying common stock. Oncocyte has elected to treat stock-based payment awards with graded vesting schedules and time-based service conditions as a single award and recognizes stock-based compensation ratably on a straight-line basis over the requisite service period. Options have a maximum contractual term of ten years. Forfeitures are accounted for as they occur. Refer to Note 8 for additional information.

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

Retirement Plan

Oncocyte has an employee savings and retirement plan under Section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan in which eligible employees may elect to have a percentage of their compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. During the three months ended March 31, 2025 and 2024, Oncocyte’s total contributions to the plan were $77,000 and $70,000, respectively.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Collaborative Arrangements

The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements, which includes determining whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. To the extent that the arrangement falls within the scope of ASC 808, the Company assesses whether the payments between the Company and its collaboration partner fall within the scope of other accounting literature. If the Company concludes that payments from the collaboration partner to the Company would represent consideration from a customer, the Company accounts for those payments within the scope of ASC 606. However, if the Company concludes that its collaboration partner is not a customer for certain activities and associated payments, the Company presents such payments as a reduction of the related expense, based on where the Company presents the underlying expense. See Note 10, “Collaborative Arrangements” for additional information.

Income Taxes

Oncocyte and its subsidiaries will file a consolidated U.S. federal income tax return and combined California state return for the year ending December 31, 2025. Oncocyte accounts for income taxes in accordance with ASC 740, Income Taxes, which prescribes the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. The provision for income taxes for interim periods is determined using an estimated annual effective tax rate in accordance with ASC 740-270, Income Taxes, Interim Reporting. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, if any, and changes in or the interpretation of tax laws in jurisdictions where Oncocyte conducts business.

Oncocyte did not record any provision or benefit for income taxes for the three months ended March 31, 2025 and 2024, as Oncocyte had a full valuation allowance for the periods presented.

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

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Oncocyte will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2025 and December 31, 2024. Oncocyte is not aware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation as of March 31, 2025. Oncocyte is currently unaware of any tax issues under review. As of March 31, 2025 and December 31, 2024, the Company had unrecognized tax benefits totaling $1.1 million.

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss Per Common Share

Basic loss per share is computed by dividing the net loss applicable to common stockholders after deducting cumulative unpaid dividends and accretion of the preferred stock, when applicable, by the weighted average number of shares of common stock outstanding during the period. The weighted average shares outstanding - basic in the following table includes the effects of pre-funded warrants that were issued in April 2024 and February 2025 (refer to Note 7, “Common Stock Purchase Warrants” for additional information). Diluted loss per share is computed by dividing the net loss applicable to common stockholders after deducting cumulative unpaid dividends and accretion of the preferred stock, when applicable, by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method or the if-converted method, or the two-class method for participating securities, whichever is more dilutive. Potential common shares are excluded from the computation if their effect is antidilutive.

For the three months ended March 31, 2025 and 2024, all common stock equivalents are antidilutive because Oncocyte reported a net loss. The following table presents the calculation of basic and diluted loss per share of common stock:

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share data)
Numerator:
Net loss	$(6,671)	$(9,129)
Accretion of Series A redeemable convertible preferred stock	—	(206)
Net loss attributable to common stockholders - basic and diluted	$(6,671)	$(9,335)

Denominator:
Weighted average shares outstanding - basic and diluted	25,694	8,264

Net loss per share:
Net loss attributable to common stockholders per share - basic and diluted	$(0.26)	$(1.13)

Anti-dilutive potential common shares excluded from the computation of diluted net loss per common share:
Stock options	1,106	515
RSUs	756	5
Warrants	761	773
Series A redeemable convertible preferred stock	—	5
Total	2,623	1,298

Recent Accounting Pronouncements

Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to address investor requests for more transparency about income tax information by requiring improvements to income tax disclosures, including, (i) consistent categories and greater disaggregation of information in the rate reconciliation, and (ii) income taxes paid disaggregated by jurisdiction. Additional amendments in this Update improve the effectiveness and comparability of disclosures by, (i) adding disclosures of pretax income (or loss) and income tax expense (or benefit), and (ii) removing disclosures that no longer are considered cost beneficial or relevant. The amendments in this Update should be applied prospectively (retrospective application is permitted) and are effective for annual periods beginning after December 15, 2024. Management is currently evaluating the impact that the amendments in this Update will have on the Company’s financial statement disclosures. The adoption of this new standard will not have an impact on the Company’s consolidated balance sheets and consolidated statements of operations, comprehensive loss, shareholders' equity (deficit) and cash flows.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to address investor requests for more detailed information about certain types of reported costs and expenses. The amendments in this Update require disclosure, in the notes to financial statements, at each interim and annual reporting period an entity: 1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, and (d) intangible asset amortization included in each expense caption presented on the face of the income statement within continuing operations; 2) include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; 3) disclose a qualitative description of the amounts remaining that are not separately disaggregated quantitatively; and 4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this Update should be applied either prospectively or retrospectively, and are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027,with early adoption permitted. Management is currently evaluating the impact that the amendments in this Update will have on the Company’s financial statement disclosures. The adoption of this new standard will not have an impact on the Company’s consolidated balance sheets and consolidated statements of operations, comprehensive loss, shareholders' equity (deficit) and cash flows.

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

The fair value of the contingent consideration after the Insight Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s consolidated statements of operations. Since December 2023, Milestone 1 and Royalty 2 (Pharma Services) are not expected to be paid and are excluded from the current fair value. During 2025, based on Oncocyte’s reassessment of significant assumptions, there was an increase of approximately $31,000 to the fair value of the contingent consideration primarily attributable to revised estimates of the possible future payouts and, accordingly, this amount was recorded as a change in fair value of contingent consideration in the consolidated statement of operations for the three months ended March 31, 2025.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Oncocyte uses a discounted cash flow valuation technique to determine the fair value of its Level 3 contingent consideration liabilities. The significant unobservable inputs used in Insight’s contingent consideration valuation on March 31, 2025, included: (i) a discount period, based on the expected Milestone payment dates, ranging from 1.7 years to 7.5 years, (ii) a discount rate of 13.2% to 13.4%, and (iii) a management probability estimate of 25% to 50%. The significant unobservable inputs used in Insight’s contingent consideration valuation on March 31, 2024, included: (i) a discount period, based on the expected Milestone payment dates, ranging from 1.25 years to 1.5 years, (ii) a discount rate of 16.2%, and (iii) a management probability estimate of 25% to 50%. Changes to significant unobservable inputs to different amounts could result in a significantly higher or lower fair value measurement at the reporting date.

The following tables reflect the activity for the Insight contingent consideration measured at fair value using Level 3 inputs:

Fair Value
(In thousands)
Balance at December 31, 2023	$2,040
Change in estimated fair value	(60)
Balance at March 31, 2024	$1,980

Balance at December 31, 2024	$2,593
Change in estimated fair value	31
Balance at March 31, 2025	$2,624

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

The fair value of the Chronix contingent consideration after the Chronix Merger Date is reassessed by Oncocyte as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in Oncocyte’s consolidated statements of operations. During 2025, based on Oncocyte’s reassessment of significant assumptions, there was an increase of approximately $848,000 to the fair value of the contingent consideration primarily attributable to revised estimates of the possible future payouts and, accordingly, this amount was recorded as a change in fair value of contingent consideration in the consolidated statement of operations for the three months ended March 31, 2025.

Oncocyte uses a discounted cash flow valuation technique to determine the fair value of its Level 3 contingent consideration liabilities. The significant unobservable inputs used in Chronix’s contingent consideration valuation on March 31, 2025, included: (i) a discount period, based on the related patent expiration dates, ranging from 9.6 years to 10.5 years, (ii) a discount rate of 13.2% to 13.5%, and (iii) a payout percentage of 10% based on the earnout provision. The significant unobservable inputs used in Chronix’s contingent consideration valuation on March 31, 2024, included: (i) a discount period, based on the related patent expiration dates, ranging from 9.6 years to 11.5 years, (ii) a discount rate of 14.6% to 15.6%, and (iii) a payout percentage of 10% based on the earnout provision. Changes to significant unobservable inputs to different amounts could result in a significantly higher or lower fair value measurement at the reporting date.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the activity for the Chronix contingent consideration measured at fair value using Level 3 inputs:

Fair Value
(In thousands)
Balance at December 31, 2023	$40,174
Change in estimated fair value	3,372
Balance at March 31, 2024	$43,546

Balance at December 31, 2024	$35,346
Change in estimated fair value	848
Balance at March 31, 2025	$36,194

As of March 31, 2025 and 2024, the total Chronix contingent consideration fair values, as presented in the tables above, include $2.3 million of severance obligations related to the Chronix acquisition. The accompanying consolidated balance sheets separately present the Insight and Chronix total contingent consideration liabilities as current and noncurrent based on our expectations of the timing of product commercialization and subsequent revenues that trigger the payouts. Contingent consideration is not deductible for tax purposes, even if paid; therefore, no deferred tax assets related to the contingent consideration were recorded.

4. Property and Equipment, Net

Right-of-use and financing lease assets, net, machinery and equipment, net, and construction in progress were as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Right-of-use and financing lease assets	$4,506	$5,323
Machinery, equipment and leasehold improvements	9,722	8,366
Accumulated depreciation and amortization	(7,433)	(7,705)
Right-of-use and financing lease assets and machinery and equipment, net	6,795	5,984
Construction in progress	360	340
Total	$7,155	$6,324

Property and equipment depreciation and amortization expense amounted to $484,000 and $313,000 for the three months ended March 31, 2025 and 2024, respectively.

5. Intangible Assets, Net

As part of the Insight and Chronix acquisitions completed on January 31, 2020 and April 15, 2021, respectively, the Company acquired IPR&D and customer relationships (see Note 3). The original IPR&D balances were reassessed using the multi-period excess earnings method (“MPEEM”) approach and the Company recorded an impairment of approximately $5.0 million related to DetermaIO as of March 31, 2023. During the fourth quarter of 2024, the IPR&D balances were reassessed using the MPEEM approach and the results of the valuations noted that the carrying values of the DetermaIO and DetermaCNI related IPR&D intangible assets were greater than the fair market values. Accordingly, the Company recorded impairments of $6.8 million and $35.1 million related to DetermaIO and DetermaCNI, respectively, as of December 31, 2024.

The MPEEM valuation approach is a discounted cash flow valuation technique and was used to determine the Level 3 fair values of the IPR&D. The significant unobservable inputs used related to DetermaIO as of December 31, 2024, included: (i) a discount period of 19.5 years, based on the expected life of patent, and (ii) a weighted average cost of capital rate of 29.0%, as well as certain assumptions about future cash flows. This valuation approach yielded a fair value of $2.9 million as of December 31, 2024. The significant unobservable inputs used related to DetermaCNI as of December 31, 2024, included: (i) a discount period of 19.5 years, based on the expected life of patent, and (ii) a weighted average cost of capital rate of 19.5%, as well as certain assumptions about future cash flows. This valuation approach yielded a fair value of $11.7 million as of December 31, 2024. As market conditions change, the Company will re-evaluate assumptions used in the determination of fair value for IPR&D and is uncertain to the extent of the volatility in the unobservable inputs in the foreseeable future. Refer to Note 2, “Intangible Assets” for additional IPR&D information.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets, net, consisted of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Intangible assets:
Acquired IPR&D - DetermaIO™ (1)	$2,900	$2,900
Acquired IPR&D - DetermaCNI™ (2)	11,700	11,700

Intangible assets subject to amortization:
Acquired intangible assets - customer relationship	440	440
Total intangible assets	15,040	15,040
Accumulated amortization - customer relationship(3)	(440)	(433)
Intangible assets, net	$14,600	$14,607

(1)
See Note 3 for information on the Insight Merger.
(2)
See Note 3 for information on the Chronix Merger.
(3)
Amortization of intangible assets is included in “Cost of revenues – amortization of acquired intangibles” on the consolidated statements of operations because the intangible assets pertain directly to the revenues generated from the acquired intangibles.

Intangible asset amortization expense amounted to $7,000 and $22,000 for the three months ended March 31, 2025 and 2024, respectively.

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

Effective as of January 2, 2025, Oncocyte, Landlord and Subtenant (as defined below under the caption "Irvine Office Sublease") entered into an amendment to the Irvine Lease, dated December 26, 2024 (the “Amendment”). Pursuant to the terms of the Amendment, among other things: (a) Oncocyte and Subtenant agreed that all rights to extend the Term of the Irvine Lease for a period of five years were terminated, and (b) Landlord and Oncocyte agreed that, provided the Company is not in default under any of the terms and conditions of the Irvine Lease that is continuing beyond any and all applicable notice and cure periods, then, commencing on July 1, 2025 and continuing on the first day of each calendar month thereafter, the provided letter of credit (as further discussed below) in the amount of $1.7 million (the “Letter of Credit Amount”) shall be reduced by an amount equal to $60,714.29 on each such date, until the Letter of Credit Amount is fully reduced, after which the letter of credit shall be deemed to have been terminated and Oncocyte shall have no further obligation to maintain or deliver the letter of credit under the Irvine Lease. The new Letter of Credit Amount will correspond to the Company’s restricted cash on the accompanying consolidated balance sheet and the reductions in the Letter of Credit Amount would correspondingly reduce the associated amount of such restricted cash.

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Oncocyte has provided the lessor with a security deposit in the amount of $150,000 and a letter of credit in the initial amount of $1.7 million. The lessor may apply the security deposit, in whole or in part, for the payment of rent and any other amount that Oncocyte is or becomes obligated to pay under the Irvine Lease but fails to pay when due and beyond any cure period. The lessor may draw on the letter of credit from time to time to pay any amount that is unpaid and due, or if the original issuing bank notifies the lessor that the letter of credit will not be renewed or extended for the period required under the Irvine Lease and Oncocyte fails to timely provide a replacement letter of credit, or an “event of default” under the Irvine Lease occurs and continues beyond the applicable cure period, or if certain instances of insolvency or bankruptcy with respect to Oncocyte occur. Oncocyte is required to restore any portion of the security deposit that is applied by the lessor to payments due under the Irvine Lease, and Oncocyte is required to restore the amount available under the letter of credit to the required amount if any portion of the letter of credit is drawn by the lessor. The Irvine Lease provides that Oncocyte has the right to cancel the letter of credit at any time if it meets certain market capitalization and balance sheet thresholds provided that Oncocyte is not then in default under the Irvine Lease beyond any applicable notice and cure period and the lessor has not determined that an event exists that would lead to an event of default. The Letter of Credit Amount shall be reduced as described in the Amendment above.

To obtain the letter of credit, Oncocyte has provided the issuing bank with a restricted cash deposit that the bank will hold to cover its obligation to pay any draws on the letter of credit by the lessor. The restricted cash may not be used for any other purpose. Accordingly, Oncocyte has reflected $1.7 million as restricted cash in the accompanying consolidated balance sheets as of March 31, 2025 and December 31, 2024.

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following the Sublease Commencement Date, Subtenant is responsible for the payment of Additional Rent, including Expenses and Taxes (as each such term is defined in the Irvine Lease), provided that, with respect to the Initial Period, Subtenant will be responsible for only 50% of the Expenses and Taxes due. In addition, Subtenant paid the Company a security deposit in the amount of $101,987 in connection with the transactions contemplated by the Sublease Agreement.

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

Financing Leases

Oncocyte had various financing leases for certain laboratory and other equipment, as shown in the tables below. Oncocyte’s lease obligations are collateralized by the equipment financed under the lease schedules.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating and Financing Leases

The following table presents supplemental balance sheet information related to operating and financing leases:

	March 31, 2025	December 31, 2024
	(In thousands)
Operating leases
Right-of-use assets, net	$1,642	$1,789

Right-of-use lease liabilities, current	$946	$914
Right-of-use lease liabilities, noncurrent	1,466	1,713
Total operating lease liabilities	$2,412	$2,627

Financing leases
Machinery and equipment	$1,434	$1,673
Accumulated depreciation	(487)	(705)
Machinery and equipment, net	$947	$968

Current liabilities	$420	$381
Noncurrent liabilities	506	554
Total financing lease liabilities	$926	$935

Weighted average remaining lease term:
Operating lease	2.4 years	2.6 years
Financing lease	2.2 years	2.4 years

Weighted average discount rate:
Operating lease	10.47%	10.44%
Financing lease	9.87%	10.23%

Future minimum lease commitments are as follows:

	Operating	Financing
	Leases	Leases
	(In thousands)
Year Ending December 31,
2025	$863	$366
2026	1,182	433
2027	695	224
Total minimum lease payments	2,740	1,023
Less amounts representing interest	(328)	(97)
Present value of net minimum lease payments	$2,412	$926

The following table presents supplemental cash flow information related to operating and financing leases:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$281	$272
Operating cash flows from financing leases	$24	$—
Financing cash flows from financing leases	$98	$—

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred total operating lease cost, including short-term lease expense, of $138,000 and $92,000, which was net of sublease income of $114,000 and $173,000, for the three months ended March 31, 2025 and 2024, respectively. Financing lease amortization expense amounted to $110,000 and zero for the three months ended March 31, 2025 and 2024, respectively.

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

Tax Filings

Oncocyte tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Management believes Oncocyte has adequately provided for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be significantly different than the amounts recorded in the consolidated financial statements. See Note 2, “Income Taxes” for additional information.

Employment Contracts

Oncocyte has entered into employment and severance benefit contracts with certain executive officers. Under the provisions of the contracts, Oncocyte may be required to incur severance obligations for matters relating to changes in control, as defined in the respective contracts, and certain terminations of executives. As of March 31, 2025 and December 31, 2024, Oncocyte accrued approximately $2.4 million and $2.3 million, respectively, in severance obligations for certain executive officers, in accordance with the severance benefit provisions of their respective employment and severance benefit agreements, primarily related to Oncocyte’s acquisition of Chronix in 2021. For the periods presented, management has classified $2.3 million of the accrued severance obligations related to the Chronix acquisition as current and noncurrent based on our expectations of the timing of product commercialization and subsequent revenues that trigger the payouts. Such balances are included in the consolidated balance sheets under contingent consideration liabilities, current and noncurrent. See Note 3, “Business Combinations and Contingent Consideration – Acquisition of Chronix Biomedical, Inc.” for additional information.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Indemnification

In the normal course of business, Oncocyte may provide indemnification of varying scope under Oncocyte’s agreements with other companies or consultants, typically Oncocyte’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Oncocyte will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Oncocyte’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Oncocyte’s diagnostic tests. Oncocyte’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from Oncocyte’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or license agreement to which they relate. The Razor Stock Purchase Agreement (see Note 2, “Investments in Privately Held Companies”) also contains provisions under which Oncocyte has agreed to indemnify Razor and Encore Clinical, Inc., a former stockholder of Razor, from losses and expenses resulting from breaches or inaccuracy of Oncocyte’s representations and warranties and breaches or nonfulfillment of Oncocyte’s covenants, agreements, and obligations under the Razor Stock Purchase Agreement. Oncocyte periodically enters into underwriting and securities sales agreements with broker-dealers in connection with the offer and sale of Oncocyte securities. The terms of those underwriting and securities sales agreements include indemnification provisions pursuant to which Oncocyte agrees to indemnify the broker-dealers from certain liabilities, including liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”), in connection with the offer and sale of Oncocyte securities. The potential future payments Oncocyte could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, Oncocyte has not been subject to any claims or demands for indemnification. Oncocyte also maintains various liability insurance policies that limit Oncocyte’s financial exposure. As a result, Oncocyte management believes that the fair value of these indemnification agreements is minimal. Accordingly, Oncocyte has not recorded any liabilities for these agreements as of March 31, 2025 and December 31, 2024.

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

In the event of the Company’s liquidation, dissolution, or winding up, holders of Series A Preferred Stock would have received a payment equal to the stated value of the Series A Preferred Stock plus accrued but unpaid dividends and any other amounts that may have become payable on the Series A Preferred Stock. Shares of Series A Preferred Stock were entitled to receive cumulative dividends at a rate per share (as a percentage of stated value) of 6% per annum, payable quarterly in cash or, at our option, by accreting such dividends to the stated value.

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

Preferred Stock

As of March 31, 2025 and December 31, 2024, Oncocyte had 5,000,000 shares of preferred stock, no-par value, authorized. As of March 31, 2025 and December 31, 2024, Oncocyte had no shares of preferred stock issued and outstanding.

Common Stock

As of March 31, 2025 and December 31, 2024, Oncocyte had 230,000,000 shares of common stock, no-par value, authorized. As of March 31, 2025 and December 31, 2024, Oncocyte had 28,599,285 and 17,452,824 shares of common stock issued and outstanding, respectively.

April 2024 Offering

On April 15, 2024, the Company consummated a private placement of its securities to certain accredited investors for the issuance and sale of 5,076,900 shares of the Company's common stock and pre-funded warrants to purchase 342,888 shares of the Company's common stock, with an exercise price of $0.0001 per share (the “April 2024 Offering”). The purchase price for one common share was $2.9164, and the purchase price for one pre-funded warrant was $2.9163. Certain insiders of the Company subscribed for 42,373 of the shares of common stock sold in the private placement, at a purchase price of $2.95 per share (see Note 9). The related securities purchase agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and the accredited investors, including for liabilities under the Securities Act, other obligations of the parties and termination provisions.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A holder of the pre-funded warrants may not exercise any portion of such holder’s pre-funded warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of common stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise. The pre-funded warrants are exercisable immediately and will expire when exercised in full. As of March 31, 2025, none of such pre-funded warrants have been exercised.

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

August 2024 Offering

On August 9, 2024, the Company entered into a sales agreement with a sales agent, pursuant to which the Company could offer and sell from time to time up to an aggregate of $7.5 million of shares of the Company’s common stock (the “Placement Shares”), through the sales agent (the “August 2024 Offering”).

Sales of the Placement Shares were made in sales deemed to be "at-the-market offerings” as defined in Rule 415 promulgated under the Securities Act. The sales agent used commercially reasonable efforts to sell, on the Company’s behalf, all of the Placement Shares requested to be sold by the Company, consistent with its normal trading and sales practices, the terms of the sales agreement, and applicable law and regulations. The Company could also sell Placement Shares to the sales agent as principal in negotiated transactions. The Company had no obligation to sell any Placement Shares, and could at any time suspend offers under the sales agreement or terminate the sales agreement. The sales agreement would terminate, and offer and sale of the Placement Shares pursuant to the sales agreement would cease, upon the earlier of (a) the issuance and sale of all of the Placement Shares subject to the sales agreement or (b) the termination of the sales agreement by the sales agent or the Company pursuant to the terms thereof. The sales agreement contained customary representations, warranties and agreements by the Company, as well as indemnification obligations of the Company for certain liabilities under the Securities Act. On February 6, 2025, the Company provided notice of its intention to terminate the sales agreement. As a result, on February 8, 2025, the sales agreement terminated in accordance with its terms.

Under the terms of the sales agreement, the Company paid the sales agent a commission equal to 3.0% of the aggregate gross proceeds from each sale of Placement Shares. As of February 8, 2025, the Company sold 610,622 Placement Shares for net proceeds of approximately $1.7 million, at an average purchase price of $3.05 per share. In addition, the Company agreed to pay certain expenses incurred by the sales agent in connection with the offering. Total offering expenses incurred in the amount of $367,000 were being deferred and expensed ratably over a one year period. On February 8, 2025, the remaining deferred financing costs of $279,000 were recognized as a general and administrative expense in the consolidated statement of operations.

The Placement Shares were registered under the Securities Act pursuant to the registration statement on Form S-3 (File No. 333-281159) filed with the SEC on August 1, 2024 and declared effective by the SEC on August 7, 2024, the base prospectus contained within the registration statement, and a prospectus supplement dated August 9, 2024.

October 2024 Offering

On October 4, 2024, the Company consummated the October 2024 Offering, a private placement of its securities to certain accredited investors for the issuance and sale of 3,461,138 shares of the Company's common stock. The purchase price for one common share was $2.948. Certain insiders of the Company subscribed for 37,037 of the shares of common stock sold in the private placement, at a purchase price of $2.97 per share (see Note 9). The related securities purchase agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and the investors, including for liabilities under the Securities Act, other obligations of the parties and termination provisions.

The gross proceeds to the Company from the October 2024 Offering were approximately $10.2 million, before deducting approximately $836,000 in placement agent fees and expenses and offering expenses payable by the Company. The Company used the net proceeds received of approximately $9.4 million for general corporate purposes and working capital.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 2025 Offering

On February 10, 2025, the Company consummated a private placement of its securities to certain accredited investors for the issuance and sale of 7,536,706 shares of the Company's common stock and pre-funded warrants to purchase 3,069,926 shares of the Company's common stock, with an exercise price of $0.0001 per share. The purchase price for one common share was $2.05, and the purchase price for one pre-funded warrant was $2.05. Certain officers of the Company subscribed for 109,756 of the shares of common stock sold in the private placement, at a purchase price of $2.05 per share (see Note 9). The related securities purchase agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and the investors, including for liabilities under the Securities Act, other obligations of the parties and termination provisions.

A holder of the pre-funded warrants may not exercise any portion of such holder’s pre-funded warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of common stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of March 31, 2025, none of such pre-funded warrants have been exercised.

Further, on February 10, 2025, the Company consummated a registered direct offering of its securities to certain investors for the issuance and sale of 3,609,755 shares of the Company's common stock, priced at-the-market under the rules of The Nasdaq Stock Market. The purchase price for one common share was $2.05. The related securities purchase agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and the investors, including for liabilities under the Securities Act, other obligations of the parties and termination provisions.

The registered shares of common stock were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-281159), which was filed with the SEC on August 1, 2024, and declared effective by the SEC on August 7, 2024, including the base prospectus contained therein, and a related prospectus supplement, dated February 7, 2025, filed with the SEC on February 10, 2025.

The aggregate gross proceeds from the February 2025 Offering were approximately $29.1 million. After deducting offering expenses payable by the Company of $487,000, the resulting net proceeds were approximately $28.7 million. The Company is using the net proceeds received for general corporate purposes and working capital.

Unregistered Restricted Stock Issuance

During the three months ended March 31, 2024, the Company issued 12,000 shares of restricted common stock in connection with an ongoing investor relations consulting service arrangement for a total fair value of $36,000.

Common Stock Purchase Warrants

As of March 31, 2025 and December 31, 2024, Oncocyte had common stock purchase warrants issued and outstanding of 760,866. During the three months ended March 31, 2025, no warrants were exercised or expired. As of March 31, 2025, the outstanding warrants had exercise prices ranging from $30.60 to $109.20 per share, are set to expire on various dates ranging from February 2027 to October 2029 and have a weighted average remaining life of 2.07 years. Certain warrants have “cashless exercise” provisions meaning that the value of a portion of warrant shares may be used to pay the exercise price rather than payment in cash, which may be exercised under any circumstances in the case of the Bank Warrants discussed below or, in the case of certain other warrants, only if a registration statement for the warrants and underlying shares of common stock is not effective under the Securities Act or a prospectus in the registration statement is not available for the issuance of shares upon the exercise of the warrants. All of the outstanding warrants meet the equity classification criteria and have been classified as equity, refer to Note 2, “Accounting for Warrants” for additional information.

In connection with the April 2024 Offering, the Company issued pre-funded warrants to purchase 342,888 shares of common stock. In connection with the February 2025 Offering, the Company issued additional pre-funded warrants to purchase 3,069,926 shares of common stock. For accounting purposes, the pre-funded warrants are equity-classified, contain no contingencies to exercise and are therefore considered outstanding for purposes of calculating basic earnings per share. As of March 31, 2025, none of such pre-funded warrants have been exercised.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Bank Warrants

In connection with a loan that matured in September 2022 from Silicon Valley Bank (the “Bank”), in February 2017, Oncocyte issued common stock purchase warrants to the Bank (the “2017 Bank Warrants”). The Bank was issued warrants to purchase 412 shares of Oncocyte common stock at an exercise price of $97.00 per share, through February 21, 2027. In March 2017, the Bank was issued warrants to purchase an additional 366 shares at an exercise price of $109.20 per share, through March 23, 2027. In October 2019, Oncocyte issued a common stock purchase warrant to the Bank (the “2019 Bank Warrant”) entitling the Bank to purchase 4,928 shares of Oncocyte common stock at an exercise price of $33.80 per share, through October 17, 2029. The Bank may elect to exercise the 2017 Bank Warrants and the 2019 Bank Warrant on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the Bank Warrant is being exercised by (A) the excess of the fair market value of the common stock over the applicable Warrant Price, divided by (B) the fair market value of the common stock. The fair market value of the common stock will be last closing or sale price on a national securities exchange, interdealer quotation system, or over-the-counter market. These warrants meet the equity classification criteria and have been classified as equity. As of March 31, 2025, no Bank Warrants have been exercised.

8. Stock-Based Compensation

Equity Incentive Plan

In August 2018, Oncocyte shareholders approved a new Equity Incentive Plan to replace the 2010 Stock Option Plan (the “2010 Plan”) and in October 2024, Oncocyte shareholders approved an amendment and restatement of such new Equity Incentive Plan (the “2018 Incentive Plan”). The 2018 Incentive Plan will expire on July 2, 2028. In initially adopting the 2018 Incentive Plan, Oncocyte terminated the 2010 Plan and ceased to grant any additional stock options or sell any stock under restricted stock purchase agreements under the 2010 Plan; however, stock options issued under the 2010 Plan continue in effect in accordance with their terms and the terms of the 2010 Plan until the exercise or expiration of the individual options. Total remaining stock options outstanding under the 2010 Plan as of March 31, 2025 and December 31, 2024, were 12,467 and 16,217, respectively.

As of March 31, 2025, 2,560,000 aggregate shares of common stock have been reserved for issuance under the equity incentive plans for the grant of stock options or the sale of restricted stock or for the settlement of RSUs. Oncocyte may also grant stock appreciation rights under the 2018 Incentive Plan. Upon the exercise of stock options, the issuance of RSAs, or the delivery of shares pursuant to vested RSUs or performance-based restricted stock units (“PSUs”), it is Oncocyte’s policy to issue new shares of common stock. The Board may amend or modify the 2018 Incentive Plan at any time, subject to any required stockholder approval. Shares available for grant under the 2018 Incentive Plan as of March 31, 2025 and December 31, 2024, were 356,045 and 1,026,314, respectively.

Plan Activity

A summary of Oncocyte’s 2010 Plan and 2018 Incentive Plan activity and related information follows:

	Options				Nonvested RSUs
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average amounts)
Balance at December 31, 2024	1,091	$12.42	8.56 years	$—	100	$1.73
Options granted	20	$3.18			n/a	n/a
RSUs granted	n/a	n/a			656	$3.18
Options exercised	—	$—		$—	n/a	n/a
RSUs vested	n/a	n/a			—	$—
Options forfeited/expired	(5)	$34.95			n/a	n/a
RSUs forfeited	n/a	n/a			—	$—
Balance at March 31, 2025	1,106	$12.14	8.39 years	$138	756	$2.99
Options vested and expected to vest at March 31, 2025	1,106	$12.14	8.39 years	$138
Options exercisable at March 31, 2025	279	$37.47	6.38 years	$—
Stock-based compensation expense for the period	$446				$27
Unrecognized stock-based compensation expense	$1,611				$2,213
Weighted average remaining recognition period	2.16 years				3.50 years

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Option Awards

During the three months ended March 31, 2025, the Company granted 20,000 total stock options with a weighted average grant date fair value of $2.63 per option. During the three months ended March 31, 2024, the Company did not grant any stock options. The assumptions used to calculate the Black-Scholes grant date fair value for such time-based awards were as follows:

	Three Months Ended March 31,
	2025	2024
Expected life	6.18 years	—
Risk-free interest rates	4.15%	—
Volatility	103.71%	—
Dividend yield	0%	—

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

In August 2023, the Company awarded 120,000 stock option grants with market-based and time-based vesting conditions, and a grant date market price and exercise price of $3.34 to certain executives. The fair value of such awards was estimated using the Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the performance and market conditions, which are subject to the achievement of the market-based goals established by the Company and the continued employment of the executives through December 31, 2025. These awards vest only to the extent that the market-based conditions are satisfied as specified in the vesting conditions. The grant date fair value and associated compensation cost of the market-based awards reflect the probability of the market condition being achieved, and the Company will recognize this compensation cost regardless of the actual achievement of the market-based conditions. Assumptions utilized in connection with the Monte Carlo valuation technique included: estimated risk-free interest rate of 4.81 percent; term of 6.19 years; expected volatility of 91.0 percent; and expected dividend yield of 0 percent. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments. Based on the market-based conditions, the grant date fair values of these awards ranged from $1.09 to $1.74, amounting to a total fair value of approximately $156,000. As of March 31, 2025, no awards have vested as none of the market-based conditions have been satisfied.

RSU Awards

The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2025 was $3.18 per unit. No RSUs were granted during the three months ended March 31, 2024. The aggregate fair value of RSUs vested during the three months ended March 31, 2025 and 2024 was zero as no RSUs vested during these periods.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In October 2024, the Company awarded 100,000 PSUs with market-based and service-based vesting conditions, and a grant date market price of $3.05 to a Company executive. Vesting is subject to continuous service as an employee of the Company or a subsidiary thereof from hire date through the applicable vesting date, and shall performance vest as follows: (i) 50% will vest upon the Company’s achievement of an aggregate market value of voting and non-voting common equity held by non-affiliates of the Company of $75.0 million or more, such that the Company is no longer subject to the “Baby Shelf Rules” of Form S-3, and (ii) 50% will vest upon the Company’s achievement of a market capitalization of $200.0 million, which shall be determined based on the 30-day volume weighted average price of the common stock measured as of the end of each full calendar month following the date of grant. No units will vest prior to June 20, 2025, and any units that are not performance vested on December 31, 2026 shall automatically be forfeited. The fair value of such award was estimated using the Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the expected period to achievement of the market conditions. The grant date fair value and associated compensation cost of the market-based award reflect the probability of the market condition being achieved, and the Company will recognize this compensation cost regardless of the actual achievement of the market-based conditions. Assumptions utilized in connection with the Monte Carlo valuation technique included: estimated risk-free interest rate of 3.93 percent; term of 2.2 years; expected volatility of 90.0 percent; and expected dividend yield of 0 percent. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments. Based on the two described performance vesting conditions, the grant date fair values were $2.03 and $1.43, respectively, amounting to a total fair value of $173,000.

Stock-Based Compensation Expense

Oncocyte recorded stock-based compensation expense in the following categories on the accompanying consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cost of revenues	$—	$2
Research and development	195	207
Sales and marketing	38	42
General and administrative	240	167
Total	$473	$418

Total unrecognized stock-based compensation expense as of March 31, 2025 was $3.8 million, which will be amortized over a weighted average remaining recognition period of 2.94 years.

Other Information

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If Oncocyte had made different assumptions, its stock-based compensation expense and results for the periods presented may have been significantly different. Refer to Note 2, “Stock-Based Compensation” for additional information.

Oncocyte does not recognize deferred income taxes for incentive stock option compensation expense and records a tax deduction only when a disqualified disposition has occurred.

9. Related Party Transactions

Financing Transactions

On April 13, 2022, Oncocyte entered into the Securities Purchase Agreement with the Investors, including Broadwood Partners, L.P. (“Broadwood”), for the Series A Preferred Stock offering. Broadwood had a direct material interest in the Series A Preferred Stock offering and agreed to purchase 5,882 in the Series A Preferred Stock offering and on the same terms as other investors. In April 2024, Company redeemed the remaining shares of the Series A Preferred Stock, see Note 7 for additional information.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Further, on April 13, 2022, Oncocyte entered into an underwriting agreement pursuant to which the Company agreed to issue and sell certain shares of common stock and warrants to purchase common stock (“April 2022 Warrants”). The April 2022 Warrants have an exercise price of $30.60 per share and will expire on April 19, 2027. Pursuant to the underwritten offering, Broadwood acquired from us (i) 261,032 shares of common stock, and (ii) 300,187 April 2022 Warrants to purchase up to 150,093 shares of common stock. However, the total number of shares of common stock that Broadwood purchased in the underwritten offering was 300,187, of which 39,154 existing shares were acquired by the underwriters in the open market and re-sold to Broadwood. Pura Vida acquired from us (i) 249,204 shares of common stock, and (ii) 286,585 April 2022 Warrants to purchase up to 143,292 shares of common stock. However, the total number of shares of common stock that Pura Vida purchased in the underwritten offering was 286,585, of which 37,380 existing shares were acquired by the underwriters in the open market and re-sold to Pura Vida. See Note 7, “Common Stock Purchase Warrants” for additional information.

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

On April 15, 2024, Oncocyte consummated a private placement of its securities to certain investors, including Broadwood, entities affiliated with AWM, Bio-Rad, and certain individuals, including Oncocyte's Chairman, Andrew Arno, for the issuance and sale of 5,076,900 shares of its common stock and pre-funded warrants to purchase 342,888 shares of its common stock. The purchase price for one share of common stock was $2.9164, and the purchase price for one pre-funded warrant was $2.9163. Insiders subscribed for 42,373 of the shares of common stock sold in the private placement, at a purchase price of $2.95 per share of common stock, which amount reflected the final closing price of the common stock on Nasdaq on the last trading day immediately prior to pricing. Broadwood purchased 2,420,000 shares of common stock for $7,057,688, entities affiliated with AWM purchased 342,889 shares of common stock and 342,888 pre-funded warrants for $2,000,000, and Bio-Rad purchased 1,200,109 shares of common stock for $3,499,998. Mr. Arno purchased 33,898 shares of common stock for $100,000. One of Oncocyte's directors, Andrew Last, served as the Executive Vice President and Chief Operating Officer of Bio-Rad before retiring on September 6, 2024. See Note 7, “Common Stock – April 2024 Offering” for additional information.

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

On February 10, 2025, Oncocyte consummated the February 2025 Offering involving certain investors, including Broadwood, Bio-Rad, AWM, Unterberg Legacy Capital, LLC (“Unterberg”) and certain affiliated parties, Patrick W. Smith, and certain other individuals, including Oncocyte's Chief Financial Officer, Andrea James, and Chief Science Officer, Ekkehard Schütz. The gross proceeds from the February 2025 Offering were approximately $29.1 million. Officers of the Company subscribed for 109,756 of the shares of common stock in the aggregate sold in the February 2025 Offering, at a purchase price of $2.05 per share of common stock. Broadwood purchased 5,165,695 shares of common stock for approximately $10,590,000, Bio-Rad purchased 1,253,134 shares of common stock for approximately $2,569,000, AWM purchased 2,052,026 shares of common stock and pre-funded warrants to purchase up to 3,069,926 shares of common stock for approximately $10,500,000, Unterberg and its affiliated parties purchased 73,169 shares of common stock for $150,000, and Patrick W. Smith purchased 1,463,414 shares of common stock for $3,000,000. Ms. James purchased 97,561 shares of common stock for $200,000 and Mr. Schütz purchased 12,195 shares of common stock for $25,000. Oncocyte's Chairman, Andrew Arno, has served as a Managing Member of Unterberg since October 2023. See Note 7, “Common Stock – February 2025 Offering” for additional information.

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Bio-Rad Transactions

During the three months ended March 31, 2025, the Company purchased $1.1 million in laboratory equipment and incurred $70,000 in laboratory related costs from Bio-Rad. During the three months ended March 31, 2025, the Company also made finance lease payments of $99,000 under various laboratory equipment leases from Bio-Rad with a remaining financing lease liability of $716,000 as of March 31, 2025. During the three months ended March 31, 2024, there were no such transactions with Bio-Rad.

As of March 31, 2025 and December 31, 2024, the Company had accounts payable due to Bio-Rad of $1.5 million and $638,000, respectively. One of Oncocyte's directors, Andrew Last, served as the Executive Vice President and Chief Operating Officer of Bio-Rad before retiring on September 6, 2024.

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

10. Collaborative Arrangement

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

Additionally, the Collaboration Agreement provides Bio-Rad a 90-day exclusive negotiating period, post regulatory clearance, for the right to exclusively promote, market and sell IVD Kits worldwide subject to certain conditions. If and when such option is exercised, Bio-Rad will purchase additional shares of the Company’s common stock, no par value per share, at the then-current market price per share, up to a specified maximum aggregate purchase price, and the Company will manufacture and supply IVD Kits exclusively for Bio-Rad. See Note 9, “Related Party Transactions – Financing Transactions” for additional information.

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

For the three months ended March 31, 2025, the income statement amounts attributable to Bio-Rad transactions arising from the Collaboration Agreement, included research and development expenses, sales and marketing expenses, general and administrative expenses, and interest expense, and in the aggregate have not been significant. See Note 9, “Related Party Transactions – Bio-Rad Transactions” for additional information. Beginning in September 2024, the Company has capitalized certain inventory costs (see Note 2, “Inventories” for additional information).

11. Segment Reporting

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

ONCOCYTE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company's single reportable segment profit or loss information is as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Pharma Services	$2,138	$154
Laboratory Developed Test Services	—	22
Total net revenues	2,138	176
Less:
Cost of revenues	786	92
Personnel-related expenses and board fees	3,028	2,816
Professional fees, legal, and outside services	1,280	1,165
Facilities and insurance	1,104	693
Laboratory supplies and expenses	456	247
Marketing and advertising	65	38
Other segment items(1)	375	158
Segment loss from operations	(4,956)	(5,033)
Reconciliation of segment profit and loss:
Depreciation and amortization expenses	(491)	(335)
Stock-based compensation	(473)	(418)
Change in fair value of contingent consideration	(879)	(3,312)
Impairment loss on held for sale assets	—	(169)
Loss from operations	(6,799)	(9,267)
Interest expense	(29)	(15)
Other income, net	157	153
Income taxes	—	—
Net loss	$(6,671)	$(9,129)

(1)
Other segment items primarily includes travel and entertainment related expenses, delivery expenses, other business taxes, clinical trial expenses and severance costs.

The Company's revenues and long-lived tangible assets by geographic area are presented below. Revenues are based on the customer country of domicile. Assets are based on the location of held assets.

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Revenues by geographic area:
United States	$2,138	$22
United Kingdom	—	45
Asia-Pacific	—	109
Total net revenues	$2,138	$176

	March 31, 2025	December 31, 2024
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$5,108	$5,543
Europe	1,393	611
United Kingdom	511	—
Asia-Pacific	143	170
Total	$7,155	$6,324

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our consolidated financial statements for the three months ended March 31, 2025 and 2024 included elsewhere in this Report, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. These historical consolidated financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly under Risk Factors in this Report and those Risk Factors in Part I, Item 1A. of our most recent Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC. For additional information, refer to the section above entitled “Cautionary Note Regarding Forward-Looking Statements.”

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

Our current intellectual property portfolio comprises three general areas: 1) organ transplant, 2) oncology therapy selection and 3) oncology therapy monitoring. Within these categories, we have developed or are in the process of developing LDTs that can be run at our Nashville, Tennessee laboratory, kitted RUO tests, and kitted clinical tests that can be run by local labs.

Our primary near-term strategic market is organ transplant. Our molecular diagnostic tests are designed to help the industry to better address one of the leading challenges in the transplantation market – which is the body’s potential to reject the donor organ. We do this by detecting early evidence of graft organ damage in the blood through assessing a known biomarker known as donor-derived cell-free DNA. GraftAssureCore (Kidney), for example, can find donor kidney damage up to 11 months sooner than other protocols. GraftAssureCore is analytically and clinically validated in three major solid organ transplant types (kidney, liver and heart) by peer reviewed international publications. We received a positive coverage decision from MolDx for GraftAssureCore (Kidney) in August of 2023, and it became commercially available for ordering in January 2024 through our CLIA laboratory in Nashville, Tennessee. GraftAssureCore (Kidney) is now broadly available to transplant professionals upon request. In December 2024, we confirmed Medicare reimbursement for also monitoring certain high-risk patients, that is, those with newly developed donor-specific antibodies.

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

We also have a laboratory and pharma services lab, certified under the CLIA and accredited by the College of American Pathologists, in Nashville, Tennessee, and a research and development lab in Göttingen, Germany. Our innovation centers in Nashville and Germany employ world-renowned research scientists who, we believe, are leaders in their fields.

Our secondary strategic market is in the field of oncology – namely through diagnostic tests that can measure and predict which patients will best respond to certain types of therapies, as well as provide efficacy monitoring for therapies. For example, we are continuing to develop DetermaIO, a test with promising data supporting its potential to help identify patients likely to respond to checkpoint inhibitor drugs. This new class of drugs modulate the immune response and show activity in multiple solid tumor types including non-small cell lung cancer, and triple negative breast cancer. A kitted research product format of the underlying technology began proof-of-concept development in 2023. The application of immunotherapy is a global problem, and thus we expect partnering opportunities for each of our products as they reach clinical maturity. We expect to begin commercializing our oncology product line, which includes DetermaIO, over the next 12 months.

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

Recent Developments

February 2025 Offering

On February 10, 2025, we consummated a private placement of our securities to certain accredited investors for the issuance and sale of 7,536,706 shares of our common stock and pre-funded warrants to purchase 3,069,926 shares of our common stock, with an exercise price of $0.0001 per share. The purchase price for one common share was $2.05, and the purchase price for one pre-funded warrant was $2.05. Further, on February 10, 2025, we consummated a registered direct offering of our securities to certain investors for the issuance and sale of 3,609,755 shares of our common stock, priced at-the-market under the rules of The Nasdaq Stock Market. The purchase price for one common share was $2.05. The aggregate gross proceeds from the February 2025 Offering were approximately $29.1 million. After deducting offering expenses of $487,000, the resulting net proceeds were approximately $28.7 million. See Note 7, “Common Stock – February 2025 Offering,” to our consolidated financial statements included elsewhere in this Report for additional information.

Results of Operations

Summary Results of Operations

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Net revenue	$2,138	$176	$1,962	1115%
Cost of revenues	806	109	697	639%
Cost of revenues – amortization of acquired intangibles	7	22	(15)	(68)%
Research and development	2,924	2,312	612	26%
Sales and marketing	1,206	846	360	43%
General and administrative	3,115	2,673	442	17%
Change in fair value of contingent consideration	879	3,312	(2,433)	(73)%
Impairment loss on held for sale assets	—	169	(169)	(100)%
Loss from operations	(6,799)	(9,267)	2,468	(27)%
Total other income, net	128	138	(10)	(7)%
Loss before income taxes	(6,671)	(9,129)	2,458	(27)%
Income taxes	—	—	—	—
Net loss	$(6,671)	$(9,129)	$2,458	(27)%

Results of Operations – Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024

Total net revenue increased to $2.1 million for the three months ended March 31, 2025, as compared to $176,000 in the comparable prior period from Pharma Services as further discussed below. Future Pharma Services revenue is expected to be impacted as a result of our shift in strategic focus on commercializing our transplant kitted tests, and deploying our sales personnel toward signing new hospital research laboratory customers.

Net loss was $6.7 million for the three months ended March 31, 2025, compared to $9.1 million for the comparable prior period. Net loss reduced by $2.5 million due to increased Pharma Services revenue, the change in fair value of contingent consideration and a prior year impairment charge, which were partially offset by increases in certain other operating expenses as summarized below.

•
Pharma Services revenue increased by $2.0 million. We earned revenue from one existing customer in the amount of approximately $2.1 million during the first quarter of 2025. See below for additional information.
•
Cost of revenues increased by $697,000, primarily related to labor and allocated overhead associated with performing our Pharma Services. See below for additional information.
•
Cost of revenues - amortization of acquired intangibles decreased by $15,000. This relates to noncash amortization of our customer relationship intangible assets acquired as part of our merger with Insight, which became fully amortized in the first quarter of 2025.
•
Research and development expenses increased by $612,000, as we continue development of GraftAssureCore, GraftAsssureIQ, GraftAssureDx, DetermaIO and DetermaCNI. The main drivers of the increase were facilities and insurance costs, laboratory costs and severance costs, partially offset by personnel-related expenses and professional fees (see below for additional details).
•
Sales and marketing expenses increased by $360,000, primarily attributable to continued ramp up in sales, marketing and advertising activities related to the transplant business, as well as supporting the commercialization efforts within oncology. The main drivers of the increase were personnel-related expenses, depreciation and amortization, and other expenses, which are primarily comprised of travel and entertainment, partially offset by professional fees (see below for additional details).
•
General and administrative expenses increased by $442,000, primarily due to increases in personnel-related expenses, professional fees and stock-based compensation, partially offset by facilities and insurance costs (see below for additional details).

•
Change in fair value of contingent consideration was a loss of $879,000 in 2025 compared to a loss of $3.3 million in 2024. This change was due to changes in the fair value model inputs and revised estimates on if and when future payouts will occur. See below for additional information.
•
Impairment loss on held for sale assets in 2024 relates to various agreements to sell laboratory equipment and the subsequent fair value adjustments. See Note 2, “Assets Held for Sale,” to our consolidated financial statements included elsewhere in this Report for additional information.
•
Total other income, net decreased by $10,000, primarily due to additional interest expense related to our financing leases in 2025 compared to 2024. See below for additional information.

Revenues

The following table shows our service revenues:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Pharma Services	$2,138	$154	$1,984	1288%
Laboratory Developed Test Services	—	22	(22)	(100)%
Total	$2,138	$176	$1,962	1115%

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

Laboratory Developed Test Services generally related to payments received from sales prior to the Razor Sale Transaction (see Note 2, “Investments in Privately Held Companies,” to our consolidated financial statements included elsewhere in this Report). We generated revenue from performing DetermaRx tests on clinical samples through orders received from physicians, hospitals, and other healthcare providers. For all payers other than Medicare, we needed to consider the novelty of the test, the uncertainty of receiving payment, or being subject to claims for a refund, from payers with whom it does not have a sufficient payment collection history or contractual reimbursement agreements. Accordingly, for those payers, we recognized revenue upon payment. Refer to Note 2, “Revenue Recognition – Laboratory Developed Test Services,” to our consolidated financial statements included elsewhere in this Report for additional information.

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

Research and Development Expenses

A summary of the main drivers of the change in research and development expenses is as follows:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses	$1,023	$1,185	$(162)	(14)%
Depreciation and amortization	284	237	47	20%
Stock-based compensation	195	207	(12)	(6)%
Laboratory supplies and expenses	456	247	209	85%
Facilities and insurance	660	186	474	255%
Professional fees, legal, and outside services	207	234	(27)	(12)%
Severance	83	—	83	100%
Other	11	16	(5)	(31)%
Clinical trials	5	—	5	100%
Total	$2,924	$2,312	$612	26%
% of Net Revenue	137%	1314%		(1177)%

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

Sales and Marketing Expenses

A summary of the main drivers of the change in sales and marketing expenses is as follows:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses	$764	$615	$149	24%
Depreciation and amortization	110	—	110	100%
Stock-based compensation	38	42	(4)	(10)%
Facilities and insurance	27	32	(5)	(16)%
Professional fees, legal, and outside services	28	73	(45)	(62)%
Marketing and advertising	65	38	27	71%
Other	174	46	128	278%
Total	$1,206	$846	$360	43%
% of Net Revenue	56%	481%		(424)%

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

General and Administrative Expenses

A summary of the main drivers of the change in general and administrative expenses is as follows:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses and board fees	$1,241	$1,016	$225	22%
Depreciation and amortization	70	59	11	19%
Stock-based compensation	240	167	73	44%
Facilities and insurance	417	475	(58)	(12)%
Professional fees, legal, and outside services	1,045	858	187	22%
Other	102	98	4	4%
Total	$3,115	$2,673	$442	17%
% of Net Revenue	146%	1519%		(1373)%

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

Other Income and Expenses

Other income and expenses are primarily comprised of interest income and expense. Interest income is earned from money market funds we hold for capital preservation. Interest expense was incurred from our financing lease obligations (see Note 6 to our consolidated financial statements included elsewhere in this Report) and insurance financing activity.

Income Taxes

We did not record any provision or benefit for income taxes for the three months ended March 31, 2025 and 2024, as we had a full valuation allowance for the periods presented (see Note 2 to our consolidated financial statements included elsewhere in this Report).

A valuation allowance is provided when it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from our net operating loss carry-forwards and other deferred tax assets.

Inflation

Although historically not significant to our results of operations, financial condition and cash flows, we may experience inflationary pressures, primarily in personnel costs, with certain laboratory supplies and from inventory costs related to certain raw materials. The extent of any future impacts from inflation on our business and our results of operations will be dependent upon how long elevated inflation levels persist and the extent to which the rate of inflation were to increase, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, the purchasing power of our cash and cash equivalents may be diminished, our expenses could increase faster than anticipated and we may utilize our capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which we operate, our payers may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts. As such, the effects of inflation may adversely impact our results of operations, financial condition and cash flows. Refer to Note 1, “Business Risks,” to our consolidated financial statements included elsewhere in this Report for additional information about the risks that may impact our business.

Liquidity and Capital Resources

Our foreseeable material cash requirements as of March 31, 2025, are recognized as liabilities or generally are otherwise described in Note 6, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Report. Cash requirements are generally derived from our operating and investing activities including expenditures for working capital, human capital, equipment purchases, business development, investments in intellectual property, and business combinations. Our office lease obligations (net of sublease payments) and financing lease obligations, and contingent consideration obligations are further described in Note 6 and Note 3, respectively, to our consolidated financial statements included elsewhere in this Report. Historically, we have not entered into any off-balance sheet arrangements. As of March 31, 2025 and December 31, 2024, we had unrecognized tax benefits totaling $1.1 million (see Note 2, “Income Taxes,” to our consolidated financial statements included elsewhere in this Report).

Since formation, we have financed our operations primarily through the sale of our common stock, preferred stock and common stock warrants (see Note 7 to our consolidated financial statements included elsewhere in this Report). We have incurred operating losses and negative operating cash flows since inception and had an accumulated deficit of $357.2 million as of March 31, 2025. At March 31, 2025, we had $31.0 million of cash and cash equivalents. Management anticipates that we may continue to incur operating losses and negative operating cash flows for the near future. Although it is difficult to predict our liquidity requirements, based on the going concern evaluation discussed in Note 1 to our consolidated financial statements included elsewhere in this Report, management believes that it will have sufficient cash to meet its projected operating requirements for at least the next twelve months following the issuance of these consolidated financial statements.

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

On February 10, 2025, we consummated the February 2025 Offering. The aggregate gross proceeds from the February 2025 Offering were approximately $29.1 million. After deducting offering expenses payable by the Company of $487,000, the resulting net proceeds were approximately $28.7 million. See Note 7, “Common Stock – February 2025 Offering,” to our consolidated financial statements included elsewhere in this Report for additional information.

Our restricted cash balance in the amount of $1.7 million as of March 31, 2025 relates to a bank letter of credit required under our Irvine office lease. Commencing on July 1, 2025 and continuing on the first day of each calendar month thereafter, the letter of credit will be reduced by an amount equal to $60,714.29 on each such date, until the letter of credit is fully reduced, after which the letter of credit arrangement will terminate and Oncocyte will have no further obligation to maintain or deliver the letter of credit. See Note 6, “Office and Facilities Leases – Irvine Office Lease,” to our consolidated financial statements included elsewhere in this Report for additional information.

We expect that our general operating expenses will be commensurate with the market opportunity as we continue to manage our available cash. Although we intend to market our diagnostic tests in the United States through our own sales force, we are also making marketing arrangements with distributors in other countries. We are also exploring a range of other commercialization options in order to enter overseas markets and to reduce our capital needs and expenditures, and the risks associated with the timelines and uncertainty for attaining the Medicare reimbursement approvals that will be essential for the successful commercialization of additional diagnostic tests. Those alternative arrangements could include marketing arrangements with other diagnostic companies through which we might receive a licensing fee and royalty on sales, or through which we might form a joint venture to market one or more tests and share in net revenues, in the United States or abroad.

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

In addition to sales and marketing expenses, we will incur expenses from leasing and improving our offices and laboratory facilities in Nashville, Tennessee. In January 2024, we expanded our Nashville facility by adding one new office lease and renewing and extending our existing leases. During 2024, we added five financing leases for certain laboratory equipment to be used in our operations. See Note 6, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Report for additional leasing information. In March 2025, we also purchased four laboratory machines to be used in our operations.

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

Cash Flow from Operating Activities

During the three months ended March 31, 2025, our total research and development expenses were $2.9 million, our sales and marketing expenses were $1.2 million, and our general and administrative expenses were $3.1 million. We also incurred $813,000 in total cost of revenues, including $7,000 for amortization of intangible assets. Net loss for the period was $6.7 million, and our net cash used in operating activities amounted to $5.9 million. Our cash used in operating activities during 2025 did not include the following noncash items: $491,000 in depreciation and amortization expenses, $473,000 in stock-based compensation, $14,000 in other equity compensation expenses, and an $879,000 loss from change in fair value of contingent consideration. Net changes in operating assets and liabilities for the period were $1.0 million as an additional use of cash.

During the three months ended March 31, 2024, our total research and development expenses were $2.3 million, our sales and marketing expenses were $846,000, and our general and administrative expenses were $2.7 million. We also incurred $131,000 in total cost of revenues, including $22,000 for amortization of intangible assets. Net loss for the three months ended March 31, 2024 was $9.1 million, and our net cash used in operating activities amounted to $3.8 million. Our cash used in operating activities during 2024 did not include the following noncash items: $335,000 in depreciation and amortization expenses, $418,000 in stock-based compensation, $3.3 million loss from change in fair value of contingent consideration, $169,000 impairment loss on held for sale assets, and $46,000 in other equity compensation expenses. Net changes in operating assets and liabilities were $1.0 million as a positive source of cash.

Cash Flow from Investing Activities

During the three months ended March 31, 2025, net cash used in investing activities was $307,000 from cash paid for construction in progress and purchase of furniture and equipment.

During the three months ended March 31, 2024, net cash used in investing activities was $24,000 from cash paid for construction in progress and purchase of furniture and equipment.

Cash Flow from Financing Activities

During the three months ended March 31, 2025, net cash provided by financing activities was $28.6 million from $28.7 million of net cash proceeds from the February 2025 Offering, partially offset by repayments of financing lease obligations of $98,000.

During the three months ended March 31, 2024, there were no cash flows from financing activities.

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

The fair value of contingent consideration after the acquisition date is reassessed by us as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in our consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities and, accordingly, the resulting gain or loss that we record in our consolidated financial statements. During the three months ended March 31, 2025 and 2024, we recorded losses of $879,000 and $3.3 million, respectively, related to the fair value of contingent consideration. As of March 31, 2025 and December 31, 2024, total contingent consideration liabilities were $38.8 million and $37.9 million, respectively. For additional information, refer to Note 3 to our consolidated financial statements included elsewhere in this Report.

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

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, which consists primarily of long-lived intangible assets, right-of-use assets, and machinery and equipment, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. When such events or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount, we recognize an impairment based on the fair value of such assets. During the three months ended March 31, 2024, we recognized an impairment loss on held for sale assets of $169,000 million. For additional information, refer to Note 2, “Assets Held for Sale,” to our consolidated financial statements included elsewhere in this Report.

Revenue Recognition and Allowance for Credit Losses

Pharma Services

Pharma Services are generally performed under individual SOW arrangements or license agreements (together with SOW the “Pharma Services Agreements”) with specific deliverables defined by the customer. Pharma Services are performed on a (i) time and materials basis or (ii) per test completed basis. Upon completion of the service to the customer in accordance with a Pharma Services Agreement, we have the right to bill the customer for the agreed upon price (either on a per test or per deliverable basis) and recognize Pharma Service revenue at that time. Insight identifies each sale of its Pharma Service offering as a single performance obligation. Chronix identifies the processing of test samples as a separate performance obligation (considered a series) within license agreements with customers. Completion of the service and satisfaction of the performance obligation is typically evidenced by access to the report or test made available to the customer or any other form or applicable manner of delivery defined in the Pharma Services Agreements. However, for certain SOWs under which work is performed pursuant to the customer’s highly customized specifications, we have the enforceable right to bill the customer for work completed, rather than upon completion of the SOW. For those SOWs, we recognize revenue over a period during which the work is performed using a formula that accounts for expended efforts, generally measured in labor hours, as a percentage of total estimated efforts for the completion of the SOW. As performance obligations are satisfied under the Pharma Services Agreements, any amounts earned as revenue and billed to the customer are included in accounts receivable.

We establish an allowance for credit losses based on the evaluation of the collectability of its Pharma Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial condition, reasonable and supportable forecast that affect the collectability of the reported amount, and historical experience. We continuously monitor collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the credit loss reserve accounts. As of March 31, 2025 and December 31, 2024, we had an allowance for credit losses of $36,000 and $16,000, respectively, related to Pharma Services.

Stock-Based Compensation

We recognize compensation expense related to share-based payment awards made to employees, board directors and other non-employees based on estimated fair values. We estimate the fair value of stock-based payment awards on the grant date and recognize the resulting fair value over the requisite service period on a straight-line basis. For stock-based awards that vest only upon the attainment of one or more performance goals, compensation cost is recognized if and when we determine that it is probable that the performance condition or conditions will be, or have been, achieved. For grants with market-based and time-based vesting conditions, the fair value is estimated using the Monte Carlo simulation model, which includes the estimated period to achievement of the performance and market conditions, which are subject to the achievement of the market-based goals established by us and continued employment. We utilize the Black-Scholes option pricing model for determining the fair value of standard time-based stock options. Our determination of fair value of share-based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. We estimate the expected volatility using our own stock price volatility for a period equal to the expected term of the options. The expected term of options granted is based on our own experience. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. Key inputs and assumptions may change as we continue to develop our Company estimates, experience and key inputs including our expected term, and stock price volatility based on the trading history of our stock in the public market. Changes in these subjective assumptions can materially affect the estimated value of equity grants and the stock-based compensation that we record in our consolidated financial statements. During the three months ended March 31, 2025 and 2024, we recognized total stock-based compensation of $473,000 and $418,000, respectively. For additional information, refer to Note 8 to our consolidated financial statements included elsewhere in this Report.

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

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. We will recognize accrued interest and penalties, if any, related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of the financial statement periods presented herein. We account for uncertain tax positions by assessing all material positions taken in any assessment or challenge by relevant taxing authorities. We are currently unaware of any tax issues under review. For additional information, refer to Note 2, “Income Taxes,” to our consolidated financial statements included elsewhere in this Report.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in routine litigation incidental to the conduct of our business. We are not presently involved in any material pending litigation or proceedings. See Note 6, “Commitments and Contingencies – Litigation – General,” to our consolidated financial statements included elsewhere in this Report for additional information.

Item 1A. Risk Factors.

Our business, financial condition, results of operations and future growth prospects are subject to various risks, including those described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 24, 2025, which we encourage you to review. Other than as noted below, there have been no material changes from the risk factors disclosed in our most recent Annual Report on Form 10-K.

Our products are subject to the FDA’s final rule ending enforcement discretion for LDTs and regulating such tests as medical devices. Implementing the requirements under the final rule could lead to delays in commercialization, or (if encountered after commercialization) requirements to halt the commercial provision of our tests until FDA marketing authorization is obtained.

In May 2024, the FDA published a final rule that phases out its enforcement discretion for LDTs, unless exempt, and amends the FDA’s regulations to make explicit that IVDs are medical devices under the Federal Food, Drug, and Cosmetic Act (“FDCA”), including when the manufacturer of the diagnostic product is a laboratory. The American Clinical Laboratory Association and the Association of Molecular Pathology have filed lawsuits against the FDA to challenge its authority to regulate LDTs under this final rule. On March 31, 2025, the United States District Court for the Eastern District of Texas vacated the FDA’s LDT final rule. It is unclear whether the court’s ruling will be appealed. The full impact of this litigation and the existing (and any future) challenges against currently remains to be seen.

If the final rule were to be reinstated, and the FDA were to ultimately regulate our tests as traditional IVDs, some or all of our tests may become subject to certain FDA medical device regulations, including, in some cases, pre-market review. If required, the regulatory marketing authorization process may involve, among other things, successfully completing additional clinical trials and submitting a pre-market clearance (510(k)) submission or filing a de novo or pre-market approval application with the FDA. If pre-market review and approval is required by the FDA for any of our tests, we may need to incur additional expenses or require additional time to seek it, or we may be unable to satisfy FDA standards, and our applicable tests may not be cleared or approved on a timely basis, if at all, and the labeling claims permitted by the FDA may not be consistent with our currently planned claims or adequate to support adoption of and reimbursement for our tests. Ongoing compliance with any applicable FDA medical device regulations to which we could become subject in connection with any of our tests that FDA may regulate as traditional IVDs would increase the cost of conducting our business, and subject us to inspection by, and potential enforcement of certain regulatory requirements, of the FDA, for example registration and listing, adherence to good manufacturing practices under the Quality System Regulation (“QSR”), and medical device reporting. Enforcement action for noncompliance with these requirements could range from warning or untitled letters to civil and criminal penalties, injunctions, product seizure or recall, import bans, restrictions on the conduct of our operations and total or partial suspension of production. Our laboratories are operating under CLIA and are not currently operating as registered device manufacturing facilities or in compliance with FDA’s QSR. Because these standards differ, we may face challenges establishing FDA-compliant quality systems or be unable to do so. If after commercialization under the LDT framework, our tests are allowed to remain on the market but there is uncertainty about the regulatory status of our tests, which is likely, given the current state of industry challenges to FDA’s final rule, including questions that may be raised if competitors object to our regulatory positioning as an LDT, we may encounter ongoing regulatory and legal challenges and related costs. Such challenges or related developments (for example if the labeling claims the FDA allows us to make are more limited than the claims we currently plan to make) may impact our commercialization efforts as orders or reimbursement may be less than anticipated. Any of these regulatory developments may cause our business to suffer.

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

In addition, the final rule does not change the FDA’s policy of regulating IVDs as medical devices. As a result, most IVDs are currently subject to FDA requirements, including pre-market authorization. While we currently believe our products qualify as LDTs, the FDA may disagree. If the FDA determines that our products do not qualify as LDTs, we may be subject to FDA enforcement action, such as warning letters, seizure, injunction, criminal prosecution, monetary penalties, and others. In addition, if our products are classified as IVDs instead of LDTs, we may be required to obtain 510(k) clearance or a Premarket Approval (“PMA”) before re-marketing the products, which would result in a significant increase in costs, as well as a potential loss in revenue.

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

In addition, the ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Further, the recent presidential election and congressional seat turnover may result in increased regulatory and economic uncertainty, including the spending priorities of the new U.S. presidential administration and Congress and what challenges budget reductions will present for us and our industry generally. For example, on January 20, 2025, President Trump announced an executive order establishing the “Department of Government Efficiency” to reform federal government processes and reduce expenditures. Changes in federal policy by the executive branch and regulatory agencies may occur over time through the new presidential administration’s and/or Congress’s policy and personnel changes, which could lead to changes involving our industry. However, the nature and timing of such potential changes remain highly uncertain. At this time, it is unclear whether and how any future changes or uncertainty surrounding future changes will adversely affect our business, but material adverse effects are possible.

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

10.1

Amendment to and Waiver of Right to Extend Original Lease, dated as of December 26, 2024, effective as of January 2, 2025, by and among Oncocyte Corporation, Induce Biologics USA, Inc. and Cushing Ventures, LLC (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2025)

10.2+

Securities Purchase Agreement, dated February 7, 2025, by and among the Company and the investors signatory thereto (Incorporated by reference to Oncocyte Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2025)

10.3+

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

ONCOCYTE CORPORATION

Date: May 12, 2025	/s/ Joshua Riggs
Joshua Riggs
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2025	/s/ Andrea James
Andrea James
Chief Financial Officer (Principal Financial Officer)