Form 10-Q
period 2025-06-30
Insight Molecular Diagnostics Inc.
filed 2025-08-11
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 1-37648

Insight Molecular Diagnostics Inc.

(Exact name of registrant as specified in its charter)

California	27-1041563
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2 International Plaza Dr., Suite 510

Nashville, Tennessee 37217

(Address of principal executive offices) (Zip Code)

(949) 409-7600

(Registrant’s telephone number, including area code)

Oncocyte Corporation, 15 Cushing, Irvine, California 92618

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	IMDX	The Nasdaq Stock Market LLC

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

The number of shares of issuer's common stock, no par value, outstanding as of August 4, 2025 was 28,619,749.

INSIGHT MOLECULAR DIAGNOSTICS INC.

For the quarterly period ended June 30, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Report”) are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements pertaining to future financial and/or operating results, future growth in research, technology, clinical development, and potential opportunities for Insight Molecular Diagnostics Inc., or iMDx (f/k/a Oncocyte Corporation), along with other statements about the future expectations, beliefs, goals, plans, or prospects expressed by management. Any statements that are not historical fact (including, but not limited to statements that contain words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” or similar expressions or the negative of such terms) should also be considered to be forward-looking statements. Forward-looking statements involve risks and uncertainties, including, without limitation, risks inherent in the development and/or commercialization of potential products, uncertainty in the results of clinical trials or regulatory approvals, need and ability to obtain future capital, and maintenance of intellectual property rights. Actual results may differ materially from the results anticipated in these forward-looking statements and as such should be evaluated together with the many uncertainties that affect the businesses of iMDx, particularly those mentioned in this Report under Risk Factors and those Risk Factors in Part I, Item 1A. of our most recent Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission (“SEC”). Except as required by law, iMDx undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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
•
our competitive position.

Unless the context otherwise requires, all references to “iMDx,” “we,” “us,” “our,” “the Company” or similar words refer to Insight Molecular Diagnostics Inc., together with our consolidated subsidiaries.

The description or discussion, in this Report, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

iMDx™, DetermaIO™, DetermaCNI™, GraftAssureCore™, GraftAssureIQ™ and GraftAssureDx™ are trademarks of iMDx, regardless of whether the “TM” symbol accompanies the use of or reference to the applicable trademark in this Report.

We have rebranded our VitaGraft assay (VitaGraft Kidney and VitaGraft Liver), which is our lab developed test, under the name GraftAssureCore. We also rebranded our kitted research-use-only assay, GraftAssure, as “GraftAssureIQ,” and our future kitted clinical assay as “GraftAssureDx.”

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT MOLECULAR DIAGNOSTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,287	$8,636
Accounts receivable, net of allowance for credit losses of $5 and $16, respectively	512	1,613
Inventories	693	410
Deferred financing costs	—	279
Prepaid expenses and other current assets	1,350	821
Total current assets	26,842	11,759
NONCURRENT ASSETS
Right-of-use and financing lease assets, net	2,524	2,757
Machinery and equipment, net, and construction in progress	4,149	3,567
Intangible assets, net	14,600	14,607
Restricted cash	1,700	1,700
Other noncurrent assets	702	691
TOTAL ASSETS	$50,517	$35,081

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,277	$2,279
Accrued compensation	1,459	1,939
Accrued royalties	1,116	1,116
Accrued expenses and other current liabilities	571	418
Right-of-use and financing lease liabilities, current	1,540	1,295
Contingent consideration liabilities, current	689	228
Total current liabilities	6,652	7,275
NONCURRENT LIABILITIES
Right-of-use and financing lease liabilities, noncurrent	1,834	2,369
Contingent consideration liabilities, noncurrent	40,933	37,711
TOTAL LIABILITIES	49,419	47,355

Commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no par value, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 230,000 shares authorized; 28,617 and 17,453 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	367,965	338,244
Accumulated other comprehensive income	85	21
Accumulated deficit	(366,952)	(350,539)
Total shareholders’ equity (deficit)	1,098	(12,274)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$50,517	$35,081

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT MOLECULAR DIAGNOSTICS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$518	$104	$2,656	$280

Cost of revenues	168	32	974	141
Cost of revenues – amortization of acquired intangibles	—	22	7	44
Gross profit	350	50	1,675	95

Operating expenses:
Research and development	3,281	2,453	6,205	4,765
Sales and marketing	1,460	853	2,666	1,699
General and administrative	2,647	2,407	5,762	5,080
Change in fair value of contingent consideration	2,804	(1,031)	3,683	2,281
Impairment loss on held for sale assets	—	—	—	169
Total operating expenses	10,192	4,682	18,316	13,994

Loss from operations	(9,842)	(4,632)	(16,641)	(13,899)

Other (expenses) income:
Interest expense	(25)	(8)	(54)	(23)
Other income, net	125	110	282	263
Total other income, net	100	102	228	240

Loss before income taxes	(9,742)	(4,530)	(16,413)	(13,659)

Income taxes	—	—	—	—

Net loss	$(9,742)	$(4,530)	$(16,413)	$(13,659)

Net loss per share (Note 2):
Net loss attributable to common stockholders - basic and diluted	$(9,742)	$(4,587)	$(16,413)	$(13,922)
Net loss attributable to common stockholders per share - basic and diluted	$(0.30)	$(0.36)	$(0.57)	$(1.32)

Weighted average shares outstanding - basic and diluted	32,023	12,870	28,876	10,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT MOLECULAR DIAGNOSTICS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(9,742)	$(4,530)	$(16,413)	$(13,659)
Foreign currency translation adjustments	44	(3)	64	(12)
Comprehensive loss	$(9,698)	$(4,533)	$(16,349)	$(13,671)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT MOLECULAR DIAGNOSTICS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended June 30, 2025
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance at March 31, 2025	—	$—	28,599	$367,387	$41	$(357,210)	$10,218
Net Loss	—	—	—	—	—	(9,742)	(9,742)
Foreign currency translation adjustment	—	—	—	—	44	—	44
Stock-based compensation	—	—	—	504	—	—	504
Vesting of bonus awards	—	—	—	14	—	—	14
Shares issued for consultant services	—	—	18	60	—	—	60
Balance at June 30, 2025	—	$—	28,617	$367,965	$85	$(366,952)	$1,098

	Three Months Ended June 30, 2024
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance at March 31, 2024	5	$5,332	8,273	$310,553	$40	$(299,005)	$11,588
Net Loss	—	—	—	—	—	(4,530)	(4,530)
Foreign currency translation adjustment	—	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	—	386	—	—	386
Vesting of bonus awards	—	—	—	14	—	—	14
Sale of common shares, net of financing costs	—	—	5,077	15,269	—	—	15,269
Shares issued upon vesting of RSUs	—	—	4	—	—	—	—
Shares issued for consultant services	—	—	14	36	—	—	36
Redemption of Series A redeemable convertible preferred stock	(5)	(5,389)	—	—	—	—	—
Accretion of Series A convertible preferred stock to redemption value	—	57	—	(57)	—	—	(57)
Balance at June 30, 2024	—	$—	13,368	$326,201	$37	$(303,535)	$22,703

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT MOLECULAR DIAGNOSTICS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

(Continued) (In thousands)

	Six Months Ended June 30, 2025
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance at December 31, 2024	—	$—	17,453	$338,244	$21	$(350,539)	$(12,274)
Net Loss	—	—	—	—	—	(16,413)	(16,413)
Foreign currency translation adjustment	—	—	—	—	64	—	64
Stock-based compensation	—	—	—	977	—	—	977
Vesting of bonus awards	—	—	—	28	—	—	28
Sale of common shares, net of financing costs	—	—	11,146	28,656	—	—	28,656
Shares issued for consultant services	—	—	18	60	—	—	60
Balance at June 30, 2025	—	$—	28,617	$367,965	$85	$(366,952)	$1,098

	Six Months Ended June 30, 2024
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance at December 31, 2023	5	$5,126	8,261	$310,295	$49	$(289,876)	$20,468
Net loss	—	—	—	—	—	(13,659)	(13,659)
Foreign currency translation adjustment	—	—	—	—	(12)	—	(12)
Stock-based compensation	—	—	—	804	—	—	804
Vesting of bonus awards	—	—	—	24	—	—	24
Sale of common shares, net of financing costs	—	—	5,077	15,269	—	—	15,269
Shares issued upon vesting of RSUs	—	—	4	—	—	—	—
Shares issued for consultant services	—	—	26	72	—	—	72
Redemption of Series A redeemable convertible preferred stock	(5)	(5,389)	—	—	—	—	—
Accretion of Series A convertible preferred stock to redemption value	—	263	—	(263)	—	—	(263)
Balance at June 30, 2024	—	$—	13,368	$326,201	$37	$(303,535)	$22,703

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT MOLECULAR DIAGNOSTICS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,413)	$(13,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,043	617
Amortization of intangible assets	7	44
Stock-based compensation	977	804
Equity compensation for bonus awards and consulting services	88	96
Change in fair value of contingent consideration	3,683	2,281
Impairment loss on held for sale assets	—	169
Changes in operating assets and liabilities:
Accounts receivable	1,101	399
Inventories	(283)	—
Prepaid expenses and other assets	(189)	(50)
Accounts payable and accrued liabilities	(2,086)	(386)
Operating lease assets and liabilities	(65)	(123)
Net cash used in operating activities	(12,137)	(9,808)

CASH FLOWS FROM INVESTING ACTIVITIES:
Machinery and equipment purchases, and construction in progress	(656)	(215)
Net cash used in investing activities	(656)	(215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	29,143	15,807
Financing costs to issue common shares	(487)	(538)
Redemption of Series A redeemable convertible preferred shares	—	(5,389)
Repayment of financing lease obligations	(212)	(33)
Net provided by financing activities	28,444	9,847

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	15,651	(176)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING	10,336	11,132
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING	$25,987	$10,956

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$45	$—
Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Machinery and equipment purchases, and construction in progress included in accounts payable and accrued liabilities	$757	$26
Accretion of Series A convertible preferred stock	$—	$263
Lease assets obtained in exchange for lease liabilities	$274	$1,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of the Business

Insight Molecular Diagnostics Inc. (f/k/a Oncocyte Corporation) (“iMDx,” the “Company,” “we,” “our” or “us”), incorporated in 2009 in California, is a pioneering diagnostics technology company. Our mission is to democratize access to novel molecular diagnostic testing to improve patient outcomes. Our current intellectual property portfolio comprises three general areas: 1) organ transplant, 2) oncology therapy selection, and 3) oncology therapy monitoring. Within these categories, we have developed or are in the process of developing laboratory developed tests (“LDTs”) that can be run at our Nashville, Tennessee laboratory, kitted research-use-only (“RUO”) tests, and kitted clinical tests that can be run by local labs.

In June 2025, we changed our name from “Oncocyte Corporation” to “Insight Molecular Diagnostics Inc.” Our new trading symbol “IMDX” became effective on the Nasdaq Stock Market, LLC (“Nasdaq”) on June 18, 2025. In addition, in June 2025, we moved our headquarters from Irvine, California, to Nashville, Tennessee, home to our Clinical Laboratory Improvements Amendment (“CLIA”) certified lab and a growing hub for healthcare innovation.

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

Liquidity

iMDx has incurred operating losses and negative operating cash flows since inception and had an accumulated deficit of $367.0 million as of June 30, 2025. iMDx expects to continue to incur operating losses and negative operating cash flows for the foreseeable future. Since its formation, iMDx has financed its operations primarily through the sale of shares of its common stock, convertible preferred stock and warrants to acquire common stock. As of June 30, 2025, iMDx had $24.3 million of cash and cash equivalents and $1.7 million in restricted cash that started to be released in July 2025 (see Note 6, “Office and Facilities Leases – Irvine Office Lease” for additional information).

iMDx received a positive coverage decision from MolDx for GraftAssureCore (Kidney) in August 2023, and it became commercially available for ordering in January 2024 through our CLIA-certified laboratory in Nashville, Tennessee. GraftAssureCore (Kidney) is now broadly available to transplant professionals upon request. In July 2024, iMDx began to commercialize the technology underlying GraftAssureCore (Kidney) by distributing its sister product, GraftAssureIQ, which is intended to be sold and used for research purposes and is labeled as RUO. iMDx expects to distribute its RUO production through a mix of direct sales, partnering and distribution agreements, and licensing. In December 2024, we confirmed Medicare reimbursement for also monitoring certain high-risk patients, that is, those with newly developed donor-specific antibodies. In May 2025, iMDx received another positive coverage decision, which boosted the reimbursement rate per result to $2,753 for GraftAssureCore. In May 2025, iMDx sold its first GraftAssureIQ kits to a research laboratory customer (see Note 2, “Revenue Recognition – Kitted Products” for additional information).

In the field of oncology, iMDx is continuing to develop DetermaIO, a test with promising data supporting its potential to help identify patients likely to respond to checkpoint inhibitor drugs. This new class of drugs modulate the immune response and show activity in multiple solid tumor types including non-small cell lung cancer and triple negative breast cancer. A kitted research product format of the underlying technology began proof-of-concept development in 2023. The application of immunotherapy is a global problem, and thus we expect partnering opportunities for each of our products as they reach clinical maturity. We expect to begin commercializing our oncology product line, which includes DetermaIO, over the next 9 months.

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

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

In addition to general economic and capital market trends and conditions, iMDx’s ability to raise sufficient additional capital to finance its operations from time to time will depend on a number of factors specific to iMDx’s operations such as operating revenues and expenses, progress in our collaborative arrangement for the development and the commercialization of RUO and IVD kitted transplant products, progress in obtaining regulatory approval to distribute our products for clinical use, and progress in the development of, or in obtaining reimbursement coverage from Medicare for DetermaIO and other future laboratory tests that iMDx may develop or acquire.

The unavailability or inadequacy of financing or revenues to meet future capital needs could force iMDx to modify, curtail, delay, or suspend some or all aspects of planned operations. Sales of additional equity securities could result in the dilution of the interests of iMDx's current stockholders. iMDx cannot assure that adequate long-term financing will be available on favorable terms, if at all.

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

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated interim financial statements presented herein have been prepared in accordance with GAAP for financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In accordance with those rules and regulations, certain information and footnote disclosures normally included in comprehensive audited consolidated financial statements may have been condensed or omitted. The consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements at that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in iMDx’s Annual Report on Form 10-K for the year ended December 31, 2024. The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments of a normal recurring nature necessary for a fair presentation of iMDx’s financial condition and results of operations. The consolidated results of operations are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 31, 2020, with the acquisition of Insight Genetics, Inc. (“IGI”) through a merger with a newly incorporated wholly-owned subsidiary of iMDx (the “IGI Merger”) under the terms of an Agreement and Plan of Merger (the “IGI Merger Agreement”), IGI became a wholly-owned subsidiary of iMDx, and on that date iMDx began consolidating IGI’s operations and results with iMDx’s operations and results. See Note 3, “Business Combinations and Contingent Consideration Liabilities – Acquisition of IGI”

On April 15, 2021, with the acquisition of Chronix Biomedical, Inc. (“Chronix”) pursuant to an Agreement and Plan of Merger dated February 2, 2021, amended February 23, 2021, and amended and restated as of April 15, 2021 (as amended and restated, the “Chronix Merger Agreement”), by and among iMDx and CNI Monitor Sub, Inc., a Delaware corporation and wholly-owned subsidiary of iMDx, Chronix became a wholly-owned subsidiary of iMDx (the “Chronix Merger”), and on that date iMDx began consolidating Chronix’s operations and results with iMDx’s operations and results. See Note 3, “Business Combinations and Contingent Consideration Liabilities – Acquisition of Chronix.”

All material intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts in the notes to consolidated financial statements have been reclassified to conform to the current period presentation. These changes had no impact on the previously reported consolidated financial condition, results of operations or cash flows.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates estimates which are subject to significant judgment, including, but not limited to, valuation methods used, assumptions requiring the use of judgment to prepare financial projections and forecasted financial information, timing of potential commercialization of acquired in-process intangible assets, applicable discount rates, probabilities of the likelihood of multiple outcomes of certain events related to contingent consideration, comparable companies or transactions, determination of fair value of the assets acquired and liabilities assumed (including those relating to contingent consideration), the carrying value of any goodwill and other intangibles and related impairments, assumptions related to going concern assessments, revenue recognition, allowances for credit losses, allocation of direct and indirect expenses, useful lives associated with long-lived intangible and other assets, key assumptions in operating and financing leases including incremental borrowing rates, loss contingencies, valuation allowances related to deferred income taxes, and assumptions used to value stock-based awards and other equity instruments. These assessments are made in the context of information reasonably available to iMDx. Actual results may differ materially from those estimates.

Segment Reporting

In accordance with ASC 280, Segment Reporting, iMDx’s management views its operations as one reportable segment that includes the research, development and commercialization of diagnostic tests, including molecular diagnostic testing products and services. See Note 11 for additional information.

Fair Value Measurements, Business Combinations and Contingent Consideration Liabilities

iMDx accounts for business combinations in accordance with ASC 805, which requires the purchase consideration transferred to be measured at fair value on the acquisition date in accordance with ASC 820, Fair Value Measurement. ASC 820 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

INSIGHT MOLECULAR DIAGNOSTICS INC.

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

When a part of the purchase consideration consists of shares of iMDx common stock, iMDx calculates the purchase price attributable to those shares, a Level 1 security, by determining the fair value of those shares as of the acquisition date based on prices quoted on the principal national securities exchange on which the shares traded. iMDx recognizes estimated fair values of the tangible assets and identifiable intangible assets acquired, including in-process research and development (“IPR&D”), and liabilities assumed, including any contingent consideration, as of the acquisition date. Goodwill is recognized as any amount of excess consideration transferred over the fair value of the tangible and identifiable intangible assets acquired net of the liabilities assumed. ASC 805 precludes the recognition of an assembled workforce as an asset, effectively subsuming any assembled workforce value into goodwill.

In determining fair value, iMDx utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. As of June 30, 2025 and December 31, 2024, iMDx had no financial assets recorded at fair value on a recurring basis, except for money market funds. These assets are reported as cash equivalents and are measured at fair value using the period-end quoted market prices as a Level 1 input.

The carrying amounts of cash and cash equivalents, restricted cash, net accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.

In accordance with GAAP, from time to time, iMDx measures certain assets at fair value on a nonrecurring basis. iMDx reviews the carrying value of intangibles, including IPR&D (see Note 5), and other long-lived assets for indications of impairment at least annually. Refer to related discussions of impairments below.

Contingent Consideration Liabilities

Certain of iMDx’s asset and business acquisitions involve the potential for future payment of consideration to third-parties and former selling shareholders in amounts determined as a percentage of future net revenues generated, or upon attainment of revenue milestones, from laboratory services or tests, as applicable, or annual minimum royalties to certain licensors, as provided in the applicable agreements. The fair value of such liabilities is determined using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows and the risk-adjusted discount rate used to present value the cash flows. These obligations are referred to as contingent consideration, which are carried at fair value based on Level 3 inputs on a recurring basis.

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

The fair value of contingent consideration after the acquisition date is reassessed by iMDx as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in the consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities and, accordingly, the resulting gain or loss that iMDx records in its consolidated financial statements. See Note 3 for a full discussion of these liabilities and additional Level 3 fair value disclosures.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash, Cash Equivalents and Restricted Cash

iMDx considers all highly liquid securities with original maturities of three months or less when purchased to be cash equivalents. For the periods presented, iMDx’s cash equivalents are comprised of investments in AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper and securities issued or guaranteed by the U.S. government or its agencies. Restricted cash balances, as reported on the consolidated balance sheets, relate to a bank letter of credit required under an office lease arrangement, refer to Note 6 for additional information.

For cashflow reporting purposes, the Company combines the reported balance sheet amounts from cash and cash equivalents with restricted cash (noncurrent). Accordingly, as of June 30, 2025 and 2024, the aggregate amount of such ending balances were $26.0 million and $11.0 million, respectively, as presented on the consolidated statements of cash flows.

Investments in Privately Held Companies

iMDx evaluates whether investments held in common stock of other companies require consolidation of the company under, first, the variable interest entity (“VIE”) model, and then under the voting interest model in accordance with accounting guidance for consolidations under ASC 810-10. If consolidation of the entity is not required under either the VIE model or the voting interest model, iMDx determines whether the equity method of accounting should be applied in accordance with ASC 323, Investments – Equity Method and Joint Ventures. The equity method applies to investments in common stock or in-substance common stock if iMDx exercises significant influence over, but does not control, the entity, where significant influence is typically represented by ownership of 20% or more, but less than majority ownership, of the voting interests of a company. iMDx initially records equity method investments at fair value on the date of the acquisition with subsequent adjustments to the investment balance based on iMDx’s pro rata share of earnings or losses from the investment.

iMDx’s first product for commercial release was a proprietary treatment stratification test called DetermaRx that identifies which patients with early-stage non-small cell lung cancer may benefit from chemotherapy, resulting in a significantly higher, five-year survival rate. Beginning in September 2019 through February 23, 2021, iMDx held a 25% equity interest in Razor Genomics, Inc. (“Razor”), a privately held company, that had developed and licensed to iMDx the lung cancer treatment stratification laboratory test that iMDx was commercializing as DetermaRx. On February 24, 2021, iMDx completed the purchase of all the remaining issued and outstanding shares of common stock of Razor. As a result of the purchase of the Razor common stock, iMDx became the sole shareholder of Razor. On December 15, 2022, the Company entered into a Stock Purchase Agreement (the “Razor Stock Purchase Agreement”) with Dragon Scientific, LLC, a Delaware limited liability company (“Dragon”), and Razor. Pursuant to the Razor Stock Purchase Agreement, iMDx agreed to sell to Dragon, 3,188,181 shares of common stock of Razor, which constituted approximately 70% of the issued and outstanding equity interests of Razor on a fully-diluted basis, and transfer to Razor all of the assets and liabilities related to DetermaRx (the “Razor Sale Transaction”). On February 16, 2023, iMDx completed the Razor Sale Transaction (the “Razor Closing”). In connection with the Razor Closing, iMDx transferred to Razor all of the assets and liabilities related to DetermaRx. While no monetary consideration was received for the sale of 70% of the equity interests of Razor, the transaction allowed the Company to eliminate all development and commercialization costs with respect to DetermaRx. Following the Razor Closing, iMDx continues to own 1,366,364 shares of common stock of Razor, which constitutes approximately 30% of the issued and outstanding equity interests of Razor on a fully-diluted basis, however, the remaining common stock held is accounted for at historical cost less impairment, which is currently zero.

Inventories

Inventories include raw materials, work-in-process and finished goods and are valued at the lower of cost or net realizable value. In September 2024, the Company began to capitalize certain RUO inventory costs in connection with its collaboration arrangement with Bio-Rad to develop and commercialize its GraftAssureIQ RUO kitted tests and eventual IVD kitted transplant testing products. See Note 10, “Collaborative Arrangements” for additional information. As of June 30, 2025, inventories were comprised of raw materials of $424,000 and finished goods of $269,000. As of December 31, 2024, inventories were comprised of raw materials of $207,000 and finished goods of $203,000.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets Held for Sale

In accordance with ASC subtopic 360-10, Property, Plant, and Equipment, assets and liabilities are classified as held for sale when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the assets; (2) the assets are available for immediate sale, in their present condition, subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated; (4) the sale of the assets is probable and is expected to be completed within one year; (5) the assets are being actively marketed for a price that is reasonable in relation to their current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. When all of these criteria have been met, the assets and liabilities are classified as held for sale in the consolidated balance sheet. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation and amortization of assets ceases upon designation as held for sale.

Historically, the Company has entered into agreements to sell certain laboratory equipment. As a result, the Company classified the equipment as held for sale current assets in the consolidated balance sheet, when all the criteria of ASC 360-10 had been met. As such, laboratory equipment was written down to its fair value, less cost to sell, the remainder of which was $32,000 as of June 30, 2024. During the fourth quarter of 2024, the Company placed the remaining equipment items back into service. During the six months ended June 30, 2024, the Company recorded an impairment loss on held for sale assets of $169,000 in the consolidated statement of operations.

Property and Equipment

Machinery and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally over a period of 3 to 10 years. For equipment purchased under financing leases, iMDx amortizes the equipment based on the shorter of the useful life of the equipment or the term of the lease, ranging from 3 to 5 years, depending on the nature and classification of the financing lease (see Note 6). Maintenance and repairs are expensed as incurred whereas significant renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is reflected in iMDx results of operations.

Construction in progress, comprised primarily of leasehold improvements under construction, is not depreciated until the underlying asset is placed into service.

Intangible Assets

In accordance with ASC 350, Intangibles – Goodwill and Other, IPR&D projects acquired in a business combination that are not complete as of the acquisition date are capitalized and accounted for as indefinite-lived intangible assets until completion or abandonment of the related research and development efforts. Upon successful completion of the project, the capitalized amount is amortized over its estimated useful life. If a project is abandoned, all remaining capitalized amounts are written off immediately. iMDx considers various factors and risks for potential impairment of IPR&D assets, including the current legal and regulatory environment and the competitive landscape. Adverse clinical trial results, significant delays or inability to obtain local coverage determination (“LCD”) from the Centers for Medicare and Medicaid Services (“CMS”) for Medicare reimbursement for a diagnostic test, the inability to bring a diagnostic test to market and the introduction or advancement of competitors’ diagnostic tests could result in partial or full impairment of the related intangible assets. Consequently, the eventual realized value of the IPR&D project may vary from its fair value at the date of acquisition, and IPR&D impairment charges may occur in future periods. During the period between completion or abandonment, the IPR&D assets will not be amortized but will be tested for impairment on an annual basis and between annual tests if iMDx becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts.

iMDx does not have intangible assets with indefinite useful lives other than the acquired IPR&D discussed in Note 5, which as of June 30, 2025, has been partially impaired.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with ASC 350, we review and evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that we may not recover their net book value. When applicable, we test for impairment on an annual basis in the fourth quarter of each year, and between annual tests, if indicators of potential impairment exist, using a fair-value approach. We typically use an income method to estimate the fair value of these assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates). Estimates utilized in the projected cash flows include consideration of macroeconomic conditions, overall category growth rates, competitive activities, cost containment and margin expansion, Company business plans, the underlying product or technology life cycles, economic barriers to entry, and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

When applicable, goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill, similar to IPR&D, is not amortized but is tested for impairment at least annually, or if circumstances indicate that it is more-likely-than-not that the carrying value of the associated reporting unit exceeds its fair value. Qualitative factors considered in this assessment include industry and market conditions, overall financial performance, and other relevant events and factors affecting iMDx’s business. Based on the qualitative assessment, if it is determined that the fair value of goodwill is more-likely-than-not to be less than its carrying amount, the fair value of a reporting unit will be calculated and compared with its carrying amount and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value. iMDx continues to operate in one segment (see Note 11) and is considered to be the sole reporting unit and, therefore, goodwill will be tested for impairment at the enterprise level, when applicable.

Long-Lived Intangible Assets

Long-lived intangible assets subject to amortization are stated at acquired cost, less accumulated amortization. iMDx amortizes intangible assets not considered to have an indefinite useful life using the straight-line method over their estimated period of benefit, which generally ranges from 1 to 9 years. Each reporting period, we evaluate the estimated remaining useful life of intangible assets and assess whether events or changes in circumstances warrant a revision to the remaining period of amortization or indicate that impairment exists. Long-lived intangible assets currently consist of acquired customer relationships with an estimated useful life of 5 years (see Note 5).

Impairment of Long-Lived Assets

iMDx’s long-lived assets consist primarily of right-of-use assets for operating and financing leases, machinery and equipment, and finite-lived intangible assets. If events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying value of the asset over its fair value, is recorded.

Leases

iMDx accounts for leases in accordance with ASC 842, Leases. iMDx determines if an arrangement is a lease at inception. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. iMDx accounts for the lease and non-lease components as a single lease component. iMDx recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months in the consolidated balance sheets. ROU assets represent the right to use an underlying asset during the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most leases do not provide an implicit rate, iMDx uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. iMDx uses the implicit rate when it is readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that iMDx will exercise that option. Operating lease expense and financing lease amortization expense are recognized on a straight-line basis over the lease term. Operating leases include ROU office lease assets and related ROU lease liabilities, current and long-term, in the consolidated balance sheets. Financing leases include machinery and equipment and related financing lease liabilities, current and long-term, in the consolidated balance sheets (see “Property and Equipment” above for more information). iMDx discloses the amortization of operating lease ROU assets and the related repayments of ROU lease obligations as a net amount in the consolidated statements of cash flows. iMDx has entered into various operating and financing leases in accordance with ASC 842 as further discussed in Note 6.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Warrants

iMDx determines the accounting classification of warrants it issues, as either liability or equity classified, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate iMDx to settle the warrants or the underlying shares by paying cash or other assets, or for warrants that must or may require settlement by issuing a variable number of shares. If warrants do not meet liability classification under ASC 480, iMDx assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. This liability classification guidance also applies to financial instruments that may require cash or other form of settlement for transactions outside of the company’s control and, in which the form of consideration to the warrant holder may not be the same as to all other shareholders in connection with the transaction. However, if a transaction is not within the company’s control but the holder of the financial instrument can solely receive the same type or form of consideration as is being offered to all the shareholders in the transaction, then equity classification of the financial instrument is not precluded, if all other applicable equity classification criteria are met.

After all relevant assessments, iMDx concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the consolidated statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. Based on the above guidance and, among other factors, the fact that our warrants cannot be cash settled under any circumstance but require share settlement, all of our outstanding warrants meet the equity classification criteria and have been classified as equity. Refer to Note 7 for details about our outstanding warrants.

Revenue Recognition

Pursuant to ASC 606, Revenue from Contracts with Customers, revenues are recognized when control of goods or services is transferred to customers, in an amount that reflects the consideration iMDx expects to be entitled to in exchange for those goods or services. ASC 606 provides for a five-step model that includes:

(i)
identifying the contract with a customer,
(ii)
identifying the performance obligations in the contract,
(iii)
determining the transaction price,
(iv)
allocating the transaction price to the performance obligations, and
(v)
recognizing revenue when, or as, an entity satisfies a performance obligation.

iMDx determines transaction prices based on the amount of consideration we expect to receive for transferring the promised goods or services in the contract. Consideration may be fixed, variable, or a combination of both. The Company considers any constraints on the variable consideration and includes in the transaction price variable consideration to the extent it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The following table presents consolidated revenues by type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Laboratory Services	$494	$104	$2,632	$258
Laboratory Developed Test Services	—	—	—	22
Kitted Products	24	—	24	—
Total	$518	$104	$2,656	$280

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Laboratory Services

Revenues recognized include Laboratory Services performed by iMDx for life sciences customers, including testing for biomarker discovery, assay design and development, clinical trial support, and a broad spectrum of biomarker tests. These Laboratory Services are generally performed under individual scope of work (“SOW”) arrangements or license agreements (together with SOW the “Laboratory Services Agreements”) with specific deliverables defined by the customer. Laboratory Services are performed on a (i) time and materials basis or (ii) per test completed basis. Upon completion of the service to the customer in accordance with a Laboratory Services Agreement, iMDx has the right to bill the customer for the agreed upon price (either on a per test or per deliverable basis) and recognizes Laboratory Service revenue at that time. Depending on the Laboratory Services Agreement, iMDx may identify each service of its Laboratory Services offering as a single performance obligation. Offerings include services such as recurring fees for project management, fees for storage and handling, pass through expenses for shipping or calibration, training, proficiency, reproducibility tests, etc. For other Laboratory Services Agreements, iMDx may identify the processing of test samples as a separate performance obligation (considered a series) within license agreements with customers.

Completion of the service and satisfaction of the performance obligation is typically evidenced by acknowledgment of completed services, and access to the report or test made available to the customer or any other form or applicable manner of delivery defined in the Laboratory Services Agreements. However, for certain SOWs under which work is performed pursuant to the customer’s highly customized specifications, iMDx has the enforceable right to bill the customer for work completed, rather than upon completion of the SOW. For those SOWs, iMDx recognizes revenue over a period during which the work is performed using a formula that accounts for expended efforts, generally measured in labor hours, as a percentage of total estimated efforts for the completion of the SOW. As performance obligations are satisfied under the Laboratory Services Agreements, any amounts earned as revenue and billed to the customer are included in accounts receivable. Any revenues earned but not yet billed to the customer as of the date of iMDx’s consolidated financial statements are recorded as contract assets and are included in other current assets as of the financial statement date. Amounts recorded in contract assets are reclassified to accounts receivable in iMDx’s consolidated balance sheets when the customer is invoiced according to the billing schedule in the contract.

As of June 30, 2025 and December 31, 2024, iMDx had gross accounts receivable from Laboratory Services customers of $493,000 and $1.6 million, respectively.

Allowance for Credit Losses

iMDx establishes an allowance for credit losses based on the evaluation of the collectability of its Laboratory Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial condition, reasonable and supportable forecast that affect the collectability of the reported amount, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. iMDx continuously monitors collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the credit loss reserve accounts. As of June 30, 2025 and December 31, 2024, iMDx had an allowance for credit losses of $5,000 and $16,000, respectively, related to Laboratory Services.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Laboratory Developed Test Services

Prior to the Razor Sale Transaction (see “Investments in Privately Held Companies” above), iMDx generated revenue from performing DetermaRx tests on clinical samples through orders received from physicians, hospitals, and other healthcare providers. In determining whether all the revenue recognition criteria in (i) through (v) above was met with respect to DetermaRx tests, each test result was considered a single performance obligation and was generally considered complete when the test result was delivered or made available to the prescribing physician electronically, and, as such, there were no shipping or handling fees incurred by iMDx or billed to customers. Although iMDx billed a list price for all tests ordered and completed for all payer types, iMDx considered constraints on the variable consideration when it recognized revenue for DetermaRx. Because DetermaRx was a novel test and there were no current reimbursement arrangements with third-party payers other than Medicare, the transaction price represented variable consideration. Application of the constraint for variable consideration was an area that required significant judgment. For all payers other than Medicare, iMDx needed to consider the novelty of the test, the uncertainty of receiving payment, or being subject to claims for a refund, from payers with whom it did not have a sufficient payment collection history or contractual reimbursement agreements. Accordingly, for those payers, iMDx recognized revenue upon payment because it had insufficient history to reliably estimate payment patterns. The remaining Medicare and Medicare Advantage accounts receivable net balance was written-off in the first quarter of 2023. Laboratory Developed Test Services revenue recorded during the six months ended June 30, 2024 was the result of payments received.

Kitted Products

Revenues recognized include our GraftAssureIQ RUO kitted tests, which are clearly labeled and intended for research purposes. GraftAssureIQ is a transplant monitoring assay to measure the donor-derived cell-free DNA molecular biomarker. As of June 30, 2025, iMDx had gross accounts receivable from one Kitted Products customer of $24,000, and an allowance for credit losses of less than one thousand dollars. See Note 10, “Collaborative Arrangements” for additional Kitted Products information.

Licensing

Revenues that may be recognized include licensing revenue derived from agreements with customers for exclusive rights to market iMDx’s proprietary testing technology. Under the agreements, iMDx grants exclusive rights to certain trademarks and technology of iMDx for the purpose of marketing iMDx’s tests within a defined geographic territory. A license agreement may specify milestone deliverables or performance obligations, for which iMDx recognizes revenue when its licensee confirms the completion of iMDx’s performance obligation. A licensing agreement may also include ongoing sales support from iMDx and typically includes non-refundable licensing fees and per-test Laboratory Services revenues discussed above, for which iMDx treats the licensing of the technology, trademarks, and ongoing support as a single performance obligation satisfied by the passage of time over the term of the agreement.

Disaggregation of Revenues and Concentrations of Credit Risk

The following table presents the percentage of consolidated revenues by type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Laboratory Services	95%	100%	99%	92%
Laboratory Developed Test Services	0%	0%	0%	8%
Kitted Products	5%	0%	1%	0%
Total	100%	100%	100%	100%

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the percentage of consolidated revenues generated by unaffiliated customers, based on the respective periods presented, that individually represented greater than ten percent of consolidated revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Company A	95%	36%	99%	52%
Company B	*	30%	*	16%
Company C	*	18%	*	11%
Company D	*	16%	*	*

* Less than 10%

The following table presents the percentage of consolidated revenues attributable to geographical locations, based on country of domicile:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	95%	65%	99%	32%
Outside of the United States	5%	35%	1%	68%
Total	100%	100%	100%	100%

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

One customer individually represented approximately 95% of accounts receivable as of June 30, 2025. One customer individually represented approximately 97% of accounts receivable as of December 31, 2024. No other customers individually represented greater than ten percent of total accounts receivable.

The Company had accounts payable to two vendors that represented approximately 61% and 26% of accounts payable as of June 30, 2025, and three vendors that represented approximately 37%, 28% and 14% of accounts payable as of December 31, 2024. No other vendors individually represented greater than ten percent of total accounts payable.

The Company has a concentration in the volume of business transacted with Bio-Rad, its global strategic partner. In 2024, the Company entered into an agreement with Bio-Rad to collaborate in the development and the commercialization of RUO and IVD kitted transplant products using Bio-Rad’s ddPCR instruments and reagents, pursuant to which it is dependent on Bio-Rad with respect to many of its ongoing operations and future target performance. See Note 9, “Related Party Transactions – Bio-Rad Transactions” and Note 10, “Collaborative Arrangements” for additional information.

Cost of Revenues

Cost of revenues generally consists of cost of materials, direct labor including benefits, bonus and stock-based compensation, equipment and infrastructure expenses, clinical sample related costs associated with performing Laboratory Services and Laboratory Developed Test Services, providing deliverables according to our licensing agreements, license fees due to third-parties, and amortization of acquired intangible assets such as the customer relationship intangible assets (see Note 5). Infrastructure expenses include depreciation of laboratory equipment, allocated rent costs, leasehold improvements, and allocated information technology costs for operations at iMDx’s CLIA-certified laboratory in Tennessee. Costs associated with generating the revenues are recorded as the tests or services are performed regardless of whether revenue was recognized. Royalties or revenue share payments for licensed technology calculated as a percentage of revenues generated using the associated technology are recorded as expenses at the time the related revenues are recognized.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Expenses

Research and development expenses are comprised of costs incurred to develop technology, which include salaries and benefits, stock-based compensation, laboratory expenses (including reagents and supplies used in research and development laboratory work), infrastructure expenses (including depreciation expense and allocated facility occupancy costs), and contract services and other outside costs. Indirect research and development expenses are allocated primarily based on headcount, as applicable, and include rent and utilities, common area maintenance, telecommunications, property taxes and insurance. Research and development costs are expensed as incurred. Certain research and development expenses are attributed to our global strategic collaboration arrangement with Bio-Rad for commercializing our kitted test products. See Note 10, “Collaborative Arrangements” for additional information.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs and related benefits, including stock-based compensation, trade show expenses, branding and positioning expenses, and consulting fees. Sales and marketing expenses also include indirect expenses for applicable overhead allocated based on headcount, and include allocated costs for rent and utilities, common area maintenance, depreciation expense, telecommunications, property taxes and insurance. During the three months ended June 30, 2025 and 2024, iMDx’s total advertising expenses were $166,000 and $44,000, respectively. During the six months ended June 30, 2025 and 2024, iMDx’s total advertising expenses were $257,000 and $83,000, respectively. Certain sales and marketing expenses are attributed to our global strategic collaboration arrangement with Bio-Rad for commercializing our kitted test products. See Note 10, “Collaborative Arrangements” for additional information.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and related benefits (including stock-based compensation) for executive and corporate personnel, professional and consulting fees, rent and utilities, common area maintenance, depreciation expense, telecommunications, property taxes and insurance. Certain general and administrative expenses are attributed to our global strategic collaboration arrangement with Bio-Rad for commercializing our kitted test products. See Note 10, “Collaborative Arrangements” for additional information.

Stock-Based Compensation

iMDx recognizes compensation expense related to employee, Board of Director and other non-employee option grants and restricted stock grants in accordance with ASC 718, Compensation – Stock Compensation.

iMDx estimates the fair value of stock-based payment awards on the grant date and recognizes the resulting fair value over the requisite service period, which is generally a three or four-year vesting period. For stock-based awards that vest only upon the attainment of one or more performance goals set by iMDx at the time of the grant (sometimes referred to as milestone vesting), compensation cost is recognized if and when iMDx determines that it is probable that the performance condition or conditions will be, or have been, achieved. iMDx uses the Black-Scholes option pricing model for estimating the fair value of time-based options granted under iMDx’s equity plan. The fair value of each restricted stock unit (“RSU”) or award (“RSA”) is determined by the product of the number of units or shares granted and the grant date market price of the underlying common stock. iMDx has elected to treat stock-based payment awards with graded vesting schedules and time-based service conditions as a single award and recognizes stock-based compensation ratably on a straight-line basis over the requisite service period. Options have a maximum contractual term of ten years. Forfeitures are accounted for as they occur. Refer to Note 8 for additional information.

The Black-Scholes option pricing model requires iMDx to make certain assumptions including the expected option term, the expected volatility, the risk-free interest rate and the dividend yield. The expected term of employee stock options represents the weighted average period that the stock options are expected to remain outstanding. iMDx estimates the expected term of options granted based on its own experience. iMDx estimates the expected volatility using its own stock price volatility for a period equal to the expected term of the options. The risk-free interest rate assumption is based upon observed interest rates on the United States government securities appropriate for the expected term of iMDx’s stock options. The dividend yield assumption is based on iMDx’s history and expectation of dividend payouts. iMDx has never declared or paid any cash dividends on its common stock, and iMDx does not anticipate paying any cash dividends in the foreseeable future.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

All excess tax benefits and tax deficiencies from stock-based compensation awards accounted for under ASC 718 are recognized as income tax benefit or expense, respectively, in the consolidated statements of operations. An excess income tax benefit arises when the tax deduction of a share-based award for income tax purposes exceeds the compensation cost recognized for financial reporting purposes and, a tax deficiency arises when the compensation cost exceeds the tax deduction. Because iMDx has a full valuation allowance for all periods presented (see “Income Taxes” below), there was no impact to iMDx's consolidated statements of operations for any excess tax benefits or deficiencies, as any excess benefit or deficiency would be offset by the change in the valuation allowance.

Retirement Plan

iMDx has an employee savings and retirement plan under Section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan in which eligible employees may elect to have a percentage of their compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. During the three months ended June 30, 2025 and 2024, iMDx’s total contributions to the plan were $84,000 and $97,000, respectively. During the six months ended June 30, 2025 and 2024, iMDx’s total contributions to the plan were $161,000 and $167,000, respectively.

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

Income Taxes

iMDx and its subsidiaries will file a consolidated U.S. federal income tax return and combined California state return for the year ending December 31, 2025. iMDx accounts for income taxes in accordance with ASC 740, Income Taxes, which prescribes the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. The provision for income taxes for interim periods is determined using an estimated annual effective tax rate in accordance with ASC 740-270, Income Taxes, Interim Reporting. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, if any, and changes in or the interpretation of tax laws in jurisdictions where iMDx conducts business.

iMDx did not record any provision or benefit for income taxes for the three and six months ended June 30, 2025 and 2024, as iMDx had a full valuation allowance for the periods presented.

Valuation allowances are established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. iMDx’s judgments regarding future taxable income may change over time due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If iMDx’s assumptions and consequently its estimates change in the future, the valuation allowance may be increased or decreased, which may have a material impact on iMDx’s consolidated statements of operations. iMDx established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carry-forwards and other deferred tax assets.

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. iMDx will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2025 and December 31, 2024. iMDx is not aware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation as of June 30, 2025. iMDx is currently unaware of any tax issues under review. As of June 30, 2025 and December 31, 2024, iMDx had unrecognized tax benefits totaling $1.1 million.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 4, 2025, the U.S. enacted H.R. 1, “A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14,” commonly referred to as the One Big Beautiful Bill. Changes in tax laws may affect recorded deferred tax assets and deferred tax liabilities and iMDx’s effective tax rate in the future. iMDx continues to evaluate the impacts the new legislation will have on the consolidated financial statements. As a result of the enactment of H.R. 1, iMDx anticipates an impact to the deferred tax asset related to the full expensing of domestic research and experimental expenditures in 2025. iMDx does not believe this change had an impact on its consolidated financial statements for the periods ended June 30, 2025.

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

For the three and six months ended June 30, 2025 and 2024, all common stock equivalents are antidilutive because iMDx reported a net loss. The following table presents the calculation of basic and diluted loss per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Numerator:
Net loss	$(9,742)	$(4,530)	$(16,413)	$(13,659)
Accretion of Series A redeemable convertible preferred stock	—	(57)	—	(263)
Net loss attributable to common stockholders - basic and diluted	$(9,742)	$(4,587)	$(16,413)	$(13,922)

Denominator:
Weighted average shares outstanding - basic and diluted	32,023	12,870	28,876	10,567

Net loss per share:
Net loss attributable to common stockholders per share - basic and diluted	$(0.30)	$(0.36)	$(0.57)	$(1.32)

Anti-dilutive potential common shares excluded from the computation of diluted net loss per common share:
Stock options	1,084	766	1,084	766
RSUs	792	—	792	—
Warrants	761	773	761	773
Total	2,637	1,539	2,637	1,539

INSIGHT MOLECULAR DIAGNOSTICS INC.

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

3. Business Combinations and Contingent Consideration Liabilities

Acquisition of IGI

On January 31, 2020 (the “IGI Merger Date”), iMDx completed its acquisition of IGI pursuant to the IGI Merger Agreement. iMDx determined there are two types of contingent consideration in connection with the IGI Merger, the Milestone Contingent Consideration and the Royalty Contingent Consideration discussed below.

There were three milestones comprising the Milestone Contingent Consideration, in connection with the IGI Merger which iMDx valued and recorded as part of the contingent consideration as of the IGI Merger Date (see table below), which consisted of (i) a payment for clinical trial completion and related data publication (“Milestone 1”), (ii) a payment for an affirmative final LCD from CMS for a specified lung cancer test (“Milestone 2”), and (iii) a payment for achieving specified CMS reimbursement milestones (“Milestone 3”). If achieved, any respective Milestone will be paid at the contractual value shown below, with the payment made either in cash or in shares of iMDx's common stock as determined by iMDx. There can be no assurance that any of the Milestones will be achieved.

The following table shows the IGI Merger Date contractual payment amounts, as applicable, and the corresponding fair value of each respective contingent consideration liability:

	Contractual Value	Fair Value on the Merger Date
	(In thousands)
Milestone 1	$1,500	$1,340
Milestone 2	3,000	1,830
Milestone 3 (a)	1,500	770
Royalty 1 (b)	See(b)	5,980
Royalty 2 (b)	See(b)	1,210
Total	$6,000	$11,130

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)
Indicates the maximum amount payable if the Milestone is achieved.
(b)
As defined, Royalty Payments are based on a percentage of future revenues of DetermaIO and Laboratory Services over their respective useful life, accordingly there is no fixed contractual value for the Royalty Contingent Consideration.

The fair value of the contingent consideration after the IGI Merger Date is reassessed by iMDx as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in iMDx’s consolidated statements of operations. Since December 2023, Milestone 1 and Royalty 2 (Laboratory Services) are not expected to be paid and are excluded from the current fair value. During 2025, based on iMDx’s reassessment of significant assumptions, there was a decrease of approximately $73,000 to the fair value of the contingent consideration primarily attributable to revised estimates of the possible future payouts and, accordingly, this amount was recorded as a change in fair value of contingent consideration in the consolidated statement of operations for the six months ended June 30, 2025.

iMDx uses a discounted cash flow valuation technique to determine the fair value of its Level 3 contingent consideration liabilities. The significant unobservable inputs used in IGI’s contingent consideration valuation on June 30, 2025, included: (i) a discount period, based on the expected Milestone payment dates, ranging from 1.7 years to 7.3 years, (ii) a discount rate of 12.6% to 12.9%, and (iii) a management probability estimate of 25% to 50%. The significant unobservable inputs used in IGI’s contingent consideration valuation on June 30, 2024, included: (i) a discount period, based on the expected Milestone payment dates, ranging from 1.7 years to 8.3 years, (ii) a discount rate of 16.0% to 16.7%, and (iii) a management probability estimate of 25% to 50%. Changes to significant unobservable inputs to different amounts could result in a significantly higher or lower fair value measurement at the reporting date.

The following tables reflect the activity for the IGI contingent consideration measured at fair value using Level 3 inputs:

Fair Value
(In thousands)
Balance at December 31, 2023	$2,040
Change in estimated fair value	(73)
Balance at June 30, 2024	$1,967

Balance at December 31, 2024	$2,593
Change in estimated fair value	(73)
Balance at June 30, 2025	$2,520

Acquisition of Chronix

On April 15, 2021 (the “Chronix Merger Date”), iMDx completed its acquisition of Chronix pursuant to the Chronix Merger Agreement. As additional consideration for holders of certain classes and series of Chronix capital stock, the Chronix Merger Agreement required iMDx to pay certain contingent consideration. On February 8, 2023, the Company and the equity holder representative named in the Chronix Merger Agreement entered into Amendment No. 1 to the Chronix Merger Agreement, pursuant to which the parties agreed that (i) Chronix’s equity holders will be paid earnout consideration of 10% of net collections for sales of specified tests and products, until the expiration of intellectual property related to such tests and products, (ii) Chronix’s equity holders will be paid 5% of the gross proceeds received from any sale of all or substantially all of the rights, titles, and interests in and to Chronix’s patents for use in transplantation medicine to such third-party, and (iii) all of the previous payment obligations were eliminated.

The fair value of the Chronix contingent consideration after the Chronix Merger Date is reassessed by iMDx as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in iMDx’s consolidated statements of operations. During 2025, based on iMDx’s reassessment of significant assumptions, there was an increase of approximately $3.8 million to the fair value of the contingent consideration primarily attributable to revised estimates of the possible future payouts and, accordingly, this amount was recorded as a change in fair value of contingent consideration in the consolidated statement of operations for the six months ended June 30, 2025.

iMDx uses a discounted cash flow valuation technique to determine the fair value of its Level 3 contingent consideration liabilities. The significant unobservable inputs used in Chronix’s contingent consideration valuation on June 30, 2025, included: (i) a discount period, based on the related patent expiration dates, ranging from 9.3 years to 10.2 years, (ii) a discount rate of 12.6% to 13.2%, and (iii) a payout percentage of 10% based on the earnout provision. The significant unobservable inputs used in Chronix’s contingent consideration valuation on June 30, 2024, included: (i) a discount period, based on the related patent expiration dates, ranging from 9.4

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

years to 11.2 years, (ii) a discount rate of 16.0% to 17.1%, and (iii) a payout percentage of 10% based on the earnout provision. Changes to significant unobservable inputs to different amounts could result in a significantly higher or lower fair value measurement at the reporting date.

The following tables reflect the activity for the Chronix contingent consideration measured at fair value using Level 3 inputs:

Fair Value
(In thousands)
Balance at December 31, 2023	$40,174
Change in estimated fair value	2,354
Balance at June 30, 2024	$42,528

Balance at December 31, 2024	$35,346
Change in estimated fair value	3,756
Balance at June 30, 2025	$39,102

As of June 30, 2025 and 2024, the total Chronix contingent consideration fair values, as presented in the tables above, include $2.3 million of severance obligations related to the Chronix acquisition. The accompanying consolidated balance sheets separately present the IGI and Chronix total contingent consideration liabilities as current and noncurrent based on our expectations of the timing of product commercialization and subsequent revenues that trigger the payouts. Contingent consideration is not deductible for tax purposes, even if paid; therefore, no deferred tax assets related to the contingent consideration were recorded.

4. Property and Equipment, Net

Right-of-use and financing lease assets, net, machinery and equipment, net, and construction in progress were as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Right-of-use and financing lease assets	$4,703	$5,323
Machinery, equipment and leasehold improvements	9,860	8,366
Accumulated depreciation and amortization	(8,153)	(7,705)
Right-of-use and financing lease assets and machinery and equipment, net	6,410	5,984
Construction in progress	263	340
Total	$6,673	$6,324

Property and equipment depreciation and amortization expense amounted to $559,000 and $304,000 for the three months ended June 30, 2025 and 2024, respectively, and $1.0 million and $617,000 for the six months ended June 30, 2025 and 2024, respectively.

5. Intangible Assets, Net

As part of the IGI and Chronix acquisitions completed on January 31, 2020 and April 15, 2021, respectively, the Company acquired IPR&D and customer relationships (see Note 3). The original IPR&D balances were reassessed using the multi-period excess earnings method (“MPEEM”) approach and the Company recorded an impairment of approximately $5.0 million related to DetermaIO in 2023. During the fourth quarter of 2024, the IPR&D balances were reassessed using the MPEEM approach and the results of the valuations noted that the carrying values of the DetermaIO and DetermaCNI related IPR&D intangible assets were greater than the fair market values. Accordingly, the Company recorded impairments of $6.8 million and $35.1 million related to DetermaIO and DetermaCNI, respectively, as of December 31, 2024. The Company has recorded no such impairments during 2025.

INSIGHT MOLECULAR DIAGNOSTICS INC.

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

Intangible assets, net, consisted of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Intangible assets:
Acquired IPR&D - DetermaIO (1)	$2,900	$2,900
Acquired IPR&D - DetermaCNI (2)	11,700	11,700

Intangible assets subject to amortization:
Acquired intangible assets - customer relationship	440	440
Total intangible assets	15,040	15,040
Accumulated amortization - customer relationship (3)	(440)	(433)
Intangible assets, net	$14,600	$14,607

(1)
See Note 3 for information on the IGI Merger.
(2)
See Note 3 for information on the Chronix Merger.
(3)
Amortization of intangible assets is included in “Cost of revenues – amortization of acquired intangibles” on the consolidated statements of operations because the intangible assets pertain directly to the revenues generated from the acquired intangibles.

Intangible asset amortization expense amounted to zero and $22,000 for the three months ended June 30, 2025 and 2024, respectively, and $7,000 and $44,000 for the six months ended June 30, 2025 and 2024, respectively.

6. Commitments and Contingencies

Office and Facilities Leases

Irvine Office Lease

On December 23, 2019, iMDx and Cushing Ventures, LLC (“Landlord”) entered into an Office Lease Agreement (the “Irvine Lease”) of a building containing approximately 26,800 square feet of rentable space located at 15 Cushing in Irvine, California (the “Premises”) that served as iMDx’s principal executive and administrative offices until June 2025 (see “Nashville Office and Facilities Leases” below). The Irvine Lease has a term of 89 calendar months (the “Term”), which commenced on June 1, 2020 (the “Commencement Date”) and will end on October 31, 2027. iMDx agreed to pay base monthly rent in the amount of $61,640 during the first 12 months of the Term. Base monthly rent increases annually, over the base monthly rent then in effect, by 3.5%.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective as of January 2, 2025, iMDx, Landlord and Subtenant (as defined below under the caption "Irvine Office Sublease") entered into an amendment to the Irvine Lease, dated December 26, 2024 (the “Amendment”). Pursuant to the terms of the Amendment, among other things: (a) iMDx and Subtenant agreed that all rights to extend the Term of the Irvine Lease for a period of five years were terminated, and (b) Landlord and iMDx agreed that, provided the Company is not in default under any of the terms and conditions of the Irvine Lease that is continuing beyond any and all applicable notice and cure periods, then, commencing on July 1, 2025 and continuing on the first day of each calendar month thereafter, the provided letter of credit (as further discussed below) in the amount of $1.7 million (the “Letter of Credit Amount”) shall be reduced by an amount equal to $60,714.29 on each such date, until the Letter of Credit Amount is fully reduced, after which the letter of credit shall be deemed to have been terminated and iMDx shall have no further obligation to maintain or deliver the letter of credit under the Irvine Lease. The new Letter of Credit Amount will correspond to the Company’s restricted cash on the accompanying consolidated balance sheet and the reductions in the Letter of Credit Amount would correspondingly reduce the associated amount of such restricted cash.

In addition to base monthly rent, iMDx agreed to pay in monthly installments (a) all costs and expenses, other than certain excluded expenses, incurred by the lessor in each calendar year in connection with operating, maintaining, repairing (including replacements if repairs are not feasible or would not be effective) and managing the Premises and the building in which the Premises are located (“Expenses”), and (b) all real estate taxes and assessments on the Premises and the building in which the Premises are located, all personal property taxes for property that is owned by lessor and used in connection with the operation, maintenance and repair of the Premises, and costs and fees incurred in connection with seeking reductions in such tax liabilities (“Taxes”). Subject to certain exceptions, Expenses shall not be increased by more than 4% annually on a cumulative, compounded basis.

iMDx was entitled to an abatement of its obligations to pay Expenses and Taxes while constructing improvements to the Premises constituting “Tenant’s Work” under the Irvine Lease prior to the Commencement Date, except that iMDx was obligated to pay 43.7% of Expenses and Taxes during the period prior to the Commencement Date for its use of the second floor of the Premises, which was already built out as office space. The lessor provided iMDx with a “Tenant Improvement Allowance” in the amount of $1.3 million to pay for the plan, design, permitting, and construction of the improvements constituting Tenant’s Work. The lessor retained 1.5% of the Tenant Improvement Allowance as an administrative fee as provided in the Irvine Lease. As of June 2021, the lessor had provided $1.3 million of the total Tenant Improvement Allowance, which is being amortized over the Term.

iMDx has provided the lessor with a security deposit in the amount of $150,000 and a letter of credit in the initial amount of $1.7 million. The lessor may apply the security deposit, in whole or in part, for the payment of rent and any other amount that iMDx is or becomes obligated to pay under the Irvine Lease but fails to pay when due and beyond any cure period. The lessor may draw on the letter of credit from time to time to pay any amount that is unpaid and due, or if the original issuing bank notifies the lessor that the letter of credit will not be renewed or extended for the period required under the Irvine Lease and iMDx fails to timely provide a replacement letter of credit, or an “event of default” under the Irvine Lease occurs and continues beyond the applicable cure period, or if certain instances of insolvency or bankruptcy with respect to iMDx occur. iMDx is required to restore any portion of the security deposit that is applied by the lessor to payments due under the Irvine Lease, and iMDx is required to restore the amount available under the letter of credit to the required amount if any portion of the letter of credit is drawn by the lessor. The Letter of Credit Amount shall be reduced as described in the Amendment above.

To obtain the letter of credit, iMDx has provided the issuing bank with a restricted cash deposit that the bank will hold to cover its obligation to pay any draws on the letter of credit by the lessor. The restricted cash may not be used for any other purpose. Corresponding to the Letter of Credit Amount, iMDx has reflected $1.7 million as the remaining restricted cash balance in the accompanying consolidated balance sheet as of June 30, 2025. The restricted cash balance in the accompanying consolidated balance sheet as of December 31, 2024 was $1.7 million.

Irvine Office Sublease

On August 8, 2023, iMDx and Induce Biologics USA, Inc. (“Subtenant”) entered into a Sublease Agreement (the “Sublease Agreement”), which subsequently became effective as of September 14, 2023, upon the execution and delivery by the Company, Subtenant, and Landlord, of that certain Landlord’s Consent to Sublease dated September 12, 2023 (the “Consent Agreement”), under which Landlord consented to the Sublease Agreement, on the terms and subject to the conditions set forth therein. The Sublease Agreement is subject and subordinate to the Irvine Lease.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the Sublease Agreement, the Company agreed to initially sublet to Subtenant a portion of the Premises consisting of approximately 13,400 square feet of rentable space for a term (the “Initial Period”) commencing on the date that is 120 days after the effective date of the Consent Agreement (the “Sublease Commencement Date”) and ending on the date that is 18 months following the Sublease Commencement Date (June 20, 2025, the date on which the Initial Period ends, and the “Expansion Date”). On the Expansion Date, the portion of the Premises that is subleased to Subtenant under the Sublease Agreement automatically increased to include the remaining portion of the Premises, which consists of approximately 13,400 square feet of additional rentable space for a term (the “Expansion Period”) beginning on the Expansion Date through the expiration of the Irvine Lease on October 31, 2027, unless earlier terminated.

The Sublease Agreement provides that, from and after the Sublease Commencement Date, Subtenant will pay to the Company monthly base rent in the following amounts: (i) $36,850 for rental periods beginning on the Sublease Commencement Date and ending on or before December 31, 2024; (ii) $37,955 for rental periods beginning on or after January 1, 2025 and ending on or before June 20, 2025; (iii) $75,844 for rental periods beginning on or after July 1, 2025 and ending on or before December 31, 2025; (iv) $78,188 for rental periods beginning on or after January 1, 2026 and ending on or before December 31, 2026; and (v) $80,534 for rental periods beginning on or after January 1, 2027 and ending on or before October 31, 2027.

Following the Sublease Commencement Date, Subtenant is responsible for the payment of Additional Rent, including Expenses and Taxes (as each such term is defined in the Irvine Lease), provided that, with respect to the Initial Period, Subtenant was responsible for only 50% of the Expenses and Taxes due. In addition, Subtenant paid the Company a security deposit in the amount of $101,987 in connection with the transactions contemplated by the Sublease Agreement.

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

Nashville Office and Facilities Leases

iMDx operates a CLIA-certified laboratory and office space located at 2 International Plaza, Nashville, Tennessee, under three lease arrangements with MPC Holdings, LLC. Since June 2025, iMDx's Nashville location also serves as our principal executive and administrative offices.

In January 2024, iMDx renewed its existing leases with MPC Holdings, LLC and added a new lease agreement to expand our Nashville office space. With the new lease, iMDx maintains an aggregate of 10,681 square feet of rentable space. Lab space is approximately 4,826 square feet of the total. The new lease agreements each have an initial term of 36 months, which commenced on January 1, 2024 and will end in January 2027. iMDx has the option to renew the term of each lease for four additional one year periods. iMDx agreed to pay an aggregate base monthly rent in the amount of $22,252 during the first 12 months of the term. Base monthly rent increases annually, over the base monthly rent then in effect, by approximately 3.0%.

The office and facilities leases discussed above are operating leases under ASC 842 and are included in the tables below. The tables below provide the amounts recorded in connection with the application of ASC 842 for iMDx’s operating and financing leases (see Note 2, “Leases” for additional policy information).

Financing Leases

iMDx had various financing leases for certain laboratory and other equipment, as shown in the tables below. iMDx’s lease obligations are collateralized by the equipment financed under the lease schedules.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating and Financing Leases

The following table presents supplemental balance sheet information related to operating and financing leases:

	June 30, 2025	December 31, 2024
	(In thousands)
Operating leases
Right-of-use assets, net	$1,490	$1,789

Right-of-use lease liabilities, current	$980	$914
Right-of-use lease liabilities, noncurrent	1,207	1,713
Total operating lease liabilities	$2,187	$2,627

Financing leases
Machinery and equipment	$1,631	$1,673
Accumulated depreciation	(597)	(705)
Machinery and equipment, net	$1,034	$968

Current liabilities	$484	$381
Noncurrent liabilities	525	554
Total financing lease liabilities	$1,009	$935

Weighted average remaining lease term:
Operating lease	2.1 years	2.6 years
Financing lease	2.1 years	2.4 years

Weighted average discount rate:
Operating lease	10.50%	10.44%
Financing lease	9.77%	10.23%

Future minimum lease commitments are as follows:

	Operating	Financing
	Leases	Leases
	(In thousands)
Year Ending December 31,
2025	$577	$275
2026	1,182	507
2027	696	299
2028	—	31
Total minimum lease payments	2,455	1,112
Less amounts representing interest	(268)	(103)
Present value of net minimum lease payments	$2,187	$1,009

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents supplemental cash flow information related to operating and financing leases:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$567	$548
Operating cash flows from financing leases	$45	$—
Financing cash flows from financing leases	$212	$33

The Company incurred total operating lease cost, including short-term lease expense, of $131,000 and $36,000, which was net of sublease income of $114,000 and $218,000, for the three months ended June 30, 2025 and 2024, respectively. The Company incurred total operating lease cost, including short-term lease expense, of $269,000 and $128,000, which was net of sublease income of $228,000 and $391,000, for the six months ended June 30, 2025 and 2024, respectively.

Financing lease amortization expense amounted to $110,000 and zero for the three months ended June 30, 2025 and 2024, respectively, and $220,000 and zero for the six months ended June 30, 2025 and 2024, respectively.

Litigation – General

iMDx may be subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters, and other matters. When iMDx is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, iMDx will record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, iMDx discloses the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material.

On March 3, 2025, the Company received a letter claiming that a recent study regarding the Company's DetermaIO immuno-oncology assay for breast cancer had triggered the Company’s first milestone payment obligation under the January 10, 2020 Agreement and Plan of Merger between the Company, IGI, and certain other parties. The Company strongly disputes the position taken in the letter, believes the arguments to be ill-founded, and intends to vigorously defend its own position. More information regarding the milestone payments related to the IGI acquisition may be found in Note 3, “Business Combinations and Contingent Consideration Liabilities – Acquisition of IGI.”

Tax Filings

iMDx tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Management believes iMDx has adequately provided for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be significantly different than the amounts recorded in the consolidated financial statements. See Note 2, “Income Taxes” for additional information.

Employment Contracts

iMDx has entered into employment and severance benefit contracts with certain executive officers. Under the provisions of the contracts, iMDx may be required to incur severance obligations for matters relating to changes in control, as defined in the respective contracts, and certain terminations of executives. As of June 30, 2025 and December 31, 2024, iMDx accrued approximately $2.3 million, in severance obligations for certain executive officers, in accordance with the severance benefit provisions of their respective employment and severance benefit agreements, primarily related to iMDx’s acquisition of Chronix in 2021. For the periods presented, management has classified $2.3 million of the accrued severance obligations related to the Chronix acquisition as current and noncurrent contingent consideration based on our expectations of the timing of product commercialization and subsequent revenues that trigger the related payouts. Such balances are included in the consolidated balance sheets under contingent consideration liabilities, current and noncurrent. See Note 3, “Business Combinations and Contingent Consideration – Acquisition of Chronix” for additional information.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Indemnification

In the normal course of business, iMDx may provide indemnification of varying scope under iMDx’s agreements with other companies or consultants, typically iMDx’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, iMDx will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of iMDx’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to iMDx’s diagnostic tests. iMDx’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from iMDx’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or license agreement to which they relate. The Razor Stock Purchase Agreement (see Note 2, “Investments in Privately Held Companies”) also contains provisions under which iMDx has agreed to indemnify Razor and Encore Clinical, Inc., a former stockholder of Razor, from losses and expenses resulting from breaches or inaccuracy of iMDx’s representations and warranties and breaches or nonfulfillment of iMDx’s covenants, agreements, and obligations under the Razor Stock Purchase Agreement. iMDx periodically enters into underwriting and securities sales agreements with broker-dealers in connection with the offer and sale of iMDx securities. The terms of those underwriting and securities sales agreements include indemnification provisions pursuant to which iMDx agrees to indemnify the broker-dealers from certain liabilities, including liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”), in connection with the offer and sale of iMDx securities.

The potential future payments iMDx could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, iMDx has not been subject to any claims or demands for indemnification. iMDx also maintains various liability insurance policies that limit iMDx’s financial exposure. As a result, iMDx management believes that the fair value of these indemnification agreements is minimal. Accordingly, iMDx has not recorded any liabilities for these agreements as of June 30, 2025 and December 31, 2024.

7. Series A Redeemable Convertible Preferred Stock and Shareholders’ Equity

Series A Redeemable Convertible Preferred Stock

On April 13, 2022, the Company entered into a Securities Purchase Agreement with institutional accredited investors (the “Investors”) in a registered direct offering of 11,765 shares of the Company’s Series A Preferred Stock, which shares of Series A Preferred Stock are convertible into a total of 384,477 shares of the Company's common stock, at a conversion price of $30.60 per share. The purchase price of each share of Series A Preferred Stock was $850, which included an original issue discount to the stated value of $1,000 per share. The rights, preferences and privileges of the Series A Preferred Stock are set forth in the Company’s Certificate of Determination, which the Company filed with the Secretary of State of the State of California. The Securities Purchase Agreement provided that the closing of the Series A Preferred Stock offering will occur, subject to the satisfaction of certain closing conditions, in two equal tranches of $5,000,000 each for aggregate gross proceeds from both closings of $10,000,000. The first closing occurred on June 1, 2022, and iMDx received net proceeds of approximately $4.9 million from the Series A Preferred Stock issued from the first tranche. The second closing did not occur due to certain closing conditions. The Series A Preferred Stock was convertible into shares of the Company’s common stock at any time at the holder’s option.

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

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

Preferred Stock

As of June 30, 2025 and December 31, 2024, iMDx had 5,000,000 shares of preferred stock, no-par value, authorized. As of June 30, 2025 and December 31, 2024, iMDx had no shares of preferred stock issued and outstanding.

Common Stock

As of June 30, 2025 and December 31, 2024, iMDx had 230,000,000 shares of common stock, no-par value, authorized. As of June 30, 2025 and December 31, 2024, iMDx had 28,617,046 and 17,452,824 shares of common stock issued and outstanding, respectively.

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

A holder of the pre-funded warrants may not exercise any portion of such holder’s pre-funded warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of common stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise. The pre-funded warrants are exercisable immediately and will expire when exercised in full. As of June 30, 2025, none of such pre-funded warrants have been exercised.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

October 2024 Offering

On October 4, 2024, the Company consummated a private placement of its securities to certain accredited investors for the issuance and sale of 3,461,138 shares of the Company's common stock (the “October 2024 Offering”). The purchase price for one common share was $2.948. Certain insiders of the Company subscribed for 37,037 of the shares of common stock sold in the private placement, at a purchase price of $2.97 per share (see Note 9). The related securities purchase agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and the investors, including for liabilities under the Securities Act, other obligations of the parties and termination provisions.

The gross proceeds to the Company from the October 2024 Offering were approximately $10.2 million, before deducting approximately $836,000 in placement agent fees and expenses and offering expenses payable by the Company. The Company used the net proceeds received of approximately $9.4 million for general corporate purposes and working capital.

INSIGHT MOLECULAR DIAGNOSTICS INC.

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

A holder of the pre-funded warrants may not exercise any portion of such holder’s pre-funded warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of common stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of June 30, 2025, none of such pre-funded warrants have been exercised.

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

Unregistered Restricted Stock Issuance

During the three and six months ended June 30, 2024, the Company issued 14,664 shares and 26,664 shares of restricted common stock, respectively, for a total fair value of $36,000 and $72,000, respectively, in connection with an ongoing investor relations consulting service arrangement. The Company has issued additional RSUs to this consulting firm under the Company’s amended and restated 2018 incentive plan, refer to Note 8, “Stock-Based Compensation – Plan Activity – RSU Awards” for additional information.

Common Stock Purchase Warrants

As of June 30, 2025 and December 31, 2024, iMDx had common stock purchase warrants issued and outstanding of 760,866. During the six months ended June 30, 2025, no warrants were exercised or expired. As of June 30, 2025, the outstanding warrants had exercise prices ranging from $30.60 to $109.20 per share, are set to expire on various dates ranging from February 2027 to October 2029 and have a weighted average remaining life of 1.82 years. Certain warrants have “cashless exercise” provisions meaning that the value of a portion of warrant shares may be used to pay the exercise price rather than payment in cash, which may be exercised under any circumstances in the case of the Bank Warrants discussed below or, in the case of certain other warrants, only if a registration statement for the warrants and underlying shares of common stock is not effective under the Securities Act or a prospectus in the registration statement is not available for the issuance of shares upon the exercise of the warrants. All of the outstanding warrants meet the equity classification criteria and have been classified as equity, refer to Note 2, “Accounting for Warrants” for additional information.

In connection with the April 2024 Offering, the Company issued pre-funded warrants to purchase 342,888 shares of common stock. In connection with the February 2025 Offering, the Company issued additional pre-funded warrants to purchase 3,069,926 shares of common stock. For accounting purposes, the pre-funded warrants are equity-classified, contain no contingencies to exercise and are therefore considered outstanding for purposes of calculating basic earnings per share. As of June 30, 2025, none of such pre-funded warrants have been exercised.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Bank Warrants

In connection with a loan that matured in September 2022 from Silicon Valley Bank (the “Bank”), in February 2017, iMDx issued common stock purchase warrants to the Bank (the “2017 Bank Warrants”). The Bank was issued warrants to purchase 412 shares of iMDx common stock at an exercise price of $97.00 per share, through February 21, 2027. In March 2017, the Bank was issued warrants to purchase an additional 366 shares at an exercise price of $109.20 per share, through March 23, 2027. In October 2019, iMDx issued a common stock purchase warrant to the Bank (the “2019 Bank Warrant”) entitling the Bank to purchase 4,928 shares of iMDx common stock at an exercise price of $33.80 per share, through October 17, 2029. The Bank may elect to exercise the 2017 Bank Warrants and the 2019 Bank Warrant on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the Bank Warrant is being exercised by (A) the excess of the fair market value of the common stock over the applicable Warrant Price, divided by (B) the fair market value of the common stock. The fair market value of the common stock will be last closing or sale price on a national securities exchange, interdealer quotation system, or over-the-counter market. These warrants meet the equity classification criteria and have been classified as equity. As of June 30, 2025, no Bank Warrants have been exercised.

8. Stock-Based Compensation

Equity Incentive Plan

In August 2018, iMDx shareholders approved an Equity Incentive Plan to replace the 2010 Stock Option Plan (the “2010 Plan”) and in October 2024, iMDx shareholders approved an amendment and restatement of such Equity Incentive Plan (as amended and restated, the “2018 Incentive Plan”). The 2018 Incentive Plan will expire on July 2, 2028. In initially adopting the 2018 Incentive Plan, iMDx terminated the 2010 Plan and ceased to grant any additional stock options or sell any stock under restricted stock purchase agreements under the 2010 Plan; however, stock options issued under the 2010 Plan continue in effect in accordance with their terms and the terms of the 2010 Plan until the exercise or expiration of the individual options. Total remaining stock options outstanding under the 2010 Plan as of June 30, 2025 and December 31, 2024, were 6,152 and 16,217, respectively.

As of June 30, 2025, 4,060,000 aggregate shares of common stock have been reserved for issuance under the equity incentive plans for the grant of stock options or the sale of restricted stock or for the settlement of RSUs. iMDx may also grant stock appreciation rights under the 2018 Incentive Plan. Upon the exercise of stock options, the issuance of RSAs, or the delivery of shares pursuant to vested RSUs or performance-based restricted stock units (“PSUs”), it is iMDx’s policy to issue new shares of common stock. The Board may amend or modify the 2018 Incentive Plan at any time, subject to any required stockholder approval. Shares available for grant under the 2018 Incentive Plan as of June 30, 2025 and December 31, 2024, were 1,822,912 and 1,026,314, respectively. On June 27, 2025, iMDx shareholders approved an amendment to the 2018 Incentive Plan to provide for an additional 1,500,000 shares of common stock to be available for the issuance of equity awards thereunder.

Plan Activity

A summary of iMDx’s 2010 Plan and 2018 Incentive Plan activity and related information follows:

	Options				Nonvested RSUs
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average amounts)
Balance at December 31, 2024	1,091	$12.42	8.56 years	$—	100	$1.73
Awards granted	20	$3.18			710	$3.16
Options exercised	—	$—		$—	n/a	n/a
RSUs vested	n/a	n/a			(18)	$3.37
Options forfeited/expired	(27)	$55.91			n/a	n/a
RSUs forfeited	n/a	n/a			—	$—
Balance at June 30, 2025	1,084	$11.17	8.29 years	$114	792	$2.97
Options vested and expected to vest at June 30, 2025	1,084	$11.17	8.29 years	$114
Options exercisable at June 30, 2025	390	$24.84	7.39 years	$27
Stock-based compensation expense for the period	$775				$202
Unrecognized stock-based compensation expense	$1,266				$2,137
Weighted average remaining recognition period	2.18 years				3.23 years

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Option Awards

During the six months ended June 30, 2025, the Company granted 20,000 total stock options with a weighted average grant date fair value of $2.63 per option. During the six months ended June 30, 2024, the Company granted 270,000 total stock options with a weighted average grant date fair value of $2.33 per option. The assumptions used to calculate the Black-Scholes grant date fair value for such time-based awards were as follows:

	Six Months Ended June 30,
	2025	2024
Expected life	6.18 years	6.22 years
Risk-free interest rates	4.15%	4.45%
Volatility	103.71%	107.79%
Dividend yield	0%	0%

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

In August 2023, the Company awarded 120,000 stock option grants with market-based and time-based vesting conditions, and a grant date market price and exercise price of $3.34 to certain executives. The fair value of such awards was estimated using the Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the performance and market conditions, which are subject to the achievement of the market-based goals established by the Company and the continued employment of the executives through December 31, 2025. These awards vest only to the extent that the market-based conditions are satisfied as specified in the vesting conditions. The grant date fair value and associated compensation cost of the market-based awards reflect the probability of the market condition being achieved, and the Company will recognize this compensation cost regardless of the actual achievement of the market-based conditions. Assumptions utilized in connection with the Monte Carlo valuation technique included: estimated risk-free interest rate of 4.81 percent; term of 6.19 years; expected volatility of 91.0 percent; and expected dividend yield of 0 percent. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments. Based on the market-based conditions, the grant date fair values of these awards ranged from $1.09 to $1.74, amounting to a total fair value of approximately $156,000. As of June 30, 2025, no awards have vested as none of the market-based conditions have been satisfied.

RSU Awards

The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2025 was $3.16 per unit. No RSUs were granted during the six months ended June 30, 2024. The aggregate fair value of RSUs vested during the six months ended June 30, 2025 and 2024, was $60,000 and $11,000, respectively.

During the three months ended June 30, 2025, the Company issued 17,761 shares of common stock from the 2018 Incentive Plan under immediate vest RSU awards in connection with two ongoing investor relations consulting service arrangements for a total fair value of $60,000. No such shares were issued during the three months ended June 30, 2024. During 2024, the Company issued additional restricted shares to one these consulting firms under unregistered restricted stock arrangements, refer to Note 7, “Common Stock – Unregistered Restricted Stock Issuance” for additional information. Total shares issued to these consulting firms during the six months ended June 30, 2025 and 2024, were 17,761 and 26,664, respectively. The total related expense, included in general and administrative expenses, for these consulting firms was $60,000 and $72,000 for the six months ended June 30, 2025 and 2024, respectively.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In October 2024, the Company awarded 100,000 PSUs with market-based and service-based vesting conditions, and a grant date market price of $3.05 to a Company executive. Vesting is subject to continuous service as an employee of iMDx or a subsidiary thereof from hire date through the applicable vesting date, and shall performance vest as follows: (i) 50% will vest upon the Company’s achievement of an aggregate market value of voting and non-voting common equity held by non-affiliates of the Company of $75.0 million or more, such that the Company is no longer subject to the “Baby Shelf Rules” of Form S-3, and (ii) 50% will vest upon the Company’s achievement of a market capitalization of $200.0 million, which shall be determined based on the 30-day volume weighted average price of the common stock measured as of the end of each full calendar month following the date of grant. No units will vest prior to June 20, 2025, and any units that are not performance vested on December 31, 2026 shall automatically be forfeited. The fair value of such award was estimated using the Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the expected period to achievement of the market conditions. The grant date fair value and associated compensation cost of the market-based award reflect the probability of the market condition being achieved, and the Company will recognize this compensation cost regardless of the actual achievement of the market-based conditions. Assumptions utilized in connection with the Monte Carlo valuation technique included: estimated risk-free interest rate of 3.93 percent; term of 2.2 years; expected volatility of 90.0 percent; and expected dividend yield of 0 percent. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments. Based on the two described performance vesting conditions, the grant date fair values were $2.03 and $1.43, respectively, amounting to a total fair value of $173,000. As of June 30, 2025, no awards have vested as none of the market-based conditions have been satisfied.

Stock-Based Compensation Expense

iMDx recorded stock-based compensation expense in the following categories on the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Cost of revenues	$—	$(4)	$—	$(2)
Research and development	173	202	368	409
Sales and marketing	42	41	80	83
General and administrative	289	147	529	314
Total	$504	$386	$977	$804

Total unrecognized stock-based compensation expense as of June 30, 2025 was $3.4 million, which will be amortized over a weighted average remaining recognition period of 2.84 years.

Other Information

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If iMDx had made different assumptions, its stock-based compensation expense and results for the periods presented may have been significantly different. Refer to Note 2, “Stock-Based Compensation” for additional information.

iMDx does not recognize deferred income taxes for incentive stock option compensation expense and records a tax deduction only when a disqualified disposition has occurred.

9. Related Party Transactions

Financing Transactions

On April 13, 2022, iMDx entered into the Securities Purchase Agreement with the Investors, including Broadwood Partners, L.P. (“Broadwood”), for the Series A Preferred Stock offering. Broadwood had a direct material interest in the Series A Preferred Stock offering and agreed to purchase 5,882 in the Series A Preferred Stock offering and on the same terms as other investors. In April 2024, Company redeemed the remaining shares of the Series A Preferred Stock, see Note 7 for additional information.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Further, on April 13, 2022, iMDx entered into an underwriting agreement pursuant to which the Company agreed to issue and sell certain shares of common stock and warrants to purchase common stock (“April 2022 Warrants”). The April 2022 Warrants have an exercise price of $30.60 per share and will expire on April 19, 2027. Pursuant to the underwritten offering, Broadwood acquired from us (i) 261,032 shares of common stock, and (ii) 300,187 April 2022 Warrants to purchase up to 150,093 shares of common stock. However, the total number of shares of common stock that Broadwood purchased in the underwritten offering was 300,187, of which 39,154 existing shares were acquired by the underwriters in the open market and re-sold to Broadwood. Pura Vida acquired from us (i) 249,204 shares of common stock, and (ii) 286,585 April 2022 Warrants to purchase up to 143,292 shares of common stock. However, the total number of shares of common stock that Pura Vida purchased in the underwritten offering was 286,585, of which 37,380 existing shares were acquired by the underwriters in the open market and re-sold to Pura Vida. See Note 7, “Common Stock Purchase Warrants” for additional information.

On April 3, 2023, iMDx entered into a securities purchase agreement with certain investors, including Broadwood, Pura Vida and entities affiliated with AWM, and certain individuals, including iMDx's Chairman, Andrew Arno, and certain of their affiliated parties, which provided for the sale and issuance by the Company of an aggregate of 2,274,709 shares of common stock at an offering price of: (i) $6.03 to investors who are not considered to be “insiders” of the Company pursuant to Nasdaq Listing Rules (“Insiders”), which amount reflected the average closing price of our common stock on Nasdaq during the five trading day period immediately prior to pricing, and (ii) $7.08 to Insiders, which amount reflected the final closing price of our common stock on Nasdaq on the last trading day immediately prior to pricing. Broadwood purchased 1,341,381 shares of common stock for $8,093,362, Pura Vida purchased 33,150 shares of common stock for $200,014 and entities affiliated with AWM purchased 472,354 shares of common stock for $2,850,000. Mr. Arno and his affiliated parties purchased 21,162 shares of common stock for $150,001.

On April 15, 2024, iMDx consummated a private placement of its securities to certain investors, including Broadwood, entities affiliated with AWM, Bio-Rad, and certain individuals, including iMDx's Chairman, Andrew Arno, for the issuance and sale of 5,076,900 shares of its common stock and pre-funded warrants to purchase 342,888 shares of its common stock. The purchase price for one share of common stock was $2.9164, and the purchase price for one pre-funded warrant was $2.9163. Insiders subscribed for 42,373 of the shares of common stock sold in the private placement, at a purchase price of $2.95 per share of common stock, which amount reflected the final closing price of the common stock on Nasdaq on the last trading day immediately prior to pricing. Broadwood purchased 2,420,000 shares of common stock for $7,057,688, entities affiliated with AWM purchased 342,889 shares of common stock and 342,888 pre-funded warrants for $2,000,000, and Bio-Rad purchased 1,200,109 shares of common stock for $3,499,998. Mr. Arno purchased 33,898 shares of common stock for $100,000. One of iMDx's directors, Andrew Last, served as the Executive Vice President and Chief Operating Officer of Bio-Rad before retiring on September 6, 2024. See Note 7, “Common Stock – April 2024 Offering” for additional information.

On October 4, 2024, iMDx consummated the October 2024 Offering involving certain investors, including Broadwood, Bio-Rad, entities affiliated with AWM, Unterberg Legacy Capital, LLC (“Unterberg”) and certain affiliated parties, Patrick W. Smith, and certain other individuals, including iMDx's Chief Financial Officer, Andrea James, and Chief Science Officer, Ekkehard Schütz. The gross proceeds from the October 2024 Offering were approximately $10.2 million. The purchase price for one share of common stock was $2.948 or $2.97 to certain Insiders. Broadwood purchased 1,315,339 shares of common stock for approximately $3,878,000, Bio-Rad purchased 310,835 shares of common stock for approximately $916,000, entities affiliated with AWM purchased 275,000 shares of common stock for approximately $811,000, Unterberg and its affiliated parties purchased 33,921 shares of common stock for $100,000, Patrick W. Smith purchased 678,426 shares of common stock for $2,000,000, Ms. James purchased 33,670 shares of common stock for $100,000, and Mr. Schütz purchased 3,367 shares of common stock for $10,000. iMDx's Chairman, Andrew Arno, has served as a Managing Member of Unterberg since October 2023. See Note 7, “Common Stock – October 2024 Offering” for additional information.

On February 10, 2025, iMDx consummated the February 2025 Offering involving certain investors, including Broadwood, Bio-Rad, entities affiliated with AWM, Unterberg and certain affiliated parties, Patrick W. Smith, and certain other individuals, including iMDx's Chief Financial Officer, Andrea James, and Chief Science Officer, Ekkehard Schütz. The gross proceeds from the February 2025 Offering were approximately $29.1 million. Officers of the Company subscribed for 109,756 of the shares of common stock in the aggregate sold in the February 2025 Offering, at a purchase price of $2.05 per share of common stock. Broadwood purchased 5,165,695 shares of common stock for approximately $10,590,000, Bio-Rad purchased 1,253,134 shares of common stock for approximately $2,569,000, entities affiliated with AWM purchased 2,052,026 shares of common stock and pre-funded warrants to purchase up to 3,069,926 shares of common stock for approximately $10,500,000, Unterberg and its affiliated parties purchased 73,169 shares of common stock for $150,000, and Patrick W. Smith purchased 1,463,414 shares of common stock for $3,000,000. Ms. James purchased 97,561 shares of common stock for $200,000 and Mr. Schütz purchased 12,195 shares of common stock for $25,000. See Note 7, “Common Stock – February 2025 Offering” for additional information.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Bio-Rad Transactions

During the six months ended June 30, 2025, the Company purchased $1.1 million in laboratory equipment and incurred $215,000 in laboratory related costs from Bio-Rad. During the six months ended June 30, 2025, the Company also made finance lease payments of $210,000 under various laboratory equipment leases from Bio-Rad with a remaining financing lease liability of $819,000 as of June 30, 2025.

During the six months ended June 30, 2024, the Company purchased no laboratory equipment, however, incurred $39,000 in laboratory related costs from Bio-Rad. During the six months ended June 30, 2024, the Company also made finance lease payments of $33,000 under various laboratory equipment leases from Bio-Rad with a remaining financing lease liability of $503,000 as of June 30, 2024.

As of June 30, 2025 and December 31, 2024, the Company had accounts payable due to Bio-Rad of $757,000 and $638,000, respectively. One of iMDx's directors, Andrew Last, served as the Executive Vice President and Chief Operating Officer of Bio-Rad before retiring on September 6, 2024.

On April 5, 2024, the Company entered into an agreement with Bio-Rad to collaborate in the development and the commercialization of RUO and IVD kitted transplant products (the “Collaboration Agreement”). Under the Collaboration Agreement, Bio-Rad agreed to purchase shares of our common stock equal to 9.99% of the total number of shares of common stock issued and outstanding immediately after the closing of such investment, provided that the total purchase price would not exceed $3,500,000 unless Bio-Rad chooses to exceed such limit (the “Bio-Rad Investment”) (see "Financing Transactions" above). The Bio-Rad Investment was completed in connection with a private placement (see Note 7, “Common Stock – April 2024 Offering”). In addition, we will pay Bio-Rad a single digit royalty payment based on certain net sales under the Collaboration Agreement, and Bio-Rad has an option for the exclusive right to promote, market and sell certain kits worldwide subject to certain conditions. If and when such option is exercised, Bio-Rad will purchase additional shares of our common stock, at the then-current market price per share, up to a specified maximum aggregate purchase price. On November 8, 2024, the Company and Bio-Rad entered into a memorandum of understanding with respect to the Collaboration Agreement to establish additional activities to be performed by each party pursuant to the Collaboration Agreement. One of iMDx's directors, Andrew Last, recused himself from all Board discussions related to transactions with Bio-Rad. See Note 10, "Collaborative Arrangements" for additional information.

10. Collaborative Arrangement

On April 5, 2024, the Company entered into the Collaboration Agreement with Bio-Rad to collaborate in the development and the commercialization of RUO and IVD kitted transplant products using Bio-Rad’s ddPCR instruments and reagents. The Collaboration Agreement has a term of 10 years unless earlier terminated pursuant to customary termination provisions.

The Collaboration Agreement provides that through the oversight of a joint steering committee comprised of representatives from both parties, the parties will collaborate on the development of (i) the Company’s series of GraftAssureIQ™ Transplant Monitoring Assays to measure and test the concentration of donor-derived cell-free DNA for RUO (the “RUO Assays”); and (ii) the Company’s GraftAssureDx™ Transplant Monitoring Assays that have received regulatory approval as an in vitro diagnostic device (the “IVD Kits”) for use on one or more Bio-Rad ddPCR instruments. Pursuant to the Collaboration Agreement, and toward the development of the RUO Assays and the IVD Kits, the Company will collect and screen samples, conduct feasibility testing and stability studies, and perform analytical validation, among other things; and Bio-Rad will supply its ddPCR instruments and platforms as well as manufacture and supply all consumables.

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 8, 2024, iMDx and Bio-Rad entered into a binding Memorandum of Understanding (the “Memorandum”) in connection with the Collaboration Agreement. The Memorandum establishes additional activities (described below) to be performed by iMDx and Bio-Rad prior to the commercial launch of the RUO Assays specifically related to pilot study sites outside the Territory (the “Pilot Sites”).

Pursuant to the Memorandum, iMDx (i) will setup commercialization of Pilot Sites to use the RUO Assays, (ii) may sell RUO Assays to Pilot Sites, (iii) will train and support the Pilot Sites on the use of the RUO Assays, and (iv) if iMDx receives any net sales from the sale of the RUO Assays to the Pilot Sites, then iMDx shall pay to Bio-Rad a royalty payment based on a percentage of such net sales under the terms and conditions of the Collaboration Agreement. In addition, pursuant to the Memorandum, Bio-Rad will evaluate commercialization efforts for the RUO Assays, which will include (i) supporting installation and training for Pilot Sites, and (ii) evaluating distribution of the RUO Assays to Pilot Sites. In May 2025, the Company sold its first RUO Assays to a Pilot Site (see Note 2, “Revenue Recognition – Kitted Products” for additional information).

For the six months ended June 30, 2025, the income statement amounts attributable to Bio-Rad transactions arising from the Collaboration Agreement, included research and development expenses, sales and marketing expenses, general and administrative expenses, and interest expense, and in the aggregate have not been significant. See Note 9, “Related Party Transactions – Bio-Rad Transactions” for additional information. Beginning in September 2024, the Company has capitalized certain inventory costs (see Note 2, “Inventories” for additional information).

11. Segment Reporting

The Company operates and reports its results in one reportable segment, on a consolidated basis. The Company reports segment information based on the management approach and organizes its business based on products and services. The management approach designates the internal reporting information regularly reviewed by the chief operating decision maker (the “CODM”) to make decisions about resources to be allocated to the segment and assess its performance as the basis for determining a company’s reportable segments. The Company’s CODM is the senior executive management team that includes the Chief Executive Officer and Chief Financial Officer. iMDx is an early-stage diagnostics technology company with core operations that include the research, development and commercialization of diagnostic tests. Currently, the Company’s revenues include Laboratory Services from its life sciences customers, including testing for biomarker discovery, assay design and development, clinical trial support, and a broad spectrum of biomarker tests, and to a lesser extent from Kitted Products and performing Laboratory Developed Test Services (see Note 2, “Revenue Recognition” for additional information). Additionally, the Company is primarily focused on developing and commercializing new diagnostic tests for medical use related to organ transplant and in the field of oncology, accordingly, extensive resources, time and expense will be required to complete the development and commercialization of those tests.

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company's single reportable segment profit or loss information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Laboratory Services	$494	$104	$2,632	$258
Laboratory Developed Test Services	—	—	—	22
Kitted Products	24	—	24	—
Total net revenues	518	104	2,656	280
Less:
Cost of revenues	147	15	933	107
Personnel-related expenses and board fees	3,136	2,698	6,164	5,514
Professional fees, legal, and outside services	1,074	963	2,354	2,128
Facilities and insurance	1,095	561	2,199	1,254
Laboratory supplies and expenses	557	555	1,013	802
Marketing and advertising	159	44	224	82
Travel and entertainment	259	175	454	246
Other segment items(1)	66	44	246	131
Segment loss from operations	(5,975)	(4,951)	(10,931)	(9,984)
Reconciliation of segment profit and loss:
Depreciation and amortization expenses	(559)	(326)	(1,050)	(661)
Stock-based compensation	(504)	(386)	(977)	(804)
Change in fair value of contingent consideration	(2,804)	1,031	(3,683)	(2,281)
Impairment loss on held for sale assets	—	—	—	(169)
Loss from operations	(9,842)	(4,632)	(16,641)	(13,899)
Interest expense	(25)	(8)	(54)	(23)
Other income, net	125	110	282	263
Income taxes	—	—	—	—
Net loss	$(9,742)	$(4,530)	$(16,413)	$(13,659)

(1)
Other segment items primarily includes delivery expenses, other business taxes, clinical trial expenses and severance costs.

The Company's revenues and long-lived tangible assets by geographic area are presented below. Revenues are based on the customer country of domicile. Assets are based on the location of held assets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Revenues by geographic area:
United States	$494	$67	$2,632	$89
Europe	24	—	24	—
United Kingdom	—	—	—	45
Asia-Pacific	—	37	—	146
Total net revenues	$518	$104	$2,656	$280

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2025	December 31, 2024
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$4,716	$5,543
Europe	1,356	611
United Kingdom	485	—
Asia-Pacific	116	170
Total	$6,673	$6,324

12. Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the consolidated financial statements were issued and determined that no events or transactions are required to be disclosed herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our consolidated financial statements for the three and six months ended June 30, 2025 and 2024 included elsewhere in this Report, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. These historical consolidated financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly under Risk Factors in this Report and those Risk Factors in Part I, Item 1A. of our most recent Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC. For additional information, refer to the section above entitled “Cautionary Note Regarding Forward-Looking Statements.”

Overview

Insight Molecular Diagnostics Inc., or iMDx, is a pioneering diagnostics technology company. Our mission is to democratize access to novel molecular diagnostic testing to improve patient outcomes.

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

Our primary near-term strategic market is organ transplant. Our molecular diagnostic tests are designed to help the industry to better address one of the leading challenges in the transplantation market – which is the body’s potential to reject the donor organ. We do this by detecting early evidence of graft organ damage in the blood through assessing a known biomarker known as donor-derived cell-free DNA. GraftAssureCore (Kidney), for example, can find donor kidney damage up to 11 months sooner than other protocols. GraftAssureCore is analytically and clinically validated in three major solid organ transplant types (kidney, liver and heart) by peer reviewed international publications. We received a positive coverage decision from MolDx for GraftAssureCore (Kidney) in August 2023, and it became commercially available for ordering in January 2024 through our CLIA-certified laboratory in Nashville, Tennessee. GraftAssureCore (Kidney) is now broadly available to transplant professionals upon request. In December 2024, we confirmed Medicare reimbursement for also monitoring certain high-risk patients, that is, those with newly developed donor-specific antibodies. In May 2025, we received another positive coverage decision, which boosted the reimbursement rate per result to $2,753 for GraftAssureCore.

In July 2024, we began to commercialize the technology underlying GraftAssureCore (Kidney) by distributing its sister product, GraftAssureIQ, which is intended to be sold and used for research purposes and is labeled as RUO. We expect to distribute our RUO production through a mix of direct sales, partnering and distribution agreements, and licensing. We have entered into a global strategic partnership agreement with Bio-Rad to collaborate in the development and the commercialization of RUO and IVD kitted transplant products for clinical use (see Note 10, “Collaborative Arrangements,” to our consolidated financial statements included elsewhere in this Report for additional information). In May 2025, we sold our first GraftAssureIQ kits to a research laboratory customer (see Note 2, “Revenue Recognition – Kitted Products” to our consolidated financial statements included elsewhere in this Report for additional information).

Under strict regulatory rules, our kitted tests may not be used in a clinical treatment setting until they have attained marketing authorization from the Food and Drug Administration (“FDA”) in the U.S. and In Vitro Diagnostic Medical Devices Regulation approval in the European Union. As such, we are working with these regulatory bodies to attain such clearance and approval, as applicable, supporting future distribution and higher sales of our products for clinical use. We have started a clinical trial in conjunction with our IVD submission in 2025, supporting our transplant products.

We also have a services lab, certified under the CLIA and accredited by the College of American Pathologists, in Nashville, Tennessee, and a research and development lab in Göttingen, Germany. Our innovation centers in Nashville and Germany employ world-renowned research scientists who, we believe, are leaders in their fields.

Our secondary strategic market is in the field of oncology – namely through diagnostic tests that can measure and predict which patients will best respond to certain types of therapies, as well as provide efficacy monitoring for therapies. For example, we are continuing to develop DetermaIO, a test with promising data supporting its potential to help identify patients likely to respond to checkpoint inhibitor drugs. This new class of drugs modulate the immune response and show activity in multiple solid tumor types including non-small cell lung cancer and triple negative breast cancer. A kitted research product format of the underlying technology began proof-of-concept development in 2023. The application of immunotherapy is a global problem, and thus we expect partnering opportunities for each of our products as they reach clinical maturity. We expect to begin commercializing our oncology product line, which includes DetermaIO, over the next 9 months.

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

We also perform other assay development and clinical testing services for life sciences and biotechnology companies through our Laboratory Services operations.

We believe that the experience of our team with diverse technologies through our Laboratory Services activities, strong scientific integrity regarding evidence generation and innovation mentality, alongside our flexibility in operations and regulatory strategy, will drive our success, differentiate us from our competition, and are foundational to our future. We are focusing on executing the technology priorities discussed herein, which have evolved to reflect our operations and strategic vision.

Recent Developments

February 2025 Offering

On February 10, 2025, we consummated a private placement of our securities to certain accredited investors for the issuance and sale of 7,536,706 shares of our common stock and pre-funded warrants to purchase 3,069,926 shares of our common stock, with an exercise price of $0.0001 per share. The purchase price for one common share was $2.05, and the purchase price for one pre-funded warrant was $2.05. Further, on February 10, 2025, we consummated a registered direct offering of our securities to certain investors for the issuance and sale of 3,609,755 shares of our common stock, priced at-the-market under the rules of the Nasdaq. The purchase price for one common share was $2.05. The aggregate gross proceeds from the February 2025 Offering were approximately $29.1 million. After deducting offering expenses of $487,000, the resulting net proceeds were approximately $28.7 million. See Note 7, “Common Stock – February 2025 Offering,” to our consolidated financial statements included elsewhere in this Report for additional information.

Renaming and Relocation of Principal Executive Office

In June 2025, we changed our name from “Oncocyte Corporation” to “Insight Molecular Diagnostics Inc.” Our new trading symbol “IMDX” became effective on the Nasdaq on June 18, 2025. In addition, in June 2025, we moved our headquarters from Irvine, California, to Nashville, Tennessee, home to our CLIA certified lab and a growing hub for healthcare innovation. On June 13, 2025, we amended and restated our Second Amended and Restated Bylaws solely to reflect the name change.

Results of Operations

Summary Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Net revenue	$518	$104	$414	398%	$2,656	$280	$2,376	849%
Cost of revenues	168	32	136	425%	974	141	833	591%
Cost of revenues – amortization of acquired intangibles	—	22	(22)	(100)%	7	44	(37)	(84)%
Research and development	3,281	2,453	828	34%	6,205	4,765	1,440	30%
Sales and marketing	1,460	853	607	71%	2,666	1,699	967	57%
General and administrative	2,647	2,407	240	10%	5,762	5,080	682	13%
Change in fair value of contingent consideration	2,804	(1,031)	3,835	(372)%	3,683	2,281	1,402	61%
Impairment loss on held for sale assets	—	—	—	—	—	169	(169)	(100)%
Loss from operations	(9,842)	(4,632)	(5,210)	112%	(16,641)	(13,899)	(2,742)	20%
Total other income, net	100	102	(2)	(2)%	228	240	(12)	(5)%
Loss before income taxes	(9,742)	(4,530)	(5,212)	115%	(16,413)	(13,659)	(2,754)	20%
Income taxes	—	—	—	—	—	—	—	—
Net loss	$(9,742)	$(4,530)	$(5,212)	115%	$(16,413)	$(13,659)	$(2,754)	20%

Results of Operations – Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024

Total net revenue increased to $518,000 for the three months ended June 30, 2025, compared to $104,000 in the comparable prior period primarily from Laboratory Services as further discussed below. Future Laboratory Services revenue is expected to be impacted as a result of our shift in strategic focus on commercializing our transplant kitted tests, and deploying our sales personnel toward signing new research laboratory customers.

Net loss was $9.7 million for the three months ended June 30, 2025, compared to $4.5 million for the comparable prior period. Net loss increased by $5.2 million primarily due to the change in fair value of contingent consideration and increases in operating expenses, which were partially offset by increased Laboratory Services revenue. Further details related to the increased net loss are as follows:

•
Laboratory Services revenue increased by $390,000. We earned Laboratory Services revenue primarily from one existing customer in the amount of approximately $493,000 during the second quarter of 2025. In addition, we earned our first Kitted Products revenue in the amount of approximately $24,000 during the second quarter of 2025. See below for additional revenue information.
•
Cost of revenues increased by $136,000, primarily related to labor and allocated overhead associated with performing our Laboratory Services. See below for additional cost of revenue information.
•
Cost of revenues - amortization of acquired intangibles decreased by $22,000. This relates to noncash amortization of our customer relationship intangible assets acquired as part of our merger with IGI, which became fully amortized in the first quarter of 2025.
•
Research and development expenses increased by $828,000, as we continue development of GraftAssureCore, GraftAsssureIQ, GraftAssureDx, DetermaIO and DetermaCNI. The main drivers of the increase were facilities and insurance costs, and professional fees, partially offset by personnel-related expenses. See below for additional details.

•
Sales and marketing expenses increased by $607,000, primarily attributable to continued ramp up in sales, marketing and advertising activities related to the transplant business, as well as supporting the commercialization efforts within oncology. The main drivers of the increase were personnel-related expenses, depreciation and amortization, and marketing and advertising. See below for additional details.
•
General and administrative expenses increased by $240,000, primarily due to increases in personnel-related expenses and board fees, and stock-based compensation, partially offset by professional fees. See below for additional details.
•
Change in fair value of contingent consideration was a loss of $2.8 million in the second quarter of 2025 compared to a gain of $1.0 million in 2024. This change was due to changes in the fair value model inputs and revised estimates on if and when future payouts will occur. See below for additional information.
•
Total other income, net decreased by $2,000, primarily due to additional interest expense related to our financing leases. See below for additional details.

Results of Operations – Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024

Total net revenue increased to $2.7 million for the six months ended June 30, 2025, compared to $280,000 in the comparable prior period primarily from Laboratory Services as further discussed below. Future Laboratory Services revenue is expected to be impacted as a result of our shift in strategic focus on commercializing our transplant kitted tests, and deploying our sales personnel toward signing new research laboratory customers.

Net loss was $16.4 million for the six months ended June 30, 2025, compared to $13.7 million for the comparable prior period. Net loss increased by $2.8 million primarily due to increases in operating expenses and the change in fair value of contingent consideration, which were partially offset by increased Laboratory Services revenue. Further details related to the increased net loss are as follows:

•
Laboratory Services revenue increased by $2.4 million. We earned Laboratory Services revenue primarily from one existing customer in the amount of approximately $2.6 million during 2025. In addition, we earned our first Kitted Products revenue in the amount of approximately $24,000 during 2025. See below for additional revenue information.
•
Cost of revenues increased by $833,000, primarily related to labor and allocated overhead associated with performing our Laboratory Services. See below for additional cost of revenue information.
•
Cost of revenues - amortization of acquired intangibles decreased by $37,000. This relates to noncash amortization of our customer relationship intangible assets acquired as part of our merger with IGI, which became fully amortized in the first quarter of 2025.
•
Research and development expenses increased by $1.4 million, as we continue development of GraftAssureCore, GraftAsssureIQ, GraftAssureDx, DetermaIO and DetermaCNI. The main drivers of the increase were facilities and insurance costs, professional fees, and laboratory costs, partially offset by personnel-related expenses. See below for additional details.
•
Sales and marketing expenses increased by $967,000, primarily attributable to continued ramp up in sales, marketing and advertising activities related to the transplant business, as well as supporting the commercialization efforts within oncology. The main drivers of the increase were personnel-related expenses, depreciation and amortization, marketing and advertising, and travel and entertainment. See below for additional details.
•
General and administrative expenses increased by $682,000, primarily due to increases in personnel-related expenses and board fees, and stock-based compensation, partially offset by facilities and insurance, and other expenses. See below for additional details.
•
Change in fair value of contingent consideration was a loss of $3.7 million in 2025 compared to a loss of $2.3 million in 2024. This change was due to changes in the fair value model inputs and revised estimates on if and when future payouts will occur. See below for additional information.
•
Impairment loss on held for sale assets in 2024 relates to various agreements to sell laboratory equipment and the subsequent fair value adjustments. See Note 2, “Assets Held for Sale,” to our consolidated financial statements included elsewhere in this Report for additional information.
•
Total other income, net decreased by $12,000, primarily due to additional interest expense related to our financing leases. See below for additional details.

Revenues

The following table shows our revenues by type:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Laboratory Services	$494	$104	$390	375%	$2,632	$258	$2,374	920%
Laboratory Developed Test Services	—	—	—	—	—	22	(22)	(100)%
Kitted Products	24	—	24	100%	24	—	24	100%
Total	$518	$104	$414	398%	$2,656	$280	$2,376	849%

Laboratory Services are generally performed on a time and materials basis. Upon our completion of the service to the customer in accordance with the contract, we have the right to bill the customer for the agreed upon price (either on a per test or per deliverable basis) and recognize the Laboratory Services revenue at that time, on an accrual basis. Laboratory Services revenues are generated under discrete agreements for particular customer projects that generally expire with the completion or termination of the customer’s project. Accordingly, different customers may account for greater or lesser portions of Laboratory Services during different accounting periods, and Laboratory Services revenues may exhibit a larger variance from accounting period to accounting period than other revenues. Refer to Note 2, “Revenue Recognition – Laboratory Services” and “Disaggregation of Revenues and Concentrations of Credit Risk,” to our consolidated financial statements included elsewhere in this Report for additional information.

Laboratory Developed Test Services generally related to payments received from sales prior to the Razor Sale Transaction (see Note 2, “Investments in Privately Held Companies,” to our consolidated financial statements included elsewhere in this Report). We generated revenue from performing DetermaRx tests on clinical samples through orders received from physicians, hospitals, and other healthcare providers. For all payers other than Medicare, we needed to consider the novelty of the test, the uncertainty of receiving payment, or being subject to claims for a refund, from payers with whom it does not have a sufficient payment collection history or contractual reimbursement agreements. Accordingly, for those payers, we recognized revenue upon payment. See Note 2, “Revenue Recognition – Laboratory Developed Test Services,” to our consolidated financial statements included elsewhere in this Report for additional information.

Kitted Products include our GraftAssureIQ RUO kitted tests sold to research laboratory customers, which are clearly labeled and intended for research purposes. GraftAssureIQ is a transplant monitoring assay to measure the donor-derived cell-free DNA molecular biomarker. Refer to Note 2, “Revenue Recognition – Kitted Products,” to our consolidated financial statements included elsewhere in this Report for additional information.

Cost of Revenues

Cost of revenues generally consists of cost of materials, direct labor including payroll, payroll taxes, bonus, benefit and stock-based compensation, equipment and infrastructure expenses, clinical sample costs associated with performing Laboratory Services, and amortization of acquired intangible assets. Infrastructure expenses include depreciation of laboratory equipment, allocated rent costs and leasehold improvements. Cost of revenues for Laboratory Services varies depending on the nature, timing, and scope of customer projects.

Research and Development Expenses

A summary of the main drivers of the change in research and development expenses is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses	$1,139	$1,197	$(58)	(5)%	$2,162	$2,382	$(220)	(9)%
Depreciation and amortization	324	235	89	38%	608	472	136	29%
Stock-based compensation	173	202	(29)	(14)%	368	409	(41)	(10)%
Laboratory supplies and expenses	557	555	2	0%	1,013	802	211	26%
Facilities and insurance	685	194	491	253%	1,345	380	965	254%
Professional fees, legal, and outside services	368	35	333	951%	575	269	306	114%
Travel and entertainment	24	26	(2)	(8)%	41	33	8	24%
Severance	—	—	—	—	83	—	83	100%
Other	4	7	(3)	(43)%	(2)	16	(18)	(113)%
Clinical trials	7	2	5	250%	12	2	10	500%
Total	$3,281	$2,453	$828	34%	$6,205	$4,765	$1,440	30%
% of Net Revenue	633%	2359%		(1725)%	234%	1702%		(1468)%

We expect to continue to incur a significant amount of research and development expenses for the foreseeable future. We will continue development of GraftAssureCore, GraftAssureIQ, GraftAssureDx, DetermaIO and DetermaCNI. Our future research and development efforts and expenses will also depend on the amount of capital that we are able to raise to finance those activities and whether we acquire rights to any new diagnostic tests. A portion of our costs for leasing and operating our CLIA-certified laboratory in Tennessee, and in Germany with Chronix, will also be included in research and development expenses to the extent allocated to the development of our diagnostic tests.

We intend to pursue a clinical trial in conjunction with our IVD submission in 2025, supporting our transplant products. We also may commence clinical trials of DetermaIO if we develop that diagnostic test to the point where we determine that its use as a clinical diagnostic appears to be feasible.

Sales and Marketing Expenses

A summary of the main drivers of the change in sales and marketing expenses is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses	$770	$600	$170	28%	$1,534	$1,215	$319	26%
Depreciation and amortization	145	1	144	100%	255	1	254	100%
Stock-based compensation	42	41	1	2%	80	83	(3)	(4)%
Facilities and insurance	82	17	65	382%	109	49	60	122%
Professional fees, legal, and outside services	49	48	1	2%	77	121	(44)	(36)%
Marketing and advertising	159	44	115	261%	224	82	142	173%
Travel and entertainment	168	100	68	68%	284	142	142	100%
Other	45	2	43	2150%	103	6	97	1617%
Total	$1,460	$853	$607	71%	$2,666	$1,699	$967	57%
% of Net Revenue	282%	820%		(538)%	100%	607%		(506)%

We expect to continue to incur sales and marketing expenses during the foreseeable future as we complete product development and begin commercialization efforts for DetermaIO as a clinical test. Sales and marketing expenses will also increase as we continue to commercialize GraftAssureIQ and if we successfully develop and begin commercializing GraftAssureCore, GraftAssureDx and DetermaCNI, or if we acquire and commercialize other diagnostic tests. Our commercialization efforts and expenses will also depend on the amount of capital that we are able to raise to finance commercialization of our tests. Our future expenditures on sales and marketing will also depend on the amount of revenue that those efforts are likely to generate. Because physicians are more likely to prescribe a test for their patients if the cost is covered by Medicare or health insurance, demand for our diagnostic and other tests and our expenditures on sales and marketing are likely to increase if our diagnostic or other tests qualify for reimbursement by Medicare or private health insurance companies.

General and Administrative Expenses

A summary of the main drivers of the change in general and administrative expenses is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses and board fees	$1,227	$901	$326	36%	$2,468	$1,917	$551	29%
Depreciation and amortization	70	51	19	37%	140	110	30	27%
Stock-based compensation	289	147	142	97%	529	314	215	68%
Facilities and insurance	328	350	(22)	(6)%	745	825	(80)	(10)%
Professional fees, legal, and outside services	657	880	(223)	(25)%	1,702	1,738	(36)	(2)%
Travel and entertainment	67	49	18	37%	129	71	58	82%
Other	9	29	(20)	(69)%	49	105	(56)	(53)%
Total	$2,647	$2,407	$240	10%	$5,762	$5,080	$682	13%
% of Net Revenue	511%	2314%		(1803)%	217%	1814%		(1597)%

Change in Fair Value of Contingent Consideration

We will pay contingent consideration if various payment milestones are triggered under the merger agreements through which we acquired IGI and Chronix. See Note 3 to our consolidated financial statements included elsewhere in this Report. Changes in the fair value of the contingent consideration will be based on our reassessment of the key assumptions underlying the determination of this liability as changes in circumstances and conditions occur from the IGI and Chronix acquisition dates to the reporting periods being presented, with the subsequent changes in fair value recorded as part of our consolidated results from operations for such periods.

Other Income and Expenses

Other income and expenses are primarily comprised of interest income and expense. Interest income is earned from money market funds we hold for capital preservation. Interest expense was incurred from our financing lease obligations (see Note 6 to our consolidated financial statements included elsewhere in this Report) and insurance financing activity.

Income Taxes

We did not record any provision or benefit for income taxes for the three and six months ended June 30, 2025 and 2024, as we had a full valuation allowance for the periods presented. See Note 2 to our consolidated financial statements included elsewhere in this Report.

A valuation allowance is provided when it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from our net operating loss carry-forwards and other deferred tax assets.

Inflation

Although historically not significant to our results of operations, financial condition and cash flows, we may experience inflationary pressures, primarily in personnel costs, with certain laboratory supplies, from inventory costs related to certain raw materials, and with essential vendors, including audit fees and regulatory consultants. The extent of any future impacts from inflation on our business and our results of operations will be dependent upon how long elevated inflation levels persist and the extent to which the rate of inflation were to increase, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, the purchasing power of our cash and cash equivalents may be diminished, our expenses could increase faster than anticipated and we may utilize our capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which we operate, our payers may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts. As such, the effects of inflation may adversely impact our results of operations, financial condition and cash flows. Refer to Note 1, “Business Risks,” to our consolidated financial statements included elsewhere in this Report for additional information about the risks that may impact our business.

Liquidity and Capital Resources

Our foreseeable material cash requirements as of June 30, 2025, are recognized as liabilities or generally are otherwise described in Note 6, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Report. Our cash requirements are generally derived from our operating and investing activities including expenditures for working capital, human capital, equipment purchases, business development, investments in intellectual property, and business combinations. Our office lease obligations (net of sublease payments) and financing lease obligations, and contingent consideration obligations are further described in Note 6 and Note 3, respectively, to our consolidated financial statements included elsewhere in this Report. Historically, we have not entered into any off-balance sheet arrangements. As of June 30, 2025 and December 31, 2024, we had unrecognized tax benefits totaling $1.1 million (see Note 2, “Income Taxes,” to our consolidated financial statements included elsewhere in this Report).

Since formation, we have financed our operations primarily through the sale of our common stock, preferred stock and common stock warrants (see Note 7 to our consolidated financial statements included elsewhere in this Report). We have incurred operating losses and negative operating cash flows since inception and had an accumulated deficit of $367.0 million as of June 30, 2025. At June 30, 2025, we had $24.3 million of cash and cash equivalents. Management anticipates that we may continue to incur operating losses and negative operating cash flows for the near future. Although it is difficult to predict our liquidity requirements, based on the going concern evaluation discussed in Note 1 to our consolidated financial statements included elsewhere in this Report, management believes that it will have sufficient cash to meet its projected operating requirements for at least the next twelve months following the issuance of these consolidated financial statements.

On February 10, 2025, we consummated the February 2025 Offering. The aggregate gross proceeds from the February 2025 Offering were approximately $29.1 million. After deducting offering expenses payable of $487,000, the resulting net proceeds were approximately $28.7 million. See Note 7, “Common Stock – February 2025 Offering,” to our consolidated financial statements included elsewhere in this Report for additional information.

Our remaining restricted cash balance in the amount of $1.7 million as of June 30, 2025 relates to a bank letter of credit required under our Irvine office lease. Commencing on July 1, 2025 and continuing on the first day of each calendar month thereafter, the letter of credit will be reduced by an amount equal to $60,714.29 on each such date, until the letter of credit is fully reduced, after which the letter of credit arrangement will terminate and iMDx will have no further obligation to maintain or deliver the letter of credit. See Note 6, “Office and Facilities Leases – Irvine Office Lease,” to our consolidated financial statements included elsewhere in this Report for additional information.

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

On April 5, 2024, we entered into a global strategic partnership agreement with Bio-Rad to collaborate in the development and the commercialization of RUO and IVD kitted transplant products using Bio-Rad’s ddPCR instruments and reagents, pursuant to which we are dependent on Bio-Rad with respect to many of our ongoing operations and future target performance. On November 8, 2024, iMDx and Bio-Rad entered into a memorandum of understanding with respect to such agreement to establish additional activities to be performed by each party pursuant to such agreement. We continue to have a concentration in the volume of business transacted with Bio-Rad. For more information regarding our transactions and business with Bio-Rad, see Note 9, “Related Party Transactions – Bio-Rad Transactions” and Note 10, “Collaborative Arrangements,” to our consolidated financial statements included elsewhere in this Report.

In addition to sales and marketing expenses, we will incur expenses from leasing and improving our offices and laboratory facilities in Nashville, Tennessee and Göttingen, Germany. In January 2024, we expanded our Nashville facility by adding one new office lease and renewing and extending our existing leases. During 2024, we added five financing leases for laboratory equipment and we purchased two laboratory machines to be used in our operations. In 2025, we have added one financing lease for laboratory equipment and we purchased four laboratory machines to be used in our operations. See Note 6, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Report for additional leasing information.

We may need to meet significant cash payment or stock obligations to former IGI and Chronix shareholders in connection with our acquisition of those companies, as disclosed in Note 3 to the consolidated financial statements included elsewhere in this Report. To meet the future cash payment obligations, we may have to utilize cash on hand that would otherwise be available to us for other business and operational purposes, which could cause us to delay or reduce activities in the development and commercialization of our tests.

We will need to continue to raise additional capital to finance our operations, including the development and commercialization of our diagnostic tests, and making payments that may become due under our obligations to former Chronix shareholders and former IGI shareholders, until such time as we are able to generate sufficient revenues to cover our operating expenses. Delays in our collaborative arrangement for the development and the commercialization of RUO and IVD kitted transplant products, or delays in obtaining regulatory approval to distribute our products for clinical use, or delays in the development of, or in obtaining reimbursement coverage from Medicare for DetermaIO and other future laboratory tests that we may develop or acquire, could prevent us from raising sufficient additional capital to finance the completion of development and commercial launch of those tests. Investors may be reluctant to provide us with capital until our tests are approved for reimbursement by Medicare or reimbursement by private healthcare insurers or healthcare providers, or until we begin generating significant amounts of revenue from selling and performing those tests.

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

Cash Flow from Operating Activities

During the six months ended June 30, 2025, our total research and development expenses were $6.2 million, our sales and marketing expenses were $2.7 million, and our general and administrative expenses were $5.8 million. We also incurred $981,000 in total cost of revenues, including $7,000 for amortization of intangible assets. Net loss for the period was $16.4 million, and our net cash used in operating activities amounted to $12.1 million. Our cash used in operating activities during 2025 did not include the following noncash items: $1.1 million in depreciation and amortization expenses, $977,000 in stock-based compensation, $88,000 in other equity compensation expenses, and a $3.7 million loss from the change in fair value of contingent consideration. Net changes in operating assets and liabilities for the period were $1.5 million as an additional use of cash.

During the six months ended June 30, 2024, our total research and development expenses were $4.8 million, our sales and marketing expenses were $1.7 million, and our general and administrative expenses were $5.1 million. We also incurred $185,000 in total cost of revenues, including $44,000 for amortization of intangible expenses. Net loss for the period was $13.7 million, and our net cash used in operating activities amounted to $9.8 million. Our cash used in operating activities during 2024 did not include the following noncash items: $661,000 in depreciation and amortization expenses, $804,000 in stock-based compensation, $96,000 in other equity compensation expenses, $2.3 million loss from the change in fair value of contingent consideration, and a $169,000 impairment loss on held for sale assets. Net changes in operating assets and liabilities for the period were $160,000 as an additional use of cash.

Cash Flow from Investing Activities

During the six months ended June 30, 2025, net cash used in investing activities was $656,000 from cash paid for construction in progress and purchases of machinery and equipment.

During the six months ended June 30, 2024, net cash used in investing activities was $215,000 from cash paid for construction in progress and purchases of machinery and equipment.

Cash Flow from Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities was $28.4 million from $28.7 million of net cash proceeds from the February 2025 Offering, partially offset by repayments of financing lease obligations of $212,000.

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

The fair value of contingent consideration after the acquisition date is reassessed by us as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in our consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities and, accordingly, the resulting gain or loss that we record in our consolidated financial statements. During the six months ended June 30, 2025 and 2024, we recorded losses of $3.7 million and $2.3 million, respectively, related to the fair value of contingent consideration. As of June 30, 2025 and December 31, 2024, total contingent consideration liabilities were $41.6 million and $37.9 million, respectively. For additional information, refer to Note 3 to our consolidated financial statements included elsewhere in this Report.

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

During the fourth quarter of 2024, the IPR&D balances were reassessed using the MPEEM approach and the results of the valuations noted that the carrying values of certain oncology related IPR&D intangible assets were greater than the fair market values. We recorded a total impairment of $41.9 million during the year ended December 31, 2024. We have recorded no such impairments during 2025. For additional information, refer to Note 5 to our consolidated financial statements included elsewhere in this Report.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, which consists primarily of right-of-use assets, machinery and equipment, and finite-lived intangible assets, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. When such events or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount, we recognize an impairment based on the fair value of such assets. During the six months ended June 30, 2024, we recognized an impairment loss on held for sale assets of $169,000 million. We have recorded no such impairments during 2025. For additional information, refer to Note 2, “Assets Held for Sale,” to our consolidated financial statements included elsewhere in this Report.

Revenue Recognition and Allowance for Credit Losses

Laboratory Services

Laboratory Services are generally performed under individual SOW arrangements or license agreements (together with SOW the “Laboratory Services Agreements”) with specific deliverables defined by the customer. Laboratory Services are performed on a (i) time and materials basis or (ii) per test completed basis. Upon completion of the service to the customer in accordance with a Laboratory Services Agreement, we have the right to bill the customer for the agreed upon price (either on a per test or per deliverable basis) and recognize Laboratory Service revenue at that time. Depending on the Laboratory Services Agreement, we may identify each sale of our Laboratory Services offering as a single performance obligation, or we may identify the processing of test samples as a separate performance obligation (considered a series) within license agreements with customers. Completion of the service and satisfaction of the performance obligation is typically evidenced by access to the report or test made available to the customer or any other form or applicable manner of delivery defined in the Laboratory Services Agreements. However, for certain SOWs under which work is performed pursuant to the customer’s highly customized specifications, we have the enforceable right to bill the customer for work completed, rather than upon completion of the SOW. For those SOWs, we recognize revenue over a period during which the work is performed using a formula that accounts for expended efforts, generally measured in labor hours, as a percentage of total estimated efforts for the completion of the SOW. As performance obligations are satisfied under the Laboratory Services Agreements, any amounts earned as revenue and billed to the customer are included in accounts receivable.

We establish an allowance for credit losses based on the evaluation of the collectability of its Laboratory Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial condition, reasonable and supportable forecast that affect the collectability of the reported amount, and historical experience. We continuously monitor collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the credit loss reserve accounts. As of June 30, 2025 and December 31, 2024, we had an allowance for credit losses of $5,000 and $16,000, respectively, related to Laboratory Services.

Stock-Based Compensation

We recognize compensation expense related to share-based payment awards made to employees, board directors and other non-employees based on estimated fair values. We estimate the fair value of stock-based payment awards on the grant date and recognize the resulting fair value over the requisite service period on a straight-line basis. For stock-based awards that vest only upon the attainment of one or more performance goals, compensation cost is recognized if and when we determine that it is probable that the performance condition or conditions will be, or have been, achieved. For grants with market-based and time-based vesting conditions, the fair value is estimated using the Monte Carlo simulation model, which includes the estimated period to achievement of the performance and market conditions, which are subject to the achievement of the market-based goals established by us and continued employment. We utilize the Black-Scholes option pricing model for determining the fair value of standard time-based stock options. Our determination of fair value of share-based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. We estimate the expected volatility using our own stock price volatility for a period equal to the expected term of the options. The expected term of options granted is based on our own experience. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. Key inputs and assumptions may change as we continue to develop our Company estimates, experience and key inputs including our expected term, and stock price volatility based on the trading history of our stock in the public market. Changes in these subjective assumptions can materially affect the estimated value of equity grants and the stock-based compensation that we record in our consolidated financial statements. During the six months ended June 30, 2025 and 2024, we recognized total stock-based compensation of $977,000 and $804,000, respectively. For additional information, refer to Note 8 to our consolidated financial statements included elsewhere in this Report.

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

If we decide to develop IVDs, we will need to obtain regulatory clearance or approval to market each IVD test. Additionally, while we believe our tests qualify as LDTs, if the FDA determines otherwise, our products will likely need to be withdrawn from the market until receiving pre-market authorization, such as 510(k) clearance or a Premarket Approval, before re-entering the market. This means that:

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

Our ability to commercialize our products is dependent on our ability to increase our tests reimbursed by Medicare, and the loss of, or a significant reduction in, reimbursement from Medicare or the CMS would have a material adverse impact on our business.

Our primary near-term strategic market is organ transplant. We received a positive coverage decision from MolDx for GraftAssureCore (Kidney) in August of 2023, and it became commercially available for ordering in January 2024.

In December 2024, we confirmed Medicare reimbursement for also monitoring certain high-risk patients, that is, those with newly developed donor-specific antibodies. However, we may not be able to maintain or increase our tests reimbursed by Medicare for a variety of reasons, including changes in reimbursement practices, general policy shifts, or reductions in reimbursement amounts. We cannot predict whether Medicare reimbursements will continue at the same payment amount or with the same breadth of coverage in the future, if at all.

For diagnostics tests, Medicare or CMS reimbursement approval is critical. CMS relies on a network of Medicare Administrative Contractors (“MACs”) to make a LCD approving a test for reimbursement. The MolDx Program was developed by Palmetto GBA (the previous MAC for California) to identify and establish coverage and reimbursement for molecular diagnostics tests. The program has developed guidelines for the level of evidence of efficacy required to be obtained through clinical trials. Palmetto, which contracted with CMS to administer the MolDx, issues LCDs that affect coverage, coding, and billing of many molecular tests and the current MAC for California, Noridian Healthcare Solutions, LLC, has adopted the coverage policies from Palmetto. MACs also serve as the primary operational contact between the Medicare Fee-For-Service program, for paying Medicare claims, and approximately 1.5 million health care providers enrolled in the program. Delays in obtaining MAC approval, or any changes made related to any favorable LCDs, could have a material adverse impact on our business.

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

On July 17, 2025, several MolDx MACs published a new “MolDX: Molecular Testing for Solid Organ Allograft Rejection” draft LCD (L38671), that, if adopted, would revise the existing foundational LCD, “MolDX: Molecular Testing for Solid Organ Allograft Rejection” (L38568 and L38629). In the draft LCD, surveillance use is explicitly contemplated and MolDx proposes capping the number of surveillance tests for kidney in year-one at four and subsequent years at two per year, and year-one tests for heart and lung would be capped at 12 tests per year. The comment period will run from July 17, 2025 through August 31, 2025 and an open meeting will be held August 25, 2025.

If future reimbursement price levels are less than the current price, our revenues and our ability to achieve profitability could be impaired, and the market price of our common stock could decline. We may also not be able to maintain or increase the portion of our tests reimbursed by Medicare for a variety of other reasons, including changes in reimbursement practices and general policy shifts.

We cannot predict whether Noridian or any future MAC will continue to provide reimbursement for GraftAssureCore (Kidney) at the same payment amount or with the same breadth of coverage in the future, if at all. Additional changes in the MAC processing Medicare claims for GraftAssureCore (Kidney) could impact the coverage or payment amount for our tests and our ability to obtain Medicare coverage for any products we may launch in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On April 24, 2025, we issued to PCG Advisory, Inc. 10,620 shares of our common stock (the “PCG Shares”). On April 24, 2025, May 27, 2025, June 24, 2025 and July 24, 2025, we granted 2,360 shares, 2,462 shares, 2,319 shares and 2,703 shares, respectively, to LifeSci Advisors, LLC (the “LifeSci Shares”). The PCG Shares and the LifeSci Shares were issued without registration under the Securities Act in reliance on the exemption from registration under Section 4(a)(2).

Repurchases

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.
(b)
None.
(c)
None.

Item 6. Exhibits.

Exhibit Numbers	Exhibit Description

3.1

Certificate of Ownership, as filed with the Secretary of State of the State of California on June 13, 2025 (incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2025)

3.2

Third Amended and Restated Bylaws of Insight Molecular Diagnostics Inc.(incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2025)

4.1	Form of Pre-Funded Warrant (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2025)

10.1

Amendment to and Waiver of Right to Extend Original Lease, dated as of December 26, 2024, effective as of January 2, 2025, by and among Insight Molecular Diagnostics Inc., Induce Biologics USA, Inc. and Cushing Ventures, LLC (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2025)

10.2+

Securities Purchase Agreement, dated February 7, 2025, by and among the Company and the investors signatory thereto (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2025)

10.3+

Securities Purchase Agreement, dated February 7, 2025, by and among the Company and the investors signatory thereto (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2025)

31.1*

Certification of the Principal Executive Officer of Insight Molecular Diagnostics Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of the Principal Financial Officer of Insight Molecular Diagnostics Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002

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

* Filed herewith

** The certifications attached as Exhibit 32.1 that accompany this Report are not deemed filed with the SEC and are not to be incorporated by reference into any filing of iMDx under the Securities Act, or the Exchange Act, whether made before or after the date of this Report, regardless of any general incorporation language contained in any filing.

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

Date: August 11, 2025	/s/ Joshua Riggs
Joshua Riggs
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2025	/s/ Andrea James
Andrea James
Chief Financial Officer (Principal Financial Officer)