Form 10-Q
period 2025-09-30
Insight Molecular Diagnostics Inc.
filed 2025-11-10
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 001-37648

Insight Molecular Diagnostics Inc.

(Exact name of registrant as specified in its charter)

California	27-1041563
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2 International Plaza Dr., Suite 510

Nashville, Tennessee 37217

(Address of principal executive offices) (Zip Code)

(615) 255-8880

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

The number of shares of issuer's common stock, no par value, outstanding as of November 3, 2025 was 28,664,437.

INSIGHT MOLECULAR DIAGNOSTICS INC.

For the quarterly period ended September 30, 2025

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
•
our intellectual property position;
•
our ability to continue as a going concern;
•
our dependency on our collaboration with Bio-Rad Laboratories, Inc. for the development and commercialization of products;
•
the impact of government laws and regulations, including the impact of a prolonged government shutdown; and
•
our competitive position.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT MOLECULAR DIAGNOSTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,692	$8,636
Accounts receivable, net of allowance for credit losses of $3 and $16, respectively	258	1,613
Inventories	471	410
Deferred financing costs	—	279
Restricted cash, current	729	—
Prepaid expenses and other current assets	1,239	821
Total current assets	21,389	11,759
NONCURRENT ASSETS
Right-of-use and financing lease assets, net	2,340	2,757
Machinery and equipment, net, and construction in progress	4,147	3,567
Intangible assets, net	14,600	14,607
Restricted cash, noncurrent	789	1,700
Other noncurrent assets	672	691
TOTAL ASSETS	$43,937	$35,081

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,056	$2,279
Accrued compensation	2,228	1,939
Accrued royalties	1,120	1,116
Accrued expenses and other current liabilities	602	418
Right-of-use and financing lease liabilities, current	1,598	1,295
Contingent consideration liabilities, current	1,056	228
Total current liabilities	7,660	7,275
NONCURRENT LIABILITIES
Right-of-use and financing lease liabilities, noncurrent	1,529	2,369
Contingent consideration liabilities, noncurrent	43,944	37,711
TOTAL LIABILITIES	53,133	47,355

Commitments and contingencies (Note 6)

SHAREHOLDERS’ DEFICIT
Preferred stock, no par value, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 230,000 shares authorized; 28,625 and 17,453 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	368,524	338,244
Accumulated other comprehensive income	86	21
Accumulated deficit	(377,806)	(350,539)
Total shareholders’ deficit	(9,196)	(12,274)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$43,937	$35,081

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT MOLECULAR DIAGNOSTICS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$260	$115	$2,916	$395

Cost of revenues	121	43	1,107	184
Cost of revenues – amortization of acquired intangibles	—	22	7	66
Gross profit	139	50	1,802	145

Operating expenses:
Research and development	3,878	2,817	10,071	7,582
Sales and marketing	1,386	1,043	4,052	2,742
General and administrative	2,545	2,565	8,307	7,645
Change in fair value of contingent consideration	3,378	7,140	7,061	9,421
Impairment loss on held for sale assets	—	—	—	169
Total operating expenses	11,187	13,565	29,491	27,559

Loss from operations	(11,048)	(13,515)	(27,689)	(27,414)

Other (expenses) income:
Interest expense	(29)	(31)	(83)	(54)
Other income, net	223	53	505	316
Total other income, net	194	22	422	262

Loss before income taxes	(10,854)	(13,493)	(27,267)	(27,152)

Income taxes	—	—	—	—

Net loss	$(10,854)	$(13,493)	$(27,267)	$(27,152)

Net loss per share (Note 2):
Net loss attributable to common stockholders - basic and diluted	$(10,854)	$(13,493)	$(27,267)	$(27,415)
Net loss attributable to common stockholders per share - basic and diluted	$(0.34)	$(0.98)	$(0.91)	$(2.36)

Weighted average shares outstanding - basic and diluted	32,033	13,714	29,940	11,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT MOLECULAR DIAGNOSTICS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(10,854)	$(13,493)	$(27,267)	$(27,152)
Foreign currency translation adjustments	1	20	65	8
Comprehensive loss	$(10,853)	$(13,473)	$(27,202)	$(27,144)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT MOLECULAR DIAGNOSTICS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’

EQUITY (DEFICIT)

(In thousands)

	Three Months Ended September 30, 2025
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity (Deficit)
Balance at June 30, 2025	—	$—	28,617	$367,965	$85	$(366,952)	$1,098
Net Loss	—	—	—	—	—	(10,854)	(10,854)
Foreign currency translation adjustment	—	—	—	—	1	—	1
Stock-based compensation	—	—	—	521	—	—	521
Vesting of bonus awards	—	—	—	14	—	—	14
Shares issued for consultant services	—	—	8	24	—	—	24
Balance at September 30, 2025	—	$—	28,625	$368,524	$86	$(377,806)	$(9,196)

	Three Months Ended September 30, 2024
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance at June 30, 2024	—	$—	13,368	$326,201	$37	$(303,535)	$22,703
Net Loss	—	—	—	—	—	(13,493)	(13,493)
Foreign currency translation adjustment	—	—	—	—	20	—	20
Stock-based compensation	—	—	—	450	—	—	450
Vesting of bonus awards	—	—	—	14	—	—	14
Sale of common shares under at-the-market transactions, net of financing costs	—	—	6	17	—	—	17
Balance at September 30, 2024	—	$—	13,374	$326,682	$57	$(317,028)	$9,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT MOLECULAR DIAGNOSTICS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ (DEFICIT) EQUITY

(In thousands)

	Nine Months Ended September 30, 2025
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Deficit
Balance at December 31, 2024	—	$—	17,453	$338,244	$21	$(350,539)	$(12,274)
Net Loss	—	—	—	—	—	(27,267)	(27,267)
Foreign currency translation adjustment	—	—	—	—	65	—	65
Stock-based compensation	—	—	—	1,498	—	—	1,498
Vesting of bonus awards	—	—	—	42	—	—	42
Sale of common shares, net of financing costs	—	—	11,146	28,656	—	—	28,656
Shares issued for consultant services	—	—	26	84	—	—	84
Balance at September 30, 2025	—	$—	28,625	$368,524	$86	$(377,806)	$(9,196)

	Nine Months Ended September 30, 2024
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance at December 31, 2023	5	$5,126	8,261	$310,295	$49	$(289,876)	$20,468
Net loss	—	—	—	—	—	(27,152)	(27,152)
Foreign currency translation adjustment	—	—	—	—	8	—	8
Stock-based compensation	—	—	—	1,254	—	—	1,254
Vesting of bonus awards	—	—	—	38	—	—	38
Sale of common shares, net of financing costs	—	—	5,077	15,269	—	—	15,269
Sale of common shares under at-the-market transactions, net of financing costs	—	—	6	17	—	—	17
Shares issued upon vesting of RSUs	—	—	4	—	—	—	—
Shares issued for consultant services	—	—	26	72	—	—	72
Redemption of Series A redeemable convertible preferred stock	(5)	(5,389)	—	—	—	—	—
Accretion of Series A convertible preferred stock to redemption value	—	263	—	(263)	—	—	(263)
Balance at September 30, 2024	—	$—	13,374	$326,682	$57	$(317,028)	$9,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT MOLECULAR DIAGNOSTICS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,267)	$(27,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,627	935
Amortization of intangible assets	7	66
Stock-based compensation	1,498	1,254
Equity compensation for bonus awards and consulting services	126	110
Change in fair value of contingent consideration	7,061	9,421
Impairment loss on held for sale assets	—	169
Unrealized foreign currency losses	170	29
Changes in operating assets and liabilities:
Accounts receivable	1,355	275
Inventories	(61)	(232)
Prepaid expenses and other assets	(124)	(353)
Accounts payable and accrued liabilities	(909)	263
Operating lease assets and liabilities	(122)	(123)
Net cash used in operating activities	(16,639)	(15,338)

CASH FLOWS FROM INVESTING ACTIVITIES:
Machinery and equipment purchases, and construction in progress	(1,706)	(302)
Net cash used in investing activities	(1,706)	(302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	29,143	15,807
Financing costs to issue common shares	(487)	(538)
Proceeds from sale of common shares under at-the-market transactions	—	18
Financing costs for at-the-market sales	—	(187)
Redemption of Series A redeemable convertible preferred shares	—	(5,389)
Repayment of financing lease obligations	(332)	(119)
Net provided by financing activities	28,324	9,592

Effect of exchange rate changes on cash and cash equivalents	(105)	(21)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	9,874	(6,069)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING	10,336	11,132
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING	$20,210	$5,063

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$69	$17
Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Machinery and equipment purchases, and construction in progress included in accounts payable and accrued liabilities	$163	$301
Accretion of Series A convertible preferred stock	$—	$263
Financing costs for at-the-market sales included in accrued liabilities	$—	$100
Lease assets obtained in exchange for lease liabilities	$373	$1,794

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

Liquidity

iMDx has incurred operating losses and negative operating cash flows since its inception and had an accumulated deficit of $377.8 million as of September 30, 2025. iMDx expects to continue to incur operating losses and negative operating cash flows for the foreseeable future. Since its formation, iMDx has financed its operations primarily through the sale of shares of its common stock, convertible preferred stock and warrants to acquire common stock. As of September 30, 2025, iMDx had $18.7 million of cash and cash equivalents and $1.5 million in remaining restricted cash that started to be released in the third quarter of 2025 (see Note 6, “Office and Facilities Leases – Irvine Office Lease” for additional information).

iMDx received a positive coverage decision from MolDx for GraftAssureCore (Kidney) in August 2023, and it became commercially available for ordering in January 2024 through our CLIA-certified laboratory in Nashville, Tennessee. GraftAssureCore (Kidney) is broadly available to transplant professionals upon request. In July 2024, iMDx began to commercialize the technology underlying GraftAssureCore (Kidney) by distributing its sister product, GraftAssureIQ, which is intended to be sold and used for research purposes and is labeled as RUO. iMDx expects to distribute its RUO production through a mix of direct sales, partnering and distribution agreements, and licensing. In December 2024, we confirmed Medicare reimbursement for also monitoring certain high-risk patients, that is, those with newly developed donor-specific antibodies. In May 2025, iMDx received another positive coverage decision, which boosted the reimbursement rate per result to $2,753 for GraftAssureCore. In May 2025, iMDx sold its first GraftAssureIQ kits to a research laboratory customer (see Note 2, “Revenue Recognition – Kitted Products” for additional information).

In the field of oncology, iMDx is continuing to develop DetermaIO, a test with promising data supporting its potential to help identify patients likely to respond to checkpoint inhibitor drugs. This new class of drugs modulate the immune response and show activity in multiple solid tumor types including non-small cell lung cancer and triple negative breast cancer. A kitted research product format of the underlying technology began proof-of-concept development in 2023. The application of immunotherapy is a global problem, and thus we expect partnering opportunities for each of our products as they reach clinical maturity. We expect to begin commercializing our oncology product line, which includes DetermaIO.

On April 5, 2024, the Company entered into a global strategic partnership agreement with Bio-Rad Laboratories, Inc. (“Bio-Rad”) to collaborate in the development and the commercialization of RUO and in vitro diagnostic (“IVD”) kitted transplant products for clinical use. On November 8, 2024, the Company and Bio-Rad entered into a memorandum of understanding with respect to such agreement to establish additional activities to be performed by each party pursuant to such agreement. See Note 10, “Collaborative Arrangements” for additional information.

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

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the consolidated financial statements are issued. As future revenues and certain variable costs are inherently uncertain, management plans to continue reducing cash outflows. Many development costs incurred during the nine months ended September 30, 2025 are not expected to recur or occur at the same level. Efforts to improve our cash flows include but are not limited to the following: (i) execute capital financings as needed, (ii) continue to re-evaluate investments in our fixed capital and infrastructure, (iii) minimize the use of external consultants and contract resources, (iv) re-evaluate scope and timing of the development of our products, and (v) continue to optimize operating burn by materially deferring or limiting the Company’s spending. Management will continue to evaluate liquidity and cash flow forecasts on a quarterly basis and adjust operating plans as needed to maintain sufficient liquidity. Management has concluded that it is probable that our plans will be effectively implemented and that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date of issuance of these consolidated financial statements.

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In determining fair value, iMDx utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. As of September 30, 2025 and December 31, 2024, iMDx had no financial assets recorded at fair value on a recurring basis, except for money market funds. These assets are reported as cash equivalents and are measured at fair value using the period-end quoted market prices as a Level 1 input.

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For cashflow reporting purposes, the Company combines the reported balance sheet amounts from cash and cash equivalents with restricted cash (current and noncurrent). Accordingly, as of September 30, 2025 and 2024, the aggregate amount of such ending balances were $20.2 million and $5.1 million, respectively, as presented on the consolidated statements of cash flows.

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

iMDx’s first product for commercial release was a proprietary treatment stratification test called DetermaRx that identified which patients with early-stage non-small cell lung cancer may benefit from chemotherapy, resulting in a significantly higher, five-year survival rate. Beginning in September 2019 through February 23, 2021, iMDx held a 25% equity interest in Razor Genomics, Inc. (“Razor”), a privately held company, that had developed and licensed to iMDx the lung cancer treatment stratification laboratory test that iMDx was commercializing as DetermaRx. On February 24, 2021, iMDx completed the purchase of all the remaining issued and outstanding shares of common stock of Razor. As a result of the purchase of the Razor common stock, iMDx became the sole shareholder of Razor. On December 15, 2022, the Company entered into a Stock Purchase Agreement (the “Razor Stock Purchase Agreement”) with Dragon Scientific, LLC, a Delaware limited liability company (“Dragon”), and Razor. Pursuant to the Razor Stock Purchase Agreement, iMDx agreed to sell to Dragon, 3,188,181 shares of common stock of Razor, which constituted approximately 70% of the issued and outstanding equity interests of Razor on a fully-diluted basis, and transfer to Razor all of the assets and liabilities related to DetermaRx (the “Razor Sale Transaction”). On February 16, 2023, iMDx completed the Razor Sale Transaction (the “Razor Closing”). In connection with the Razor Closing, iMDx transferred to Razor all of the assets and liabilities related to DetermaRx. While no monetary consideration was received for the sale of 70% of the equity interests of Razor, the transaction allowed the Company to eliminate all development and commercialization costs with respect to DetermaRx. Following the Razor Closing, iMDx continues to own 1,366,364 shares of common stock of Razor, which constitutes approximately 30% of the issued and outstanding equity interests of Razor on a fully-diluted basis, however, the remaining common stock held is accounted for at historical cost less impairment, which is currently zero.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories include raw materials, work-in-process and finished goods and are valued at the lower of cost or net realizable value. In September 2024, the Company began to capitalize certain RUO inventory costs in connection with its collaboration arrangement with Bio-Rad to develop and commercialize its GraftAssureIQ RUO kitted tests and eventual IVD kitted transplant testing products. See Note 10, “Collaborative Arrangements” for additional information. As of September 30, 2025, inventories were comprised of raw materials of $368,000 and finished goods of $103,000. As of December 31, 2024, inventories were comprised of raw materials of $207,000 and finished goods of $203,000.

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

Historically, the Company has entered into agreements to sell certain laboratory equipment. As a result, the Company classified the equipment as held for sale current assets in the consolidated balance sheet, when all the criteria of ASC 360-10 had been met. As such, laboratory equipment was written down to its fair value, less cost to sell, the remainder of which was $32,000 as of September 30, 2024. During the fourth quarter of 2024, the Company placed the remaining equipment items back into service. During the nine months ended September 30, 2024, the Company recorded an impairment loss on held for sale assets of $169,000 in the consolidated statement of operations.

Property and Equipment

Machinery and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally over a period of 3 to 10 years. For equipment purchased under financing leases, iMDx amortizes the equipment based on the shorter of the useful life of the equipment or the term of the lease, ranging from 3 to 5 years, depending on the nature and classification of the financing lease (see Note 6). Maintenance and repairs are expensed as incurred whereas significant renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation or amortization are removed from the respective accounts and any resulting gain or loss is reflected in iMDx results of operations.

Construction in progress, comprised primarily of leasehold improvements under construction, is not depreciated until the underlying asset is placed into service.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

iMDx does not have intangible assets with indefinite useful lives other than the acquired IPR&D discussed in Note 5, which as of September 30, 2025, has been partially impaired.

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

Long-Lived Intangible Assets

Long-lived intangible assets subject to amortization are stated at acquired cost, less accumulated amortization. iMDx amortizes intangible assets not considered to have an indefinite useful life using the straight-line method over their estimated period of benefit, which generally ranges from 1 to 9 years. Each reporting period, we evaluate the estimated remaining useful life of intangible assets and assess whether events or changes in circumstances warrant a revision to the remaining period of amortization or indicate that impairment exists. Long-lived intangible assets currently consist of acquired customer relationships (see Note 5).

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents consolidated revenues by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Laboratory Services	$260	$115	$2,892	$373
Laboratory Developed Test Services	—	—	—	22
Kitted Products	—	—	24	—
Total	$260	$115	$2,916	$395

Laboratory Services

Revenues recognized include Laboratory Services performed by iMDx for life sciences customers, including testing for biomarker discovery, assay design and development, clinical trial support, and a broad spectrum of biomarker tests. These Laboratory Services are generally performed under individual scope of work (“SOW”) arrangements or license agreements (together with SOW the “Laboratory Services Agreements”) with specific deliverables defined by the customer. Laboratory Services are performed on a (i) time and materials basis or (ii) per test completed basis. Upon completion of the service to the customer in accordance with a Laboratory Services Agreement, iMDx has the right to bill the customer for the agreed upon price (either on a per test or per deliverable basis) and recognizes Laboratory Service revenue at that time. Depending on the Laboratory Services Agreement, iMDx may identify the services offered as a single performance obligation, or identify the processing of test samples as a separate performance obligation (considered a series) within license agreements.

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

As of September 30, 2025 and December 31, 2024, iMDx had gross accounts receivable from Laboratory Services customers of $261,000 and $1.6 million, respectively.

Allowance for Credit Losses

iMDx establishes an allowance for credit losses based on the evaluation of the collectability of its Laboratory Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial condition, reasonable and supportable forecast that affect the collectability of the reported amount, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. iMDx continuously monitors collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the credit loss reserve accounts. As of September 30, 2025 and December 31, 2024, iMDx had an allowance for credit losses of $3,000 and $16,000, respectively, related to Laboratory Services.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Laboratory Developed Test Services

Prior to the Razor Sale Transaction (see “Investments in Privately Held Companies” above), iMDx generated revenue from performing DetermaRx tests on clinical samples through orders received from physicians, hospitals, and other healthcare providers. In determining whether all the revenue recognition criteria in (i) through (v) above was met with respect to DetermaRx tests, each test result was considered a single performance obligation and was generally considered complete when the test result was delivered or made available to the prescribing physician electronically, and, as such, there were no shipping or handling fees incurred by iMDx or billed to customers. Although iMDx billed a list price for all tests ordered and completed for all payer types, iMDx considered constraints on the variable consideration when it recognized revenue for DetermaRx. Because DetermaRx was a novel test and there were no current reimbursement arrangements with third-party payers other than Medicare, the transaction price represented variable consideration. Application of the constraint for variable consideration was an area that required significant judgment. For all payers other than Medicare, iMDx needed to consider the novelty of the test, the uncertainty of receiving payment, or being subject to claims for a refund, from payers with whom iMDx did not have a sufficient payment collection history or contractual reimbursement agreements. Accordingly, for those payers, iMDx recognized revenue upon payment because it had insufficient history to reliably estimate payment patterns. The remaining Medicare and Medicare Advantage accounts receivable net balance was written-off in the first quarter of 2023. Laboratory Developed Test Services revenue recorded during the nine months ended September 30, 2024 was the result of payments received.

Kitted Products

Revenues recognized include our GraftAssureIQ RUO kitted tests, which are clearly labeled and intended for research purposes. GraftAssureIQ is a transplant monitoring assay to measure the donor-derived cell-free DNA molecular biomarker. iMDx recognizes revenue to depict the transfer of goods to a customer at an amount that reflects the consideration which it expects to receive for providing those goods. As of September 30, 2025, iMDx had no accounts receivable from Kitted Products customers. See Note 10, “Collaborative Arrangements” for additional Kitted Products information.

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

Disaggregation of Revenues and Concentrations of Credit Risk

The following table presents the percentage of consolidated revenues by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Laboratory Services	100%	100%	99%	94%
Laboratory Developed Test Services	0%	0%	0%	6%
Kitted Products	0%	0%	1%	0%
Total	100%	100%	100%	100%

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the percentage of consolidated revenues generated by unaffiliated customers, based on the respective periods presented, that individually represented greater than ten percent of consolidated revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Company A	100%	74%	99%	37%
Company B	*	26%	*	29%
Company C	*	*	*	12%
Company D	*	*	*	11%

* Less than 10%

The following table presents the percentage of consolidated revenues attributable to geographical locations, based on country of domicile:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	100%	100%	99%	52%
Outside of the United States	0%	0%	1%	48%
Total	100%	100%	100%	100%

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

One customer individually represented approximately 100% of accounts receivable as of September 30, 2025. One customer individually represented approximately 97% of accounts receivable as of December 31, 2024. No other customers individually represented greater than ten percent of total accounts receivable.

The Company had accounts payable to two vendors that represented approximately 31% and 21% of accounts payable as of September 30, 2025, and three vendors that represented approximately 37%, 28% and 14% of accounts payable as of December 31, 2024. No other vendors individually represented greater than ten percent of total accounts payable.

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cost of Revenues

Cost of revenues generally consists of cost of materials, direct labor including benefits, bonus and stock-based compensation, equipment and infrastructure expenses, clinical sample related costs associated with performing Laboratory Services and Laboratory Developed Test Services, providing deliverables according to our licensing agreements, license fees due to third-parties, amortization of acquired intangible assets such as the customer relationship intangible assets (see Note 5), and Kitted Products inventory costs (see “Inventories” above) and royalties based on net product sales. Infrastructure expenses include depreciation of laboratory equipment, allocated rent costs, leasehold improvements, and allocated information technology costs for operations at iMDx’s CLIA-certified laboratory in Tennessee. Costs associated with generating service revenue are recorded as the tests or services are performed regardless of whether revenue was recognized. Royalties or revenue share payments for licensed technology calculated as a percentage of revenues generated using the associated technology, or from product sales, are recorded as expenses at the time the related revenues are recognized. Certain cost of revenues are attributed to our global strategic collaboration arrangement with Bio-Rad for commercializing our kitted test products. See Note 10, “Collaborative Arrangements” for additional information.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs and related benefits, including stock-based compensation, trade show expenses, branding and positioning expenses, and consulting fees. Sales and marketing expenses also include indirect expenses for applicable overhead allocated based on headcount, and include allocated costs for rent and utilities, common area maintenance, depreciation expense, telecommunications, property taxes and insurance. During the three months ended September 30, 2025 and 2024, iMDx’s total advertising expenses were $98,000 and $40,000, respectively. During the nine months ended September 30, 2025 and 2024, iMDx’s total advertising expenses were $355,000 and $123,000, respectively. Certain sales and marketing expenses are attributed to our global strategic collaboration arrangement with Bio-Rad for commercializing our kitted test products. See Note 10, “Collaborative Arrangements” for additional information.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and related benefits, including stock-based compensation, for executive and corporate personnel, professional and consulting fees, rent and utilities, common area maintenance, depreciation expense, telecommunications, property taxes and insurance. Certain general and administrative expenses are attributed to our global strategic collaboration arrangement with Bio-Rad for commercializing our kitted test products. See Note 10, “Collaborative Arrangements” for additional information.

Stock-Based Compensation

iMDx recognizes compensation expense related to employee, Board of Director and other non-employee option grants and restricted stock grants in accordance with ASC 718, Compensation – Stock Compensation.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Retirement Plan

iMDx has an employee savings and retirement plan under Section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan in which eligible employees may elect to have a percentage of their compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. During the three months ended September 30, 2025 and 2024, iMDx’s total contributions to the plan were $87,000 and $81,000, respectively. During the nine months ended September 30, 2025 and 2024, iMDx’s total contributions to the plan were $248,000 in each period.

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

Foreign Currency Gains and Losses

Foreign currency gains and losses primarily relate to our Chronix subsidiary in Germany, where the local currency is the functional currency. Assets and liabilities are translated from the foreign currency into U.S. dollar at the exchange rates in effect at the balance sheet date, while income and expenses are translated at the weighted average exchange rates for the period. The net effects of translating the foreign currency financial statements are included in the consolidated shareholders’ equity (deficit) as a component of accumulated other comprehensive income or loss. Gains and losses for all transactions denominated in a currency other than the functional currency are recognized in the period incurred and included in the consolidated statements of operations.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

iMDx did not record any provision or benefit for income taxes for the three and nine months ended September 30, 2025 and 2024, as iMDx had a full valuation allowance for the periods presented.

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

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. iMDx will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2025 and December 31, 2024. iMDx is not aware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation as of September 30, 2025. iMDx is currently unaware of any tax issues under review. As of September 30, 2025 and December 31, 2024, iMDx had unrecognized tax benefits totaling $1.1 million.

On July 4, 2025, the U.S. enacted H.R. 1, “A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14,” commonly referred to as the One Big Beautiful Bill. Changes in tax laws may affect recorded deferred tax assets and deferred tax liabilities and iMDx’s effective tax rate in the future. iMDx continues to evaluate the impacts the new legislation will have on the consolidated financial statements. As a result of the enactment of H.R. 1, iMDx anticipates an impact to the deferred tax asset related to the full expensing of domestic research and experimental expenditures in 2025. iMDx does not expect this change to result in any material impact to its overall tax expense.

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2025 and 2024, all common stock equivalents are antidilutive because iMDx reported a net loss. The following table presents the calculation of basic and diluted loss per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Numerator:
Net loss	$(10,854)	$(13,493)	$(27,267)	$(27,152)
Accretion of Series A redeemable convertible preferred stock	—	—	—	(263)
Net loss attributable to common stockholders - basic and diluted	$(10,854)	$(13,493)	$(27,267)	$(27,415)

Denominator:
Weighted average shares outstanding - basic and diluted	32,033	13,714	29,940	11,624

Net loss per share:
Net loss attributable to common stockholders per share - basic and diluted	$(0.34)	$(0.98)	$(0.91)	$(2.36)

Anti-dilutive potential common shares excluded from the computation of diluted net loss per common share:
Stock options	2,359	855	2,359	855
RSUs	917	—	917	—
Warrants	761	761	761	761
Total	4,037	1,616	4,037	1,616

Recent Accounting Pronouncements

Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to address investor requests for more transparency about income tax information by requiring improvements to income tax disclosures, including, (i) consistent categories and greater disaggregation of information in the rate reconciliation, and (ii) income taxes paid disaggregated by jurisdiction. Additional amendments in this Update improve the effectiveness and comparability of disclosures by, (i) adding disclosures of pretax income (or loss) and income tax expense (or benefit), and (ii) removing disclosures that no longer are considered cost beneficial or relevant. The Company will adopt this new standard effective December 31, 2025 on a retrospective basis, applied to its income tax disclosures, as applicable. The adoption of this new standard will not have an impact on the Company’s consolidated balance sheets and consolidated statements of operations, comprehensive loss, shareholders' equity (deficit) and cash flows.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to address investor requests for more detailed information about certain types of reported costs and expenses. The amendments in this Update require disclosure, in the notes to financial statements, at each interim and annual reporting period an entity: 1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, and (d) intangible asset amortization included in each expense caption presented on the face of the income statement within continuing operations; 2) include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; 3) disclose a qualitative description of the amounts remaining that are not separately disaggregated quantitatively; and 4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this Update should be applied either prospectively or retrospectively, and are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. Management is currently evaluating the impact that the amendments in this Update will have on the Company’s financial statement disclosures. The adoption of this new standard will not have an impact on the Company’s consolidated balance sheets and consolidated statements of operations, comprehensive loss, shareholders' equity (deficit) and cash flows.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for internal-use software costs. The amendments in this Update remove all references to prescriptive and sequential software development stages (referred to as “project stages”). Therefore, an entity is required to start capitalizing software costs when both of the following occur: 1) management has authorized and committed to funding the software project, and 2) it is probable that the project will be completed and the software will be used to perform the function intended (the “probable-to-complete recognition threshold”). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. In addition, the amendments supersede the website development costs guidance and incorporate the recognition requirements for website-specific development costs from Subtopic 350-50 into Subtopic 350-40. The amendments in this Update are effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. The amendments may be applied prospectively, using a modified transition approach, or retrospectively. Management is currently evaluating the impact that the amendments in this Update will have on the Company’s consolidated balance sheets and consolidated statements of operations, comprehensive loss, shareholders' equity (deficit) and cash flows, and related disclosures.

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

The following table shows the IGI Merger Date contractual payment amounts, as applicable, and the corresponding fair value of each respective contingent consideration liability:

	Contractual Value	Fair Value on the Merger Date
	(In thousands)
Milestone 1 (a) (c)	$1,500	$1,340
Milestone 2 (a)	3,000	1,830
Milestone 3 (a)	1,500	770
Royalty 1 (b)	See(b)	5,980
Royalty 2 (b) (c)	See(b)	1,210
Total	$6,000	$11,130

(a)
Indicates the maximum amount payable if the Milestone is achieved.
(b)
As defined, Royalty Payments are based on a percentage of future revenues of DetermaIO and Laboratory Services over their respective useful life, accordingly there is no fixed contractual value for the Royalty Contingent Consideration.
(c)
Contingent consideration is currently not expected to be paid out.

The fair value of the contingent consideration after the IGI Merger Date is reassessed by iMDx as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in iMDx’s consolidated statements of operations. Since December 2023, Milestone 1 and Royalty 2 (Laboratory Services) are not expected to be paid and are excluded from the current fair value. During 2025, based on iMDx’s reassessment of significant assumptions, there was an increase of approximately $15,000 to the fair value of the contingent consideration primarily attributable to revised estimates of the possible future payouts and, accordingly, this amount was recorded as a change in fair value of contingent consideration in the consolidated statement of operations for the nine months ended September 30, 2025.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

iMDx uses a discounted cash flow valuation technique to determine the fair value of its Level 3 contingent consideration liabilities. The significant unobservable inputs used in IGI’s contingent consideration valuation on September 30, 2025, included: (i) a discount period, based on the expected Milestone payment dates, ranging from 1.7 years to 7.0 years, (ii) a discount rate of 11.7% to 12.0%, and (iii) a management probability estimate of 25% to 50%. The significant unobservable inputs used in IGI’s contingent consideration valuation on September 30, 2024, included: (i) a discount period, based on the expected Milestone payment dates, ranging from 1.7 years to 8.0 years, (ii) a discount rate of 13.3% to 13.5%, and (iii) a management probability estimate of 25% to 50%. Changes to significant unobservable inputs to different amounts could result in a significantly higher or lower fair value measurement at the reporting date.

The following tables reflect the activity for the IGI contingent consideration measured at fair value using Level 3 inputs:

Fair Value
(In thousands)
Balance at December 31, 2023	$2,040
Change in estimated fair value	30
Balance at September 30, 2024	$2,070

Balance at December 31, 2024	$2,593
Change in estimated fair value	15
Balance at September 30, 2025	$2,608

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

The fair value of the Chronix contingent consideration after the Chronix Merger Date is reassessed by iMDx as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in iMDx’s consolidated statements of operations. During 2025, based on iMDx’s reassessment of significant assumptions, there was an increase of approximately $7.0 million to the fair value of the contingent consideration primarily attributable to revised estimates of the possible future payouts and, accordingly, this amount was recorded as a change in fair value of contingent consideration in the consolidated statement of operations for the nine months ended September 30, 2025.

iMDx uses a discounted cash flow valuation technique to determine the fair value of its Level 3 contingent consideration liabilities. The significant unobservable inputs used in Chronix’s contingent consideration valuation on September 30, 2025, included: (i) a discount period, based on the related patent expiration dates, ranging from 9.1 years to 10.0 years, (ii) a discount rate of 11.7% to 12.2%, and (iii) a payout percentage of 10% based on the earnout provision. The significant unobservable inputs used in Chronix’s contingent consideration valuation on September 30, 2024, included: (i) a discount period, based on the related patent expiration dates, ranging from 9.1 years to 11.0 years, (ii) a discount rate of 13.3% to 14.3%, and (iii) a payout percentage of 10% based on the earnout provision. Changes to significant unobservable inputs to different amounts could result in a significantly higher or lower fair value measurement at the reporting date.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the activity for the Chronix contingent consideration measured at fair value using Level 3 inputs:

Fair Value
(In thousands)
Balance at December 31, 2023	$40,174
Change in estimated fair value	9,391
Balance at September 30, 2024	$49,565

Balance at December 31, 2024	$35,346
Change in estimated fair value	7,046
Balance at September 30, 2025	$42,392

As of September 30, 2025 and 2024, the total Chronix contingent consideration fair values, as presented in the tables above, include $2.3 million of severance obligations related to the Chronix acquisition.

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

4. Property and Equipment, Net

Right-of-use and financing lease assets, net, machinery and equipment, net, and construction in progress were as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Right-of-use and financing lease assets	$4,810	$5,323
Machinery, equipment and leasehold improvements	9,887	8,366
Accumulated depreciation and amortization	(8,895)	(7,705)
Right-of-use and financing lease assets and machinery and equipment, net	5,802	5,984
Construction in progress	685	340
Total	$6,487	$6,324

Property and equipment depreciation and amortization expense amounted to $584,000 and $318,000 for the three months ended September 30, 2025 and 2024, respectively, and $1.6 million and $935,000 for the nine months ended September 30, 2025 and 2024, respectively.

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

Intangible assets, net, consisted of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Intangible assets:
Acquired IPR&D - DetermaIO (1)	$2,900	$2,900
Acquired IPR&D - DetermaCNI (2)	11,700	11,700

Intangible assets subject to amortization:
Acquired intangible assets - customer relationship	440	440
Total intangible assets	15,040	15,040
Accumulated amortization - customer relationship (3)	(440)	(433)
Intangible assets, net	$14,600	$14,607

(1)
See Note 3 for information on the IGI Merger.
(2)
See Note 3 for information on the Chronix Merger.
(3)
Amortization of intangible assets is included in “Cost of revenues – amortization of acquired intangibles” on the consolidated statements of operations because the intangible assets pertain directly to the revenues generated from the acquired intangibles.

Intangible asset amortization expense amounted to zero and $22,000 for the three months ended September 30, 2025 and 2024, respectively, and $7,000 and $66,000 for the nine months ended September 30, 2025 and 2024, respectively.

6. Commitments and Contingencies

Office and Facilities Leases

Irvine Office Lease

On December 23, 2019, iMDx and Cushing Ventures, LLC (“Landlord”) entered into an Office Lease Agreement (the “Irvine Lease”) of a building containing approximately 26,800 square feet of rentable space located at 15 Cushing in Irvine, California (the “Premises”) that served as iMDx’s principal executive and administrative offices until June 2025 (see “Nashville Office and Facilities Leases” below). The Irvine Lease has a term of 89 calendar months (the “Term”), which commenced on June 1, 2020 (the “Commencement Date”) and will end on October 31, 2027. iMDx agreed to pay base monthly rent in the amount of $61,640 during the first 12 months of the Term. Base monthly rent increases annually, over the base monthly rent then in effect, by 3.5%. In June 2025, in connection with the Subtenant's (as defined below under the caption "Irvine Office Sublease") full usage of, and iMDx's exit of, the Premises, iMDx performed a recoverability test of the remaining lease related assets. Such lease asset group carrying amount was compared to the total undiscounted future expected cash flows from the sublease income, which resulted in no impairment.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective as of January 2, 2025, iMDx, Landlord and Subtenant entered into an amendment to the Irvine Lease, dated December 26, 2024 (the “Amendment”). Pursuant to the terms of the Amendment, among other things: (a) iMDx and Subtenant agreed that all rights to extend the Term of the Irvine Lease for a period of five years were terminated, and (b) Landlord and iMDx agreed that, provided iMDx is not in default under any of the terms and conditions of the Irvine Lease that is continuing beyond any and all applicable notice and cure periods, then, commencing on July 1, 2025 and continuing on the first day of each calendar month thereafter, the provided letter of credit (as further discussed below) in the amount of $1.7 million (the “Letter of Credit Amount”) shall be reduced by an amount equal to $60,714.29 on each such date, until the Letter of Credit Amount is fully reduced, after which the letter of credit shall be deemed to have been terminated and iMDx shall have no further obligation to maintain or deliver the letter of credit under the Irvine Lease. The new Letter of Credit Amount will correspond to the Company’s restricted cash on the accompanying consolidated balance sheet and the reductions in the Letter of Credit Amount would correspondingly reduce the associated amount of such restricted cash.

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

iMDx provided the lessor with a security deposit in the amount of $150,000 and a letter of credit in the initial amount of $1.7 million. The lessor may apply the security deposit, in whole or in part, for the payment of rent and any other amount that iMDx is or becomes obligated to pay under the Irvine Lease but fails to pay when due and beyond any cure period. The lessor may draw on the letter of credit from time to time to pay any amount that is unpaid and due, or if the original issuing bank notifies the lessor that the letter of credit will not be renewed or extended for the period required under the Irvine Lease and iMDx fails to timely provide a replacement letter of credit, or an “event of default” under the Irvine Lease occurs and continues beyond the applicable cure period, or if certain instances of insolvency or bankruptcy with respect to iMDx occur. iMDx is required to restore any portion of the security deposit that is applied by the lessor to payments due under the Irvine Lease, and iMDx is required to restore the amount available under the letter of credit to the required amount if any portion of the letter of credit is drawn by the lessor. The Letter of Credit Amount shall be reduced as described in the Amendment above.

To obtain the letter of credit, iMDx has provided the issuing bank with a restricted cash deposit that the bank will hold to cover its obligation to pay any draws on the letter of credit by the lessor. The restricted cash may not be used for any other purpose. Corresponding to the Letter of Credit Amount, iMDx has reflected $1.5 million as the total remaining current and noncurrent restricted cash balances in the accompanying consolidated balance sheet as of September 30, 2025. The total restricted cash balance in the accompanying consolidated balance sheet as of December 31, 2024 was $1.7 million.

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

Nashville Office and Facilities Leases

iMDx operates a CLIA-certified laboratory and office space located in the Nashville, Tennessee area under multiple lease arrangements. Since June 2025, iMDx's Nashville location also serves as our principal executive and administrative offices. iMDx maintains an aggregate of 12,881 square feet of rentable space in the Nashville area. Lab space is approximately 6,586 square feet of the total.

In January 2024, iMDx renewed its existing leases and added a new lease agreement to expand our Nashville area office space. The new lease agreements each have an initial term of 36 months, which commenced on January 1, 2024 and will end in January 2027. iMDx has the option to renew the term of each lease for four additional one year periods. iMDx agreed to pay an aggregate base monthly rent in the amount of $22,252 during the first 12 months of the term. Base monthly rent increases annually, over the base monthly rent then in effect, by approximately 3.0%.

In September 2025, iMDx added a new lease agreement to expand our Nashville area laboratory and office space. The new lease agreement has an initial term of 36 months, which commenced on October 1, 2025 and will end in September 2028. iMDx has the option to renew or extend the term upon request. iMDx agreed to pay a base monthly rent in the amount of $6,200 during the first 24 months of the term, and $6,700 per month thereafter.

Germany Office and Facilities Leases

iMDx operates a research and development laboratory and office space located in Göttingen, Germany. In August 2025, iMDx added a new lease agreement to expand our Germany laboratory and office space. With the new lease, iMDx maintains an aggregate of 4,715 square feet of rentable space in Germany. Lab space is approximately 2,465 square feet of the total. The new lease agreement has an initial term of 60 months, which commenced on October 1, 2025 and will end in September 2030. iMDx has the option to renew the term for two additional three year periods. iMDx agreed to pay an aggregate base monthly rent in the amount of $7,158 over the full 60 month term. Base rent may increase or decrease based the German consumer price index annual rate of change. Any adjustments to the base rent in subsequent years will be recognized in operations as variable lease payments.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The office and facilities leases discussed above are operating leases under ASC 842 and are included in the tables below. The tables below provide the amounts recorded in connection with the application of ASC 842 for iMDx’s operating and financing leases (see Note 2, “Leases” for additional policy information).

Financing Leases

iMDx has various financing leases for certain laboratory and other equipment, as shown in the tables below. iMDx’s financing lease obligations are collateralized by the equipment financed under the lease schedules.

In August 2025, iMDx entered into a lease line agreement to provide equipment leasing in the aggregate amount of $2.5 million during an availability period that expires on June 30, 2026. iMDx paid a commitment fee of $25,000. All costs relating to the installation, freight, training, insurance, appraisals and any other cost related to the acquisition, installation or operation of the leased equipment will be paid directly by iMDx. The minimum requirement for each lease schedule is $50,000. The lease line amount includes three options: (i) international equipment up to $500,000; (ii) sale and leaseback up to $1.0 million, whereby a liquidation value, based on a third-party appraiser of lessor’s choice, of the equipment will be utilized for the capitalized cost; both (i) and (ii) have an initial term of 24 months and a monthly rental factor of .0471; and (iii) new equipment up to $1.0 million with an initial term of 36 months and a monthly rental factor of .033. Actual monthly rentals will be determined by multiplying the original equipment capitalized cost by the applicable monthly rental factor, plus any monthly maintenance charges. At the end of an initial term, iMDx may return the equipment, exercise a purchase option, or extend for an additional 12 months at a monthly rental factor of .0175, plus any monthly maintenance charges. Currently, iMDx has not executed any lease schedules under the lease line agreement.

Operating and Financing Leases

The following table presents supplemental balance sheet information related to operating and financing leases:

	September 30, 2025	December 31, 2024
	(In thousands)
Operating leases
Right-of-use assets, net	$1,332	$1,789

Right-of-use lease liabilities, current	$1,015	$914
Right-of-use lease liabilities, noncurrent	938	1,713
Total operating lease liabilities	$1,953	$2,627

Financing leases
Machinery and equipment	$1,737	$1,673
Accumulated depreciation	(729)	(705)
Machinery and equipment, net	$1,008	$968

Current liabilities	$507	$381
Noncurrent liabilities	489	554
Total financing lease liabilities	$996	$935

Weighted average remaining lease term:
Operating lease	1.9 years	2.6 years
Financing lease	2.0 years	2.4 years

Weighted average discount rate:
Operating lease	10.55%	10.44%
Financing lease	9.69%	10.23%

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease commitments are as follows:

	Operating	Financing
	Leases	Leases
	(In thousands)
Year Ending December 31,
2025	$288	$151
2026	1,182	548
2027	696	339
2028	—	51
Total minimum lease payments	2,166	1,089
Less amounts representing interest	(213)	(93)
Present value of net minimum lease payments	$1,953	$996

The following table presents supplemental cash flow information related to operating and financing leases:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$855	$827
Operating cash flows from financing leases	$69	$17
Financing cash flows from financing leases	$332	$119

The Company incurred total operating lease cost, including short-term lease expense, of $23,000 and $168,000, which was net of sublease income of $227,000 and $111,000, for the three months ended September 30, 2025 and 2024, respectively.

The Company incurred total operating lease cost, including short-term lease expense, of $292,000 and $466,000, which was net of sublease income of $455,000 and $332,000, for the nine months ended September 30, 2025 and 2024, respectively.

Financing lease amortization expense amounted to $132,000 and $66,000 for the three months ended September 30, 2025 and 2024, respectively, and $352,000 and $66,000 for the nine months ended September 30, 2025 and 2024, respectively.

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

On March 3, 2025, the Company received a letter claiming that a recent study regarding the Company's DetermaIO immuno-oncology assay for breast cancer had triggered the Company’s first milestone payment obligation under the January 10, 2020 Agreement and Plan of Merger between the Company, IGI, and certain other parties. The Company strongly disputes the position taken in the letter, believes the arguments to be ill-founded, and intends to vigorously defend its own position. On March 17, 2025, the Company responded to the letter stating that the aforementioned study did not trigger a milestone payment. The Company has not received further communication regarding this matter. More information regarding the milestone payments related to the IGI acquisition may be found in Note 3, “Business Combinations and Contingent Consideration Liabilities – Acquisition of IGI.”

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Employment Contracts

iMDx has entered into employment and severance benefit contracts with certain executive officers. Under the provisions of the contracts, iMDx may be required to incur severance obligations for matters relating to changes in control, as defined in the respective contracts, and certain terminations of executives. As of September 30, 2025 and December 31, 2024, iMDx accrued approximately $2.3 million, in severance obligations for certain executive officers, in accordance with the severance benefit provisions of their respective employment and severance benefit agreements, primarily related to iMDx’s acquisition of Chronix in 2021. For the periods presented, management has classified $2.3 million of the accrued severance obligations related to the Chronix acquisition as current and noncurrent contingent consideration based on our expectations of the timing of product commercialization and subsequent revenues that trigger the related payouts. Such balances are included in the consolidated balance sheets under contingent consideration liabilities, current and noncurrent. See Note 3, “Business Combinations and Contingent Consideration – Acquisition of Chronix” for additional information.

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

The potential future payments iMDx could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, iMDx has not been subject to any claims or demands for indemnification. iMDx also maintains various liability insurance policies that limit iMDx’s financial exposure. As a result, iMDx management believes that the fair value of these indemnification agreements is minimal. Accordingly, iMDx has not recorded any liabilities for these agreements as of September 30, 2025 and December 31, 2024.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Series A Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)

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

Preferred Stock

As of September 30, 2025 and December 31, 2024, iMDx had 5,000,000 shares of preferred stock, no-par value, authorized. As of September 30, 2025 and December 31, 2024, iMDx had no shares of preferred stock issued and outstanding.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

As of September 30, 2025 and December 31, 2024, iMDx had 230,000,000 shares of common stock, no-par value, authorized. As of September 30, 2025 and December 31, 2024, iMDx had 28,625,405 and 17,452,824 shares of common stock issued and outstanding, respectively.

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

A holder of the pre-funded warrants may not exercise any portion of such holder’s pre-funded warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of common stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise. The pre-funded warrants are exercisable immediately and will expire when exercised in full. As of September 30, 2025, none of such pre-funded warrants have been exercised.

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

A holder of the pre-funded warrants may not exercise any portion of such holder’s pre-funded warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of common stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of September 30, 2025, none of such pre-funded warrants have been exercised.

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

Unregistered Restricted Stock Issuance

During the nine months ended September 30, 2025, the Company issued 5,656 shares of restricted common stock for a total fair value of $16,000 in connection with an ongoing investor relations consulting service arrangement. During 2025, the Company has issued an additional 20,464 RSUs to this and another consulting firm under the Company’s amended and restated 2018 incentive plan, refer to Note 8, “Stock-Based Compensation – Plan Activity – RSU Awards” for additional information.

During the nine months ended September 30, 2024, the Company issued 26,664 shares of restricted common stock for a total fair value of $72,000 in connection with an ongoing investor relations consulting service arrangement.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Purchase Warrants

As of September 30, 2025 and December 31, 2024, iMDx had common stock purchase warrants issued and outstanding of 760,866. During the nine months ended September 30, 2025, no warrants were exercised or expired. As of September 30, 2025, the outstanding warrants had exercise prices ranging from $30.60 to $109.20 per share, are set to expire on various dates ranging from February 2027 to October 2029 and have a weighted average remaining life of 1.57 years. Certain warrants have “cashless exercise” provisions meaning that the value of a portion of warrant shares may be used to pay the exercise price rather than payment in cash, which may be exercised under any circumstances in the case of the Bank Warrants discussed below or, in the case of certain other warrants, only if a registration statement for the warrants and underlying shares of common stock is not effective under the Securities Act or a prospectus in the registration statement is not available for the issuance of shares upon the exercise of the warrants. All of the outstanding warrants meet the equity classification criteria and have been classified as equity, refer to Note 2, “Accounting for Warrants” for additional information.

In connection with the April 2024 Offering, the Company issued pre-funded warrants to purchase 342,888 shares of common stock. In connection with the February 2025 Offering, the Company issued additional pre-funded warrants to purchase 3,069,926 shares of common stock. For accounting purposes, the pre-funded warrants are equity-classified, contain no contingencies to exercise and are therefore considered outstanding for purposes of calculating basic earnings per share (see Note 2, “Net Loss Per Common Share”). As of September 30, 2025, none of such pre-funded warrants have been exercised.

Bank Warrants

In connection with a loan that matured in September 2022 from Silicon Valley Bank (the “Bank”), in February 2017, iMDx issued common stock purchase warrants to the Bank (the “2017 Bank Warrants”). The Bank was issued warrants to purchase 412 shares of iMDx common stock at an exercise price of $97.00 per share, through February 21, 2027. In March 2017, the Bank was issued warrants to purchase an additional 366 shares at an exercise price of $109.20 per share, through March 23, 2027. In October 2019, iMDx issued a common stock purchase warrant to the Bank (the “2019 Bank Warrant”) entitling the Bank to purchase 4,928 shares of iMDx common stock at an exercise price of $33.80 per share, through October 17, 2029. The Bank may elect to exercise the 2017 Bank Warrants and the 2019 Bank Warrant on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the Bank Warrant is being exercised by (A) the excess of the fair market value of the common stock over the applicable Warrant Price, divided by (B) the fair market value of the common stock. The fair market value of the common stock will be last closing or sale price on a national securities exchange, interdealer quotation system, or over-the-counter market. These warrants meet the equity classification criteria and have been classified as equity. As of September 30, 2025, no Bank Warrants have been exercised.

8. Stock-Based Compensation

Equity Incentive Plan

In August 2018, iMDx shareholders approved an Equity Incentive Plan to replace the 2010 Stock Option Plan (the “2010 Plan”) and in October 2024, iMDx shareholders approved an amendment and restatement of such Equity Incentive Plan (as amended and restated, the “2018 Incentive Plan”). The 2018 Incentive Plan will expire on July 2, 2028. In initially adopting the 2018 Incentive Plan, iMDx terminated the 2010 Plan and ceased to grant any additional stock options or sell any stock under restricted stock purchase agreements under the 2010 Plan; however, stock options issued under the 2010 Plan continue in effect in accordance with their terms and the terms of the 2010 Plan until the exercise or expiration of the individual options. Total remaining stock options outstanding under the 2010 Plan as of September 30, 2025 and December 31, 2024, were 6,152 and 16,217, respectively.

As of September 30, 2025, 4,060,000 aggregate shares of common stock have been reserved for issuance under the equity incentive plans for the grant of stock options or the sale of restricted stock or for the settlement of RSUs. iMDx may also grant stock appreciation rights under the 2018 Incentive Plan. Upon the exercise of stock options, the issuance of RSAs, or the delivery of shares pursuant to vested RSUs or performance-based restricted stock units (“PSUs”), it is iMDx’s policy to issue new shares of common stock. The Board may amend or modify the 2018 Incentive Plan at any time, subject to any required stockholder approval. Shares available for grant under the 2018 Incentive Plan as of September 30, 2025 and December 31, 2024, were 420,536 and 1,026,314, respectively.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Plan Activity

A summary of iMDx’s 2010 Plan and 2018 Incentive Plan activity and related information follows:

	Options				Nonvested RSUs
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average amounts)
Balance at December 31, 2024	1,091	$12.42	8.56 years	$—	100	$1.73
Awards granted	1,295	$3.33			837	$3.14
Options exercised	—	$—		$—	n/a	n/a
RSUs vested	n/a	n/a			(20)	$3.32
Options forfeited/expired	(27)	$56.16			n/a	n/a
RSUs forfeited	n/a	n/a			—	$—
Balance at September 30, 2025	2,359	$6.93	9.09 years	$306	917	$2.98
Options vested and expected to vest at September 30, 2025	2,359	$6.93	9.09 years	$306
Options exercisable at September 30, 2025	518	$19.60	7.52 years	$116
Stock-based compensation expense for the period	$1,023				$475
Unrecognized stock-based compensation expense	$4,255				$2,243
Weighted average remaining recognition period	2.64 years				2.67 years

Option Awards

During the nine months ended September 30, 2025, the Company granted 1,295,000 total stock options with a weighted average grant date fair value of $2.55 per option. During the nine months ended September 30, 2024, the Company granted 362,000 total stock options with a weighted average grant date fair value of $2.37 per option. The assumptions used to calculate the Black-Scholes grant date fair value for such time-based awards were as follows:

	Nine Months Ended September 30,
	2025	2024
Expected life	6.19 years	6.22 years
Risk-free interest rates	3.84%	4.45%
Volatility	89.97%	107.31%
Dividend yield	0%	0%

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In August 2023, the Company awarded 120,000 stock option grants with market-based and time-based vesting conditions, and a grant date market price and exercise price of $3.34 to certain executives. The fair value of such awards was estimated using the Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the performance and market conditions, which are subject to the achievement of the market-based goals established by the Company and the continued employment of the executives through December 31, 2025. These awards vest only to the extent that the market-based conditions are satisfied as specified in the vesting conditions. The grant date fair value and associated compensation cost of the market-based awards reflect the probability of the market condition being achieved, and the Company will recognize this compensation cost regardless of the actual achievement of the market-based conditions. Assumptions utilized in connection with the Monte Carlo valuation technique included: estimated risk-free interest rate of 4.81 percent; term of 6.19 years; expected volatility of 91.0 percent; and expected dividend yield of 0 percent. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments. Based on the market-based conditions, the grant date fair values of these awards ranged from $1.09 to $1.74, amounting to a total fair value of approximately $156,000. As of September 30, 2025, no awards have vested as none of the market-based conditions have been satisfied.

RSU Awards

The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2025 was $3.14 per unit. No RSUs were granted during the nine months ended September 30, 2024. The aggregate fair value of RSUs vested during the nine months ended September 30, 2025 and 2024, was $68,000 and $11,000, respectively.

During the nine months ended September 30, 2025, the Company issued 20,464 shares of unregistered common stock upon settlement of RSU awards granted from the 2018 Incentive Plan under immediate vest RSU awards in connection with two ongoing investor relations consulting service arrangements for a total fair value of $68,000. No such shares were issued during the nine months ended September 30, 2024. During 2025 and 2024, the Company issued additional restricted shares to these consulting firms under unregistered restricted stock arrangements, refer to Note 7, “Common Stock – Unregistered Restricted Stock Issuance” for additional information. Total shares issued to these consulting firms during the nine months ended September 30, 2025 and 2024, were 26,120 and 26,664, respectively. The total related expense, included in general and administrative expenses, for these consulting firms was $84,000 and $72,000 for the nine months ended September 30, 2025 and 2024, respectively.

In October 2024, the Company awarded 100,000 PSUs with market-based and service-based vesting conditions, and a grant date market price of $3.05 to a Company executive. Vesting is subject to continuous service as an employee of iMDx or a subsidiary thereof from hire date through the applicable vesting date, and shall performance vest as follows: (i) 50% will vest upon the Company’s achievement of an aggregate market value of voting and non-voting common equity held by non-affiliates of the Company of $75.0 million or more, such that the Company is no longer subject to the “Baby Shelf Rules” of Form S-3, and (ii) 50% will vest upon the Company’s achievement of a market capitalization of $200.0 million, which shall be determined based on the 30-day volume weighted average price of the common stock measured as of the end of each full calendar month following the date of grant. No units will vest prior to June 20, 2025, and any units that are not performance vested on December 31, 2026 shall automatically be forfeited. The fair value of such award was estimated using the Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the expected period to achievement of the market conditions. The grant date fair value and associated compensation cost of the market-based award reflect the probability of the market condition being achieved, and the Company will recognize this compensation cost regardless of the actual achievement of the market-based conditions. Assumptions utilized in connection with the Monte Carlo valuation technique included: estimated risk-free interest rate of 3.93 percent; term of 2.2 years; expected volatility of 90.0 percent; and expected dividend yield of 0 percent. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments. Based on the two described performance vesting conditions, the grant date fair values were $2.03 and $1.43, respectively, amounting to a total fair value of $173,000. As of September 30, 2025, no awards had vested as none of the market-based conditions were satisfied. On October 31, 2025, 50,000 PSUs vested based on the achievement of an aggregate market value of common equity held by non-affiliates of $75.0 million or more, as described above.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation Expense

iMDx recorded stock-based compensation expense in the following categories on the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Cost of revenues	$—	$2	$—	$—
Research and development	161	198	529	607
Sales and marketing	44	44	124	127
General and administrative	316	206	845	520
Total	$521	$450	$1,498	$1,254

Total unrecognized stock-based compensation expense as of September 30, 2025 was $6.5 million, which will be amortized over a weighted average remaining recognition period of 2.65 years.

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

Bio-Rad Transactions

During the nine months ended September 30, 2025, the Company purchased $1.1 million in laboratory equipment, and incurred $564,000 in laboratory related costs and $1,000 in royalty expenses, from Bio-Rad. During the nine months ended September 30, 2025, the Company also made finance lease payments of $331,000 under various laboratory equipment leases from Bio-Rad with a remaining financing lease liability of $825,000 as of September 30, 2025.

During the nine months ended September 30, 2024, the Company purchased $294,000 in laboratory equipment and incurred $230,000 in laboratory related costs from Bio-Rad. During the nine months ended September 30, 2024, the Company also made finance lease payments of $126,000 under various laboratory equipment leases from Bio-Rad with a remaining financing lease liability of $1.0 million as of September 30, 2024.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2025 and December 31, 2024, the Company had accounts payable due to Bio-Rad of $218,000 and $638,000, respectively. One of iMDx's directors, Andrew Last, served as the Executive Vice President and Chief Operating Officer of Bio-Rad before retiring on September 6, 2024.

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

The Collaboration Agreement provides that through the oversight of a joint steering committee comprised of representatives from both parties, the parties will collaborate on the development of (i) the Company’s series of GraftAssureIQ Transplant Monitoring Assays to measure and test the concentration of donor-derived cell-free DNA for RUO (the “RUO Assays”); and (ii) the Company’s GraftAssureDx Transplant Monitoring Assays that have received regulatory approval as an in vitro diagnostic device (the “IVD Kits”) for use on one or more Bio-Rad ddPCR instruments. Pursuant to the Collaboration Agreement, and toward the development of the RUO Assays and the IVD Kits, the Company will collect and screen samples, conduct feasibility testing and stability studies, and perform analytical validation, among other things; and Bio-Rad will supply its ddPCR instruments and platforms as well as manufacture and supply all consumables.

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the nine months ended September 30, 2025, the income statement amounts attributable to Bio-Rad transactions arising from the Collaboration Agreement, included cost of revenues, research and development expenses, sales and marketing expenses, general and administrative expenses, and interest expense, and in the aggregate have not been significant. See Note 9, “Related Party Transactions – Bio-Rad Transactions” for additional information. In addition, the Company is capitalizing RUO Assay related inventory costs (see Note 2, “Inventories” for additional information).

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company's single reportable segment profit or loss information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Laboratory Services	$260	$115	$2,892	$373
Laboratory Developed Test Services	—	—	—	22
Kitted Products	—	—	24	—
Total net revenues	260	115	2,916	395
Less:
Cost of revenues	100	26	1,045	133
Personnel-related expenses and board fees	3,329	2,861	9,493	8,375
Professional fees, legal, and outside services	1,881	1,236	5,448	3,626
Facilities and insurance	375	667	1,362	1,659
Laboratory supplies and expenses	955	681	1,956	1,483
Marketing and advertising	97	41	321	123
Travel and entertainment	185	189	639	435
Other segment items (1)	(97)	(1)	148	130
Segment loss from operations	(6,565)	(5,585)	(17,496)	(15,569)
Reconciliation of segment profit and loss:
Depreciation and amortization expenses	(584)	(340)	(1,634)	(1,001)
Stock-based compensation	(521)	(450)	(1,498)	(1,254)
Change in fair value of contingent consideration	(3,378)	(7,140)	(7,061)	(9,421)
Impairment loss on held for sale assets	—	—	—	(169)
Loss from operations	(11,048)	(13,515)	(27,689)	(27,414)
Interest expense	(29)	(31)	(83)	(54)
Other income, net	223	53	505	316
Income taxes	—	—	—	—
Net loss	$(10,854)	$(13,493)	$(27,267)	$(27,152)

(1)
Other segment items primarily includes delivery expenses, other business taxes and tax credits, clinical trial expenses and severance costs.

The Company's revenues and long-lived tangible assets by geographic area are presented below. Revenues are based on the customer country of domicile. Assets are based on the location of held assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Revenues by geographic area:
United States	$260	$115	$2,892	$204
Europe	—	—	24	—
United Kingdom	—	—	—	45
Asia-Pacific	—	—	—	146
Total net revenues	$260	$115	$2,916	$395

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2025	December 31, 2024
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$4,648	$5,543
Europe	1,291	611
United Kingdom	459	—
Asia-Pacific	89	170
Total	$6,487	$6,324

12. Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the consolidated financial statements were issued and determined that no events or transactions are required to be disclosed herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 included elsewhere in this Report, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. These historical consolidated financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly under Risk Factors in this Report and those Risk Factors in Part I, Item 1A. of our most recent Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC. For additional information, refer to the section above entitled “Cautionary Note Regarding Forward-Looking Statements.”

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

Our customer institutions are hospitals, transplant centers and labs. The decision to deploy our tests on behalf of patients or research studies supports front line doctors, including surgeons, nephrologists and oncologists, as well as researchers, pathologists, lab directors, medical directors, department heads, lab managers and chief medical officers.

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

Our primary near-term strategic market is organ transplant. Our molecular diagnostic tests are designed to help the industry to better address one of the leading challenges in the transplantation market – which is the body’s potential to reject the donor organ. We do this by detecting early evidence of graft organ damage in the blood through assessing a known biomarker known as donor-derived cell-free DNA. GraftAssureCore (Kidney), for example, can find donor kidney damage up to 11 months sooner than other protocols. GraftAssureCore is analytically and clinically validated in three major solid organ transplant types (kidney, liver and heart) by peer reviewed international publications. We received a positive coverage decision from MolDx for GraftAssureCore (Kidney) in August 2023, and it became commercially available for ordering in January 2024 through our CLIA-certified laboratory in Nashville, Tennessee. GraftAssureCore (Kidney) is broadly available to transplant professionals upon request. In December 2024, we confirmed Medicare reimbursement for also monitoring certain high-risk patients, that is, those with newly developed donor-specific antibodies. In May 2025, we received another positive coverage decision, which boosted the reimbursement rate per result to $2,753 for GraftAssureCore.

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

Under strict regulatory rules, our kitted tests may not be used in a clinical treatment setting until they have attained marketing authorization from the Food and Drug Administration (“FDA”) in the U.S. and In Vitro Diagnostic Medical Devices Regulation approval in the European Union. As such, we are working with these regulatory bodies to attain such clearance and approval, as applicable, supporting future distribution and higher sales of our products for clinical use. We have started a clinical trial in conjunction with our IVD submission expected by the end of 2025, supporting our transplant products.

We also have a services lab, certified under the CLIA and accredited by the College of American Pathologists, in Nashville, Tennessee, and a research and development lab in Göttingen, Germany. Our innovation centers in Nashville and Germany employ world-renowned research scientists who, we believe, are leaders in their fields.

Our secondary strategic market is in the field of oncology – namely through diagnostic tests that can measure and predict which patients will best respond to certain types of therapies, as well as provide efficacy monitoring for therapies. For example, we are continuing to develop DetermaIO, a test with promising data supporting its potential to help identify patients likely to respond to checkpoint inhibitor drugs. This new class of drugs modulate the immune response and show activity in multiple solid tumor types including non-small cell lung cancer and triple negative breast cancer. A kitted research product format of the underlying technology began proof-of-concept development in 2023. The application of immunotherapy is a global problem, and thus we expect partnering opportunities for each of our products as they reach clinical maturity. We expect to begin commercializing our oncology product line, which includes DetermaIO.

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

Results of Operations

Summary Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Net revenue	$260	$115	$145	126%	$2,916	$395	$2,521	638%
Cost of revenues	121	43	78	181%	1,107	184	923	502%
Cost of revenues – amortization of acquired intangibles	—	22	(22)	(100)%	7	66	(59)	(89)%
Research and development	3,878	2,817	1,061	38%	10,071	7,582	2,489	33%
Sales and marketing	1,386	1,043	343	33%	4,052	2,742	1,310	48%
General and administrative	2,545	2,565	(20)	(1)%	8,307	7,645	662	9%
Change in fair value of contingent consideration	3,378	7,140	(3,762)	(53)%	7,061	9,421	(2,360)	(25)%
Impairment loss on held for sale assets	—	—	—	—	—	169	(169)	(100)%
Loss from operations	(11,048)	(13,515)	2,467	(18)%	(27,689)	(27,414)	(275)	1%
Total other income, net	194	22	172	782%	422	262	160	61%
Loss before income taxes	(10,854)	(13,493)	2,639	(20)%	(27,267)	(27,152)	(115)	0%
Income taxes	—	—	—	—	—	—	—	—
Net loss	$(10,854)	$(13,493)	$2,639	(20)%	$(27,267)	$(27,152)	$(115)	0%

Results of Operations – Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024

Total net revenue increased to $260,000 for the three months ended September 30, 2025, compared to $115,000 in the comparable prior period primarily from Laboratory Services as further discussed below. Future Laboratory Services revenue is expected to be impacted as a result of our shift in strategic focus on commercializing our transplant kitted tests, and deploying our sales personnel toward signing new laboratory customers.

Net loss was $10.9 million for the three months ended September 30, 2025, compared to $13.5 million for the comparable prior period. Net loss decreased by $2.6 million primarily due to the change in fair value of contingent consideration and increased Laboratory Services revenue, which were partially offset by increases in certain operating expenses. Further details related to the change in net loss are as follows:

•
Laboratory Services revenue increased by $145,000. We earned Laboratory Services revenue primarily from one existing customer in the amount of approximately $260,000 during the third quarter of 2025. See below for additional revenue information.
•
Cost of revenues increased by $78,000, primarily related to labor and allocated overhead associated with performing our Laboratory Services. See below for additional cost of revenue information.
•
Cost of revenues - amortization of acquired intangibles decreased by $22,000. This relates to noncash amortization of our customer relationship intangible assets acquired as part of our merger with IGI, which became fully amortized in the first quarter of 2025.
•
Research and development expenses increased by $1.1 million, as we continue development of GraftAssureCore, GraftAsssureIQ, GraftAssureDx, DetermaIO and DetermaCNI. The main drivers of the increase were professional fees and laboratory costs, partially offset by facilities and insurance costs, certain business tax credits, and stock-based compensation. See below for additional details.
•
Sales and marketing expenses increased by $343,000, primarily attributable to continued ramp up in sales, marketing and advertising activities related to the transplant business, as well as supporting the commercialization efforts within oncology. The main drivers of the increase were personnel-related expenses, depreciation and amortization, and marketing and advertising, partially offset by facilities and insurance costs. See below for additional details.
•
General and administrative expenses decreased by $20,000, primarily due to decreases in facilities and insurance costs, and professional fees, partially offset by increases in personnel-related expenses and board fees, and stock-based compensation. See below for additional details.

•
Change in fair value of contingent consideration was a loss of $3.4 million in the third quarter of 2025 compared to a loss of $7.1 million in 2024. This change was due to changes in the fair value model inputs and revised estimates on if and when future payouts will occur. See below for additional information.
•
Total other income, net increased by $172,000, primarily due to additional interest income related to higher cash balances from our February 2025 Offering. See below for additional details.

Results of Operations – Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024

Total net revenue increased to $2.9 million for the nine months ended September 30, 2025, compared to $395,000 in the comparable prior period primarily from Laboratory Services as further discussed below. Future Laboratory Services revenue is expected to be impacted as a result of our shift in strategic focus on commercializing our transplant kitted tests, and deploying our sales personnel toward signing new laboratory customers.

Net loss was $27.3 million for the nine months ended September 30, 2025, compared to $27.2 million for the comparable prior period. Net loss increased by $115,000 primarily due to increases in operating expenses, which were partially offset by increased Laboratory Services revenue and the change in fair value of contingent consideration. Further details related to the change in net loss are as follows:

•
Laboratory Services revenue increased by $2.5 million. We earned Laboratory Services revenue primarily from one existing customer in the amount of approximately $2.9 million during 2025. In addition, we earned our first Kitted Products revenue in the amount of approximately $24,000 during 2025. See below for additional revenue information.
•
Cost of revenues increased by $923,000, primarily related to labor and allocated overhead associated with performing our Laboratory Services, and Kitted Products inventory costs and royalties based on net product sales. See below for additional cost of revenue information.
•
Cost of revenues - amortization of acquired intangibles decreased by $59,000. This relates to noncash amortization of our customer relationship intangible assets acquired as part of our merger with IGI, which became fully amortized in the first quarter of 2025.
•
Research and development expenses increased by $2.5 million, as we continue development of GraftAssureCore, GraftAsssureIQ, GraftAssureDx, DetermaIO and DetermaCNI. The main drivers of the increase were professional fees, laboratory costs, and depreciation and amortization, partially offset by personnel-related expenses, stock-based compensation and certain business tax credits. See below for additional details.
•
Sales and marketing expenses increased by $1.3 million, primarily attributable to continued ramp up in sales, marketing and advertising activities related to the transplant business, as well as supporting the commercialization efforts within oncology. The main drivers of the increase were personnel-related expenses, depreciation and amortization, marketing and advertising, and travel and entertainment. See below for additional details.
•
General and administrative expenses increased by $662,000, primarily due to increases in personnel-related expenses and board fees, and stock-based compensation, partially offset by facilities and insurance, professional fees and other expenses. See below for additional details.
•
Change in fair value of contingent consideration was a loss of $7.1 million in 2025 compared to a loss of $9.4 million in 2024. This change was due to changes in the fair value model inputs and revised estimates on if and when future payouts will occur. See below for additional information.
•
Impairment loss on held for sale assets in 2024 relates to various agreements to sell laboratory equipment and the subsequent fair value adjustments. See Note 2, “Assets Held for Sale,” to our consolidated financial statements included elsewhere in this Report for additional information.
•
Total other income, net increased by $160,000, primarily due to additional interest income related to higher cash balances from our February 2025 Offering, partially offset by additional interest expense related to our financing leases. See below for additional details.

Revenues

The following table shows our revenues by type:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Laboratory Services	$260	$115	$145	126%	$2,892	$373	$2,519	675%
Laboratory Developed Test Services	—	—	—	—	—	22	(22)	(100)%
Kitted Products	—	—	—	—	24	—	24	100%
Total	$260	$115	$145	126%	$2,916	$395	$2,521	638%

Laboratory Services are generally performed on a time and materials basis. Upon our completion of the service to the customer in accordance with the contract, we have the right to bill the customer for the agreed upon price (either on a per test or per deliverable basis) and recognize the Laboratory Services revenue at that time, on an accrual basis. Laboratory Services revenues are generated under discrete agreements for particular customer projects that generally expire with the completion or termination of the customer’s project. Accordingly, different customers may account for greater or lesser portions of Laboratory Services during different accounting periods, and Laboratory Services revenues may exhibit a larger variance from accounting period to accounting period than other revenues. Future Laboratory Services revenue is expected to be impacted as a result of our shift in strategic focus on commercializing our transplant kitted tests, and deploying our sales personnel toward signing new laboratory customers. Refer to Note 2, “Revenue Recognition – Laboratory Services” and “Disaggregation of Revenues and Concentrations of Credit Risk,” to our consolidated financial statements included elsewhere in this Report for additional information.

Laboratory Developed Test Services generally related to payments received from sales prior to the Razor Sale Transaction (see Note 2, “Investments in Privately Held Companies,” to our consolidated financial statements included elsewhere in this Report). We generated revenue from performing DetermaRx tests on clinical samples through orders received from physicians, hospitals, and other healthcare providers. For all payers other than Medicare, we needed to consider the novelty of the test, the uncertainty of receiving payment, or being subject to claims for a refund, from payers with whom iMDx did not have a sufficient payment collection history or contractual reimbursement agreements. Accordingly, for those payers, we recognized revenue upon payment. See Note 2, “Revenue Recognition – Laboratory Developed Test Services,” to our consolidated financial statements included elsewhere in this Report for additional information.

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

Cost of Revenues

Cost of revenues generally consists of cost of materials, direct labor including benefits, bonus and stock-based compensation, equipment and infrastructure expenses, clinical sample related costs associated with performing Laboratory Services and Laboratory Developed Test Services, providing deliverables according to our licensing agreements, license fees due to third-parties, amortization of acquired intangible assets, and Kitted Products inventory costs and royalties based on net product sales. Infrastructure expenses include depreciation of laboratory equipment, allocated rent costs, leasehold improvements, and allocated information technology costs for operations at iMDx’s CLIA-certified laboratory in Tennessee. Costs associated with generating service revenue are recorded as the tests or services are performed regardless of whether revenue was recognized. Royalties or revenue share payments for licensed technology calculated as a percentage of revenues generated using the associated technology, or from product sales, are recorded as expenses at the time the related revenues are recognized. Cost of revenues for Laboratory Services varies depending on the nature, timing, and scope of customer projects.

Research and Development Expenses

A summary of the main drivers of the change in research and development expenses is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024		$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses	$1,127	$1,080	$47	4%	$3,289	$3,462		$(173)	(5)%
Depreciation and amortization	328	234	94	40%	936	706		230	33%
Stock-based compensation	161	198	(37)	(19)%	529	607		(78)	(13)%
Laboratory supplies and expenses	955	681	274	40%	1,956	1,483		473	32%
Facilities and insurance	215	259	(44)	(17)%	551	549		2	0%
Professional fees, legal, and outside services	1,123	375	748	199%	2,707	734		1,973	269%
Travel and entertainment	25	14	11	79%	66	47		19	40%
Severance	—	—	—	—	83	—		83	100%
Other	(62)	(24)	(38)	158%	(64)	(8)		(56)	700%
Clinical trials	6	—	6	100%	18	2		16	800%
Total	$3,878	$2,817	$1,061	38%	$10,071	$7,582		$2,489	33%
% of Net Revenue	1492%	2450%		(958)%	345%	1919	%		(1574)%

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

We have started a clinical trial in conjunction with our IVD submission expected by the end of 2025, supporting our transplant products. We also may commence clinical trials of DetermaIO if we develop that diagnostic test to the point where we determine that its use as a clinical diagnostic appears to be feasible.

Sales and Marketing Expenses

A summary of the main drivers of the change in sales and marketing expenses is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses	$854	$703	$151	21%	$2,388	$1,918	$470	25%
Depreciation and amortization	170	1	169	100%	425	2	423	100%
Stock-based compensation	44	44	—	—	124	127	(3)	(2)%
Facilities and insurance	29	77	(48)	(62)%	129	116	13	11%
Professional fees, legal, and outside services	72	47	25	53%	158	178	(20)	(11)%
Marketing and advertising	97	41	56	137%	321	123	198	161%
Travel and entertainment	107	125	(18)	(14)%	391	267	124	46%
Other	13	5	8	160%	116	11	105	955%
Total	$1,386	$1,043	$343	33%	$4,052	$2,742	$1,310	48%
% of Net Revenue	533%	907%		(374)%	139%	694%		(555)%

We expect to continue to incur sales and marketing expenses for the foreseeable future, especially as we continue to commercialize GraftAssureCore and GraftAssureIQ, and if we successfully develop and begin commercializing GraftAssureDx, DetermaIO and DetermaCNI, or if we acquire and commercialize other diagnostic tests. Our commercialization efforts and expenses will also depend on the amount of capital that we are able to access to finance commercialization of our tests. Our future expenditures on sales and marketing will also depend on the amount of revenue that those efforts are likely to generate. Because physicians are more likely to prescribe a test for their patients if the cost is covered by Medicare or health insurance, demand for our diagnostic and other tests and our expenditures on sales and marketing are likely to increase if our diagnostic or other tests qualify for reimbursement by Medicare or private health insurance companies.

General and Administrative Expenses

A summary of the main drivers of the change in general and administrative expenses is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024		$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses and board fees	$1,348	$1,078	$270	25%	$3,816	$2,995		$821	27%
Depreciation and amortization	64	65	(1)	(2)%	204	175		29	17%
Stock-based compensation	316	206	110	53%	845	520		325	63%
Facilities and insurance	131	331	(200)	(60)%	682	994		(312)	(31)%
Professional fees, legal, and outside services	686	814	(128)	(16)%	2,583	2,714		(131)	(5)%
Travel and entertainment	53	50	3	6%	182	121		61	50%
Other	(53)	21	(74)	(352)%	(5)	126		(131)	(104)%
Total	$2,545	$2,565	$(20)	(1)%	$8,307	$7,645		$662	9%
% of Net Revenue	979%	2230%		(1252)%	285%	1935	%		(1651)%

Change in Fair Value of Contingent Consideration

We will pay contingent consideration if various payment milestones are triggered under the merger agreements through which we acquired IGI and Chronix. In 2025, we earned our first Kitted Products revenue, accordingly we will begin to pay related royalties to Chronix. See Note 3 to our consolidated financial statements included elsewhere in this Report for additional information. Changes in the fair value of the contingent consideration will be based on our reassessment of the key assumptions underlying the determination of this liability as changes in circumstances and conditions occur from the IGI and Chronix acquisition dates to the reporting periods being presented, with the subsequent changes in fair value recorded as part of our consolidated results from operations for such periods.

Other Income and Expenses

Other income and expenses are primarily comprised of interest income, interest expense and foreign currency gains and losses (see Note 2, “Foreign Currency Gains and Losses,” to our consolidated financial statements included elsewhere in this Report). Interest income is earned from money market funds we hold for capital preservation. Interest expense was incurred from our financing lease obligations (see Note 6 to our consolidated financial statements included elsewhere in this Report) and insurance financing activity.

Income Taxes

We did not record any provision or benefit for income taxes for the three and nine months ended September 30, 2025 and 2024, as we had a full valuation allowance for the periods presented. See Note 2 to our consolidated financial statements included elsewhere in this Report.

A valuation allowance is provided when it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from our net operating loss carry-forwards and other deferred tax assets.

Inflation

Although historically not significant to our results of operations, financial condition and cash flows, we may experience inflationary pressures, primarily in personnel costs, with certain laboratory supplies, from inventory costs related to certain raw materials, with essential vendors, including audit fees and regulatory consultants, and from tariff policies and potential countermeasures. The extent of any future impacts from inflation on our business and our results of operations will be dependent upon how long elevated inflation levels persist and the extent to which the rate of inflation were to increase, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, the purchasing power of our cash and cash equivalents may be diminished, our expenses could increase faster than anticipated and we may utilize our capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which we operate, our payers may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts. As such, the effects of inflation may adversely impact our results of operations, financial condition and cash flows. Refer to Note 1, “Business Risks,” to our consolidated financial statements included elsewhere in this Report for additional information about the risks that may impact our business.

Liquidity and Capital Resources

Our foreseeable material cash requirements as of September 30, 2025, are recognized as liabilities or generally are otherwise described in Note 6, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Report. Our cash requirements are generally derived from our operating and investing activities including expenditures for working capital, human capital, equipment purchases, lease payments, business development, investments in intellectual property, and business combinations. Our office lease obligations (net of sublease payments) and financing lease obligations, and contingent consideration obligations are further described in Note 6 and Note 3, respectively, to our consolidated financial statements included elsewhere in this Report. As of September 30, 2025 and December 31, 2024, we had no off-balance sheet arrangements, and historically we have not entered into any such arrangements. As of September 30, 2025 and December 31, 2024, we had unrecognized tax benefits totaling $1.1 million (see Note 2, “Income Taxes,” to our consolidated financial statements included elsewhere in this Report).

Since formation, we have financed our operations primarily through the sale of our common stock, preferred stock and common stock warrants (see Note 7 to our consolidated financial statements included elsewhere in this Report). We have incurred operating losses and negative operating cash flows since inception and had an accumulated deficit of $377.8 million as of September 30, 2025. At September 30, 2025, we had $18.7 million of cash and cash equivalents. Management anticipates that we may continue to incur operating losses and negative operating cash flows for the near future. Although it is difficult to predict our liquidity requirements, based on the going concern evaluation discussed in Note 1, “Liquidity,” to our consolidated financial statements included elsewhere in this Report, management believes that it will have sufficient cash to meet its projected operating requirements for at least the next twelve months following the issuance of these consolidated financial statements.

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

Our remaining restricted cash balance in the total amount of $1.5 million as of September 30, 2025 relates to a bank letter of credit required under our Irvine office lease. From July 1, 2025 and continuing on the first day of each calendar month thereafter, the letter of credit will be reduced by an amount equal to $60,714.29 on each such date, until the letter of credit is fully reduced, after which the letter of credit arrangement will terminate and iMDx will have no further obligation to maintain or deliver the letter of credit. See Note 6, “Office and Facilities Leases – Irvine Office Lease,” to our consolidated financial statements included elsewhere in this Report for additional information.

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

In April 2024, we entered into a global strategic partnership agreement with Bio-Rad to collaborate in the development and the commercialization of RUO and IVD kitted transplant products using Bio-Rad’s ddPCR instruments and reagents. In November 2024, iMDx and Bio-Rad entered into a memorandum of understanding with respect to such agreement to establish additional activities to be performed by each party pursuant to such agreement. Due to the significance of our arrangement with Bio-Rad, we are dependent on them with respect to many of our ongoing operations and future target performance, which also results in a concentration in the volume of business transacted with Bio-Rad. For more information regarding our transactions and business with Bio-Rad, see Note 9, “Related Party Transactions – Bio-Rad Transactions” and Note 10, “Collaborative Arrangements,” to our consolidated financial statements included elsewhere in this Report.

In addition to research, development, sales and marketing expenses, we will incur expenses from leasing and improving our offices and laboratory facilities in Nashville, Tennessee and Göttingen, Germany. In 2024 and 2025, we have expanded our Nashville and Germany facilities by extending and adding new office and laboratory leases. In 2024 and 2025, we have added various new laboratory machines to be used in our operations, under new financing leases or from purchases. As of September 30, 2025, we have acquired a total of 14 new machines for use in our operations. As of December 31, 2024, we had a total of seven new machines. See Note 6, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Report for additional operating and financing lease information.

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

We will need to continue to access additional capital to finance our operations, including the development and commercialization of our diagnostic tests, and making payments that may become due under our obligations to former IGI and Chronix shareholders, until such time as we are able to generate sufficient revenues to cover our operating expenses. Delays in our collaborative arrangement for the development and the commercialization of RUO and IVD kitted transplant products, or delays in obtaining regulatory approval to distribute our products for clinical use, or delays in the development of, or in obtaining reimbursement coverage from Medicare for DetermaIO and other future laboratory tests that we may develop or acquire, could prevent us from raising sufficient additional capital to finance the completion of development and commercial launch of those tests. However, additional financing may not be available on acceptable terms, if at all, including due to the difficult conditions in the capital markets, particularly with respect to securities of biotechnology and life sciences companies on the U.S. stock exchanges. Investors may be reluctant to provide us with capital until our tests are approved for reimbursement by Medicare or reimbursement by private healthcare insurers or healthcare providers, or until we begin generating significant amounts of revenue from selling and performing those tests.

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

Cash Flow from Operating Activities

During the nine months ended September 30, 2025, our total research and development expenses were $10.1 million, our sales and marketing expenses were $4.1 million, and our general and administrative expenses were $8.3 million. We also incurred $1.1 million in total cost of revenues, including $7,000 for amortization of intangible assets. Net loss for the period was $27.3 million, and our net cash used in operating activities amounted to $16.6 million. Our cash used in operating activities during 2025 did not include the following noncash items: $1.6 million in depreciation and amortization expenses, $1.5 million in stock-based compensation, $126,000 in other equity compensation expenses, $7.1 million loss from the change in fair value of contingent consideration, and unrealized currency translation losses of $170,000. Net changes in operating assets and liabilities for the period were $139,000 as a source of additional cash.

During the nine months ended September 30, 2024, our total research and development expenses were $7.6 million, our sales and marketing expenses were $2.7 million, and our general and administrative expenses were $7.6 million. We also incurred $250,000 in total cost of revenues, including $66,000 for amortization of intangible assets. Net loss for the period was $27.2 million, and our net cash used in operating activities amounted to $15.4 million. Our cash used in operating activities during 2024 did not include the following noncash items: $1.0 million in depreciation and amortization expenses, $1.3 million in stock-based compensation, $110,000 in other equity compensation expenses, $9.4 million loss from the change in fair value of contingent consideration, $169,000 impairment loss on held for sale assets, and unrealized currency translation losses of $29,000. Net changes in operating assets and liabilities for the period were $170,000 as an additional use of cash.

Cash Flow from Investing Activities

During the nine months ended September 30, 2025, net cash used in investing activities was $1.7 million from cash paid for construction in progress and purchases of machinery and equipment.

During the nine months ended September 30, 2024, net cash used in investing activities was $302,000 from cash paid for construction in progress and purchase of machinery and equipment.

Cash Flow from Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $28.3 million from $28.7 million of net cash proceeds from the February 2025 Offering, partially offset by repayments of financing lease obligations of $332,000.

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
•
Impairment of Long-Lived Assets;
•
Revenue Recognition and Allowance for Credit Losses;
•
Stock-Based Compensation; and
•
Income Taxes.

Going Concern Assessment

We assess going concern uncertainty in our consolidated financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital, including available loans or lines of credit, if any, to operate for a period of at least one year from the date our consolidated financial statements are issued (the “look-forward period”). As part of this assessment, based on conditions that are known and reasonably knowable to us, we consider various scenarios, forecasts, projections and estimates, including stress tests, and we make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail those expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable those implementations can be achieved and we have the proper authority to execute them within the look-forward period. For additional information, including our current assessment results, refer to Note 1 to our consolidated financial statements included elsewhere in this Report.

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

The fair value of contingent consideration after the acquisition date is reassessed by us as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in our consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities and, accordingly, the resulting gain or loss that we record in our consolidated financial statements. During the nine months ended September 30, 2025 and 2024, we recorded losses of $7.1 million and $9.4 million, respectively, related to the fair value of contingent consideration. As of September 30, 2025 and December 31, 2024, total contingent consideration liabilities were $45.0 million and $37.9 million, respectively. For additional information, refer to Note 3 to our consolidated financial statements included elsewhere in this Report.

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

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, which consists primarily of right-of-use assets, machinery and equipment, and finite-lived intangible assets, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. When such events or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount, we recognize an impairment based on the fair value of such assets. During the nine months ended September 30, 2024, we recognized an impairment loss on held for sale assets of $169,000. We have recorded no such impairments during 2025. For additional information, refer to Note 2, “Assets Held for Sale,” to our consolidated financial statements included elsewhere in this Report.

Revenue Recognition and Allowance for Credit Losses

Laboratory Services

Laboratory Services are generally performed under individual SOW arrangements or license agreements (together with SOW the “Laboratory Services Agreements”) with specific deliverables defined by the customer. Laboratory Services are performed on a (i) time and materials basis or (ii) per test completed basis. Upon completion of the service to the customer in accordance with a Laboratory Services Agreement, we have the right to bill the customer for the agreed upon price (either on a per test or per deliverable basis) and recognize Laboratory Service revenue at that time. Depending on the Laboratory Services Agreement, we may identify the services offered as a single performance obligation, or identify the processing of test samples as a separate performance obligation (considered a series) within license agreements. Completion of the service and satisfaction of the performance obligation is typically evidenced by acknowledgment of completed services, and access to the report or test made available to the customer or any other form or applicable manner of delivery defined in the Laboratory Services Agreements. However, for certain SOWs under which work is performed pursuant to the customer’s highly customized specifications, we have the enforceable right to bill the customer for work completed, rather than upon completion of the SOW. For those SOWs, we recognize revenue over a period during which the work is performed using a formula that accounts for expended efforts, generally measured in labor hours, as a percentage of total estimated efforts for the completion of the SOW. As performance obligations are satisfied under the Laboratory Services Agreements, any amounts earned as revenue and billed to the customer are included in accounts receivable.

We establish an allowance for credit losses based on the evaluation of the collectability of its Laboratory Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial condition, reasonable and supportable forecast that affect the collectability of the reported amount, and historical experience. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the credit loss reserve accounts. As of September 30, 2025 and December 31, 2024, we had an allowance for credit losses of $3,000 and $16,000, respectively, related to Laboratory Services.

Stock-Based Compensation

We recognize compensation expense related to share-based payment awards made to employees, board directors and other non-employees based on estimated fair values. We estimate the fair value of stock-based payment awards on the grant date and recognize the resulting fair value over the requisite service period on a straight-line basis. For stock-based awards that vest only upon the attainment of one or more performance goals, compensation cost is recognized if and when we determine that it is probable that the performance condition or conditions will be, or have been, achieved. For grants with market-based and time-based vesting conditions, the fair value is estimated using the Monte Carlo simulation model, which includes the estimated period to achievement of the performance and market conditions, which are subject to the achievement of the market-based goals established by us and continued employment. We utilize the Black-Scholes option pricing model for determining the fair value of standard time-based stock options. Our determination of fair value of share-based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. We estimate the expected volatility using our own stock price volatility for a period equal to the expected term of the options. The expected term of options granted is based on our own experience. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. Key inputs and assumptions may change as we continue to develop our Company estimates, experience and key inputs including our expected term, and stock price volatility based on the trading history of our stock in the public market. Changes in these subjective assumptions can materially affect the estimated value of equity grants and the stock-based compensation that we record in our consolidated financial statements. During the nine months ended September 30, 2025 and 2024, we recognized total stock-based compensation of $1.5 million and $1.3 million, respectively. For additional information, refer to Note 8 to our consolidated financial statements included elsewhere in this Report.

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

While we believe our LDTs are within the scope of the FDA’s enforcement discretion policy, and therefore not required to obtain clearance or approval before commercialization, the FDA may attempt to regulate LDTs in the future, which could lead to LDT product development delays and increased costs.

The FDA has a long-standing policy of enforcement discretion for LDTs, meaning the tests are not subject to the FDA’s medical device regulations. In May 2024, the FDA published a final rule that proposed to phase out its enforcement discretion policy for LDTs, unless exempt, and proposed to amend the FDA’s regulations to make explicit that IVDs are medical devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the diagnostic product is a laboratory. This final rule would have subjected LDTs to the same regulatory requirements as medical devices, including, in some cases, requiring pre-market clearance or approval. However, in March 2025, following a legal challenge to the FDA’s authority to regulate LDTs, the Eastern District of Texas vacated the final rule. The FDA did not appeal the decision to vacate the final rule, and, in September 2025, the FDA formally revoked the final rule, retaining the enforcement discretion policy for LDTs.

As a result, we do not believe our LDT products are currently required to receive FDA clearance or approval prior to use or otherwise comply with the FDA’s medical device regulations. However, the FDA may try to regulate LDTs in the future, and we cannot be certain any future attempt to regulate LDTs will be vacated. Any future LDT rule could subject our current or future LDT products to additional regulatory requirements, including pre-market clearance or approval requirements, which could delay or halt commercialization of our tests, increase costs and materially and adversely affect our business, financial condition, and results of operations.

We will need to obtain FDA and other regulatory approvals for any IVDs that we may develop in order to market those IVD tests, and we may not be able to obtain those regulatory approvals in a timely manner or at all.

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

In addition, the ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. In addition, the U.S. government has shut down multiple times in the past (including the shutdown that started on October 1, 2025 and became the longest government shutdown in history based on data going back to fiscal 1977) and certain regulatory agencies, such as the FDA, had to furlough employees and stop some of their activities. The effects of any prolonged government shutdown (including effects related to the shutdown that began October 2025) or a widespread freeze on federal funding could significantly impact the ability of the FDA to timely review and process our regulatory submissions, or cause other agencies that support the FDA to slow their work. Any such factors could have a material adverse effect on our business.

Further, presidential and congressional seat turnover may result in increased regulatory and economic uncertainty, including the spending priorities of the new U.S. presidential administration and Congress and what challenges budget reductions will present for us and our industry generally. For example, on January 20, 2025, President Trump announced an executive order establishing the “Department of Government Efficiency” to reform federal government processes and reduce expenditures. Changes in federal policy by the executive branch and regulatory agencies may occur over time through the new presidential administration’s and/or Congress’s policy and personnel changes, which could lead to changes involving our industry. However, the nature and timing of such potential changes remain highly uncertain. At this time, it is unclear whether and how any future changes or uncertainty surrounding future changes will adversely affect our business, but material adverse effects are possible.

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

On July 17, 2025, several MolDx MACs published a new “MolDX: Molecular Testing for Solid Organ Allograft Rejection” draft LCD (L38671), that, if adopted, would revise the existing foundational LCD, “MolDX: Molecular Testing for Solid Organ Allograft Rejection” (L38568 and L38629). In the draft LCD, surveillance use is explicitly contemplated and MolDx proposes capping the number of surveillance tests for kidney in year-one at four and subsequent years at two per year, and year-one tests for heart and lung would be capped at 12 tests per year. The comment period ran from July 17, 2025 through August 31, 2025 and an open meeting was held August 25, 2025.

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

Any decision by CMS or its local contractors to reduce or deny coverage for our tests would have a significant adverse effect on our revenue and results of operations and ability to operate and access capital. Any such decision could also cause affected clinicians treating Medicare-covered patients to reduce or discontinue the use of our tests.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On July 24, 2025, August 25, 2025, September 24, 2025 and October 24, 2025, we issued to LifeSci Advisors, LLC (“LifeSci”) 2,703 shares, 3,213 shares, 2,443 shares and 1,207 shares of our common stock, respectively. The shares issued to LifeSci were issued without registration under the Securities Act in reliance on the exemption from registration under Section 4(a)(2).

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

Third Amended and Restated Bylaws of Insight Molecular Diagnostics Inc.(incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2025)

10.1#

Amendment to Employment Agreement, effective September 29, 2025, by and between Insight Molecular Diagnostics Inc. and Ekkehard Schütz (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2025)

31.1*

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

Date: November 10, 2025	/s/ Joshua Riggs
Joshua Riggs
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2025	/s/ Andrea James
Andrea James
Chief Financial Officer (Principal Financial Officer)