Form 10-K
period 2025-12-31
Insight Molecular Diagnostics Inc.
filed 2026-03-26
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 001-37648

Insight Molecular Diagnostics Inc.

(Exact name of registrant as specified in its charter)

California	27-1041563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 International Plaza Dr., Suite 510

Nashville, Tennessee 37217

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (615) 255-8880

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

The aggregate market value of shares of voting and non-voting common stock held by non-affiliates computed by reference to the price at which shares of common stock were last sold as of June 30, 2025 was approximately $32.4 million. Shares held by each executive officer and director and by each person who beneficially owns more than 10% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of issuer's common stock, no par value, outstanding as of March 19, 2026 was 32,167,978.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Shareholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year ended December 31, 2025, are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

INSIGHT MOLECULAR DIAGNOSTICS INC.

December 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K for the year ended December 31, 2025 (this “Report”) are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements pertaining to future financial and/or operating results, future growth in research, technology, clinical development, and potential opportunities for Insight Molecular Diagnostics Inc., or iMDx (f/k/a Oncocyte Corporation), along with other statements about the future expectations, beliefs, goals, plans, or prospects expressed by management. Any statements that are not historical fact (including, but not limited to statements that contain words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” or similar expressions or the negative of such terms) should also be considered to be forward-looking statements. Forward-looking statements involve risks and uncertainties, including, without limitation, risks inherent in the development and/or commercialization of potential products, uncertainty in the results of clinical trials or regulatory approvals, need and ability to obtain future capital, and maintenance of intellectual property rights. Actual results may differ materially from the results anticipated in these forward-looking statements and as such should be evaluated together with the many uncertainties that affect the businesses of iMDx, particularly those mentioned in this Report under “Risk Factors” in Part I, Item 1A. Except as required by law, iMDx undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The forward-looking statements include, among other things, statements about:

•
the timing and potential achievement of future milestones;
•
the timing and our ability to obtain and maintain coverage and reimbursements from the Centers for Medicare and Medicaid Services and other third-party payers, including within the U.S. and outside of the U.S.;
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

We have rebranded our VitaGraft assay (VitaGraft Kidney and VitaGraft Liver), which is our lab developed test, under the name GraftAssureCore. We also rebranded our kitted research use only assay, GraftAssure, as “GraftAssureIQ,” and our future kitted clinical assay as “GraftAssureDx.”

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

PART I

Summary of Risk Factors

We face many risks and uncertainties, as more fully described in this section under the heading Item 1A. “Risk Factors.” Some of these risks and uncertainties are summarized below. The summary below does not contain all of the information that may be important to you, and you should read this summary together with the more detailed discussion of these risks and uncertainties contained in “Risk Factors.”

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
•
We may incur significant cash payment and common stock issuance obligations under our agreements arising from our investments in IGI and Chronix.

Summary - Risks Related to Our Business Operations

•
Our revenues in the near term will depend on our ability to commercialize a small number of diagnostic tests.
•
The research and development work we are doing is costly, time consuming, and uncertain as to its results.
•
Increased competition from, and technological advances by, our competitors could negatively affect our operating results.
•
Sales of our diagnostic tests could be adversely impacted by the reluctance of physicians to adopt the use of our tests and by the availability of competing diagnostic tests.
•
Defects, failures or quality issues associated with our products could lead to product recalls or safety alerts, adverse regulatory actions, product liability lawsuits and other litigation and negative publicity. If we are unable to obtain or maintain sufficient insurance, a product liability claim against us could adversely affect our business.
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
•
We are, and may become, dependent on collaborations to develop and commercialize our diagnostic test candidates and to provide the manufacturing, regulatory compliance, sales, marketing and distribution capabilities required for the success of our business.
•
Our business could be adversely affected if we lose the services of the key personnel upon whom we depend.
•
Our business and operations could suffer in the event of system failures.
•
Security breaches and other disruptions could compromise our information and expose us to liability, and could cause our business and reputation to suffer.
•
Failure of our internal control over financial reporting could harm our business and financial results.
•
We are subject to laws and regulations governing corruption, which may require us to develop, maintain, and implement costly compliance programs.
•
We may become subject to litigation, which could harm our stock price, business, results of operations and financial condition.
•
We may undertake strategic acquisitions in the future, and difficulties integrating such acquisitions could damage our ability to achieve or sustain profitability.
•
Our business could be adversely impacted by inflation.

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

•
We currently market certain IVDs for RUO that have not been cleared by the FDA in reliance on the regulatory exemption for IVDs intended for RUO, but if the FDA determines that our RUO tests do not meet the applicable requirements for exemption or have intended uses that are inconsistent with RUO tests, we may be required to suspend commercialization of such products until we can obtain the requisite FDA clearance and/or subject to FDA warning or untitled letters, seizure, injunction, fines, or other enforcement action.
•
We will need to obtain FDA and other regulatory approvals for any IVDs that we may develop in order to market those IVD tests, and we may not be able to obtain those regulatory approvals in a timely manner or at all.
•
Our ability to commercialize our products is dependent on availability and sufficiency of third-party payer coverage and our ability to ensure our tests remain reimbursed or attain reimbursement by Medicare, and the loss of, or a significant reduction in, reimbursement from Medicare or the CMS would have a material adverse impact on our business.
•
Clinical trial failures can occur at any stage of the testing and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of our current or future diagnostic tests.
•
Changes in healthcare laws may have a material adverse effect on our financial condition, results of operations and cash flows.
•
Because of certain Medicare billing policies, we may not receive complete reimbursement for tests provided to Medicare patients.
•
Long payment cycles of Medicare, Medicaid and other third-party payers, or other payment delays, could hurt our cash flows and increase our need for working capital.
•
Private health insurance company policies may deny coverage or limit reimbursement for the performance of our diagnostic tests.
•
We will be required to comply with federal and state laws governing the privacy of health information, and any failure to comply with these laws could result in material criminal and civil penalties.
•
We are subject to numerous federal and state statutes and regulations pertaining to our business and are subject to government oversight and scrutiny for our compliance with such laws. Laboratory and health care regulatory compliance efforts are expensive and time-consuming, and failure to maintain compliance with applicable laws could result in enforcement action which could be detrimental to our business.
•
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
•
We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful.
•
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

Summary - Risks Related to Our Common Stock

•
The trading price of our common stock is highly volatile, and purchasers of our common stock could incur substantial losses.
•
Because we do not pay dividends, our stock may not be a suitable investment for anyone who needs to earn dividend income.
•
Securities analysts may not cover our common stock, and this may have a negative impact on the market price of our shares.
•
You may experience dilution of your ownership interests if we issue additional shares of common stock or preferred stock.
•
We are a “smaller reporting company” under the SEC’s disclosure rules and have elected to comply with the reduced disclosure requirements applicable to smaller reporting companies.
•
Failure to establish and maintain adequate finance infrastructure and accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.
•
Failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.

Item 1. Business.

Overview

We are a pioneering diagnostics technology company. Our mission is to expand access to novel molecular diagnostic testing, most immediately in the transplanted organ rejection testing category.

We are developing molecular diagnostic test kits designed to empower our customers to run their own tests in-house to participate in the patient-care value chain, which is counter-positioned with the send-out-testing central laboratory model. Our decentralized approach also puts testing in the hands of researchers to enable more studies, which we believe can improve standards of care while also creating demand for more testing. We believe that combining innovative science with a simple, but disruptive, business model can create substantial value. Our initial targeted customer institutions are hospitals, transplant centers and labs. The decisions to deploy our tests come from doctors, including surgeons, nephrologists and oncologists, as well as researchers, pathologists, lab directors, medical directors, department heads, lab managers and chief medical officers.

We are a science-driven organization that champions scientific integrity and inquiry. We employ scientists who generate intellectual property in our strategic target markets. We have built and acquired an intellectual property portfolio that we believe will enable us to gain share in well-established clinical and research markets.

Our current intellectual property portfolio comprises three general areas: 1) organ transplant, 2) oncology therapy selection, and 3) oncology therapy monitoring. Within these categories, we have developed or are in the process of developing laboratory developed tests (“LDTs”) that can be run at our Franklin, Tennessee laboratory, kitted research use only (“RUO”) tests, and in vitro diagnostic (“IVD”) kitted clinical tests that can be run by local labs.

Our primary near-term strategic market is organ transplant. We seek to deliver the industry-leading molecular diagnostic test kit for clinical use that decentralizes access to organ health testing for transplant patients. We expect that enabling in-house testing will deliver new value in the roughly $2 billion addressable market for kitted transplant rejection testing. We also believe that decentralizing access to transplanted organ rejection testing will bring care closer to the patient and help hospitals to operate more sustainably, as well as create a rapidly growing, high-margin, recurring business model.

iMDx’s flagship transplant testing technology quantifies a molecular biomarker known as donor-derived cell-free DNA (“dd-cfDNA”). Our scientists in Germany and the U.S. have played a critical role over the past decade in developing the science that helped establish dd-cfDNA as a trusted biomarker of transplanted organ rejection. Under the GraftAssure™ brand, iMDx’s transplant diagnostics include the following:

•
GraftAssureCore – The company’s LDT, currently reimbursed by Centers for Medicare & Medicaid Services (“CMS”) and performed at iMDx’s Clinical Laboratory Improvements Amendment (“CLIA”) certified laboratory in Franklin, Tennessee.
•
GraftAssureIQ – An RUO kit intended and labeled for non-clinical applications.
•
GraftAssureDx – The IVD kit currently in development for use in clinical decision-making.

Our GraftAssure family of assays are performed on a digital PCR instrument that is manufactured by Bio-Rad Laboratories, Inc. (“Bio-Rad”). Consequently, we have entered into a global strategic partnership agreement with Bio-Rad to collaborate in the development and the commercialization of kitted transplant products for clinical use (see Note 10, “Collaborative Arrangements,” to our consolidated financial statements included elsewhere in this Report for additional information). In May 2025, we sold our first GraftAssureIQ kits to a research laboratory customer (see Note 2, “Revenue Recognition – Kitted Products,” to our consolidated financial statements included elsewhere in this Report for additional information).

On February 20, 2026, we entered into a Specimen Collection Agreement with a national reference lab provider. Pursuant to the agreement, the lab provider will provide specimen collection-related services, which may include, among other things, the collection, handling, processing, and delivery of specimens upon which we will perform testing with our GraftAssureCore test. See Note 13, “Subsequent Events – Specimen Collection Agreement,” to our consolidated financial statements included elsewhere in this Report for additional information.

Under strict regulatory rules, our kitted tests may not be used in a clinical treatment setting until they have attained marketing authorization from the Food and Drug Administration (“FDA”) for U.S. sales, and In Vitro Diagnostic Medical Devices Regulation approval, for European Union (“EU”) sales. As such, we are working with these regulatory bodies to attain such clearance and approval, as applicable, supporting future distribution and higher sales of our products for clinical use. In 2025, we started a clinical trial in conjunction with our IVD submission for GraftAssureDx. On March 25, 2026, we submitted a data package to the FDA seeking marketing authorization for GraftAssureDx, which is the kitted version of our transplanted organ rejection monitoring assay. We believe that our assays will perform across multiple tissue, or organ, types, and we are pursuing regulatory authorization in kidneys first.

We also have a services lab, certified under the CLIA and accredited by the College of American Pathologists (“CAP”), in Franklin, Tennessee, and research and development labs in Nashville, Tennessee and Göttingen, Germany. Our innovation centers in Nashville and Germany employ research scientists whom we believe are leaders in their fields.

Our secondary strategic market is in the field of oncology. The inherent uncertainties of developing and commercializing new diagnostic tests for medical use make it impossible to predict the amount of time and expense that will be required to complete the development and commercialization of our oncology tests. We continue to dedicate a minimum amount of resources to our oncology assays, DetermaIO and DetermaCNI, although currently we do not intend to commercialize either in the next 12 months.

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

Billing, Coverage, and Reimbursement for our Laboratory Tests

We are currently in the process of developing and commercializing GraftAssureCore, GraftAssureIQ and GraftAssureDx.

Medicare

For diagnostic tests, CMS reimbursement is critically important. CMS relies on a network of Medicare Administrative Contractors (“MACs”) to develop and implement local coverage determinations (“LCDs”), which are jurisdiction-specific coverage policies that define the clinical and technical criteria under which Medicare will reimburse for particular tests or services.

The MolDX Program was developed by the Palmetto GBA MAC to establish coverage and reimbursement for molecular diagnostic tests. MolDX has developed guidelines outlining the level of clinical evidence required to support positive coverage determinations under specific LCD policies. Its coverage and reimbursement decisions are followed by MACs overseeing healthcare reimbursement in 28 of 50 states.

MACs also serve as the primary operational contacts between the Medicare Fee-For-Service program, for paying Medicare claims, and the approximately 1.5 million healthcare providers enrolled in the program. Delays in obtaining MAC approval, or any changes made related to any favorable LCDs, could have a material adverse impact on our business. Any such decision could also cause affected clinicians treating Medicare-covered patients to reduce or discontinue the use of our tests. Further, third‑party payers often follow Medicare coverage policy and payment limitations in setting their own coverage and payment rates and therefore their coverage and payment determinations may likewise be affected by any such decisions. See Part I, Item 1A. “Risk Factors – Risks Related to Our Industry – Our ability to commercialize our products is dependent on availability and sufficiency of third-party payer coverage and our ability to ensure our tests remain reimbursed or attain reimbursement by Medicare, and the loss of, or a significant reduction in, reimbursement from Medicare or the CMS would have a material adverse impact on our business.”

CMS issued a positive coverage decision for GraftAssureCore in August 2023, and since then, expanded coverage to include the test for organ rejection surveillance in certain high-risk transplant patients. In May 2025, CMS increased its reimbursement price for the assay to $2,753 per result.

Private Third-Party Payers

In addition to seeking Medicare reimbursement approval, we will seek reimbursement approval from private payers such as health insurance companies and HMOs. Private payers generally will determine whether to approve a diagnostic test for reimbursement based on the published results of clinical validity and utility studies and may base their decision on whether to cover a test, and at what level to reimburse, on the MAC’s LCD. Obtaining private payer medical coverage generally takes twelve to twenty-four months from the time that sufficient evidence is demonstrated. In the interim, we will bill commercial payers and appeal any denials using the published clinical evidence supporting the utility of the test.

Reimbursement rates paid by private third-party payers can vary based on whether the laboratory is considered “in-network,” “participating,” “covered,” “out-of-network” or “non-participating.” Currently, we are out-of-network with all commercial payers. While these definitions can vary among payers, an in-network laboratory usually has a contract with the payer or benefits provider. Such contracts govern, among other things, service-level agreements and reimbursement rates. In certain instances, an insurance company may negotiate an in-network rate for our testing. An in-network laboratory may have per-test reimbursement rates that are lower than those that are out-of-network, and such rates can vary widely. Rates vary based on the payer, the testing type and often the specifics of the patient’s insurance plan. If a laboratory agrees to contract as an in-network provider, it generally expects to receive faster payment and access to a larger population of covered patients. However, until we are able to negotiate contracts with commercial payers, we expect to be considered “out-of-network” or “non-participating” by payers who cover the vast majority of commercially insured patients.

We cannot predict whether, or under what circumstances, payers will reimburse for our tests or if our efforts to appeal denied claims will be successful. While we have a rigorous process for prior authorization, appeals to overturn denials, and contract negotiation with commercial payers, full or partial denial of coverage by payers, or reimbursement at inadequate levels, would have a material adverse impact on our business and on market acceptance of our tests.

Billing and Collection

Where there is a private or governmental third-party payer coverage policy in place, we will bill in accordance with the established policy. Where there is no coverage policy in place, we will pursue reimbursement on a case-by-case basis. Our efforts in obtaining reimbursement based on individual claims, including pursuing appeals or reconsideration of claims denials, could take a substantial amount of time, and bills may not be paid for many months, if at all. Furthermore, if a third-party payer denies coverage after final appeal, payment may not be received at all.

Corporate Information

We were incorporated in September 2009 in the state of California. Our principal executive offices are located at 2 International Plaza Dr., Suite 510, Nashville, Tennessee, 37217. Our telephone number is (615) 255-8880. Our website is www.imdxinc.com. Information contained on, or that can be accessed through, our website, is not, and shall not be deemed to be, incorporated into or be considered a part of this Report.

Competition

Our industry is highly competitive and characterized by rapid technological change, including the rapid expansion of the use of artificial intelligence (“AI”) and machine learning. Key competitive factors in our industry include, among others, the ability to successfully complete clinical studies, the ability to obtain any required regulatory approval, average selling prices of competing tests, CLIA laboratory capacity and costs, intellectual property and patent rights, and sales and marketing capabilities. We are an early-stage company with limited resources and many of our competitors have substantially more resources than we do, including financial, technical and sales resources. In addition, many of our competitors have more experience than we have in the development and commercialization of diagnostic tests. We are also competing with academic institutions, governmental agencies and private organizations that conduct research in our field. Our competition will be determined in part by the potential indications for which our lead test candidates are developed and ultimately marketed. Additionally, the timing of market introduction of our diagnostic tests or of competitors’ tests may be an important competitive factor.

Our organ transplant rejection monitoring tests compete with other methods of assessing graft organ health, such as performing a manual biopsy, as well as liquid biopsy tests from competitors that measure dd-cfDNA, including CareDx, Inc., Natera, Inc., Transplant Genomics, Omixon Inc. and Devyser. Three of our competitors (CareDx, Inc., Natera, Inc. and Transplant Genomics) have an established customer base. We aim to compete by selling test kits that enable labs to run patient samples locally. We believe that by leveraging digital PCR technology, our tests have attractive sample economics even at low volumes, offer fast turnaround times and offer native absolute quantification, which we expect may be differentiators in the marketplace. Based on our research of customer needs, we believe that turnaround time matters to practitioners and that sample economics are important to local labs.

Our oncology assets compete with multiple biomarkers already in clinical use or in development. We continue to dedicate a minimum amount of resources to our oncology assays, DetermaIO and DetermaCNI, however, we currently do not intend to begin commercializing our oncology assets in the next 12 months.

Facilities

We operate a CLIA-certified laboratory and maintain office space located in the Nashville, Tennessee area under multiple lease arrangements. Since June 2025, our Nashville location serves as our principal executive and administrative offices. We also operate a research and development laboratory and maintain office space in Göttingen, Germany under multiple lease arrangements. Our Germany lab serves as the center of excellence for our blood-based monitoring program.

Materials

There is a limited number of manufacturers of molecular testing equipment and related chemical reagents necessary for the provision of our tests. Additionally, the chemical reagents used with the testing equipment we choose are available only from the equipment manufacturer. This situation poses a risk to us. If we were to encounter inconsistent results using testing equipment and reagents from one manufacturer, we would need to switch to testing equipment from a different manufacturer. If issues were to arise with the testing equipment or with the reagents we are using, causing us to acquire different testing equipment again, we would need to conduct additional laboratory studies to determine whether our previous test results can be reproduced using the new equipment. If similar issues were to arise after commercialization of a test, we could experience a disruption in providing the tests to patients and we would lose revenue and potentially market share as a result. See Part I, Item 1A. “Risk Factors – Risks Related to Our Business Operations – There is a limited number of manufacturers of molecular diagnostic testing equipment and related chemical reagents necessary for the provision of our diagnostic tests.”

Patents and Trade Secrets

We rely primarily on patents and contractual obligations with employees and third parties to protect our proprietary rights. We have sought, and intend to continue to seek, appropriate patent protection for important and strategic components of our proprietary technologies by filing patent applications in the United States and certain foreign countries. There can be no assurance that any of our patents will guarantee protection or market exclusivity for our diagnostic tests and diagnostic test candidates. We may also use license agreements both to access technologies developed by other companies and universities and to convey certain intellectual property rights to others. Our financial success will be dependent, in part, on our ability to obtain commercially valuable patent claims, to protect our intellectual property rights, and to operate without infringing upon the proprietary rights of others.

Through our acquisition of Insight Genetics, Inc. (“IGI”) in January 2020 and Chronix Biomedical, Inc. (“Chronix”) in April 2021, we obtained exclusive rights to additional intellectual property, including trade secrets, registered trademarks, domain names, copyrights, issued and reissued patents and pending applications, and software material, and have, since our acquisition of IGI, filed our own patents applications to protect DetermaIO in Australia, Canada, China, Europe, Japan, Korea, and the U.S.

Through our acquisition of Chronix in April 2021, we obtained intellectual property rights to nine patent families in the field of detection of cell-free tumor DNA and quantification of dd-cfDNA, with numerous already issued patents in the U.S. and EU, expiring between April 2031 and September 2035. In addition, we obtained trade secrets, registered trademarks, domain names, copyrights and proprietary software material.

On July 15, 2025, we were awarded U.S. Patent No. 12,359,252, which covers our method for detecting and treating colorectal cancer using circulating nucleic acid biomarkers. This patent reinforces our intellectual property around noninvasive cancer detection and supports our strategy to expand into blood-based cancer diagnostics. Protecting a method to identify and treat colorectal cancer using cell-free DNA from a simple blood draw opens the door for us for future screening tools that could broaden our clinical offerings and create new oncology market opportunities.

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

In addition, others may independently develop similar or alternative technologies, duplicate any of our technologies and, if patents are licensed or issued to us, design around the patented technologies licensed to or developed by us. Moreover, we could incur substantial costs in litigation if we have to defend ourselves in patent lawsuits brought by third parties or if we initiate such lawsuits. For additional information regarding the risks related to obtaining and enforcing patent protection, see Part I, Item 1A. “Risk Factors – Risks Related to Intellectual Property.”

The United States Supreme Court’s decisions in Mayo Collaborative Services v. Prometheus Laboratories, Inc. and Association for Molecular Pathology v. Myriad Genetics may limit our ability to obtain patent protection on diagnostic methods that merely recite a correlation between a naturally occurring event and a diagnostic outcome associated with that event. For example, in Mayo Collaborative Services v. Prometheus Laboratories, Inc., the Supreme Court ruled that patent protection is not available for the simple use of a mathematical correlation of the presence of a well-known naturally occurring metabolite (a body chemical) as a means of determining proper drug dosage, which may be relevant to our oncology assays under development. This ruling may limit the patentability of diagnostic methods relying on natural biological processes.

In Association for Molecular Pathology v. Myriad Genetics, the Supreme Court ruled that claims to isolated DNA are not patent eligible because the claims cover a product of nature. This may enable companies to develop and offer copycat-type DNA isolates and diagnostic tests for patented genes without fear of infringement because such previously existing patents are likely now invalid. In contrast, the Court held that a modified version of DNA is patent-eligible because it is not naturally occurring. This ruling may limit the patentability of composition claims on certain gene sequences.

The United States Patent and Trademark Office (the “USPTO”) has said that diagnostic processes based on natural principles can still be patentable if they include meaningful additional steps that go beyond the natural principle itself. For example, adding a specific limitation other than what is well-understood, routine, conventional activity in the field, or adding unconventional steps that confine the claim to a particular useful application can prove to be meaningful. Because our tests use new methods as well as newly discovered materials, we believe patent protection is still possible, but there is no guarantee that pending patent applications will be granted or that our existing patents would hold up if challenged.

The USPTO has also issued multiple Subject Matter Eligibility Updates, including new examples in the life sciences, to provide further guidance in determining subject matter eligibility. In one example related to diagnosing and/or treating julitis in a patient, claims that recited specific and unconventional reagents and/or treatments were determined to be patent eligible. Similarly, in another example related to screening for gene alterations, claims were considered patent eligible because they recited specific and unconventional ways of gathering data. These examples provide favorable exemplary subject matter eligibility analysis of hypothetical claims covering diagnostic tests and claims drawn from case law. This update from the USPTO does not change our opinion on our ability to obtain meaningful patent protection.

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

Post Grant Review under the America Invents Act makes available opposition-like proceedings in the United States. As with the USPTO interference proceedings, Post Grant Review proceedings will be very expensive to contest and can result in invalidation of a recently issued patent. To invoke a post-grant review, a challenge must be filed within nine months of a patent’s issuance or reissuance. Post-grant review can be sought based on any grounds that can be used to challenge the validity of a patent claim, with the exception of failure to disclose the best mode. Also, a derivation proceeding may be instituted by the USPTO based on a petition filed by an applicant alleging that an earlier patent or application was derived from the work of the applicant.

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

Under CLIA, a laboratory is defined as any facility that performs laboratory testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease, or the impairment of, or assessment of health of human beings. Since our laboratory in Franklin, Tennessee meets this definition, CLIA requires that we hold a certificate applicable to the complexity of the categories of testing we perform and that we comply with certain standards. Laboratories performing high complexity testing are required to meet more stringent requirements than laboratories performing less complex tests. CLIA regulations require clinical laboratories like ours to comply with various operational, personnel, facilities administration, quality, and proficiency testing requirements intended to ensure that testing services are accurate, reliable and timely. CLIA certification is a prerequisite for reimbursement eligibility for services provided to state and federal health care program beneficiaries. CLIA is user-fee funded. Therefore, all costs of administering the program must be covered by the regulated facilities, including certification and survey costs. CMS enforces CLIA compliance. CMS granted the CAP Laboratory Accreditation Program deeming authority, which allows CAP inspection in lieu of a CMS inspection. Our laboratory in Franklin, Tennessee is CLIA-certified and CAP-accredited.

FDA Regulation of Diagnostic Tests

We believe we have designed, developed, and are validating our tests as LDTs and within the scope of the FDA’s enforcement discretion policy, and therefore not required to comply with FDA requirements for medical devices, such as registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls.

However, there have been initiatives to end FDA’s policy of enforcement discretion and subject IVDs to regulation as medical devices. Such initiatives have been unsuccessful, but we cannot predict whether there will be additional initiatives in the future and whether they will be successful in increasing the regulatory requirements for IVDs. For example, in May 2024, the FDA finalized a rule, amending its definition of “in vitro diagnostic products” in FDA regulations to state that IVDs are devices under the Federal Food, Drug, and Cosmetic Act “including when the manufacturer of these products is a laboratory” and announced that the general enforcement discretion approach should be phased out. Before the rule took effect, a federal district court vacated the rule, reinstating the FDA’s policy of enforcement discretion.

In addition, Congress has previously considered, and may consider in the future, legislative proposals that would amend the regulatory framework for LDTs, including, among other requirements, FDA premarket review of certain LDTs. We cannot predict the outcome of any future legislation relating to the FDA’s regulation of LDTs.

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

State Laboratory Licensing

In addition to federal certification requirements of laboratories under CLIA, we are required to maintain licensure under Tennessee law for our laboratory in Franklin, Tennessee. State laws generally include standards for the day-to-day operation of a clinical reference laboratory, including the training and skills required of personnel and quality control. In addition, those laws often mandate proficiency testing, which involves testing of specimens that have been specifically prepared for the laboratory.

Some states require licensure of out-of-state laboratories that accept specimens from those states (e.g., Pennsylvania, Rhode Island, Maryland and California). Our laboratories will need to pass various state inspections in order to get licensed to provide LDTs in each of state that requires licensure. CLIA provides that a state may adopt laboratory regulations that are more stringent than those under federal law, and two states, New York and Washington, have met that standard and therefore substitute for the federal CLIA program. In addition, some, but not all, states require a separate state license or permit, which must be obtained in addition to a CLIA certificate, and some states require a laboratory doing business in that state to be licensed even if the laboratory is located in another state.

Our laboratory in Franklin, Tennessee is licensed by the appropriate state agencies in the states in which we do business, if such licensure is required. We may become aware from time to time of certain states that require out-of-state laboratories to obtain licensure to accept specimens from patients within the state. If we identify any other state with such requirements, or if we are contacted by any other state advising us of such requirements, we intend to follow all instructions from the state regulators regarding compliance with such requirements. If our laboratory is out of compliance with state laws or regulations governing licensed laboratories, a state may impose penalties, which vary from state to state but may include suspension, limitation, revocation or annulment of the license, assessment of financial penalties or fines, or imprisonment. We believe that we are in material compliance with all applicable licensing laws and regulations applicable to us.

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

Regulation of Research Use Only Products

Some of our product development projects are intended to be sold for research purposes in the U.S., and labeled “For Research Use Only” or “for molecular biology applications.” RUO refers to devices that are in the laboratory phase of development, while investigational use only, or IUO, refers to devices that are in the product testing phase of development. These types of devices are exempt from most regulatory controls pursuant to long-standing FDA guidance on RUO/IUO products. These products are exempt from FDA’s premarket review and other requirements as long as they are not promoted for clinical diagnostic use, and iMDx does not provide technical assistance to clinical laboratories with respect to these tests. If FDA were to disagree with our designation of any of these products, we could be forced to obtain the appropriate regulatory clearances or approval prior to commercialization and could face enforcement action.

Regulation of In Vitro Diagnostics

Unless subject to an exemption, such as being labeled for research use only, IVDs are regulated by the FDA as medical devices and subject to the regulatory controls under CLIA and the Federal Food, Drug, and Cosmetic Act and the FDA’s implementing regulations, including both premarket and post market regulatory controls.

The particular premarket requirements that must be met to market a medical device in the United States will depend on the classification of the device under FDA regulations based on the degree of risk it presents. Class I devices (lowest risk) are generally subject to “general controls”; Class II devices (moderate risk) are subject to general and “special controls”; and Class III devices (highest risk) typically require Premarket Approval (“PMA”).

Most Class I and some Class II devices are exempt from premarket submission requirements, while most Class II devices and some Class I require a 510(k) premarket notification. while a more extensive PMA is required to market Class III devices. Class III devices typically require a PMA prior to commercialization, which is a more extensive and resource intensive process.

If we elect to develop additional IVDs or LDTs, commercialization of our future screenings diagnostics may require a 510(k) submission, authorization via the de novo pathway, or approval of a PMA, depending on classification and technology. In a 510(k) submission, the device sponsor must demonstrate that the new device is “substantially equivalent” to another device that is legally marketed in the United States, known as a predicate device. A device may be established as substantially equivalent if, in comparison to a predicate it (a) has the same intended use as the predicate and has the same technological characteristics, and safety and efficacy testing; or (b) has the same intended use as the predicate, has different technological characteristics, and the information submitted to the FDA does not raise new questions of safety and effectiveness. A claim of substantial equivalence does not mean the new and predicate devices must be identical. Substantial equivalence is established with respect to intended use, design, energy used or delivered, materials, chemical composition, manufacturing process, performance, safety, effectiveness, labeling, biocompatibility, standards, and other characteristics.

A device may not be marketed in the United States until the submitter receives a letter from the FDA declaring the device substantially equivalent. If the FDA determines that a device is not substantially equivalent, the applicant may resubmit another 510(k) with new data, or request a Class I or II designation through the FDA’s de novo process that allows a new device without a valid predicate to be classified into Class I or II if it meets certain criteria, or file a reclassification petition, or submit a PMA.

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

Health Insurance Portability and Accountability Act and Other Data Privacy and Security Laws

We are subject to an extensive and evolving framework of federal, state, and foreign laws and regulations governing the collection, use, disclosure, transfer, retention, and security of personal and sensitive information including those described further below. In the ordinary course of our operations, we collect and process health and other confidential data, which subjects us to certain federal, state, and foreign data privacy and security laws. These laws and regulations vary by jurisdiction, are frequently updated, and are interpreted and enforced differently over time. We expect to remain subject to heightened regulatory scrutiny, and any actual or perceived noncompliance with any applicable data privacy, security, or breach-notification requirements could result in significant penalties, litigation exposure, and adverse effects on our business.

Health Insurance Portability and Accountability Act

Under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), HHS has issued regulations to protect the privacy and security of protected health information (“PHI”) and to address breach notification requirements. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA regulations include civil and criminal penalties.

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

Covered entities and business associates must also comply with the HIPAA’s security regulations, which establish minimum requirements for safeguarding the confidentiality, integrity, and availability of PHI that is electronically transmitted or electronically stored. In addition, HITECH established, among other things, certain breach notification requirements with which covered entities and business associates must comply. In particular, a covered entity must notify any individual whose unsecured PHI is breached according to the specifications set forth in the breach notification rule. A covered entity must also notify the Secretary of the HHS and, under certain circumstances, the media of a breach of unsecured PHI.

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

HHS has pursued initiatives to update the HIPAA Privacy and Security Rules, resulting in a series of proposed and finalized changes over recent years. For example, in December 2020, HHS proposed further changes to the HIPAA Privacy Rule aiming to remove regulations that impede communication and data exchange between providers and health plans and expand individuals’ rights to access their own digital health information. The public comment period for the proposed updates to the HIPAA Privacy Rule has closed, but it remains unclear how HHS has addressed those comments or when a final rule will be issued. On April 22, 2024, HHS issued a final rulemaking containing modifications to the HIPAA Privacy Rule to address the use or disclosure of PHI in relation to the provision of reproductive health care, which were later vacated in June 2025, and certain changes to Notices of Privacy Practices related to Substance Use Disorder patient records. In January 2025, HHS proposed to modify the HIPAA Security Rule to address prescriptive requirements for administrative, physical, and technical safeguards in response to increased cybersecurity incidents in the health care industry. The public comment period for the proposed updates to the HIPAA Security Rule has closed, but it remains unclear how HHS has addressed those comments or when a final rule will be issued. While final rules have not yet been issued for certain proposed updates to HIPAA Privacy and Security rules, any proposed changes, if adopted, would potentially require significant operational adjustments and costs to comply.

In addition, under the 21st Century Cures Act, the Office of the National Coordinator for Health Information Technology prohibits “information blocking,” defined as practices likely to interfere with the access, exchange, or use of electronic health information (“EHI”). As a healthcare provider, our laboratory operations must comply with these regulations or face “appropriate disincentives” from HHS, which became effective in 2024 and 2025. Additionally, the HHS Office of Inspector General has the authority to impose civil monetary penalties of up to $1.0 million per violation on health information networks and developers of certified health IT. We continue to monitor our compliance with the evolving EHI exceptions and enforcement frameworks to mitigate potential regulatory and financial exposure.

State Privacy and Security Laws

The HIPAA privacy, security, and breach notification regulations establish a uniform federal “floor” for healthcare privacy and security and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI or, insofar as such state laws apply, categories of personal information that are broader in scope than PHI as defined under HIPAA. Thus, there are a number of state laws regarding the privacy and security of health information and personal data that are applicable to clinical laboratories, and, the compliance requirements and associated penalties for violating such requirements under these state laws vary widely, with more states continuing to consider similar legislation.

For example, California has implemented comprehensive privacy laws and regulations, including the California Confidentiality of Medical Information Act (“CMIA”), which imposes restrictive requirements regulating the use and disclosure of health. In addition to fines and penalties imposed upon violators, some state laws, including the CMIA, provide private rights of action to individuals who believe their personal information has been misused.

California also enacted the California Consumer Privacy Act of 2018 (“CCPA”). The CCPA established a comprehensive privacy framework for covered businesses in the State of California, by creating an expanded definition of personal information, establishing new data privacy rights for consumers imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While data subject to HIPAA and federal regulations governing the conduct of clinical trials is exempt from CCPA, certain of our business activities may be subject to CCPA. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that result from a business’ failure to implement and maintain reasonable data security procedures.

State laws regarding the privacy and security of personal information are also evolving. For example, in November 2020, California passed the California Privacy Rights Act (“CPRA”) through a ballot initiative. The CPRA created a new California Privacy Protection Agency, an “independent watchdog” whose mission is both to “vigorously enforce” the CPRA and “ensure that businesses and consumers are well-informed about their rights and obligations.” Among other things, the CPRA created a new category of “sensitive personal information” and offers consumers the right to limit processing of such information, impose purpose limitation, data minimization, data retention, and security compliance obligations on regulated businesses, and add or modify the rights available to consumers, including by providing a right to correct the information a business holds about them. The CPRA’s amendments to the CCPA took effect on January 1, 2023, and generally apply to personal information collected by businesses on or after January 1, 2022. Similarly, Colorado, Connecticut, Utah and Virginia enacted comprehensive state privacy laws that took effect in 2023. Additional states including Delaware, Indiana, Iowa, Montana, New Jersey, Oregon, Tennessee and Texas have enacted similar comprehensive state privacy laws that have either taken effect or will take effect at various points between 2025 and 2026. In addition, every U.S. state has a data breach notification law that requires entities to report certain security breaches to affected consumers and, in some instances, state regulators and consumer reporting agencies. Failure to comply with applicable state laws that impose privacy, security, or breach notification requirements could result in significant civil or criminal penalties, administrative actions, or private causes of action by individuals, and adversely affect our business, results of operations and reputation.

Foreign Privacy and Security Laws

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

In November 2020, CMS issued a final rule to modernize and clarify the regulations that interpret self-referral law. The final rule was issued in conjunction with the CMS Patients over Paperwork initiative and the HHS Regulatory Sprint to Coordinated Care and establishes exceptions to the physician self-referral law for certain value-based compensation arrangements between or among physicians, providers, and suppliers. It also established a new exception for certain arrangements under which a physician receives limited remuneration for items or services actually provided by the physician; established a new exception for donations of cybersecurity technology and related services; and amended the existing exception for electronic health records items and services.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, receiving, or providing remuneration, directly or indirectly, to induce or in return for either the referral of an individual, or the furnishing, recommending, or arranging for the purchase, lease or order of any health care item or service reimbursable, in whole or in part, under a federal health care program. The definition of “remuneration” has been broadly interpreted to include anything of value, including gifts, discounts, credit arrangements, payments of cash, ownership interests and providing anything at less than its fair market value. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements within the health care industry, the Office of Inspector General for HHS has issued a series of regulatory “safe harbors.” These safe harbor regulations set forth certain requirements that, if met, will assure immunity from prosecution under the federal Anti-Kickback Statute. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Statute will be pursued.

Federal civil and criminal false claims laws, including the False Claims Act, prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. Over the past few years, several healthcare companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, including without limitation, allegedly providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. Most states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.

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

Human Capital

As of December 31, 2025, we employed 58 persons, of which 55 were on a full-time basis and 3 were on a part-time basis.

Item 1A. Risk Factors.

Our business is subject to various risks, including those described below. The risks below are those that we believe are the material risks that we currently face but are not the only risks facing us and our business. You should consider the following risk factors, together with all of the other information included in this Report, which could materially adversely affect our proposed operations, our business prospects, our financial condition, and the value of an investment in our business. If any of the following risks, either alone or taken together, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

Risks Related to Our Capital Resources

We have incurred operating losses since inception, and we do not know if we will attain profitability.

Since our inception in September 2009, we have incurred operating losses and negative cash flows and we expect to continue to incur losses and negative cash flows in the future. Our net losses for the years ended December 31, 2025 and 2024 were $50.2 million and $60.7 million, respectively, and we had an accumulated deficit of $400.8 million as of December 31, 2025. We finance our operations primarily through sales of our common stock. There is no assurance that we will be able to obtain any additional financing that we may need, or that any such financing that may become available will be on terms that are favorable to us and our shareholders. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our success in developing and marketing or licensing our diagnostic tests and technology.

We have historically been dependent upon outside financing capital to fund our operations and until such time as our revenues are sufficient to finance our operating expenses, we may need to issue additional equity or debt securities to raise the capital needed to pay our operating expenses.

We plan to continue to incur substantial research and development expenses, and we anticipate that we will be incurring significant sales and marketing costs as we develop and commercialize our diagnostic tests. Our research and development expenses may also increase if we work to develop tests for additional types of cancer or for other cancer-related diagnostic purposes. The period of time for which our current cash and marketable securities will be sufficient to finance our operations will depend on the extent to which we expend funds on commercializing our tests and conducting new research and development programs. We will need to raise additional capital to pay operating expenses unless we are able to generate sufficient revenues from diagnostic test sales, royalties, and license fees to meet our operating expenses.

Our ability to raise additional equity or debt capital will depend not only on the successful completion of development of our diagnostic tests and receiving reimbursement approval from Medicare and other third-party payers for those tests, but also will depend on access to capital and conditions in the capital markets. Obtaining Medicare reimbursement approval for our diagnostic tests could take two to three years, and investors may be reluctant to provide us with additional capital until we obtain Medicare reimbursement approval for those tests or until we can demonstrate that private payers such as health insurance companies or HMOs are willing to pay for the use of our diagnostic tests at prices sufficient for us to earn a reasonable return on our investments in our diagnostic test portfolio. There is no assurance that we will be able to raise capital at times and in amounts needed to finance the development and commercialization of our diagnostic tests and general operations. Even if capital is available, it may not be available on terms that we or our shareholders would consider favorable. If we are unable to obtain adequate financing or financing on terms satisfactory to us when and if we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

Sales or other issuances of additional equity securities by us could result in the dilution of the interests of our stockholders, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

We may incur significant cash payment and common stock issuance obligations under our agreements arising from our investments in IGI and Chronix.

Under the merger agreement pursuant to which we acquired IGI, as described in Note 3 to the consolidated financial statements included elsewhere in this Report, based on current estimates, we agreed to pay contingent consideration of up to $4.5 million in any combination of cash or shares of our common stock if certain milestones related to DetermaIO are achieved, which consist of (i) $3.0 million for an affirmative final LCD from CMS for a specified lung cancer test, and (ii) up to $1.5 million for achieving certain CMS reimbursement milestones.

As additional consideration for the acquisition of Chronix, we agreed to pay to holders of other classes and series of Chronix’s stock earnout consideration of (i) 10% of net collections for sales of specified tests and products, until the expiration of intellectual property related to such tests and products, and (ii) 5% of the gross proceeds received from any sale of all or substantially all of the rights, titles, and interests in and to Chronix’s patents for use in transplantation medicine to such third party.

To meet these various cash payment obligations, we may need to sell additional shares of our common stock or other securities, or we may have to divert cash on hand that we would otherwise use for other business and operational purposes which could cause us to delay or reduce activities in the development and commercialization of our cancer tests. Any shares of common stock or other securities we sell to raise cash to meet our cash payment obligations will dilute the interests of our common stockholders.

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

We incurred research and development expenses amounting to approximately $15.9 million and $9.8 million during the years ended December 31, 2025 and 2024, respectively. The current focus of our research and development efforts is the development of GraftAssureCore, GraftAssureIQ and GraftAssureDx, and in 2025, we started a clinical trial in conjunction with our IVD submission for GraftAssureDx. If we are successful in developing a new technology or diagnostic tests for additional types of cancer, refinement of the new technology or diagnostic tests and definition of the practical applications and limitations of the technology or diagnostic tests may take years and require the expenditure of large sums of money. There is no assurance that we will be successful in completing the development of our current diagnostic tests or in developing additional diagnostic tests regardless of the amount of our expenditures.

Increased competition from, and technological advances by, our competitors could negatively affect our operating results.

We face intense competition, and we expect that future competition will become even more intense as new products, services and technologies become available, the use of AI and machine learning expands, and new competitors enter our industry. Our competitors in the diagnostics technology industry in the United States and abroad include companies that develop, manufacture, and sell diagnostic tests; commercial reference laboratories; certain large and well-funded pharmaceutical companies; and corporate hospital chains that operate reference laboratories that serve both their hospitals and unaffiliated hospitals. Consolidation among our competitors and our customers may intensify the competition we face. While we believe that our offerings are competitively differentiated due to our innovative products and services that offer an integrated, comprehensive diagnostic solution, there can be no assurance that increased consolidation among our competitors or customers would not have a negative impact on our ability to compete successfully.

Competition could negatively affect our sales and profitability in a number of ways. New competitors may emerge through the development of innovative new technology (such as the use of AI and machine learning), the acquisition of rights to use existing technologies or the use of existing technologies when patents protecting such existing technologies expire. New or existing competitors may introduce new, innovative, and competitive products and services more quickly, successfully and effectively, and these products and services could be superior, or be perceived by our customers to be superior, to our products and services or lead to the obsolescence of one or more of our products or services. Business combinations and mergers among our competitors may result in competitors that are better positioned to create, market, and sell more compelling product and service offerings. While an important aspect of our strategy is to continue, on a cost-effective and timely basis, to enhance our existing products and services and to develop and introduce new and innovative products and services, there can be no assurance that we will be able to successfully develop or introduce such products and services or that those products or services will be superior to our competitors’ products or services or otherwise achieve customer acceptance. In addition, our ability to attract and retain customers depends on the effectiveness of our customer marketing and incentive programs, and multiple competitors could bundle product and service offerings through co-marketing or other arrangements, which could enhance their ability to compete with our broad product and service offerings. Certain of our competitors and potential competitors, including large diagnostic and pharmaceutical companies, also have substantially greater financial and managerial resources than us, as well as greater experience in manufacturing, marketing, research and development, and obtaining regulatory approvals than we do.

Sales of our diagnostic tests could be adversely impacted by the reluctance of physicians to adopt the use of our tests and by the availability of competing diagnostic tests.

Physicians and hospitals may be reluctant to try a new diagnostic test due to the high degree of risk associated with the application of new technologies and diagnostic tests in the field of human medicine, especially if the new tests differ from the current standard of care. Competing tests for organ transplant rejection monitoring and the initial diagnosis, reoccurrence diagnosis and optimal treatment of cancer are being manufactured and marketed by established companies and by other smaller biotechnology companies. In order to compete with other diagnostic tests, particularly any that sell at lower prices, our tests will have to provide medically significant advantages or be more cost effective. Even if we are able to overcome physician reluctance and compete with products that are currently on the market, our competitors may succeed in developing new safer, more accurate or more cost-effective diagnostic tests that could render our diagnostic tests and technologies obsolete or noncompetitive.

Defects, failures or quality issues associated with our products could lead to product recalls or safety alerts, adverse regulatory actions, product liability lawsuits and other litigation and negative publicity. If we are unable to obtain or maintain sufficient insurance, a product liability claim against us could adversely affect our business.

Our business exposes us to potential product liability risks that are inherent in the development, testing, manufacturing and marketing of diagnostic test kits and assays. Product liability claims could delay or prevent completion of our clinical development programs. In addition, if any of our collaboration partners face product liability claims, our programs could also be affected, and our business could be harmed. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs, and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used, or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our share price.

We may not be able to maintain such insurance on acceptable terms or be able to secure increased coverage as commercialization of our products progresses, nor can we be sure that existing or future claims against us will be covered by our product liability insurance. Any insurance we obtain may not provide sufficient coverage against potential liabilities. Product liability insurance for the healthcare industry and for clinical trials may, and have become, become increasingly expensive, to the extent it is available at all. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain or maintain sufficient insurance at a reasonable cost or contractual indemnifications to protect us against losses caused by product liability claims that could adversely affect our business.

We have limited capital, marketing, sales, and regulatory compliance resources for the commercialization of our diagnostic tests.

We are building our own marketing and sales capability for our diagnostic tests and are devoting significant financial and management resources to recruiting, training, and managing our sales force and building a health care regulatory compliance program. However, due to our limited capital resources, we may need to enter into marketing arrangements with other diagnostic companies for one or more of our tests in domestic or foreign markets. Under such marketing arrangements we may license marketing rights to one or more of our diagnostic tests to other diagnostic companies or to one or more joint venture companies that may be formed to market our tests, and we might receive only a royalty on sales or an equity interest in a joint venture company. As a result, our revenues from the sale of our tests through such arrangements may be substantially less than the amount of revenues and gross profits that we might receive if we were to market our tests ourselves.

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

We currently have a clinical laboratory facility in Franklin, Tennessee. We also have research and development labs in Nashville, Tennessee and Göttingen, Germany. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, wildfires, flooding, hurricanes, droughts and other extreme weather events and changing weather patterns, which are increasing in frequency due to the impacts of climate change, and may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog of tests that could develop if any of our facilities is inoperable for even a short period of time may result in the loss of customers or harm to our reputation or relationships with key researchers, collaborators, and customers, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our facilities and the equipment we use to perform our research and development work could be costly and time-consuming to repair or replace.

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

Even if we find a third-party with such qualifications to perform our tests, such party may not be willing to perform the tests for us on commercially reasonable terms. Moreover, we believe our tests are currently subject to enforcement discretion by the FDA because we believe the tests currently qualify as LDTs. If, however, we are required to find a third-party laboratory to conduct our testing services, we believe this would change our status and the FDA would consider such tests offered through a third-party to then be a medical device subject to active FDA regulation and enforcement under its IVD authorities. In that case, we may be required to obtain premarket clearance or approval prior to offering, or continuing to offer, our tests, which would be time-consuming and costly and could result in interruptions and delays in our ability to sell or offer our tests.

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

We are, and may become, dependent on collaborations to develop and commercialize our diagnostic test candidates and to provide the manufacturing, regulatory compliance, sales, marketing and distribution capabilities required for the success of our business.

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

In addition, in an effort to innovate and optimize operational efficiency, certain third parties with whom we work may integrate AI into various aspects of their work with us. We do not currently utilize AI tools in a significant way. While AI presents opportunities for enhanced productivity and innovation, it also introduces inherent risks, including legal and regulatory, that could adversely impact our business and reputation. Improper use of AI, including algorithmic biases, ethical considerations, data privacy issues, unknown or zero-day software vulnerabilities, and potential regulatory non-compliance, by our employees or third parties with whom we work could result in reputational damage, legal liabilities, and financial losses. The rapidly evolving regulatory landscape surrounding AI also poses a risk, as new laws and regulations could impose additional compliance burdens, resulting in increased operational costs. While we are committed to mitigating these risks, such measures may not adequately prevent or mitigate the adverse effects that the integration and use of AI may have on our business, financial condition, and results of operations.

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

These types of problems may be caused by a variety of factors, including infrastructure changes, intentional or accidental human actions or omissions, software errors, malware, security attacks, fraud, spikes in customer usage and denial of service issues. From time to time, large third-party web hosting providers have also experienced outages or other problems that have resulted in their systems being offline and inaccessible. In addition to data security risks, we also face privacy risks. Should we violate, or be perceived to have violated, any privacy promises we make to patients or consumers, we could be subject to a complaint from an affected individual or interested privacy regulator, such as the FTC or a state Attorney General. This risk is heightened given the sensitivity of the data we collect.

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

If a privacy or security event occurs, we may be required to comply with state breach notification laws and become subject to mandatory corrective action. Penalties for failure to comply with a requirement of HIPAA or HITECH vary significantly, and, depending on the knowledge and culpability of the HIPAA-regulated entity, may include civil monetary penalties for each provision of HIPAA that is violated. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty including fines and potential imprisonment. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use identifiable health information for commercial advantage, personal gain or malicious harm. Penalties for unfair or deceptive acts or practices under the FTC Act or state Unfair and Deceptive Acts and Practices statutes may also vary significantly.

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

Anti-bribery laws prohibit us, our employees, and some of our agents or representatives from offering or providing any personal benefit to covered government officials to influence their performance of their duties or induce them to serve interests other than the missions of the public organizations in which they serve. Certain commercial bribery rules also prohibit offering or providing any personal benefit to employees and representatives of commercial companies to influence performance of their duties or induce them to serve interests other than their employers. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the United States Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

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

We may become subject to litigation, which could harm our stock price, business, results of operations and financial condition.

We may be subject to litigation from time to time. In the past, following periods of volatility in the market price of their stock, many companies have been the subjects of securities class action litigation. Any such litigation can result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, results of operations and financial condition. As a result of these factors, holders of our common stock might be unable to sell their shares at or above the price they paid for such shares.

We may undertake strategic acquisitions in the future, and difficulties integrating such acquisitions could damage our ability to achieve or sustain profitability.

We may acquire businesses or assets that complement or augment our existing business. If we acquire businesses with promising products or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to move one or more products through preclinical and/or clinical development to regulatory approval and commercialization. Integrating any newly acquired businesses or technologies could be expensive and time-consuming, resulting in the diversion of resources from our current business. We may not be able to integrate any acquired business successfully, and we may not achieve revenues, specific net income or loss levels that justify the acquisition or that the acquisition will result in increased earnings, or reduced losses, for the combined company in any future period. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses, which would result in dilution for stockholders or the incurrence of indebtedness and may not be available on terms which would otherwise be acceptable to us. We may not be able to operate acquired businesses profitably or otherwise implement our growth strategy successfully.

Our business could be adversely impacted by inflation.

Inflation rates, particularly in the United States, have increased recently. We may experience inflationary pressures, primarily in personnel costs, with certain laboratory supplies, from inventory costs related to certain raw materials, with essential vendors including audit fees and regulatory consultants, and from tariff policies and potential countermeasures. Prices for raw materials may fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, fuel related delivery costs, competition, import duties, excises and other indirect taxes, currency exchange rates, and government regulation. The extent of any future impacts from inflation on our business and our results of operations will depend upon how long the elevated inflation levels persist and the extent to which the rate of inflation were to further increase, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, the purchasing power of our cash and cash equivalents may be further diminished, our expenses could increase faster than anticipated and we may utilize our capital resources sooner than expected. Due to the highly competitive nature of the healthcare industry and the cost containment efforts of our customers and third-party payors, we may be unable to pass along cost increases for key components or raw materials through higher prices to our customers. Further, given the complexities of the reimbursement landscape in which we operate, our payers may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts. As such, the effects of inflation may adversely impact our results of operations, financial condition and cash flows.

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

In addition, while we believe our LDTs are within the scope of the FDA’s enforcement discretion policy, the FDA may disagree and consider our LDTs to be IVDs. If so, our tests would be required to obtain FDA clearance or approval to be marketed in the United States, which could interrupt commercialization of our tests pending such clearance or approval. Obtaining FDA clearance or approval can be unpredictable, time-consuming, and costly, and would likely materially and adversely affect our business, financial condition, and results of operations.

We currently market certain IVDs for RUO that have not been cleared by the FDA in reliance on the regulatory exemption for IVDs intended for RUO, but if the FDA determines that our RUO tests do not meet the applicable requirements for exemption or have intended uses that are inconsistent with RUO tests, we may be required to suspend commercialization of such products until we can obtain the requisite FDA clearance and/or subject to FDA warning or untitled letters, seizure, injunction, fines, or other enforcement action.

Some of our tests are marketed for RUO, which allows us to sell such products without the premarket clearance that FDA requires for the marketing of traditional devices. An RUO product may not be marketed for clinical diagnostic use and must be labeled “For Research Use Only. Not for use in diagnostic procedures.” Products that are intended for research use only and are properly labeled as RUO are exempt from compliance with the FDA’s pre- and post-market requirements to which traditional devices are subject, including the requirement that the product be cleared or approved before commercialization and Quality System Regulation requirements. However, merely including the required RUO labeling will not necessarily exempt the device from the FDA's 510(k) clearance, premarket approval, or other requirements if the circumstances surrounding the distribution of the product indicate an objective intent to market the product for clinical diagnostic use.

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

In general, if (i) evidence shows that one or more of our IVDs are inappropriately labeled RUO (but marketed for clinical diagnostic use), such test(s) will not qualify for an IDE exemption and will be deemed misbranded under the Federal Food, Drug, and Cosmetic Act ("FDCA"). Device manufacturers found in violation of the FDCA may be subject to a wide range of enforcement action, including warning letters, seizure, injunction, criminal prosecution, monetary penalties, and others.

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

We have submitted a De Novo request with the FDA to obtain authorization for GraftAssureDx. While we believe our submission will be sufficient to support FDA authorization, we cannot be certain that the FDA will clear or approve GraftAssureDx for commercialization in the United States. If the FDA determines that our submission is insufficient, we may be asked to update our submission with new information, including, but not limited to, new safety and efficacy data generated from additional clinical trials. As a result, the need for additional information could be costly and significantly delay, or prevent, obtaining authorization to commercialize GraftAssureDx in the United States.

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

Our ability to commercialize our products is dependent on availability and sufficiency of third-party payer coverage and our ability to ensure our tests remain reimbursed or attain reimbursement by Medicare, and the loss of, or a significant reduction in, reimbursement from Medicare or the CMS would have a material adverse impact on our business.

Our ability to successfully commercialize our current diagnostic tests and any product candidates we receive regulatory approval to market will depend, in significant part, on the extent to which appropriate reimbursement levels can be obtained for patients. Physicians will be hesitant to order a diagnostic test for a patient when they may be left with a large out-of-pocket fee through co-payments or co-insurance or unreimbursed balances. Third-party payers, including Medicare, Medicaid and private insurers, are increasingly challenging the prices charged for healthcare products and services. In addition, legislative proposals to reform health care or reduce government insurance programs may result in lower prices or the actual inability of prospective customers to purchase our tests. Furthermore, even if reimbursement is available, it may not be available at price levels sufficient for us to realize a positive return on our investment.

Our primary near-term strategic market is organ transplant. We received a positive coverage decision from MolDx for GraftAssureCore (Kidney) in August of 2023, and it became commercially available for ordering in January 2024. In December 2024, we confirmed Medicare reimbursement for also monitoring certain high-risk patients, that is, those with newly developed donor-specific antibodies. However, we may not be able to ensure our tests remain reimbursed or attain reimbursement by Medicare for a variety of reasons, including changes in reimbursement practices, general policy shifts, or reductions in reimbursement amounts. We cannot predict whether Medicare reimbursements will continue at the same payment amount or with the same breadth of coverage in the future, if at all.

For diagnostics tests, Medicare or CMS reimbursement approval is critical. CMS relies on a network of MACs to make LCDs approving test for reimbursements. The MolDx Program was developed by Palmetto GBA (the previous MAC for California) to identify and establish coverage and reimbursement for molecular diagnostics tests. The program has developed guidelines for the level of evidence of efficacy required to be obtained through clinical trials. Palmetto, which contracted with CMS to administer the MolDx, issues LCDs that affect coverage, coding, and billing of many molecular tests and several MACs including the MAC for California, Noridian Healthcare Solutions, LLC, participate in the MolDX program. MACs also serve as the primary operational contact between the Medicare Fee-For-Service program, for paying Medicare claims, and approximately 1.5 million health care providers enrolled in the program. Delays in obtaining MAC approval, or any changes made related to any favorable LCDs, could have a material adverse impact on our business.

For example, on July 17, 2025, several MolDx MACs published a new “MolDX: Molecular Testing for Solid Organ Allograft Rejection” draft LCD (L38671), that, if adopted, would revise the existing foundational LCD, “MolDX: Molecular Testing for Solid Organ Allograft Rejection” (L38568 and L38629). In the draft LCD, surveillance use is explicitly contemplated and MolDx proposes capping the number of surveillance tests for kidney in year-one at four and subsequent years at two per year, and year-one tests for heart and lung would be capped at 12 tests per year. The comment period ran from July 17, 2025 through August 31, 2025 and an open meeting was held August 25, 2025.

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

We cannot predict whether any current or future MAC will provide or continue to provide reimbursement for GraftAssureCore (Kidney) at the same payment amount or with the same breadth of coverage in the future, if at all. Additional changes in the MAC processing Medicare claims for GraftAssureCore (Kidney) could impact the coverage or payment amount for our tests and our ability to obtain Medicare coverage for any products we may launch in the future.

Any decision by CMS or its local contractors to reduce or deny coverage for our tests would have a significant adverse effect on our revenue and results of operations and ability to operate and access capital. Any such decision could also cause affected clinicians treating Medicare-covered patients to reduce or discontinue the use of our tests. Further, third‑party payers often follow Medicare coverage policy and payment limitations in setting their own coverage and payment rates and therefore their coverage and payment determinations may likewise be affected by any such decisions.

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

For instance, the payment reductions imposed by healthcare reform legislation known as the Patient Protection and Affordable Care Act (“ACA”), the expansion of the federal and state governments’ role in the U.S. healthcare industry, and the changes to the reimbursement amounts paid by payers for our tests and future tests and products may reduce our profits and have a material adverse effect on our business, financial condition, results of operations and cash flows. Notably, Congress enacted legislation in 2017 that eliminated the ACA’s “individual mandate,” a provision that required individuals to buy health insurance or pay a fine, which has impacted the number of covered lives participating in exchange plans. In June 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. We cannot be certain that there will not be further legislative efforts or judicial challenges in the future.

The Trump administration may also significantly alter the current regulatory framework and the healthcare industry, including any further challenges of certain ACA provisions. These changes could have an adverse and material impact on our operations. For example, the staff of the Department of Government Efficiency (the “DOGE”), an executive administrative agency created by the second Trump Administration, have been provided access to key payment and contracting systems at CMS to look for opportunities for improving efficiency and to identify fraud and ineffective use of resources. While we cannot predict other actions of the DOGE, there is a possibility that additional changes will be made to CMS spending, which could ultimately affect our financial condition and results of operations.

In addition, the Trump administration previously issued a memorandum instructing U.S. executive agencies to prepare for reductions in workforce at governmental agencies, which included the FDA. If the current administration takes further actions that substantially reduces FDA’s workforce, in particular, at the Center for Devices and Radiological Health, we may face significant delay in obtaining approval, if required, and subsequently marketing future product candidates.

Further, on July 4, 2025, President Trump signed the One Big Beautiful Bill Act into law which, among other things, is expected to reduce funding to federal healthcare programs and impose additional requirements to be eligible for healthcare, changes that could lead to decreased utilization of Medicare and Medicaid reimbursed items, and could ultimately affect our financial condition and results of operations.

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

Medicare has coverage policies that can be national or regional in scope. Coverage means that the test or assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a diagnostic laboratory, may receive reimbursement from Medicare for the service. Regional policies are directed by Medicare’s regional MACs. Reimbursement for our diagnostic testing may be negatively impacted by MAC policies and we may not receive complete reimbursement for tests provided to Medicare patients due to such policies.

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

Private health insurance company policies may deny coverage or limit reimbursement for the performance of our diagnostic tests.

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

We may incur significant compliance costs related to HIPAA and HITECH privacy regulations and varying state privacy regulations and varying state privacy and security laws. Given the complexity of HIPAA and HITECH and their overlap with state privacy and security laws, and the fact that these laws are rapidly evolving and are subject to changing and potentially conflicting interpretation, our ability to comply with HIPAA, HITECH and state privacy requirements is uncertain and the costs of compliance are significant. The costs of complying with any changes to the HIPAA, HITECH and state privacy restrictions may have a negative impact on our operations. Noncompliance could subject us to criminal penalties, civil sanctions and significant monetary penalties as well as reputational damage.

We are subject to numerous federal and state statutes and regulations pertaining to our business and are subject to government oversight and scrutiny for our compliance with such laws. Laboratory and health care regulatory compliance efforts are expensive and time-consuming, and failure to maintain compliance with applicable laws could result in enforcement action which could be detrimental to our business.

We are subject to extensive and frequently changing federal and state laws governing various aspects of our business, including those related to reimbursements by third-party payers for any of our commercialized diagnostic tests. We are subject to ongoing compliance with laws addressing our laboratory licensure and certification at the federal and state level; advertising and promotion (including laws enforced by the FDA and Federal Trade Commission); and laws intended to prevent fraud, waste, and abuse in healthcare programs (including, among others, the Anti-Kickback Statute, False Claims Act, EKRA, the Stark Law, and applicable state law equivalents).

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

In addition to patents, we rely on trade secrets, know-how, and continuing technological advancement to maintain our competitive position. The molecular diagnostics that we are developing use gene expression classifiers or algorithms, which are mathematical models that weight the biomarkers to produce a score. We will treat the mathematical models as trade secrets. We have also entered into intellectual property, invention, and non-disclosure agreements with our employees, and it is our practice to enter into confidentiality agreements with our consultants. These measures, however, may not prevent the unauthorized disclosure or use of our trade secrets and know-how, or that others may not independently develop similar trade secrets and know-how or obtain access to our trade secrets, know-how, or proprietary technology.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. Even if the validity of such patents is upheld, the court may construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question, in which case, we could ultimately be forced to cease use of such trademarks.

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

We may not have identified all patents, published applications or published literature that affect our business either by blocking our ability to commercialize our products or potential products, by preventing the patentability of one or more aspects of our products or potential products to us or our licensors, or by covering the same or similar technologies that may affect our ability to market our products and potential products. For example, we (or the licensor of a product or potential product to it) may not have conducted a patent clearance search sufficient to identify potentially obstructing third party patent rights. Moreover, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the USPTO, for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside of the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in scientific or patent literature often lags behind actual discoveries. We cannot be certain that we or our licensors were the first to invent, or the first to file, patent applications covering our products. We also may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents.

If we are found to infringe a third party’s intellectual property rights, we may have to pay monetary damages, lose valuable intellectual property rights or personnel, or be forced to cease developing, manufacturing or commercializing the infringing diagnostic test. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing diagnostic test. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our diagnostic tests or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Given the amount of time required for the development, testing and regulatory review of new diagnostic tests, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication or any additional indications approved during the period of extension. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authorities in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and pre-clinical data and launch their product earlier than might otherwise be the case.

Obtaining and maintaining patent protection depends on compliance with various procedures and other requirements, and our patent protection could be reduced or eliminated in case of non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the relevant patent agencies in several stages over the lifetime of the patents and/or applications. The relevant patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which failure to comply with the relevant requirements can result in the abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to use our technologies and know-how which could have a material adverse effect on our business, prospects, financial condition and results of operation.

Risks Related to Our Common Stock

The trading price of our common stock is highly volatile, and purchasers of our common stock could incur substantial losses.

The market price of our common stock has been and is likely to continue to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

•
technological innovations or new products and services by us or by our competitors, including announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships or capital commitments;
•
additions or departures of key personnel;
•
changes in expectations as to our future financial performance;
•
sales of our common stock;
•
our ability to execute our business plan;
•
loss of any strategic relationship;
•
industry developments;
•
changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;
•
general market conditions, including market volatility and inflation;
•
fluctuations in stock market prices and trading volumes of similar companies;
•
economic, political and other external factors;
•
period-to-period fluctuations in our financial results;
•
applicable regulatory developments in the United States and foreign countries, both generally or specific to us and our products; and
•
intellectual property, product liability or other litigation against us.

Although publicly traded securities are subject to price and volume fluctuations, it is likely that our common stock will experience these fluctuations to a greater degree than the securities of more established and better capitalized organizations.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 235,000,000 shares of capital stock consisting of 230,000,000 shares of common stock and 5,000,000 “blank check” shares of preferred stock. As of December 31, 2025, there were 28,682,844 shares of common stock outstanding, 760,866 shares of common stock reserved for issuance upon the exercise of warrants, 3,412,814 shares of common stock reserved for issuance upon the exercise of pre-funded warrants, 2,251,000 shares of common stock reserved for issuance upon the exercise of options under our equity incentive plan, and 852,000 shares of common stock reserved for issuance upon the vesting of restricted stock units under our equity incentive plan. No shares of preferred stock are presently outstanding.

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

Failure to establish and maintain adequate finance infrastructure and accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

As a public company, we operate in a demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002 and related rules and regulations, expanded disclosure requirements, accelerated reporting requirements and complex accounting rules. Responsibilities imposed by the Sarbanes-Oxley Act include establishing and maintaining corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.

In particular, our compliance with Section 404 of the Sarbanes-Oxley Act has required and will continue to require that we incur substantial accounting-related expenses and expend significant management efforts. Our testing, or the testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls that we would be required to remediate in a timely manner. If we are not able to comply with the requirements of the Sarbanes-Oxley Act, we could be subject to sanctions or investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities, which would require additional financial and management resources and could adversely affect the market price of our securities. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations would likely be materially adversely affected.

Failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.

Our shares of common stock are currently listed for trading on The Nasdaq Capital Market under the symbol “IMDX.” If we fail to satisfy the continued listing requirements of The Nasdaq Stock Market, LLC (“Nasdaq”), such as the corporate governance requirements, the shareholder’s equity requirement or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting or even notification of failure to comply with such requirements would likely have a negative effect on the price of our common stock and would impair our shareholders’ ability to sell or purchase our common stock when our shareholders wish to do so. In the event of a delisting, we expect that we would take actions to restore our compliance with Nasdaq s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future noncompliance with Nasdaq’s listing requirements.

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

The Audit Committee of the Board of Directors (the “Audit Committee”) oversees our management of enterprise risks, including cybersecurity risks. Members of the management team, including our IT director and General Counsel, brief the Audit Committee and the Board of Directors on the effectiveness of risk management efforts on a regular basis.

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

Item 2. Properties.

Our principal executive and administrative offices and our CLIA-certified laboratory are located in the Nashville, Tennessee area under multiple lease arrangements. We maintain an aggregate of 12,881 square feet of rentable space in the Nashville area with expiration dates through September 2028. Lab space represents approximately 6,586 square feet of the total rentable space in the Nashville area.

We also have a research and development laboratory and office space located in Göttingen, Germany, under multiple lease arrangements. We maintain an aggregate of 3,455 square feet of rentable space in Germany with expiration dates through September 2030. Lab space represents approximately 2,077 square feet of the total rentable space in Germany.

Our former principal executive and administrative offices were located in Irvine, California under a 26,800 square feet lease that expires on October 31, 2027. Effective in September 2023, we entered into a sublease agreement with a subtenant to initially sublet approximately 13,400 square feet. In June 2025, the portion of the Irvine lease that was subleased automatically increased to include the remaining portion of the premises, which consists of approximately 13,400 square feet for a term that will continue to the expiration of the Irvine lease on October 31, 2027. The sublease agreement is subject and subordinate to the Irvine lease. In June 2025, in connection with the subtenant's full usage of the Irvine premises, we relocated our offices to Nashville, Tennessee.

See Note 6, “Commitments and Contingencies – Office and Facilities Leases,” to our consolidated financial statements included elsewhere in this Report for additional information regarding our lease arrangements and properties.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our new common stock trading symbol “IMDX” became effective on The Nasdaq Capital Market on June 18, 2025. On February 7, 2023, our common stock began trading on The Nasdaq Capital Market under the symbol “OCX.”

Dividends

We have not declared or paid any cash dividends on our common stock. Any future decision to declare or pay dividends will be at the sole discretion of our Board of Directors.

Holders

As of March 19, 2026, we had approximately 170 holders of record of our common stock. This number does not include shareholders whose shares of our common stock are held in “street name” in accounts with securities broker-dealers or other financial institutions or fiduciaries.

Recent Sales of Unregistered Securities

On October 24, 2025, November 24, 2025, December 24, 2025, January 26, 2026 and March 16, 2026, we issued to LifeSci Advisors, LLC (“LifeSci”) 1,207 shares, 1,309 shares, 1,375 shares, 1,218 shares and 1,418 shares of our common stock, respectively, in exchange for investor relations services. The shares issued to LifeSci were issued without registration under the Securities Act in reliance on the exemption from registration under Section 4(a)(2).

Repurchases

None.

Item 6. [RESERVED]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our consolidated financial statements for the years ended December 31, 2025 and 2024 included elsewhere in this Report, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. These historical consolidated financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly under “Risk Factors” in Part I, Item 1A. of this Report. For additional information, refer to the section above entitled “Cautionary Note Regarding Forward-Looking Statements.” The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto provided under Part IV, Item 15(a)(1) of this Report.

Overview

We are a pioneering diagnostics technology company. Our mission is to expand access to novel molecular diagnostic testing, most immediately in the transplanted organ rejection testing category.

We are developing molecular diagnostic test kits designed to empower our customers to run their own tests in-house to participate in the patient-care value chain, which is counter-positioned with the send-out-testing central laboratory model. Our decentralized approach also puts testing in the hands of researchers to enable more studies, which we believe can improve standards of care while also creating demand for more testing. We believe that combining innovative science with a simple, but disruptive, business model can create substantial value. Our initial targeted customer institutions are hospitals, transplant centers and labs. The decisions to deploy our tests come from doctors, including surgeons, nephrologists and oncologists, as well as researchers, pathologists, lab directors, medical directors, department heads, lab managers and chief medical officers.

We are a science-driven organization that champions scientific integrity and inquiry. We employ scientists who generate intellectual property in our strategic target markets. We have built and acquired an intellectual property portfolio that we believe will enable us to gain share in well-established clinical and research markets.

Our current intellectual property portfolio comprises three general areas: 1) organ transplant, 2) oncology therapy selection, and 3) oncology therapy monitoring. Within these categories, we have developed or are in the process of developing LDTs that can be run at our Franklin, Tennessee laboratory, kitted RUO tests, and IVD kitted clinical tests that can be run by local labs.

Our primary near-term strategic market is organ transplant. We seek to deliver the industry-leading molecular diagnostic test kit for clinical use that decentralizes access to organ health testing for transplant patients. We expect that enabling in-house testing will deliver new value to the market for kitted transplant rejection testing. We also believe that decentralizing access to transplanted organ rejection testing will bring care closer to the patient and help hospitals to operate more sustainably, as well as create a rapidly growing, high-margin, recurring business model.

iMDx’s flagship transplant testing technology quantifies a molecular biomarker known as dd-cfDNA. Our scientists in Germany and the U.S. have played a critical role over the past decade in developing the science that helped establish dd-cfDNA as a trusted biomarker of transplanted organ rejection. Under the GraftAssure™ brand, iMDx’s transplant diagnostics include the following:

•
GraftAssureCore – The company’s LDT, currently reimbursed by CMS and performed at iMDx’s CLIA certified laboratory in Franklin, Tennessee.
•
GraftAssureIQ – An RUO kit intended and labeled for non-clinical applications.
•
GraftAssureDx – The IVD kit currently in development for use in clinical decision-making.

Our GraftAssure family of assays are performed on a digital PCR instrument that is manufactured by Bio-Rad. Consequently, we have entered into a global strategic partnership agreement with Bio-Rad to collaborate in the development and the commercialization of kitted transplant products for clinical use (see Note 10, “Collaborative Arrangements,” to our consolidated financial statements included elsewhere in this Report for additional information). In May 2025, we sold our first GraftAssureIQ kits to a research laboratory customer (see Note 2, “Revenue Recognition – Kitted Products,” to our consolidated financial statements included elsewhere in this Report for additional information).

On February 20, 2026, we entered into a Specimen Collection Agreement with a national reference lab provider. Pursuant to the agreement, the lab provider will provide specimen collection-related services, which may include, among other things, the collection, handling, processing, and delivery of specimens upon which we will perform testing with our GraftAssureCore test. See Note 13, “Subsequent Events – Specimen Collection Agreement,” to our consolidated financial statements included elsewhere in this Report for additional information.

Under strict regulatory rules, our kitted tests may not be used in a clinical treatment setting until they have attained marketing authorization from the FDA for U.S. sales, and In Vitro Diagnostic Medical Devices Regulation approval, for European Union sales. As such, we are working with these regulatory bodies to attain such clearance and approval, as applicable, supporting future distribution and higher sales of our products for clinical use. In 2025, we started a clinical trial in conjunction with our IVD submission for GraftAssureDx. On March 25, 2026, we submitted a data package to the FDA seeking marketing authorization for GraftAssureDx, which is the kitted version of our transplanted organ rejection monitoring assay. We believe that our assays will perform across multiple tissue, or organ, types, and we are pursuing regulatory authorization in kidneys first.

We also have a services lab, certified under the CLIA and accredited by the CAP, in Franklin, Tennessee, and research and development labs in Nashville, Tennessee and Göttingen, Germany. Our innovation centers in Nashville and Germany employ research scientists whom we believe are leaders in their fields.

Our secondary strategic market is in the field of oncology. The inherent uncertainties of developing and commercializing new diagnostic tests for medical use make it impossible to predict the amount of time and expense that will be required to complete the development and commercialization of our oncology tests. We continue to dedicate a minimum amount of resources to our oncology assays, DetermaIO and DetermaCNI, although currently we do not intend to commercialize either in the next 12 months.

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

Recent Developments

February 2025 Offering

On February 10, 2025, we consummated a private placement of our securities to certain accredited investors for the issuance and sale of 7,536,706 shares of our common stock and pre-funded warrants to purchase 3,069,926 shares of our common stock, with an exercise price of $0.0001 per share (the “February 2025 Offering”). The purchase price for one common share was $2.05, and the purchase price for one pre-funded warrant was $2.05. Further, on February 10, 2025, we consummated a registered direct offering of our securities to certain investors for the issuance and sale of 3,609,755 shares of our common stock, priced at-the-market under the rules of the Nasdaq. The purchase price for one common share was $2.05. The aggregate gross proceeds from the February 2025 Offering were approximately $29.1 million. After deducting offering expenses of $487,000, the resulting net proceeds were approximately $28.7 million. See Note 7, “Common Stock – February 2025 Offering,” to our consolidated financial statements included elsewhere in this Report for additional information.

Renaming and Relocation of Principal Executive Office

In June 2025, we changed our name from “Oncocyte Corporation” to “Insight Molecular Diagnostics Inc.” Our new trading symbol “IMDX” became effective on the Nasdaq on June 18, 2025. In addition, in June 2025, we moved our headquarters from Irvine, California, to Nashville, Tennessee. Tennessee is home to our CLIA certified lab and a growing hub for healthcare innovation. On June 13, 2025, we amended and restated our Second Amended and Restated Bylaws solely to reflect the name change.

February 2026 Offering

On February 12, 2026, we consummated a registered direct offering of our securities to certain investors for the issuance and sale of 3,482,498 shares of our common stock and pre-funded warrants to purchase 1,043,478 shares of our common stock, with an exercise price of $0.0001 per share (the “February 2026 Offering”). The purchase price for one common share was $5.75, and the purchase price for one pre-funded warrant was $5.75, minus the $0.0001 exercise price per pre-funded warrant. The gross proceeds from the February 2026 Offering were approximately $26.0 million. After deducting placement agent fees and offering expenses payable of $1.4 million, the resulting net proceeds were approximately $24.6 million. See Note 13, “Subsequent Events – Registered Direct Offering,” to our consolidated financial statements included elsewhere in this Report for additional information.

Specimen Collection Agreement

On February 20, 2026, we entered into a Specimen Collection Agreement with a national reference lab provider. Pursuant to the agreement, the lab provider will provide specimen collection-related services, which may include, among other things, the collection, handling, processing, and delivery of specimens upon which we will perform testing with our GraftAssureCore test. See Note 13, “Subsequent Events – Specimen Collection Agreement,” to our consolidated financial statements included elsewhere in this Report for additional information.

Results of Operations

Summary Results of Operations

	Years Ended December 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Net revenue	$4,055	$1,881	$2,174	116%
Cost of revenues	1,750	1,053	697	66%
Cost of revenues – amortization of acquired intangibles	7	88	(81)	(92)%
Research and development	15,900	9,839	6,061	62%
Sales and marketing	6,343	3,944	2,399	61%
General and administrative	10,633	10,204	429	4%
Change in fair value of contingent consideration	5,946	(4,275)	10,221	(239)%
Impairment losses	14,600	41,900	(27,300)	(65)%
Impairment loss on held for sale assets	—	169	(169)	(100)%
Loss from operations	(51,124)	(61,041)	9,917	(16)%
Total other income, net	902	378	524	139%
Loss before income taxes	(50,222)	(60,663)	10,441	(17)%
Income taxes	—	—	—	—
Net loss	$(50,222)	$(60,663)	$10,441	(17)%

Results of Operations – Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024

Total net revenue increased to $4.1 million for the year ended December 31, 2025, compared to $1.9 million in the comparable prior period primarily from Laboratory Services as further discussed below. Future Laboratory Services revenue is expected to be impacted as a result of our shift in strategic focus on commercializing our transplant kitted tests, and deploying our sales personnel toward signing new laboratory customers.

Net loss was $50.2 million for the year ended December 31, 2025, compared to $60.7 million for the comparable prior period. Net loss decreased by $10.4 million primarily due to a decrease in impairment losses and an increase in Laboratory Services revenue, which were partially offset by increases in operating expenses and the change in fair value of contingent consideration. Further details related to the change in net loss are as follows:

•
Laboratory Services revenue increased by $2.2 million. We earned Laboratory Services revenue primarily from one existing customer in the amount of approximately $4.0 million during 2025. In addition, we earned our first Kitted Products revenue in the amount of approximately $24,000 during 2025. See below for additional revenue information.
•
Cost of revenues increased by $697,000, primarily related to labor and allocated overhead associated with performing our Laboratory Services, and Kitted Products inventory costs and royalties based on net product sales. See below for additional cost of revenues information.

•
Cost of revenues - amortization of acquired intangibles decreased by $81,000. This relates to noncash amortization of our customer relationship intangible assets acquired as part of our merger with IGI, which became fully amortized in the first quarter of 2025.
•
Research and development expenses increased by $6.1 million, as we continue development of GraftAssureCore, GraftAssureIQ and GraftAssureDx. The main drivers of the increase were professional fees, laboratory costs, and clinical trial costs, partially offset by stock-based compensation. See below for additional details.
•
Sales and marketing expenses increased by $2.4 million, primarily attributable to continued ramp up in sales, marketing and advertising activities related to the transplant business. The main drivers of the increase were personnel-related expenses, depreciation and amortization, marketing and advertising, professional fees, and travel and entertainment. See below for additional details.
•
General and administrative expenses increased by $429,000, primarily due to increases in personnel-related expenses and board fees, and stock-based compensation, partially offset by facilities and insurance, and professional fees. See below for additional details.
•
Change in fair value of contingent consideration was a loss of $5.9 million in 2025 compared to a gain of $4.3 million in 2024. This change was due to changes in the fair value model inputs and revised estimates on if and when future payouts will occur. See below for additional information.
•
For the periods presented, impairment losses relate to our in-process research and development intangible assets. During the fourth quarter of 2025, it was determined that our DetermaIO and DetermaCNI intangible assets were fully impaired, amounting to $14.6 million. During the fourth quarter of 2024, it was determined that our DetermaIO and DetermaCNI intangible assets were impaired by $41.9 million. See Note 5 to our consolidated financial statements included elsewhere in this Report for additional information.
•
Impairment loss on held for sale assets in 2024 relates to various agreements to sell laboratory equipment and the subsequent fair value adjustments. See Note 2, “Assets Held for Sale,” to our consolidated financial statements included elsewhere in this Report for additional information.
•
Total other income, net increased by $524,000, primarily due to additional interest income related to higher cash balances from our February 2025 Offering, partially offset by additional foreign currency losses and interest expense related to our financing leases. See below for additional details.

Revenues

The following table shows our revenues by type:

	Years Ended December 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Laboratory Services	$4,031	$1,859	$2,172	117%
Laboratory Developed Test Services	—	22	(22)	(100)%
Kitted Products	24	—	24	100%
Total	$4,055	$1,881	$2,174	116%

Laboratory Services are generally performed on a time and materials basis. Upon our completion of the service to the customer in accordance with the contract, we have the right to bill the customer for the agreed upon price (either on a per test or per deliverable basis) and recognize the Laboratory Services revenue at that time, on an accrual basis. Laboratory Services revenues are generated under discrete agreements for particular customer projects that generally expire with the completion or termination of the customer’s project. Accordingly, different customers may account for greater or lesser portions of Laboratory Services during different accounting periods, and Laboratory Services revenues may exhibit a larger variance from accounting period to accounting period than other revenues. Future Laboratory Services revenue is expected to be impacted as a result of our shift in strategic focus on commercializing our transplant kitted tests, and deploying our sales personnel toward signing new laboratory customers. See Note 2, “Revenue Recognition – Laboratory Services” and “Disaggregation of Revenues and Concentrations of Credit Risk,” to our consolidated financial statements included elsewhere in this Report for additional information.

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

Kitted Products include our GraftAssureIQ RUO kitted tests sold to research laboratory customers, which are clearly labeled and intended for research purposes. GraftAssureIQ is a transplant monitoring assay to measure the dd-cfDNA molecular biomarker. See Note 2, “Revenue Recognition – Kitted Products,” to our consolidated financial statements included elsewhere in this Report for additional information.

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

Research and Development Expenses

A summary of the main drivers of the change in research and development expenses is as follows:

	Years Ended December 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses	$4,417	$4,352	$65	1%
Depreciation and amortization	1,244	1,043	201	19%
Stock-based compensation	721	810	(89)	(11)%
Laboratory supplies and expenses	3,930	1,826	2,104	115%
Facilities and insurance	750	695	55	8%
Professional fees, legal, and outside services	4,265	1,152	3,113	270%
Travel and entertainment	107	80	27	34%
Severance	83	—	83	100%
Other	82	(121)	203	(168)%
Clinical trial site fees	301	2	299	14950%
Total	$15,900	$9,839	$6,061	62%
% of Net Revenue	392%	523%		(131)%

We expect to continue to incur a significant amount of research and development expenses for the foreseeable future. We will continue development of GraftAssureCore, GraftAssureIQ and GraftAssureDx. Our future research and development efforts and expenses will also depend on the amount of capital that we are able to raise to finance those activities and whether we acquire rights to any new diagnostic tests. A portion of our costs for leasing and operating our CLIA-certified laboratory in Tennessee, and in Germany, will also be included in research and development expenses to the extent allocated to the development of our diagnostic tests.

In 2025, we started a clinical trial in conjunction with our IVD submission for GraftAssureDx. On March 25, 2026, we submitted a data package to the FDA seeking marketing authorization for GraftAssureDx, which is the kitted version of our transplanted organ rejection monitoring assay.

Sales and Marketing Expenses

A summary of the main drivers of the change in sales and marketing expenses is as follows:

	Years Ended December 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses	$3,803	$2,691	$1,112	41%
Depreciation and amortization	597	121	476	393%
Stock-based compensation	181	174	7	4%
Facilities and insurance	152	108	44	41%
Professional fees, legal, and outside services	397	209	188	90%
Marketing and advertising	582	257	325	126%
Travel and entertainment	503	335	168	50%
Other	128	49	79	161%
Total	$6,343	$3,944	$2,399	61%
% of Net Revenue	156%	210%		(53)%

We expect to continue to incur sales and marketing expenses for the foreseeable future, especially as we continue to commercialize GraftAssureCore, GraftAssureIQ and GraftAssureDx. Our commercialization efforts and expenses will also depend on the amount of capital that we are able to access to finance commercialization of our tests. Our future expenditures on sales and marketing will also depend on the amount of revenue that those efforts are likely to generate. Because physicians are more likely to prescribe a test for their patients if the cost is covered by Medicare or health insurance, demand for our diagnostic and other tests and our expenditures on sales and marketing are likely to increase if our diagnostic or other tests qualify for reimbursement by Medicare or private health insurance companies.

General and Administrative Expenses

A summary of the main drivers of the change in general and administrative expenses is as follows:

	Years Ended December 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses and board fees	$4,603	$3,957	$646	16%
Depreciation and amortization	267	242	25	10%
Stock-based compensation	1,317	769	548	71%
Facilities and insurance	856	1,268	(412)	(32)%
Professional fees, legal, and outside services	3,312	3,647	(335)	(9)%
Travel and entertainment	239	170	69	41%
Other	39	151	(112)	(74)%
Total	$10,633	$10,204	$429	4%
% of Net Revenue	262%	542%		(280)%

Change in Fair Value of Contingent Consideration

We will pay contingent consideration if various payment milestones are triggered under the merger agreements through which we acquired IGI and Chronix. In 2025, we earned our first Kitted Products revenue, accordingly we began to pay related royalties to Chronix. Changes in the fair value of the contingent consideration will be based on our reassessment of the key assumptions underlying the determination of this liability as changes in circumstances and conditions occur from the IGI and Chronix acquisition dates to the reporting periods being presented, with the subsequent changes in fair value recorded as part of our consolidated results from operations for such periods. See Note 3 to our consolidated financial statements included elsewhere in this Report for additional information.

Other Income and Expenses

Other income and expenses are primarily comprised of interest income, interest expense, and foreign currency gains and losses (see Note 2, “Foreign Currency Gains and Losses,” to our consolidated financial statements included elsewhere in this Report). Interest income is earned from money market funds we hold for capital preservation. Interest expense is incurred from our financing lease obligations (see Note 6 to our consolidated financial statements included elsewhere in this Report) and insurance financing activity.

Income Taxes

We did not record any provision or benefit for income taxes for the years ended December 31, 2025 and 2024, as we had a full valuation allowance for the periods presented. A valuation allowance is provided when it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from our net operating loss carry-forwards and other deferred tax assets. See Note 2, “Income Taxes,” to our consolidated financial statements included elsewhere in this Report for additional information.

Inflation

Although historically not significant to our results of operations, financial condition and cash flows, we may experience inflationary pressures, primarily in personnel costs, with certain laboratory supplies, from inventory costs related to certain raw materials, with essential vendors including audit fees and regulatory consultants, and from tariff policies and potential countermeasures. Prices for raw materials may fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, fuel related delivery costs, competition, import duties, excises and other indirect taxes, currency exchange rates, and government regulation. The extent of any future impacts from inflation on our business and our results of operations will depend upon how long elevated inflation levels persist and the extent to which the rate of inflation were to increase, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, the purchasing power of our cash and cash equivalents may be diminished, our expenses could increase faster than anticipated and we may utilize our capital resources sooner than expected. Due to the highly competitive nature of the healthcare industry and the cost containment efforts of our customers and third-party payors, we may be unable to pass along cost increases for key components or raw materials through higher prices to our customers. Further, given the complexities of the reimbursement landscape in which we operate, our payers may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts. As such, the effects of inflation may adversely impact our results of operations, financial condition and cash flows. See Note 1, “Business Risks,” to our consolidated financial statements included elsewhere in this Report for additional information about the risks that may impact our business.

Liquidity and Capital Resources

Our foreseeable material cash requirements as of December 31, 2025, are recognized as liabilities in the consolidated balance sheet or generally are otherwise described in Note 6, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Report. Our cash requirements are generally derived from our operating and investing activities including expenditures for working capital, human capital, equipment purchases, lease payments, business development, investments in intellectual property, and business combinations. Our office lease obligations (net of sublease payments) and financing lease obligations, and contingent consideration obligations are further described in Note 6 and Note 3, respectively, to our consolidated financial statements included elsewhere in this Report. As of December 31, 2025 and 2024, other than certain equity-classified warrants (see Note 7, “Common Stock Purchase Warrants,” to our consolidated financial statements included elsewhere in this Report), we had no off-balance sheet arrangements, and historically we have not entered into any such arrangements other than the noted warrants. As of December 31, 2025 and 2024, we had unrecognized tax benefits totaling $1.6 million and $1.1 million, respectively (see Note 12, “Income Taxes,” to our consolidated financial statements included elsewhere in this Report).

Since formation, we have financed our operations primarily through the sale of our common stock, preferred stock and warrants to acquire common stock (see Note 7 to our consolidated financial statements included elsewhere in this Report). We have incurred operating losses and negative operating cash flows since inception and had an accumulated deficit of $400.8 million as of December 31, 2025. At December 31, 2025, we had $11.6 million of cash and cash equivalents. On February 12, 2026, we raised additional capital as discussed below. Management anticipates that we may continue to incur operating losses and negative operating cash flows for the near future. Although it is difficult to predict our liquidity requirements, based on the going concern evaluation discussed in Note 1, “Liquidity,” to our consolidated financial statements included elsewhere in this Report, management believes that it will have sufficient cash to meet its projected operating requirements for at least the next twelve months following the issuance of these consolidated financial statements.

On February 10, 2025, we consummated the February 2025 Offering. The aggregate gross proceeds from the February 2025 Offering were approximately $29.1 million. After deducting offering expenses payable of $487,000, the resulting net proceeds were approximately $28.7 million. We are using the net proceeds received for general corporate purposes and working capital. See Note 7, “Common Stock – February 2025 Offering,” to our consolidated financial statements included elsewhere in this Report for additional information.

On February 12, 2026, we consummated the February 2026 Offering. The gross proceeds from the February 2026 Offering were approximately $26.0 million. After deducting placement agent fees and offering expenses payable of $1.4 million, the resulting net proceeds were approximately $24.6 million. We plan to use the net proceeds primarily for general corporate purposes, including but not limited to research and development in the transplantation category. The net proceeds from the offering will allow us to invest in research and development with the goal of expanding our GraftAssure product offering beyond kidney transplant rejection testing into other organs, and most immediately, into heart transplant rejection testing. See Note 13, “Subsequent Events – Registered Direct Offering,” to our consolidated financial statements included elsewhere in this Report for additional information.

Our remaining restricted cash balance in the total amount of $1.3 million as of December 31, 2025 relates to a bank letter of credit required under our Irvine office lease. From July 1, 2025 and continuing on the first day of each calendar month thereafter, the letter of credit will be reduced by an amount equal to $60,714.29 on each such date, until the letter of credit is fully reduced, after which the letter of credit arrangement will terminate and we will have no further obligation to maintain or deliver the letter of credit. See Note 6, “Office and Facilities Leases – Irvine Office Lease,” to our consolidated financial statements included elsewhere in this Report for additional information.

We expect that our general operating expenses will be commensurate with the market opportunity as we continue to manage our available cash. Although we intend to market our diagnostic tests in the United States through our own sales force, we are also making marketing arrangements with distributors in other countries. We are exploring a range of other commercialization options in order to enter overseas markets and to reduce our capital needs and expenditures, and the risks associated with the timelines and uncertainty for attaining the Medicare reimbursement approvals that will be essential for the successful commercialization of additional diagnostic tests. Those alternative arrangements could include marketing arrangements with other diagnostic companies through which we might receive a licensing fee and royalty on sales, or through which we might form a joint venture to market one or more tests and share in net revenues, in the United States or abroad.

In April 2024, we entered into a global strategic partnership agreement with Bio-Rad to collaborate in the development and the commercialization of RUO and IVD kitted transplant products using Bio-Rad’s ddPCR instruments and reagents. In November 2024, iMDx and Bio-Rad entered into a memorandum of understanding with respect to such agreement to establish additional activities to be performed by each party pursuant to such agreement. Due to the significance of our arrangement with Bio-Rad, we are dependent on them with respect to many of our ongoing operations and future target performance, which also results in a concentration in the volume of business transacted with Bio-Rad. In addition, Bio-Rad is a significant investor in our common stock. For more information regarding our transactions and business with Bio-Rad, see Note 9, “Related Party Transactions” and Note 10, “Collaborative Arrangements,” to our consolidated financial statements included elsewhere in this Report.

On February 20, 2026, we entered into a Specimen Collection Agreement with a national reference lab provider. Pursuant to the agreement, the lab provider will provide specimen collection-related services, which may include, among other things, the collection, handling, processing, and delivery of specimens upon which we will perform testing with our GraftAssureCore test. The agreement provides for certain fees to be paid to the lab provider for services rendered. See Note 13, “Subsequent Events – Specimen Collection Agreement,” to our consolidated financial statements included elsewhere in this Report for additional information.

In addition to research, development, sales and marketing expenses, we will incur expenses from leasing and improving our offices and laboratory facilities in the Nashville, Tennessee area and Göttingen, Germany. In 2024 and 2025, we have expanded our Nashville and Germany facilities by extending and adding new office and laboratory leases. In 2024 and 2025, we added various new laboratory instruments to be used in our transplant operations, under new financing leases or from purchases. As of December 31, 2025, we have acquired a total of 32 new lab instruments for use in our transplant operations. As of December 31, 2024, we had a total of seven new lab instruments. See Note 6, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Report for additional operating and financing lease information.

We may need to meet significant cash payment or stock obligations to former IGI and Chronix shareholders in connection with our acquisition of those companies, as disclosed in Note 3 to the consolidated financial statements included elsewhere in this Report. To meet the future cash payment obligations, we may have to utilize cash on hand that would otherwise be available to us for other business and operational purposes, which could cause us to delay or reduce activities in the development and commercialization of our tests. In 2025, we earned our first Kitted Products revenue, accordingly, we began to pay related royalties to Chronix.

We may need to continue to access additional forms of capital, beyond what is provided by cash flow from operations, to finance our operations, including the development and commercialization of our diagnostic tests, and making payments that may become due under our obligations to former IGI and Chronix shareholders, until such time as we are able to generate sufficient revenues to cover our operating expenses. Delays in our collaborative arrangement for the development and the commercialization of RUO and IVD kitted transplant products, or delays in obtaining regulatory approval to distribute our products for clinical use, or delays in the development of, or in obtaining reimbursement coverage from Medicare for future laboratory tests that we may develop or acquire, could prevent us from raising sufficient additional capital to finance the completion of development and commercial launch of those tests. However, additional financing may not be available on acceptable terms, if at all, including due to difficult conditions in the capital markets, particularly with respect to securities of biotechnology and life sciences companies on the U.S. stock exchanges. Investors may be reluctant to provide us with capital until our tests are approved for reimbursement by Medicare or reimbursement by private healthcare insurers or healthcare providers, or until we begin generating significant amounts of revenue from selling and performing those tests.

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

Cash Flow from Operating Activities

During the year ended December 31, 2025, our total research and development expenses were $15.9 million, our sales and marketing expenses were $6.3 million, and our general and administrative expenses were $10.6 million. We also incurred $1.8 million in total cost of revenues, including $7,000 for amortization of intangible assets. Net loss for the period was $50.2 million, and our net cash used in operating activities amounted to $22.2 million. Our cash used in operating activities during 2025 did not include the following noncash items: $2.2 million in depreciation and amortization expenses, $2.2 million in stock-based compensation, $164,000 in other equity compensation expenses, $5.9 million loss from the change in fair value of contingent consideration, $14.6 million loss from intangible asset impairments, and unrealized foreign currency losses of $185,000. Net changes in operating assets and liabilities for the period were $2.7 million as a source of additional cash.

During the year ended December 31, 2024, our total research and development expenses were $9.8 million, our sales and marketing expenses were $3.9 million, and our general and administrative expenses were $10.2 million. We also incurred $1.1 million in total cost of revenues, including $88,000 for amortization of intangible expenses. Net loss for the period was $60.7 million, and our net cash used in operating activities amounted to $20.7 million. Our cash used in operating activities during 2024 did not include the following noncash items: $1.6 million in depreciation and amortization expenses, $1.8 million in stock-based compensation, $160,000 in other equity compensation expenses, $4.3 million gain from change in fair value of contingent consideration, $41.9 million loss from intangible asset impairments, $169,000 impairment loss on held for sale assets, and unrealized foreign currency gains of $4,000. Net changes in operating assets and liabilities for the period were $1.3 million as an additional use of cash.

Cash Flow from Investing Activities

During the year ended December 31, 2025, net cash used in investing activities was $3.2 million from cash paid for construction in progress and purchases of machinery and equipment.

During the year ended December 31, 2024, net cash used in investing activities was $512,000, primarily from cash paid for construction in progress and purchases of machinery and equipment.

Cash Flow from Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities was $28.1 million from $28.7 million of net cash proceeds from the February 2025 Offering, partially offset by repayments of financing lease obligations of $510,000 and taxes paid related to net share settlement of stock-based awards.

During the year ended December 31, 2024, net cash provided by financing activities was $20.4 million from $26.0 million of net cash proceeds from the April 2024 Offering, the August 2024 Offering and the October 2024 Offering, partially offset by the redemption of our remaining Series A Preferred Stock of $5.4 million and repayments of financing lease obligations of $201,000.

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. In preparing these financial statements, we make assumptions, judgments and estimates that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly.

We believe that of the significant accounting policies discussed in Note 1 and Note 2 to our consolidated financial statements included elsewhere in this Report, the following accounting policies involve a significant level of estimation uncertainty and require our most difficult, subjective or complex assumptions, judgments and estimates:

•
Going Concern Assessment;
•
Contingent Consideration Liabilities;
•
Intangible Assets;
•
Impairment of Long-Lived Assets;
•
Revenue Recognition and Allowance for Credit Losses;
•
Stock-Based Compensation; and
•
Income Taxes.

Going Concern Assessment

We assess going concern uncertainty in our consolidated financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital, including available loans or lines of credit, if any, to operate for a period of at least one year from the date our consolidated financial statements are issued (the “look-forward period”). As part of this assessment, based on conditions that are known and reasonably knowable to us, we consider various scenarios, forecasts, projections and estimates, including stress tests, and we make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail those expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable those implementations can be achieved and we have the proper authority to execute them within the look-forward period. For additional information, including our current assessment results, see Note 1 to our consolidated financial statements included elsewhere in this Report.

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

The fair value of contingent consideration after the acquisition date is reassessed by us as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in our consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities and, accordingly, the resulting gain or loss that we record in our consolidated financial statements. During the years ended December 31, 2025 and 2024, we recorded a loss of $5.9 million and a gain of $4.3 million, respectively, related to the fair value of contingent consideration. As of December 31, 2025 and 2024, total contingent consideration liabilities were $43.9 million and $37.9 million, respectively. As of December 31, 2025, a hypothetical 2% increase and 2% decrease in the discount rate would have resulted in total contingent consideration liabilities of $39.7 million and $48.6 million, respectively. For additional information, see Note 3 to our consolidated financial statements included elsewhere in this Report.

Intangible Assets

We consider various factors and risks for potential impairment of in-process research and development (“IPR&D”) intangible assets, including the current legal and regulatory environment and the competitive landscape. Adverse clinical trial results, significant delays or inability to obtain LCD from the Centers for Medicare and Medicaid Services for Medicare reimbursement for a diagnostic test, the inability to bring a diagnostic test to market and the introduction or advancement of competitors’ diagnostic tests could result in partial or full impairment of the related intangible assets. Consequently, the eventual realized value of the IPR&D project may vary from its fair value at the date of acquisition, and IPR&D impairment charges may occur in future periods. During the period between completion or abandonment, the IPR&D assets will not be amortized but will be tested for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts.

During the fourth quarter of 2024, the IPR&D balances were reassessed using the multi-period excess earnings method (“MPEEM”) approach and the results of the valuations noted that the carrying values of certain oncology related IPR&D intangible assets were greater than the fair market values. We recorded a total impairment of $41.9 million during the year ended December 31, 2024. During the fourth quarter of 2025, the IPR&D balances were reassessed using the MPEEM approach and the results of the valuations noted that the carrying values of our oncology related IPR&D intangible assets were greater than the fair market values, resulting in a full impairment of such assets. We recorded a total impairment of $14.6 million during the year ended December 31, 2025. For additional information, see Note 5 to our consolidated financial statements included elsewhere in this Report.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, which consists primarily of right-of-use assets, machinery and equipment, and finite-lived intangible assets, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. When such events or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount, we recognize an impairment based on the fair value of such assets. During the year ended December 31, 2024, we recognized an impairment loss on held for sale assets of $169,000. We recorded no such impairments during 2025. For additional information, see Note 2, “Assets Held for Sale,” to our consolidated financial statements included elsewhere in this Report.

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

We establish an allowance for credit losses based on the evaluation of the collectability of its Laboratory Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial condition, reasonable and supportable forecast that affect the collectability of the reported amount, and historical experience. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the credit loss reserve accounts. As of December 31, 2025 and 2024, we had an allowance for credit losses of $11,000 and $16,000, respectively, related to Laboratory Services.

Stock-Based Compensation

We recognize compensation expense related to stock-based payment awards made to employees, board directors and other non-employees based on estimated fair values. We estimate the fair value of stock-based payment awards on the grant date and recognize the resulting fair value over the requisite service period on a straight-line basis. For stock-based awards that vest only upon the attainment of one or more performance goals, compensation cost is recognized if and when we determine that it is probable that the performance condition or conditions will be, or have been, achieved. For grants with market-based and time-based vesting conditions, the fair value is estimated using the Monte Carlo simulation model, which includes the estimated period to achievement of the performance and market conditions, which are subject to the achievement of the market-based goals established by us and continued employment. We utilize the Black-Scholes option pricing model for determining the fair value of standard time-based stock options. Our determination of fair value of stock-based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. We estimate the expected volatility using our own stock price volatility for a period equal to the expected term of the options. The expected term of options granted is based on our own experience. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. Key inputs and assumptions may change as we continue to develop our Company estimates, experience and key inputs including our expected term, and stock price volatility based on the trading history of our stock in the public market. Changes in these subjective assumptions can materially affect the estimated value of equity grants and the stock-based compensation that we record in our consolidated financial statements. During the years ended December 31, 2025 and 2024, we recognized total stock-based compensation of $2.2 million and $1.8 million, respectively. For additional information, see Note 8 to our consolidated financial statements included elsewhere in this Report.

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

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. We will recognize accrued interest and penalties, if any, related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of the financial statement periods presented herein. We account for uncertain tax positions by assessing all material positions taken in any assessment or challenge by relevant taxing authorities. We are currently unaware of any tax issues under review. For additional information, see Note 12, “Income Taxes,” to our consolidated financial statements included elsewhere in this Report.

Recent Accounting Pronouncements

The effects of accounting standards adopted in 2025 and the potential effects of accounting standards to be adopted in the future are described in Note 2, “Recent Accounting Pronouncements,” to our consolidated financial statements included elsewhere in this Report.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Based on information provided by Marcum LLP (“Marcum”), our independent registered public accounting firm, CBIZ CPAs P.C. (“CBIZ CPAs”) acquired the attest business of Marcum, effective November 1, 2024. Marcum continued to serve as the Company’s independent registered public accounting firm through April 11, 2025. On April 11, 2025, the Company terminated its relationship with Marcum as the Company’s independent registered public accounting firm and, with the approval of the Audit Committee of the Company’s Board of Directors, engaged CBIZ CPAs on April 16, 2025 as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025.

Prior to engaging CBIZ CPAs, the Company did not consult with CBIZ CPAs regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or (ii) any matter that was either the subject of a disagreement (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K and the related instructions).

The report of Marcum regarding the Company’s consolidated financial statements for the fiscal years ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, does not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal year ended December 31, 2024, and through April 11, 2025, the date of Marcum’s termination, there were (a) no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to such disagreement in its reports and (b) no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions).

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Exchange Act. Our management, including our principal executive officer and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a)
None.
(b)
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive Proxy Statement or an amendment to this Report, which will be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

We have a written Code of Business Conduct and Ethics (“Code of Ethics”) that applies to our principal executive officer, our principal financial officer and principal accounting officer, our other executive officers, our other employees, and our directors. The purpose of the Code of Ethics is to deter wrongdoing and to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with or submit to the SEC and in our other public communications; (iii) compliance with applicable governmental rules and regulations; (iv) prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and (v) accountability for adherence to the Code of Ethics. A copy of our Code of Ethics has been posted on our internet website and can be found at www.imdxinc.com. If we amend or waive a provision of our Code of Ethics that applies to our chief executive officer or chief financial officer, we will post the amended Code of Ethics or information about the waiver on our internet website.

Information about our compliance with Section 16(a) of the Securities Exchange Act of 1934 reported under the caption “Delinquent Section 16(a) Reports” in our definitive Proxy Statement or an amendment to this Report, which will be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be contained in our definitive Proxy Statement or an amendment to this Report, which will be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our definitive Proxy Statement or an amendment to this Report, which will be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our definitive Proxy Statement or an amendment to this Report, which will be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be contained in our definitive Proxy Statement or an amendment to this Report, which will be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements.

The following consolidated financial statements of iMDx are filed as part of this Report:

(a)(2)	Financial Statement Schedules.

Financial statement schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

(a)(3)	Exhibits.

Refer to Item 15(b) below.

(b)	Exhibits. The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Numbers	Exhibit Description
2.1

Agreement and Plan of Merger, dated January 10, 2020, by and among Insight Molecular Diagnostics Inc., Cancer DX Sub, Inc., Insight Genetics, Inc., the Shareholders who became a Party to the Merger Agreement and the Equityholder Representative. (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2020)

2.2

Agreement and Plan of Merger dated February 2, 2021, amended February 23, 2021, and amended and restated as of April 15, 2021, by and among Insight Molecular Diagnostics Inc., CNI Monitor Sub, Inc., Chronix Biomedical, Inc., the Stockholders who became a party to the Merger Agreement and the Equityholder Representative (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2021)

2.3

Amendment No. 1 to Amended and Restated Agreement and Plan of Merger dated February 8, 2023, by and between Insight Molecular Diagnostics Inc. and David MacKenzie, solely in his capacity as Equityholder Representative (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2023)

2.4

Stock Purchase Agreement, dated December 15, 2022, by and among Dragon Scientific, LLC, Insight Molecular Diagnostics Inc. and Razor Genomics Inc. (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2022)

2.5

First Amendment to Stock Purchase Agreement, dated December 15, 2022, by and among Dragon Scientific, LLC, Insight Molecular Diagnostics Inc. and Razor Genomics Inc. (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2023)

2.6

Second Amendment to Stock Purchase Agreement, dated February 16, 2023, by and among Dragon Scientific, LLC, Insight Molecular Diagnostics Inc. and Razor Genomics Inc. (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2023)

3.1

Articles of Incorporation with all amendments (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 14, 2021)

3.2

Certificate of Amendment of Articles of Incorporation of Insight Molecular Diagnostics Inc., as filed with the Secretary of State of the State of California on July 24, 2023 (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2023)

3.3

Certificate of Ownership, as filed with the Secretary of State of the State of California on June 13, 2025 (incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2025)

3.4

Certificate of Determination of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2022)

3.5

Third Amended and Restated Bylaws of Insight Molecular Diagnostics Inc.(incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2025)

4.1	Specimen of Common Stock Certificate (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

4.2	Silicon Valley Bank Warrant (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

4.3

Warrant to Purchase Common Stock, dated October 17, 2019, between Insight Molecular Diagnostics Inc. and Silicon Valley Bank (Incorporated by Reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019)

4.4	Form of Common Stock Warrant (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2022)

4.5	Form of Pre-Funded Warrant (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2024)

4.6	Form of Pre-Funded Warrant (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2025)

4.7

Form of Pre-Funded Warrant, dated February 10, 2026 (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2026)

4.8*	Description of Securities

10.1#	2010 Stock Option Plan (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Form 10 12(g) filed with the Securities and Exchange Commission on October 7, 2015)

10.2#	2017 Amendment to 2010 Stock Option Plan (Incorporated by reference to Registration Statement on Form S-8, File Number 333-219109 filed with the Securities and Exchange Commission on June 30, 2017)

10.3#	Form of Stock Option Agreement (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.4#	Form of Incentive Stock Option Agreement (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.5#

Amended and Restated 2018 Equity Incentive Plan (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2024)

10.6#

Form of 2018 Equity Incentive Plan Employee Stock Option Agreement (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.7#

Form of 2018 Equity Incentive Plan Non-Employee Director Stock Option Agreement (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.8#

Form of 2018 Equity Incentive Plan Restricted Stock Unit Agreement (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2018)

10.9#	Insight Molecular Diagnostics Inc. Change in Control and Severance Plan (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 26, 2020)

10.10#	Form of Change in Control and Severance Agreement (Incorporated by Reference to Annual Report on Form 10-K Filed with the Securities and Exchange Commission on March 26, 2020)

10.11#

Amended and Restated Employment Agreement, dated June 6, 2023, by and between Insight Molecular Diagnostics Inc. and Joshua Riggs (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2023)

10.12#

Amendment to Amended and Restated Employment Agreement, dated July 13, 2023, by and between Insight Molecular Diagnostics Inc. and Joshua Riggs (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2023)

10.13

Registration Rights Agreement dated October 15, 2009 (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.14

Amendment of Registration Rights Agreement, dated August 23, 2011 (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.15

Second Amendment of Registration Rights Agreement, dated May 8, 2015 (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Form 10 12(b) filed with the Securities and Exchange Commission on November 23, 2015)

10.16

Third Amendment to Registration Rights Agreement, dated November 16, 2015 (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Form 10 12(b) A-1 filed with the Securities and Exchange Commission on December 29, 2015)

10.17

Loan and Security Agreement, dated February 21, 2017, by and between Insight Molecular Diagnostics Inc. and Silicon Valley Bank (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017)

10.18+

First Amendment to Loan and Security Agreement, dated October 17, 2019, between Insight Molecular Diagnostics Inc. and Silicon Valley Bank (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019)

10.19

Loan Deferral Agreement, dated April 2, 2020, by and between Insight Molecular Diagnostics Inc. and Silicon Valley Bank (Incorporated by Reference to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2020)

10.20

Office Lease Agreement, dated December 23, 2019, as amended between Insight Molecular Diagnostics Inc. and Cushing Ventures, LLC (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2019)

10.21

Amendment to and Waiver of Right to Extend Original Lease, dated as of December 26, 2024, effective as of January 2, 2025, by and among Insight Molecular Diagnostics Inc., Induce Biologics USA, Inc. and Cushing Ventures, LLC (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2025)

10.22

Sublease Agreement, dated August 8, 2023, by and between Insight Molecular Diagnostics Inc. and Induce Biologics USA, Inc. (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2023)

10.23

Lease Agreement for Suite 103, dated January 1, 2024, between Insight Genetics, Inc. and MPC Holdings, LLC (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2024)

10.24

Lease Agreement for Suite 410, dated January 1, 2024, between Insight Genetics, Inc. and MPC Holdings, LLC (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2024)

10.25

Lease Agreement for Suite 510, dated January 1, 2024, between Insight Genetics, Inc. and MPC Holdings, LLC (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2024)

10.26

Form of Securities Purchase Agreement dated April 13, 2022, by and among Insight Molecular Diagnostics Inc. and certain investors (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2022)

10.27

Securities Purchase Agreement, dated April 3, 2023, by and among Insight Molecular Diagnostics Inc. and each purchaser identified on the signatures pages thereto (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2023)

10.28

Securities Purchase Agreement, dated April 11, 2024, by and among the Company and the investors signatory thereto (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2024)

10.29#

Employment Agreement, dated May 20, 2024, by and between Insight Molecular Diagnostics Inc. and Ekkehard Schütz (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2024)

10.30#

Employment Agreement, dated June 17, 2024, by and between Insight Molecular Diagnostics Inc. and Andrea James (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2024)

10.31+

Securities Purchase Agreement, dated October 2, 2024, by and among the Company and the investors signatory thereto (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2024)

10.32+

Collaboration Agreement, dated April 5, 2024, between the Company and Bio-Rad Laboratories, Inc. (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2024)

10.33+

Memorandum of Understanding, dated November 8, 2024, between the Company and Bio-Rad Laboratories, Inc. (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2024)

10.34

Amendment to and Waiver of Right to Extend Original Lease, dated as of December 26, 2024, effective as of January 2, 2025, by and among Insight Molecular Diagnostics Inc., Induce Biologics USA, Inc. and Cushing Ventures, LLC (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2025)

10.35+

Securities Purchase Agreement, dated February 7, 2025, by and among the Company and the investors signatory thereto (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2025)

10.36+

Securities Purchase Agreement, dated February 7, 2025, by and among the Company and the investors signatory thereto (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2025)

10.37#

Amendment to Employment Agreement, effective September 29, 2025, by and between Insight Molecular Diagnostics Inc. and Ekkehard Schütz (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2025)

10.38+

Form of Securities Purchase Agreement, dated as of February 10, 2026, by and between the Company and the purchasers thereto (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2026)

19.1	Insider Trading Policy (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2025)

21	Subsidiaries (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2023)

23.1*	Consent of CBIZ CPAs P.C.

23.2*	Consent of Marcum LLP

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

97.1

Insight Molecular Diagnostics Inc. Clawback Policy (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2024)

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

+ Schedules have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished. Certain portions of this exhibit (indicated by “[*]” or “[***]”) have been omitted pursuant to Item 601(b)(10) because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

(c)	Other financial statement schedules.

Not applicable.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INSIGHT MOLECULAR DIAGNOSTICS INC.

Date: March 26, 2026	By: /s/ Joshua Riggs
Joshua Riggs
President and Chief Executive Officer (Principal Executive Officer)

Date: March 26, 2026	By: /s/ Andrea James
Andrea James
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joshua Riggs	President and Chief Executive Officer and Director	March 26, 2026
JOSHUA RIGGS	(Principal Executive Officer)

/s/ Andrea James	Chief Financial Officer	March 26, 2026
ANDREA JAMES	(Principal Financial Officer)

/s/ James Liu	Vice President Accounting, Controller, Treasurer and Principal Accounting Officer	March 26, 2026
JAMES LIU	(Principal Accounting Officer)

/s/ Andrew Arno	Director	March 26, 2026
ANDREW ARNO

/s/ Andrew J. Last	Director	March 26, 2026
ANDREW J. LAST

/s/ Louis E. Silverman	Director	March 26, 2026
LOUIS E. SILVERMAN

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 199)

To the Shareholders and Board of Directors of

Insight Molecular Diagnostics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Insight Molecular Diagnostics Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, comprehensive loss, Series A redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the year ended December 31, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

The principal consideration for our determination that the fair value of contingent consideration liabilities is a critical audit matter is that there is significant judgment by management in estimating possible future payouts, the discount rate, and the likelihood of certain milestones being met. This in turn led to high degree of auditor judgment, subjectivity, and effort in performing audit procedures in evaluating audit evidence related to management’s estimates and assumptions used in the valuation model. Furthermore, evaluating the related audit evidence required significant auditor judgment as the nature of the evidence is highly subjective, and audit effort involved the use of professionals with specialized skills and knowledge to assist in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating evidence in connection with forming our overall audit opinion on the financial statements. These procedures included (i) evaluating the methodology management used to develop its estimate, (ii) testing the significant inputs and assumptions to management’s estimate, and (iii) involving the use of auditor-employed valuation specialists in assessing the estimate.

Intangible assets – Impairment of certain indefinite-lived intangible assets

As described in Note 5 to the financial statements, the Company recognized impairment expense related to its indefinite-lived intangible assets. The Company used a multi-period excess earnings method, which is an income approach, to determine the fair value of the intangible assets in such evaluation.

The principal consideration for our determination that the impairment evaluation is a critical audit matter is that there is significant judgment by management in estimating forecasted cash flows and assumptions such as the discount rate. This in turn led to high degree of auditor judgment, subjectivity, and effort in performing audit procedures in evaluating audit evidence related to management’s estimates and assumptions used in the forecasted cash flows and valuation model. Furthermore, evaluating the audit evidence related to impairment evaluation required significant auditor judgment as the nature of the evidence is highly subjective.

Addressing the matter involved performing procedures and evaluating evidence in connection with forming our overall audit opinion on the financial statements. These procedures included (i) developing an independent estimate of the fair value of the indefinite-lived intangible assets and comparing it to management’s own estimate.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2023 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Costa Mesa, CA

March 26, 2026

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 688)

To the Shareholders and Board of Directors of

Insight Molecular Diagnostics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Insight Molecular Diagnostics Inc., formerly known as Oncocyte Corporation, (the “Company”) as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, Series A redeemable convertible preferred stock and shareholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum LLP

Marcum LLP

We served as the Company’s auditor from 2023 through 2025.

Costa Mesa, CA

March 24, 2025

INSIGHT MOLECULAR DIAGNOSTICS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,583	$8,636
Accounts receivable, net of allowance for credit losses of $11 and $16, respectively	1,128	1,613
Inventories	446	410
Deferred financing costs	—	279
Restricted cash, current	729	—
Prepaid expenses and other current assets	1,420	821
Total current assets	15,306	11,759
NONCURRENT ASSETS
Right-of-use operating and financing lease assets, net	2,815	2,757
Machinery and equipment, net, and construction in progress	6,435	3,567
Intangible assets, net	—	14,607
Restricted cash, noncurrent	607	1,700
Other noncurrent assets	593	691
TOTAL ASSETS	$25,756	$35,081

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,544	$1,641
Due to related party (Note 9)	2,780	638
Accrued compensation	2,461	1,939
Accrued royalties	1,116	1,116
Accrued expenses and other current liabilities	939	418
Operating and financing lease liabilities, current	1,807	1,295
Contingent consideration liabilities, current	428	228
Total current liabilities	12,075	7,275
NONCURRENT LIABILITIES
Operating and financing lease liabilities, noncurrent	1,690	2,369
Contingent consideration liabilities, noncurrent	43,455	37,711
TOTAL LIABILITIES	57,220	47,355

Commitments and contingencies (Note 6)

SHAREHOLDERS’ DEFICIT
Preferred stock, no par value, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 230,000 shares authorized; 28,683 and 17,453 shares issued and outstanding at December 31, 2025 and 2024, respectively	369,211	338,244
Accumulated other comprehensive income	86	21
Accumulated deficit	(400,761)	(350,539)
Total shareholders’ deficit	(31,464)	(12,274)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$25,756	$35,081

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT MOLECULAR DIAGNOSTICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2025	2024
Net revenue	$4,055	$1,881

Cost of revenues	1,750	1,053
Cost of revenues – amortization of acquired intangibles	7	88
Gross profit	2,298	740

Operating expenses:
Research and development	15,900	9,839
Sales and marketing	6,343	3,944
General and administrative	10,633	10,204
Change in fair value of contingent consideration	5,946	(4,275)
Impairment losses	14,600	41,900
Impairment loss on held for sale assets	—	169
Total operating expenses	53,422	61,781

Loss from operations	(51,124)	(61,041)

Other (expenses) income:
Interest expense	(109)	(84)
Other income, net	1,011	462
Total other income, net	902	378

Loss before income taxes	(50,222)	(60,663)

Income taxes	—	—

Net loss	$(50,222)	$(60,663)

Net loss per share (Note 2):
Net loss attributable to common stockholders - basic and diluted	$(50,222)	$(60,926)
Net loss attributable to common stockholders per share - basic and diluted	$(1.65)	$(4.66)

Weighted average shares outstanding - basic and diluted	30,476	13,071

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT MOLECULAR DIAGNOSTICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2025	2024
Net loss	$(50,222)	$(60,663)
Foreign currency translation adjustments	65	(28)
Comprehensive loss	$(50,157)	$(60,691)

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT MOLECULAR DIAGNOSTICS INC.

CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT

(In thousands)

	Year Ended December 31, 2025
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Deficit
Balance at December 31, 2024	—	$—	17,453	$338,244	$21	$(350,539)	$(12,274)
Net Loss	—	—	—	—	—	(50,222)	(50,222)
Foreign currency translation adjustment	—	—	—	—	65	—	65
Stock-based compensation	—	—	—	2,219	—	—	2,219
Vesting of bonus awards	—	—	—	56	—	—	56
Sale of common shares, net of financing costs	—	—	11,146	28,656	—	—	28,656
Shares issued upon vesting of RSUs	—	—	66	—	—	—	—
Shares issued for consultant services	—	—	30	108	—	—	108
Shares withheld related to net share settlement of stock-based awards	—	—	(12)	(72)	—	—	(72)
Balance at December 31, 2025	—	$—	28,683	$369,211	$86	$(400,761)	$(31,464)

	Year Ended December 31, 2024
	Series A Redeemable Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Income	Deficit	Equity (Deficit)
Balance at December 31, 2023	5	$5,126	8,261	$310,295	$49	$(289,876)	$20,468
Net loss	—	—	—	—	—	(60,663)	(60,663)
Foreign currency translation adjustment	—	—	—	—	(28)	—	(28)
Stock-based compensation	—	—	—	1,753	—	—	1,753
Vesting of bonus awards	—	—	—	52	—	—	52
Sale of common shares, net of financing costs	—	—	8,538	24,638	—	—	24,638
Sale of common shares under at-the-market transactions, net of financing costs	—	—	611	1,661	—	—	1,661
Shares issued upon vesting of RSUs	—	—	4	—	—	—	—
Shares issued for consultant services	—	—	39	108	—	—	108
Redemption of Series A redeemable convertible preferred stock	(5)	(5,389)	—	—	—	—	—
Accretion of Series A convertible preferred stock to redemption value	—	263	—	(263)	—	—	(263)
Balance at December 31, 2024	—	$—	17,453	$338,244	$21	$(350,539)	$(12,274)

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT MOLECULAR DIAGNOSTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,222)	$(60,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,190	1,476
Amortization of intangible assets	7	88
Stock-based compensation	2,219	1,753
Equity compensation for bonus awards and consulting services	164	160
Change in fair value of contingent consideration	5,946	(4,275)
Impairment losses	14,600	41,900
Impairment loss on held for sale assets	—	169
Unrealized foreign currency losses (gains)	185	(4)
Changes in operating assets and liabilities:
Accounts receivable	485	(1,129)
Inventories	(36)	(410)
Prepaid expenses and other assets	(226)	(430)
Accounts payable and accrued liabilities	2,646	967
Operating lease assets and liabilities	(142)	(291)
Net cash used in operating activities	(22,184)	(20,689)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	4
Machinery and equipment purchases, and construction in progress	(3,185)	(516)
Net cash used in investing activities	(3,185)	(512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	29,143	26,012
Financing costs to issue common shares	(487)	(1,374)
Proceeds from sale of common shares under at-the-market transactions	—	1,802
Financing costs for at-the-market sales	—	(421)
Redemption of Series A redeemable convertible preferred shares	—	(5,389)
Contingent consideration liability payments	(2)	—
Taxes paid related to net share settlement of stock-based awards	(72)	—
Repayment of financing lease obligations	(510)	(201)
Net provided by financing activities	28,072	20,429

Effect of exchange rate changes on cash and cash equivalents	(120)	(24)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,583	(796)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING	10,336	11,132
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING	$12,919	$10,336

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$91	$42
Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Machinery and equipment purchases, and construction in progress included in accounts payable and accrued liabilities	$1,442	$570
Accretion of Series A convertible preferred stock	$—	$263
Lease assets obtained in exchange for lease liabilities	$1,138	$1,794

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of the Business

Insight Molecular Diagnostics Inc. (f/k/a Oncocyte Corporation) (“iMDx,” the “Company,” “we,” “our” or “us”), incorporated in 2009 in California, is a pioneering diagnostics technology company. Our mission is to expand access to novel molecular diagnostic testing, most immediately in the transplanted organ rejection testing category. Our current intellectual property portfolio comprises three general areas: 1) organ transplant, 2) oncology therapy selection, and 3) oncology therapy monitoring. Within these categories, we have developed or are in the process of developing laboratory developed tests (“LDTs”) that can be run at our Franklin, Tennessee laboratory, kitted research use only (“RUO”) tests, and in vitro diagnostic (“IVD”) kitted clinical tests that can be run by local labs.

In June 2025, we changed our name from “Oncocyte Corporation” to “Insight Molecular Diagnostics Inc.” Our new trading symbol “IMDX” became effective on the Nasdaq Stock Market, LLC (“Nasdaq”) on June 18, 2025. In addition, in June 2025, we moved our headquarters from Irvine, California, to Nashville, Tennessee. Tennessee is home to our Clinical Laboratory Improvements Amendment (“CLIA”) certified lab and a growing hub for healthcare innovation.

Business Risks

Tariff policies and potential countermeasures could increase our costs and disrupt our global supply chain, which could negatively impact the results of our operations as well as our asset valuations and other fair value measurements. In addition, our business could be adversely impacted by other inflationary factors. The Company will continue to monitor these risks. Refer to Item 1A. “Risk Factors” included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2025 (this “Report”) for additional information about the risks that may impact our business.

Liquidity

iMDx has incurred operating losses and negative operating cash flows since its inception and had an accumulated deficit of $400.8 million as of December 31, 2025. iMDx expects to continue to incur operating losses and negative operating cash flows for the foreseeable future. Since its formation, iMDx has financed its operations primarily through the sale of shares of its common stock, convertible preferred stock and warrants to acquire common stock. As of December 31, 2025, iMDx had $11.6 million of cash and cash equivalents and $1.3 million in remaining restricted cash that started to be released in the third quarter of 2025 (see Note 6, “Office and Facilities Leases – Irvine Office Lease” for additional information). On February 12, 2026, we raised substantial additional capital as discussed below.

On April 5, 2024, the Company entered into a global strategic partnership agreement with Bio-Rad Laboratories, Inc. (“Bio-Rad”) to collaborate in the development and the commercialization of RUO and IVD kitted transplant products for clinical use. On November 8, 2024, the Company and Bio-Rad entered into a memorandum of understanding with respect to such agreement to establish additional activities to be performed by each party pursuant to such agreement. See Note 10, “Collaborative Arrangements” for additional information.

On February 10, 2025, the Company consummated a registered direct offering and concurrent private placement of its securities to certain accredited investors (the “February 2025 Offering”). The aggregate gross proceeds from the February 2025 Offering were approximately $29.1 million. After deducting offering expenses payable by the Company of $487,000, the resulting net proceeds were approximately $28.7 million. These net proceeds are inclusive of an investment from Bio-Rad (see Note 9), our aforementioned global strategic partner. The Company is using the net proceeds received for general corporate purposes and working capital. See Note 7, “Common Stock – February 2025 Offering” for additional information.

On February 12, 2026, the Company consummated a registered direct offering of its securities to certain accredited investors (the “February 2026 Offering”). The gross proceeds from the February 2026 Offering were approximately $26.0 million. After deducting placement agent fees and offering expenses payable by the Company of $1.4 million, the resulting net proceeds were approximately $24.6 million. These net proceeds are inclusive of an investment from Bio-Rad (see Note 9), our aforementioned global strategic partner. The Company plans to use the net proceeds primarily for general corporate purposes, including but not limited to research and development in the transplantation category. See Note 13, “Subsequent Events – Registered Direct Offering” for additional information.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to general economic and capital market trends and conditions, iMDx’s ability to raise sufficient additional capital to finance its operations from time to time will depend on a number of factors specific to iMDx’s operations such as operating revenues and expenses, progress in our collaborative arrangement for the development and the commercialization of RUO and IVD kitted transplant products, progress in obtaining regulatory approval to distribute our products for clinical use, and progress in the development of, or in obtaining reimbursement coverage from Medicare for future laboratory tests that iMDx may develop or acquire.

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

Although it is difficult to predict the Company’s liquidity requirements, based on the going concern evaluation discussed above, management believes that it will have sufficient cash to meet its projected operating requirements for at least the next twelve months following the issuance of these consolidated financial statements. The factors that previously raised substantial doubt about the Company's ability to continue as a going concern in the prior year were resolved in part as a result of the February 2026 Offering described above. Accordingly, management has concluded that substantial doubt does not exist about the Company's ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements. However, the Company anticipates that it will continue to generate operating losses and negative operating cash flows for the foreseeable future as it continues the development of its various programs and incurs additional costs associated with being a public company.

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain prior period amounts in the consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the current period presentation. These changes had no impact on the previously reported consolidated financial condition, results of operations or total cash flows.

In connection with the retrospective adoption of Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures as of December 31, 2025 (see “Recent Accounting Pronouncements” below), the Company has also reclassified certain 2024 amounts to conform to the 2025 presentation in our federal income tax rate reconciliation table included in Note 12, “Income Taxes.”

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

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

In determining fair value, iMDx utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. As of December 31, 2025 and 2024, iMDx had no financial assets recorded at fair value on a recurring basis, except for money market funds. These assets are reported as cash equivalents and are measured at fair value using the period-end quoted market prices as a Level 1 input. iMDx's financial liabilities recorded at fair value on a recurring basis include contingent consideration, and are discussed below.

The carrying amounts of cash and cash equivalents, restricted cash, net accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.

In accordance with GAAP, from time to time, iMDx measures certain assets at fair value on a nonrecurring basis. iMDx reviews the carrying value of intangibles, including IPR&D (see “Intangible Assets” below and Note 5), and other long-lived assets for indications of impairment at least annually. Refer to related discussions of impairments below.

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash, Cash Equivalents and Restricted Cash

iMDx considers all highly liquid securities with original maturities of three months or less when purchased to be cash equivalents. For the periods presented, iMDx’s cash equivalents are comprised of investments in AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper and securities issued or guaranteed by the U.S. government or its agencies. Restricted cash balances, as reported in the consolidated balance sheets, relate to a bank letter of credit required under an office lease arrangement, see Note 6 for additional information.

For cashflow reporting purposes, the Company combines the reported balance sheet amounts from cash and cash equivalents with restricted cash (current and noncurrent). Accordingly, as of December 31, 2025 and 2024, the aggregate amount of such ending balances were $12.9 million and $10.3 million, respectively, as presented in the consolidated statements of cash flows.

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

Inventories

Inventories include raw materials, work-in-process and finished goods and are valued at the lower of cost or net realizable value. In September 2024, the Company began to capitalize certain RUO inventory costs in connection with its collaboration arrangement with Bio-Rad to develop and commercialize its GraftAssureIQ RUO kitted tests and eventual IVD kitted transplant testing products. See Note 10, “Collaborative Arrangements” for additional information. As of December 31, 2025, inventories were comprised of raw materials of $368,000 and finished goods of $78,000. As of December 31, 2024, inventories were comprised of raw materials of $207,000 and finished goods of $203,000.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Historically, the Company has entered into agreements to sell certain laboratory equipment. As a result, the Company classified the equipment as held for sale current assets in the consolidated balance sheet, when all the criteria of ASC 360-10 had been met. As such, certain laboratory equipment in 2024 was written down to its fair value, less cost to sell. As of December 31, 2025 and 2024, the Company had no assets held for sale. During the year ended December 31, 2024, the Company recorded an impairment loss on held for sale assets of $169,000 in the consolidated statement of operations.

Property and Equipment

Machinery and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally over a period of 3 to 10 years. For equipment purchased under financing leases, iMDx amortizes the equipment based on the shorter of the useful life of the equipment or the term of the lease, ranging from 3 to 5 years, depending on the nature and classification of the financing lease (see Note 6). Maintenance and repairs are expensed as incurred whereas significant renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation or amortization are removed from the respective accounts and any resulting gain or loss is reflected in the results of operations.

Construction in progress, comprised primarily of leasehold improvements under construction, is not depreciated or amortized until the underlying asset is placed into service.

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

iMDx does not have intangible assets with indefinite useful lives other than the acquired IPR&D discussed in Note 5, which as of December 31, 2025, were fully impaired.

INSIGHT MOLECULAR DIAGNOSTICS INC.

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

Long-Lived Intangible Assets

Long-lived intangible assets subject to amortization are stated at acquired cost, less accumulated amortization. iMDx amortizes intangible assets not considered to have an indefinite useful life using the straight-line method over their estimated period of benefit, which generally ranges from 1 to 9 years. Each reporting period, we evaluate the estimated remaining useful life of intangible assets and assess whether events or changes in circumstances warrant a revision to the remaining period of amortization or indicate that impairment exists. Long-lived intangible assets currently consist of fully amortized acquired customer relationships (see Note 5).

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

Leases

iMDx accounts for leases in accordance with ASC 842, Leases. iMDx determines if an arrangement is a lease at inception. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. iMDx accounts for the lease and non-lease components as a single lease component. iMDx recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months in the consolidated balance sheets. ROU assets represent the right to use an underlying asset during the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most leases do not provide an implicit rate, iMDx uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. iMDx uses the implicit rate when it is readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that iMDx will exercise that option. Operating lease expense and financing lease amortization expense are recognized on a straight-line basis over the lease term. Operating leases include ROU office lease assets and related lease liabilities, current and long-term, in the consolidated balance sheets. Financing leases include ROU machinery and equipment and related financing lease liabilities, current and long-term, in the consolidated balance sheets (see “Property and Equipment” above for more information). iMDx discloses the amortization of operating lease ROU assets and the related repayments of lease obligations as a net amount in the consolidated statements of cash flows. iMDx has entered into various operating and financing leases in accordance with ASC 842 as further discussed in Note 6.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

After all relevant assessments, iMDx concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the consolidated statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. Based on the above guidance and, among other factors, the fact that our warrants cannot be cash settled under any circumstance but require share settlement, all of our outstanding warrants meet the equity classification criteria and have been classified as equity. See Note 7 for details about our outstanding warrants.

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

The following table presents consolidated revenues by type:

	Years Ended December 31,
	2025	2024
	(In thousands)
Laboratory Services	$4,031	$1,859
Laboratory Developed Test Services	—	22
Kitted Products	24	—
Total	$4,055	$1,881

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2025, 2024 and 2023, iMDx had gross accounts receivable from Laboratory Services customers of $1.1 million, $1.6 million and $489,000, respectively.

Allowance for Credit Losses

iMDx establishes an allowance for credit losses based on the evaluation of the collectability of its Laboratory Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial condition, reasonable and supportable forecast that affect the collectability of the reported amount, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. iMDx continuously monitors collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the credit loss reserve accounts. As of December 31, 2025, 2024 and 2023, iMDx had an allowance for credit losses of $11,000, $16,000 and $5,000, respectively, related to Laboratory Services.

Laboratory Developed Test Services

Prior to the Razor Sale Transaction (see “Investments in Privately Held Companies” above), iMDx generated revenue from performing DetermaRx tests on clinical samples through orders received from physicians, hospitals, and other healthcare providers. In determining whether all the revenue recognition criteria in (i) through (v) above was met with respect to DetermaRx tests, each test result was considered a single performance obligation and was generally considered complete when the test result was delivered or made available to the prescribing physician electronically, and, as such, there were no shipping or handling fees incurred by iMDx or billed to customers. Although iMDx billed a list price for all tests ordered and completed for all payer types, iMDx considered constraints on the variable consideration when it recognized revenue for DetermaRx. Because DetermaRx was a novel test and there were no current reimbursement arrangements with third-party payers other than Medicare, the transaction price represented variable consideration. Application of the constraint for variable consideration was an area that required significant judgment. For all payers other than Medicare, iMDx needed to consider the novelty of the test, the uncertainty of receiving payment, or being subject to claims for a refund, from payers with whom iMDx did not have a sufficient payment collection history or contractual reimbursement agreements. Accordingly, for those payers, iMDx recognized revenue upon payment because it had insufficient history to reliably estimate payment patterns. The remaining Medicare and Medicare Advantage accounts receivable net balance was written-off in the first quarter of 2023. Laboratory Developed Test Services revenue recorded during the year ended December 31, 2024 was the result of payments received.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Kitted Products

Revenues recognized include our GraftAssureIQ RUO kitted tests, which are clearly labeled and intended for research purposes. GraftAssureIQ is a transplant monitoring assay to measure the donor-derived cell-free DNA (“dd-cfDNA”) molecular biomarker. iMDx recognizes revenue to depict the transfer of goods to a customer at an amount that reflects the consideration which it expects to receive for providing those goods. As of December 31, 2025 and 2024, iMDx had no accounts receivable from Kitted Products customers. See Note 10, “Collaborative Arrangements” for additional Kitted Products information.

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

Disaggregation of Revenues and Concentrations of Credit Risk

The following table presents the percentage of consolidated revenues by type:

	Years Ended December 31,
	2025	2024
Laboratory Services	99%	99%
Laboratory Developed Test Services	0%	1%
Kitted Products	1%	0%
Total	100%	100%

The following table presents the percentage of consolidated revenues generated by unaffiliated customers, based on the respective periods presented, that individually represented greater than ten percent of consolidated revenues:

	Years Ended December 31,
	2025	2024
Company A	99%	84%
Company B	*	*

* Less than 10%

The following table presents the percentage of consolidated revenues attributable to geographical locations, based on country of domicile:

	Years Ended December 31,
	2025	2024
United States	99%	89%
Outside of the United States	1%	11%
Total	100%	100%

See Note 11, “Segment Reporting” for additional information about geographical revenues and long-lived tangible assets.

INSIGHT MOLECULAR DIAGNOSTICS INC.

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

One customer individually represented approximately 100% of accounts receivable as of December 31, 2025. One customer individually represented approximately 97% of accounts receivable as of December 31, 2024. No other customers individually represented greater than ten percent of total accounts receivable.

The Company had accounts payable to two vendors that represented approximately 50% and 10% of accounts payable as of December 31, 2025, and three vendors that represented approximately 37%, 28% and 14% of accounts payable as of December 31, 2024. No other vendors individually represented greater than ten percent of total accounts payable.

The Company has a concentration in the volume of business transacted with Bio-Rad, its global strategic partner. In 2024, the Company entered into an agreement with Bio-Rad to collaborate in the development and the commercialization of RUO and IVD kitted transplant products using Bio-Rad’s ddPCR instruments and reagents, pursuant to which it is dependent on Bio-Rad with respect to many of its ongoing operations and future target performance. In addition, Bio-Rad is a significant investor in the Company's common stock. See Note 9, “Related Party Transactions” and Note 10, “Collaborative Arrangements” for additional information.

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

Research and Development Expenses

Research and development expenses are comprised of costs incurred to develop technology, which include salaries and benefits, stock-based compensation, laboratory expenses (including reagents and supplies used in research and development laboratory work), consumed kitted products for clinical trials, infrastructure expenses (including depreciation expense and allocated facility occupancy costs), and contract services and other outside costs. Indirect research and development expenses are allocated primarily based on headcount, as applicable, and include rent and utilities, common area maintenance, telecommunications, property taxes and insurance. Research and development costs are expensed as incurred. Certain research and development expenses are attributed to our global strategic collaboration arrangement with Bio-Rad for commercializing our kitted test products. See Note 10, “Collaborative Arrangements” for additional information.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs and related benefits, including stock-based compensation, trade show expenses, branding and positioning expenses, free kitted products, travel expenses, and consulting fees. Sales and marketing expenses also include indirect expenses for applicable overhead allocated based on headcount, and include allocated costs for rent and utilities, common area maintenance, depreciation expense, telecommunications, property taxes and insurance. During the years ended December 31, 2025 and 2024, iMDx’s total advertising expenses were $590,000 and $258,000, respectively. Certain sales and marketing expenses are attributed to our global strategic collaboration arrangement with Bio-Rad for commercializing our kitted test products. See Note 10, “Collaborative Arrangements” for additional information.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and related benefits, including stock-based compensation, for executive and corporate personnel, professional and consulting fees, travel expenses, rent and utilities, common area maintenance, depreciation expense, telecommunications, property taxes and insurance. Certain general and administrative expenses are attributed to our global strategic collaboration arrangement with Bio-Rad for commercializing our kitted test products. See Note 10, “Collaborative Arrangements” for additional information.

Stock-Based Compensation

iMDx recognizes compensation expense related to employee, Board of Director and other non-employee option grants and restricted stock grants in accordance with ASC 718, Compensation – Stock Compensation.

iMDx estimates the fair value of stock-based payment awards on the grant date and recognizes the resulting fair value over the requisite service period, which is generally a three or four-year vesting period. For stock-based awards that vest only upon the attainment of one or more performance goals set by iMDx at the time of the grant (sometimes referred to as milestone vesting), compensation cost is recognized if and when iMDx determines that it is probable that the performance condition or conditions will be, or have been, achieved. iMDx uses the Black-Scholes option pricing model for estimating the fair value of time-based options granted under iMDx’s equity plan. The fair value of each restricted stock unit (“RSU”) or award (“RSA”) is determined by the product of the number of units or shares granted and the grant date market price of the underlying common stock. iMDx has elected to treat stock-based payment awards with graded vesting schedules and time-based service conditions as a single award and recognizes stock-based compensation ratably on a straight-line basis over the requisite service period. Options have a maximum contractual term of ten years. Forfeitures are accounted for as they occur. See Note 8 for additional information.

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

All excess tax benefits and tax deficiencies from stock-based compensation awards accounted for under ASC 718 are recognized as income tax benefit or expense, respectively, in the consolidated statements of operations. An excess income tax benefit arises when the tax deduction of a stock-based award for income tax purposes exceeds the compensation cost recognized for financial reporting purposes and, a tax deficiency arises when the compensation cost exceeds the tax deduction. Because iMDx has a full valuation allowance for all periods presented (see “Income Taxes” below), there was no impact to iMDx's consolidated statements of operations for any excess tax benefits or deficiencies, as any excess benefit or deficiency would be offset by the change in the valuation allowance.

Retirement Plan

iMDx has an employee savings and retirement plan under Section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan in which eligible employees may elect to have a percentage of their compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. During the years ended December 31, 2025 and 2024, iMDx’s total contributions to the plan were $321,000 and $318,000, respectively.

INSIGHT MOLECULAR DIAGNOSTICS INC.

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

Foreign Currency Gains and Losses

Foreign currency gains and losses primarily relate to our Chronix subsidiary in Germany, where the local currency is the functional currency. Assets and liabilities are translated from the foreign currency into U.S. dollar at the exchange rates in effect at the balance sheet date, while income and expenses are translated at the weighted average exchange rates for the period. The net effects of translating the foreign currency financial statements are included in the consolidated shareholders’ deficit as a component of accumulated other comprehensive income or loss. Gains and losses for all transactions denominated in a currency other than the U.S. dollar are recognized in the period incurred and included in the consolidated statements of operations as a component of other income or expense.

Other Income and Expenses

Other income and expenses are primarily comprised of interest income, interest expense, and foreign currency gains and losses. Interest income is earned from money market funds we hold for capital preservation. Interest expense is primarily incurred from our financing lease obligations (see Note 6).

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

iMDx did not record any provision or benefit for income taxes for the years ended December 31, 2025 and 2024, as iMDx had a full valuation allowance for the periods presented.

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

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. iMDx will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2025 and 2024. iMDx is not aware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation as of December 31, 2025. iMDx is currently unaware of any tax issues under review. As of December 31, 2025 and 2024, iMDx had unrecognized tax benefits totaling $1.6 million and $1.1 million, respectively. See Note 12, “Income Taxes” for additional information.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net Loss Per Common Share

Basic loss per share is computed by dividing the net loss applicable to common stockholders after deducting cumulative unpaid dividends and accretion of the preferred stock, when applicable, by the weighted average number of shares of common stock outstanding during the period. The weighted average shares outstanding - basic in the following table includes the effects of pre-funded warrants that were issued in April 2024 and February 2025 (see Note 7, “Common Stock Purchase Warrants” for additional information). Diluted loss per share is computed by dividing the net loss applicable to common stockholders after deducting cumulative unpaid dividends and accretion of the preferred stock, when applicable, by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method or the if-converted method, or the two-class method for participating securities, whichever is more dilutive. Potential common shares are excluded from the computation if their effect is antidilutive.

On February 12, 2026, the Company consummated the February 2026 Offering that included the issuance of 3,482,498 shares of common stock and pre-funded warrants to purchase up to 1,043,478 shares of common stock. See Note 13, “Subsequent Events – Registered Direct Offering” for additional information.

For the years ended December 31, 2025 and 2024, all common stock equivalents are antidilutive because iMDx reported a net loss. The following table presents the calculation of basic and diluted loss per share of common stock:

	Years Ended December 31,
	2025	2024
	(In thousands, except per share data)
Numerator:
Net loss	$(50,222)	$(60,663)
Accretion of Series A redeemable convertible preferred stock	—	(263)
Net loss attributable to common stockholders - basic and diluted	$(50,222)	$(60,926)

Denominator:
Weighted average shares outstanding - basic and diluted	30,476	13,071

Net loss per share:
Net loss attributable to common stockholders per share - basic and diluted	$(1.65)	$(4.66)

Anti-dilutive potential common shares excluded from the computation of diluted net loss per common share:
Stock options	2,251	1,091
RSUs	852	100
Warrants	761	761
Total	3,864	1,952

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to address investor requests for more transparency about income tax information by requiring improvements to income tax disclosures, including, (i) consistent categories and greater disaggregation of information in the rate reconciliation, and (ii) income taxes paid disaggregated by jurisdiction. Additional amendments in this Update improve the effectiveness and comparability of disclosures by, (i) adding disclosures of pretax income (or loss) and income tax expense (or benefit), and (ii) removing disclosures that no longer are considered cost beneficial or relevant. The Company adopted this new standard as of December 31, 2025 on a retrospective basis and has included the new disclosure requirements in Note 12, “Income Taxes.” The adoption of this new standard did not have an impact on the Company’s consolidated balance sheets and consolidated statements of operations, comprehensive loss, shareholders' deficit and cash flows.

Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to address investor requests for more detailed information about certain types of reported costs and expenses. The amendments in this Update require disclosure, in the notes to financial statements, at each interim and annual reporting period an entity: 1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, and (d) intangible asset amortization included in each expense caption presented on the face of the income statement within continuing operations; 2) include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; 3) disclose a qualitative description of the amounts remaining that are not separately disaggregated quantitatively; and 4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this Update should be applied either prospectively or retrospectively, and are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. Management is currently evaluating the impact that the amendments in this Update will have on the Company’s financial statement disclosures. The adoption of this new standard will not have an impact on the Company’s consolidated balance sheets and consolidated statements of operations, comprehensive loss, shareholders' deficit and cash flows.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for internal-use software costs. The amendments in this Update remove all references to prescriptive and sequential software development stages (referred to as “project stages”). Therefore, an entity is required to start capitalizing software costs when both of the following occur: 1) management has authorized and committed to funding the software project, and 2) it is probable that the project will be completed and the software will be used to perform the function intended (the “probable-to-complete recognition threshold”). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. In addition, the amendments supersede the website development costs guidance and incorporate the recognition requirements for website-specific development costs from Subtopic 350-50 into Subtopic 350-40. The amendments in this Update are effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. The amendments may be applied prospectively, using a modified transition approach, or retrospectively. Management is currently evaluating the impact that the amendments in this Update will have on the Company’s consolidated balance sheets and consolidated statements of operations, comprehensive loss, shareholders' deficit and cash flows, and related disclosures.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this Update: 1) clarify that the guidance in Topic 270 applies to all entities that provide interim financial statements and notes in accordance with GAAP, 2) create a comprehensive list in Topic 270 of interim disclosures that are required in interim financial statements and notes in accordance with GAAP, 3) incorporate a disclosure principle, which is modeled after previous SEC guidance, that requires entities to disclose events and changes that occur after the end of the most recent fiscal year that have a material impact on the entity, and 4) improve guidance about information included in and the format of interim financial statements. The amendments in this Update are effective for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted either prospectively or retrospectively. Management is currently evaluating the impact that the amendments in this Update will have on the Company’s interim consolidated balance sheets and interim consolidated statements of operations, comprehensive loss, shareholders' deficit and cash flows, and related interim disclosures.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Business Combinations and Contingent Consideration Liabilities

Acquisition of IGI

On January 31, 2020 (the “IGI Merger Date”), iMDx completed its acquisition of IGI pursuant to the IGI Merger Agreement. iMDx determined there were two types of contingent consideration in connection with the IGI Merger, the Milestone Contingent Consideration and the Royalty Contingent Consideration. There were three milestones comprising the Milestone Contingent Consideration, in connection with the IGI Merger which iMDx valued and recorded as part of the contingent consideration as of the IGI Merger Date (see table below), which consisted of (i) a payment for clinical trial completion and related data publication (“Milestone 1”), (ii) a payment for an affirmative final LCD from CMS for a specified lung cancer test (“Milestone 2”), and (iii) a payment for achieving specified CMS reimbursement milestones (“Milestone 3”). If achieved, any respective Milestone will be paid at the contractual value shown below, with the payment made either in cash or in shares of iMDx's common stock as determined by iMDx. There can be no assurance that any of the Milestones will be achieved.

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

The fair value of the contingent consideration after the IGI Merger Date is reassessed by iMDx as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in iMDx’s consolidated statements of operations. Since December 2023, Milestone 1 and Royalty 2 (Laboratory Services) are not expected to be paid and are excluded from the current fair value. During 2025, based on iMDx’s reassessment of significant assumptions, there was a decrease of approximately $786,000 to the fair value of the contingent consideration primarily attributable to revised estimates of the possible future payouts and, accordingly, this amount was recorded as a change in fair value of contingent consideration in the consolidated statement of operations for the year ended December 31, 2025.

iMDx uses a discounted cash flow valuation technique to determine the fair value of its Level 3 contingent consideration liabilities. The significant unobservable inputs used in IGI’s contingent consideration valuation on December 31, 2025, included: (i) a discount period, based on the expected Milestone payment dates, ranging from 1.7 years to 1.9 years, (ii) a discount rate of 12.3%, and (iii) a management probability estimate of 25% to 50%. The significant unobservable inputs used in IGI’s contingent consideration valuation on December 31, 2024, included: (i) a discount period, based on the expected Milestone payment dates, ranging from 1.7 years to 7.8 years, (ii) a discount rate of 13.2% to 13.5%, and (iii) a management probability estimate of 25% to 50%. Changes to significant unobservable inputs to different amounts could result in a significantly higher or lower fair value measurement at the reporting date.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the activity for the IGI contingent consideration measured at fair value using Level 3 inputs:

Fair Value
(In thousands)
Balance at December 31, 2023	$2,040
Change in estimated fair value	553
Balance at December 31, 2024	$2,593

Balance at December 31, 2024	$2,593
Change in estimated fair value	(786)
Balance at December 31, 2025	$1,807

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

The fair value of the Chronix contingent consideration after the Chronix Merger Date is reassessed by iMDx as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in iMDx’s consolidated statements of operations. During 2025, based on iMDx’s reassessment of significant assumptions, there was an increase of approximately $6.7 million to the fair value of the contingent consideration primarily attributable to revised estimates of the possible future payouts and, accordingly, this amount was recorded as a change in fair value of contingent consideration in the consolidated statement of operations for the year ended December 31, 2025.

iMDx uses a discounted cash flow valuation technique to determine the fair value of its Level 3 contingent consideration liabilities. The significant unobservable inputs used in Chronix’s contingent consideration valuation on December 31, 2025, included: (i) a discount period, based on the related patent expiration dates, ranging from 8.8 years to 9.7 years, (ii) a discount rate of 12.3% to 13.0%, and (iii) a payout percentage of 10% based on the earnout provision. The significant unobservable inputs used in Chronix’s contingent consideration valuation on December 31, 2024, included: (i) a discount period, based on the related patent expiration dates, ranging from 9.8 years to 10.7 years, (ii) a discount rate of 13.1% to 13.6%, and (iii) a payout percentage of 10% based on the earnout provision. Changes to significant unobservable inputs to different amounts could result in a significantly higher or lower fair value measurement at the reporting date.

The following tables reflect the activity for the Chronix contingent consideration measured at fair value using Level 3 inputs:

Fair Value
(In thousands)
Balance at December 31, 2023	$40,174
Change in estimated fair value	(4,828)
Balance at December 31, 2024	$35,346

Balance at December 31, 2024	$35,346
Earnout payments	(2)
Change in estimated fair value	6,732
Balance at December 31, 2025	$42,076

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

4. Property and Equipment, Net

ROU operating and financing lease assets, net, machinery and equipment, net, and construction in progress were as follows:

	December 31,
	2025	2024
	(In thousands)
ROU operating and financing lease assets	$5,623	$5,323
Machinery, equipment and leasehold improvements	12,516	8,366
Accumulated depreciation and amortization	(9,654)	(7,705)
	8,485	5,984
Construction in progress	765	340
Property and equipment, net	$9,250	$6,324

Property and equipment depreciation and amortization expense amounted to $2.2 million and $1.5 million for the years ended December 31, 2025 and 2024, respectively.

5. Intangible Assets, Net

As part of the IGI and Chronix acquisitions completed on January 31, 2020 and April 15, 2021, respectively, the Company acquired IPR&D and customer relationships (see Note 3). During the fourth quarter of 2024, the IPR&D balances were reassessed using the multi-period excess earnings method (“MPEEM”) approach and the results of the valuations noted that the carrying values of the DetermaIO and DetermaCNI IPR&D intangible assets were greater than the fair market values. Accordingly, the Company recorded impairments of $6.8 million and $35.1 million related to DetermaIO and DetermaCNI, respectively, as of December 31, 2024.

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

As of December 31, 2025, due to growing competitive pressure in the oncology market, although not abandoned, management does not foresee substantial near term investment in, or revenue generating opportunities from, DetermaIO and DetermaCNI. Due to this current market condition, the Company’s long range plan forecasts were updated, resulting in a significant reduction to anticipated future benefits derived from the Company’s IPR&D assets. The IPR&D balances were reassessed based on the updated long range plan using the MPEEM approach and the results of the valuations noted that the carrying values of the DetermaIO and DetermaCNI IPR&D intangible assets were greater than the fair market values, resulting in the full impairment of both assets. Accordingly, the Company recorded impairments of $2.9 million and $11.7 million related to DetermaIO and DetermaCNI, respectively, as of December 31, 2025.

The significant unobservable inputs used related to DetermaIO and DetermaCNI as of December 31, 2025, included: (i) a discount period of 15.0 years, based on the long range plan forecast, and (ii) a discount rate of 29.0%, as well as certain assumptions about future cash flows in the related long range plan forecast. This valuation approach yielded a fair value of zero for both DetermaIO and DetermaCNI as of December 31, 2025. See Note 2, “Intangible Assets” for additional IPR&D information.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets, net, consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Intangible assets:
Acquired IPR&D - DetermaIO (1)	$—	$2,900
Acquired IPR&D - DetermaCNI (2)	—	11,700

Intangible assets subject to amortization:
Acquired intangible assets - customer relationship	440	440
Total intangible assets	440	15,040
Accumulated amortization - customer relationship (3)	(440)	(433)
Intangible assets, net	$—	$14,607

(1)
See Note 3 for information on the IGI Merger.
(2)
See Note 3 for information on the Chronix Merger.
(3)
Amortization of intangible assets is included in “Cost of revenues – amortization of acquired intangibles” in the consolidated statements of operations because the intangible assets pertain directly to the revenues generated from the acquired intangibles.

Intangible asset amortization expense amounted to $7,000 and $88,000 for the years ended December 31, 2025 and 2024, respectively.

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

Effective as of January 2, 2025, iMDx, Landlord and Subtenant (defined below) entered into an amendment to the Irvine Lease, dated December 26, 2024 (the “Amendment”). Pursuant to the terms of the Amendment, among other things: (a) iMDx and Subtenant agreed that all rights to extend the Term of the Irvine Lease for a period of five years were terminated, and (b) Landlord and iMDx agreed that, provided iMDx is not in default under any of the terms and conditions of the Irvine Lease that is continuing beyond any and all applicable notice and cure periods, then, commencing on July 1, 2025 and continuing on the first day of each calendar month thereafter, the provided letter of credit (as further discussed below) in the amount of $1.7 million (the “Letter of Credit Amount”) shall be reduced by an amount equal to $60,714.29 on each such date, until the Letter of Credit Amount is fully reduced, after which the letter of credit shall be deemed to have been terminated and iMDx shall have no further obligation to maintain or deliver the letter of credit under the Irvine Lease. The new Letter of Credit Amount will correspond to the Company’s restricted cash on the accompanying consolidated balance sheet and the reductions in the Letter of Credit Amount would correspondingly reduce the associated amount of such restricted cash.

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

To obtain the letter of credit, iMDx has provided the issuing bank with a restricted cash deposit that the bank will hold to cover its obligation to pay any draws on the letter of credit by the lessor. The restricted cash may not be used for any other purpose. Corresponding to the Letter of Credit Amount, iMDx has reflected $1.3 million as the total remaining current and noncurrent restricted cash balances in the accompanying consolidated balance sheet as of December 31, 2025. The total restricted cash balance in the accompanying consolidated balance sheet as of December 31, 2024 was $1.7 million.

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Nashville Office and Facilities Leases

iMDx operates a CLIA-certified laboratory and office space located in the Nashville, Tennessee area under multiple lease arrangements. Since June 2025, iMDx's Nashville location also serves as our principal executive and administrative offices. iMDx maintains an aggregate of 12,881 square feet of rentable space in the Nashville area. Lab space represents approximately 6,586 square feet of the total rentable space in the Nashville area.

In January 2024, iMDx renewed its existing leases and added a new lease agreement to expand its Nashville area office space. The new lease agreements each have an initial term of 36 months, which commenced on January 1, 2024 and will end in January 2027. iMDx has the option to renew the term of each lease for four additional one year periods. iMDx agreed to pay an aggregate base monthly rent in the amount of $22,252 during the first 12 months of the term. Base monthly rent increases annually, over the base monthly rent then in effect, by approximately 3.0%.

In September 2025, iMDx added a new lease agreement to expand its Nashville area laboratory and office space. The new lease agreement has an initial term of 36 months, which commenced on October 1, 2025 and will end in September 2028. iMDx has the option to renew or extend the term upon request. iMDx agreed to pay a base monthly rent in the amount of $6,200 during the first 24 months of the term, and $6,700 per month thereafter.

Germany Office and Facilities Leases

iMDx operates a research and development laboratory and office space located in Göttingen, Germany. In August 2025, iMDx added a new lease agreement to expand our Germany laboratory and office space. With the new lease, iMDx maintains an aggregate of 3,455 square feet of rentable space in Germany. Lab space represents approximately 2,077 square feet of the total rentable space in Germany. The new lease agreement has an initial term of 60 months, which commenced on October 1, 2025 and will end in September 2030. iMDx has the option to renew the term for two additional three year periods. iMDx agreed to pay an aggregate base monthly rent in the approximate amount of $7,158 over the full 60 month term. Base rent may increase or decrease based the German consumer price index annual rate of change. Any adjustments to the base rent in subsequent years will be recognized in operations as variable lease payments.

The office and facilities leases discussed above are operating leases under ASC 842. The tables below provide the amounts recorded in connection with the application of ASC 842 for iMDx’s operating leases (see Note 2, “Leases” for additional policy information).

Financing Leases

iMDx has various financing leases for certain laboratory and other equipment. iMDx’s financing lease obligations are collateralized by the equipment financed under the lease schedules. The tables below provide the amounts recorded in connection with the application of ASC 842 for iMDx’s financing leases (see Note 2, “Leases” for additional policy information).

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating and Financing Leases

The following table presents supplemental balance sheet information related to operating and financing leases:

	December 31,
	2025	2024
	(In thousands)
Operating leases
ROU assets, net	$1,707	$1,789

Lease liabilities, current	$1,180	$914
Lease liabilities, noncurrent	1,079	1,713
Total operating lease liabilities	$2,259	$2,627

Financing leases
ROU machinery and equipment	$1,981	$1,673
ROU accumulated depreciation	(873)	(705)
ROU machinery and equipment, net	$1,108	$968

Lease liabilities, current	$551	$381
Lease liabilities, noncurrent	509	554
Total financing lease liabilities	$1,060	$935

Weighted average remaining lease term:
Operating lease	2.2 years	2.6 years
Financing lease	2.0 years	2.4 years

Weighted average discount rate:
Operating lease	9.59%	10.44%
Financing lease	7.97%	10.23%

Future minimum lease commitments are as follows:

	Operating	Financing
	Leases	Leases
	(In thousands)
Year Ending December 31,
2026	$1,343	$607
2027	857	404
2028	146	116
2029	86	4
2030	65	—
Total minimum lease payments	2,497	1,131
Less amounts representing interest	(238)	(71)
Present value of net minimum lease payments	$2,259	$1,060

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents supplemental cash flow information related to operating and financing leases:

	Years Ended December 31,
	2025	2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,184	$1,106
Operating cash flows from financing leases	$91	$42
Financing cash flows from financing leases	$510	$201

The Company incurred total operating lease cost, including short-term lease expense, of $333,000 and $607,000, which was net of sublease income of $683,000 and $442,000, for the years ended December 31, 2025 and 2024, respectively.

Financing lease amortization expense amounted to $496,000 and $168,000 for the years ended December 31, 2025 and 2024, respectively.

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

Employment Contracts

iMDx has entered into employment and severance benefit contracts with certain executive officers. Under the provisions of the contracts, iMDx may be required to incur severance obligations for matters relating to changes in control, as defined in the respective contracts, and certain terminations of executives. As of December 31, 2025 and 2024, iMDx accrued approximately $2.3 million, in severance obligations for certain executive officers, in accordance with the severance benefit provisions of their respective employment and severance benefit agreements, primarily related to iMDx’s acquisition of Chronix in 2021. For the periods presented, management has included $2.3 million of the accrued severance obligations related to the Chronix acquisition as contingent consideration in the consolidated balance sheets under contingent consideration liabilities, current and noncurrent. See Note 3, “Business Combinations and Contingent Consideration – Acquisition of Chronix” for additional information.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The potential future payments iMDx could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, iMDx has not been subject to any claims or demands for indemnification. iMDx also maintains various liability insurance policies that limit iMDx’s financial exposure. As a result, iMDx management believes that the fair value of these indemnification agreements is minimal. Accordingly, iMDx has not recorded any liabilities for these agreements as of December 31, 2025 and 2024.

7. Series A Redeemable Convertible Preferred Stock and Shareholders’ Deficit

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

Preferred Stock

As of December 31, 2025 and 2024, iMDx had 5,000,000 shares of preferred stock, no-par value, authorized. As of December 31, 2025 and 2024, iMDx had no shares of preferred stock issued and outstanding.

Common Stock

As of December 31, 2025 and 2024, iMDx had 230,000,000 shares of common stock, no-par value, authorized. As of December 31, 2025 and 2024, iMDx had 28,682,844 and 17,452,824 shares of common stock issued and outstanding, respectively.

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A holder of the pre-funded warrants may not exercise any portion of such holder’s pre-funded warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of common stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise. The pre-funded warrants are exercisable immediately and will expire when exercised in full. As of December 31, 2025, none of such pre-funded warrants have been exercised.

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A holder of the pre-funded warrants may not exercise any portion of such holder’s pre-funded warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of common stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of December 31, 2025, none of such pre-funded warrants have been exercised.

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

February 2026 Offering

On February 12, 2026, the Company consummated the February 2026 Offering. The gross proceeds from the February 2026 Offering were approximately $26.0 million. After deducting placement agent fees and offering expenses payable by the Company of $1.4 million, the resulting net proceeds were approximately $24.6 million. See Note 13, “Subsequent Events – Registered Direct Offering” for additional information.

Unregistered Restricted Stock Issuance

During the year ended December 31, 2025, the Company issued 9,547 shares of restricted common stock for a total fair value of $40,000 in connection with an ongoing investor relations consulting service arrangement. During 2025, the Company has issued an additional 20,464 RSUs to this and another consulting firm under the Company’s amended and restated 2018 incentive plan, see Note 8, “Stock-Based Compensation – Plan Activity – RSU Awards” for additional information.

During the year ended December 31, 2024, the Company issued 26,664 shares of restricted common stock in connection with an ongoing investor relations consulting service arrangement for a total fair value of $72,000. During 2024, the Company issued an additional 12,677 RSUs to this consulting firm under the Company’s amended and restated 2018 incentive plan, see Note 8, “Stock-Based Compensation – Plan Activity – RSU Awards” for additional information.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Purchase Warrants

As of December 31, 2025 and 2024, iMDx had common stock purchase warrants issued and outstanding of 760,866. During the year ended December 31, 2025, no warrants were exercised or expired. As of December 31, 2025, the outstanding warrants had exercise prices ranging from $30.60 to $109.20 per share, are set to expire on various dates ranging from February 2027 to October 2029 and have a weighted average remaining life of 1.31 years. Certain warrants have “cashless exercise” provisions meaning that the value of a portion of warrant shares may be used to pay the exercise price rather than payment in cash, which may be exercised under any circumstances in the case of the Bank Warrants discussed below or, in the case of certain other warrants, only if a registration statement for the warrants and underlying shares of common stock is not effective under the Securities Act or a prospectus in the registration statement is not available for the issuance of shares upon the exercise of the warrants. All of the outstanding warrants meet the equity classification criteria and have been classified as equity, see Note 2, “Accounting for Warrants” for additional information.

In connection with the April 2024 Offering, the Company issued pre-funded warrants to purchase 342,888 shares of common stock. In connection with the February 2025 Offering, the Company issued additional pre-funded warrants to purchase 3,069,926 shares of common stock. For accounting purposes, the pre-funded warrants are equity-classified, contain no contingencies to exercise and are therefore considered outstanding for purposes of calculating basic earnings per share (see Note 2, “Net Loss Per Common Share”). As of December 31, 2025, none of such pre-funded warrants have been exercised. In connection with the February 2026 Offering, the Company issued additional pre-funded warrants to purchase 1,043,478 shares of common stock. See Note 13, “Subsequent Events – Registered Direct Offering” for additional information.

Bank Warrants

In connection with a loan that matured in September 2022 from Silicon Valley Bank (the “Bank”), in February 2017, iMDx issued common stock purchase warrants to the Bank (the “2017 Bank Warrants”). The Bank was issued warrants to purchase 412 shares of iMDx common stock at an exercise price of $97.00 per share, through February 21, 2027. In March 2017, the Bank was issued warrants to purchase an additional 366 shares at an exercise price of $109.20 per share, through March 23, 2027. In October 2019, iMDx issued a common stock purchase warrant to the Bank (the “2019 Bank Warrant”) entitling the Bank to purchase 4,928 shares of iMDx common stock at an exercise price of $33.80 per share, through October 17, 2029. The Bank may elect to exercise the 2017 Bank Warrants and the 2019 Bank Warrant on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the Bank Warrant is being exercised by (A) the excess of the fair market value of the common stock over the applicable Warrant Price, divided by (B) the fair market value of the common stock. The fair market value of the common stock will be last closing or sale price on a national securities exchange, interdealer quotation system, or over-the-counter market. These warrants meet the equity classification criteria and have been classified as equity. As of December 31, 2025, no Bank Warrants have been exercised.

8. Stock-Based Compensation

Equity Incentive Plan

In August 2018, iMDx shareholders approved an Equity Incentive Plan to replace the 2010 Stock Option Plan (the “2010 Plan”) and in October 2024, iMDx shareholders approved an amendment and restatement of such Equity Incentive Plan (as amended and restated, the “2018 Incentive Plan”). The 2018 Incentive Plan will expire on July 2, 2028. In initially adopting the 2018 Incentive Plan, iMDx terminated the 2010 Plan and ceased to grant any additional stock options or sell any stock under restricted stock purchase agreements under the 2010 Plan; however, stock options issued under the 2010 Plan continue in effect in accordance with their terms and the terms of the 2010 Plan until the exercise or expiration of the individual options. Total remaining stock options outstanding under the 2010 Plan as of December 31, 2025 and 2024, were 5,652 and 16,217, respectively.

As of December 31, 2025, 4,060,000 aggregate shares of common stock have been reserved for issuance under the equity incentive plans for the grant of stock options or the sale of restricted stock or for the settlement of RSUs. iMDx may also grant stock appreciation rights under the 2018 Incentive Plan. Upon the exercise of stock options, the issuance of RSAs, or the delivery of shares pursuant to vested RSUs or performance-based restricted stock units (“PSUs”), it is iMDx’s policy to issue new shares of common stock. The Board may amend or modify the 2018 Incentive Plan at any time, subject to any required stockholder approval. Shares available for grant under the 2018 Incentive Plan as of December 31, 2025 and 2024, were 528,200 and 1,026,314, respectively.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Activity

A summary of iMDx’s 2010 Plan and 2018 Incentive Plan activity and related information follows:

	Options				Nonvested RSUs
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average amounts)
Balance at December 31, 2024	1,091	$12.42	8.56 years	$—	100	$1.73
Awards granted	1,308	$3.38			838	$3.14
Options exercised	—	$—		$—	n/a	n/a
RSUs vested	n/a	n/a			(86)	$2.55
Options forfeited/expired	(148)	$13.28			n/a	n/a
RSUs forfeited	n/a	n/a			—	$—
Balance at December 31, 2025	2,251	$7.11	8.92 years	$8,537	852	$3.03
Options vested and expected to vest at December 31, 2025	2,251	$7.11	8.92 years	$8,537
Options exercisable at December 31, 2025	566	$18.21	7.38 years	$1,523
Stock-based compensation expense for the period	$1,423				$796
Unrecognized stock-based compensation expense	$3,857				$1,923
Weighted average remaining recognition period	2.58 years				2.55 years

Option Awards

During the year ended December 31, 2025, the Company granted 1,307,836 total stock options with a weighted average grant date fair value of $2.59 per option. During the year ended December 31, 2024, the Company granted 604,000 total stock options with a weighted average grant date fair value of $2.13 per option. The assumptions used to calculate the Black-Scholes grant date fair value for such time-based awards were as follows:

	Years Ended December 31,
	2025	2024
Expected life	6.19 years	7.37 years
Risk-free interest rates	3.83%	4.31%
Volatility	89.98%	106.32%
Dividend yield	0%	0%

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2023, the Company awarded 120,000 stock option grants with market-based and time-based vesting conditions, and a grant date market price and exercise price of $3.34 to certain executives. The fair value of such awards was estimated using the Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the performance and market conditions, which are subject to the achievement of the market-based goals established by the Company and the continued employment of the executives through December 31, 2025. These awards would vest only to the extent that the market-based conditions are satisfied as specified in the vesting conditions. The grant date fair value and associated compensation cost of the market-based awards reflected the probability of the market condition being achieved, and the Company recognized this compensation cost regardless of the actual achievement of the market-based conditions. Assumptions utilized in connection with the Monte Carlo valuation technique included: estimated risk-free interest rate of 4.81 percent; term of 6.19 years; expected volatility of 91.0 percent; and expected dividend yield of 0 percent. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments. Based on the market-based conditions, the grant date fair values of these awards ranged from $1.09 to $1.74, amounting to a total fair value of approximately $156,000. As of December 31, 2025, no awards vested as none of the market-based conditions were satisfied, accordingly all awards have forfeited.

RSU Awards

The weighted average grant date fair value of RSUs granted during the year ended December 31, 2025 was $3.14 per unit. The weighted average grant date fair value of RSUs granted during the year ended December 31, 2024 was $1.85 per unit. The aggregate fair value of RSUs vested during the years ended December 31, 2025 and 2024, was $486,000 and $47,000, respectively.

During the year ended December 31, 2025, the Company issued 20,464 shares of unregistered common stock upon settlement of RSU awards granted from the 2018 Incentive Plan under immediate vest RSU awards in connection with two ongoing investor relations consulting service arrangements for a total fair value of $68,000. The Company issued 12,677 such shares during the year ended December 31, 2024. During 2025 and 2024, the Company issued additional restricted shares to these consulting firms under unregistered restricted stock arrangements, see Note 7, “Common Stock – Unregistered Restricted Stock Issuance” for additional information. Total shares issued to these consulting firms during the years ended December 31, 2025 and 2024, were 30,011 and 39,341, respectively. The total related expense, included in general and administrative expenses, for these consulting firms was $108,000 for both of the years ended December 31, 2025 and 2024.

In October 2024, the Company awarded 100,000 PSUs with market-based and service-based vesting conditions, and a grant date market price of $3.05 to a Company executive. Vesting is subject to continuous service as an employee of iMDx or a subsidiary thereof from hire date through the applicable vesting date, and shall performance vest as follows: (i) 50% will vest upon the Company’s achievement of an aggregate market value of voting and non-voting common equity held by non-affiliates of the Company of $75.0 million or more, such that the Company is no longer subject to the “Baby Shelf Rules” of Form S-3, and (ii) 50% will vest upon the Company’s achievement of a market capitalization of $200.0 million, which shall be determined based on the 30-day volume weighted average price of the common stock measured as of the end of each full calendar month following the date of grant. No units will vest prior to June 20, 2025, and any units that are not performance vested on December 31, 2026 shall automatically be forfeited. The fair value of such award was estimated using the Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the expected period to achievement of the market conditions. The grant date fair value and associated compensation cost of the market-based award reflect the probability of the market condition being achieved, and the Company will recognize this compensation cost regardless of the actual achievement of the market-based conditions. Assumptions utilized in connection with the Monte Carlo valuation technique included: estimated risk-free interest rate of 3.93 percent; term of 2.2 years; expected volatility of 90.0 percent; and expected dividend yield of 0 percent. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments. Based on the two described performance vesting conditions, the grant date fair values were $2.03 and $1.43, respectively, amounting to a total fair value of $173,000. On October 31, 2025, 50,000 PSUs vested based on the achievement of an aggregate market value of common equity held by non-affiliates of $75.0 million or more, as described above. As of December 31, 2025, no additional awards have vested.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation Expense

iMDx recorded stock-based compensation expense in the following categories on the accompanying consolidated statements of operations:

	Years Ended December 31,
	2025	2024
	(In thousands)
Cost of revenues	$—	$—
Research and development	721	810
Sales and marketing	181	174
General and administrative	1,317	769
Total	$2,219	$1,753

Total unrecognized stock-based compensation expense as of December 31, 2025 was $5.8 million, which will be amortized over a weighted average remaining recognition period of 2.57 years.

Other Information

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If iMDx had made different assumptions, its stock-based compensation expense and results for the periods presented may have been significantly different. See Note 2, “Stock-Based Compensation” for additional information.

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 12, 2026, iMDx consummated the February 2026 Offering involving certain investors, including Broadwood, Bio-Rad, and entities affiliated with AWM. The gross proceeds from the February 2026 Offering were approximately $26.0 million. Broadwood purchased 521,739 shares of common stock for approximately $3,000,000, Bio-Rad purchased 439,020 shares of common stock for approximately $2,524,000, and entities affiliated with AWM purchased pre-funded warrants to purchase up to 1,043,478 shares of common stock for approximately $6,000,000. See Note 13, “Subsequent Events – Registered Direct Offering” for additional information.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bio-Rad Transactions

During the year ended December 31, 2025, the Company purchased $3.5 million in laboratory equipment, and incurred $1.3 million in laboratory related costs and $1,000 in royalty expenses, from Bio-Rad. During the year ended December 31, 2025, the Company also made financing lease payments to a third-party of $458,000, under various Bio-Rad laboratory equipment leases, with a remaining financing lease liability of $716,000 as of December 31, 2025.

During the year ended December 31, 2024, the Company purchased $538,000 in laboratory equipment and incurred $413,000 in laboratory related costs from Bio-Rad. During the year ended December 31, 2024, the Company also made financing lease payments to a third-party of $217,000, under various Bio-Rad laboratory equipment leases, with a remaining financing lease liability of $796,000 as of December 31, 2024.

As of December 31, 2025 and 2024, the Company had accounts payable and accruals due to Bio-Rad of $2.8 million and $638,000, respectively.

On April 5, 2024, the Company entered into an agreement with Bio-Rad to collaborate in the development and the commercialization of RUO and IVD kitted transplant products (the “Collaboration Agreement”). Under the Collaboration Agreement, Bio-Rad agreed to purchase shares of our common stock equal to 9.99% of the total number of shares of common stock issued and outstanding immediately after the closing of such investment, provided that the total purchase price would not exceed $3,500,000 unless Bio-Rad chooses to exceed such limit (the “Bio-Rad Investment”) (see "Financing Transactions" above). The Bio-Rad Investment was completed in connection with a private placement (see Note 7, “Common Stock – April 2024 Offering”). In addition, we will pay Bio-Rad a single digit royalty payment based on certain net sales under the Collaboration Agreement, and Bio-Rad has an option for the exclusive right to promote, market and sell certain kits worldwide subject to certain conditions. If and when such option is exercised, Bio-Rad will purchase additional shares of our common stock, at the then-current market price per share, up to a specified maximum aggregate purchase price. On November 8, 2024, the Company and Bio-Rad entered into a memorandum of understanding with respect to the Collaboration Agreement to establish additional activities to be performed by each party pursuant to the Collaboration Agreement. Andrew Last, an iMDx director, recused himself from all Board discussions related to transactions with Bio-Rad. See Note 10, "Collaborative Arrangements" for additional information.

10. Collaborative Arrangement

On April 5, 2024, the Company entered into the Collaboration Agreement with Bio-Rad to collaborate in the development and the commercialization of RUO and IVD kitted transplant products using Bio-Rad’s ddPCR instruments and reagents. The Collaboration Agreement has a term of 10 years unless earlier terminated pursuant to customary termination provisions.

The Collaboration Agreement provides that through the oversight of a joint steering committee comprised of representatives from both parties, the parties will collaborate on the development of (i) the Company’s series of GraftAssureIQ Transplant Monitoring Assays to measure and test the concentration of dd-cfDNA for RUO (the “RUO Assays”); and (ii) the Company’s GraftAssureDx Transplant Monitoring Assays that have received regulatory approval as an in vitro diagnostic device (the “IVD Kits”) for use on one or more Bio-Rad ddPCR instruments. Pursuant to the Collaboration Agreement, and toward the development of the RUO Assays and the IVD Kits, the Company will collect and screen samples, conduct feasibility testing and stability studies, and perform analytical validation, among other things; and Bio-Rad will supply its ddPCR instruments and platforms as well as manufacture and supply all consumables.

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the year ended December 31, 2025, the income statement amounts attributable to Bio-Rad transactions arising from the Collaboration Agreement, included cost of revenues, research and development expenses, sales and marketing expenses, general and administrative expenses, and interest expense, and in the aggregate have not been significant. See Note 9, “Related Party Transactions – Bio-Rad Transactions” for additional information. In addition, the Company is capitalizing RUO Assay related inventory costs (see Note 2, “Inventories” for additional information).

11. Segment Reporting

The Company operates and reports its results in one reportable segment, on a consolidated basis. The Company reports segment information based on the management approach and organizes its business based on products and services. The management approach designates the internal reporting information regularly reviewed by the chief operating decision maker (the “CODM”) to make decisions about resources to be allocated to the segment and assess its performance as the basis for determining a company’s reportable segments. The Company’s CODM is the senior executive management team that includes the Chief Executive Officer and Chief Financial Officer. iMDx is an early-stage diagnostics technology company with core operations that include the research, development and commercialization of diagnostic tests. Currently, the Company’s revenues include Laboratory Services from its life sciences customers, including testing for biomarker discovery, assay design and development, clinical trial support, and a broad spectrum of biomarker tests, and to a lesser extent from Kitted Products (see Note 2, “Revenue Recognition” for additional information). Additionally, the Company is primarily focused on developing and commercializing new diagnostic tests for medical use related to organ transplant and in the field of oncology, accordingly, extensive resources, time and expense will be required to complete the development and commercialization of those tests.

Adjusted earnings or loss before interest, income taxes, depreciation and amortization is the singular measure of segment profit or loss that the CODM uses in assessing segment performance and deciding how to allocate resources. This measure of segment profit or loss is used to monitor budget versus actual results and for long range planning. Segment loss in the table below includes revenues, cost of revenues, research and development, and other significant operating expenses directly attributable to our reportable segment. Such operating expenses exclude depreciation and amortization expenses, stock-based compensation, the change in fair value of contingent consideration, and impairments. As an early-stage company with limited revenue, management believes this measure of profit or loss is helpful in assessing our ongoing performance, providing insight into the Company’s core operating costs and performance by excluding certain noncash and other non-operating items that may obscure the underlying trends in the business. The reconciling items and significant segment expense categories and amounts, as included in the table below, are based on the Company’s internal general ledger reporting system that is used in preparing our consolidated financial statements and are included in determining the measure of segment profit or loss that is used by the CODM.

The measure of segment assets is reported in the consolidated balance sheets as total assets. Total segment expenditures for additions to long-lived assets is reported in the consolidated statements of cash flows as a component of cash used in investing activities.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's single reportable segment profit or loss information is as follows:

	Years Ended December 31,
	2025	2024
	(In thousands)
Laboratory Services	$4,031	$1,859
Laboratory Developed Test Services	—	22
Kitted Products	24	—
Total net revenues	4,055	1,881
Less:
Cost of revenues, as adjusted	1,668	983
Personnel-related expenses and board fees	12,823	11,000
Professional fees, legal, and outside services	7,974	5,008
Facilities and insurance	1,758	2,071
Laboratory supplies and expenses	3,930	1,826
Marketing and advertising	582	257
Travel and entertainment	849	585
Other segment items (1)	633	81
Segment loss	(26,162)	(19,930)
Reconciliation of segment profit and loss:
Depreciation and amortization expenses	(2,197)	(1,564)
Stock-based compensation	(2,219)	(1,753)
Change in fair value of contingent consideration	(5,946)	4,275
Impairment losses	(14,600)	(41,900)
Impairment loss on held for sale assets	—	(169)
Interest expense	(109)	(84)
Other income, net	1,011	462
Income taxes	—	—
Net loss	$(50,222)	$(60,663)

(1)
Other segment items primarily includes clinical trial expenses, delivery expenses, other business taxes and tax credits, and severance costs. For the years ended December 31, 2025 and 2024, clinical trial expenses were $301,000 and $2,000, respectively.

The Company's revenues and long-lived tangible assets by geographic area are presented below. Revenues are based on the customer country of domicile. Assets are based on the location of held assets.

	Years Ended December 31,
	2025	2024
	(In thousands)
Revenues by geographic area:
United States	$4,031	$1,673
Europe	24	18
United Kingdom	—	45
Asia-Pacific	—	145
Total net revenues	$4,055	$1,881

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2025	2024
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$7,177	$5,543
Europe	1,577	611
United Kingdom	433	—
Asia-Pacific	63	170
Total	$9,250	$6,324

12. Income Taxes

In 2025, the Company incurred $50.2 million of pretax book losses in the United States and $16,000 of net operating loss internationally. In 2024, the Company incurred $60.7 million of pretax book losses in the United States and $37,000 of net operating income internationally.

The Company did not record any provision or benefit for income taxes for the years ended December 31, 2025 and 2024, as the Company had a full valuation allowance for the periods presented. iMDx will file a consolidated return with its subsidiaries for the year ended December 31, 2025.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary components of the deferred tax assets and liabilities were as follows:

	December 31,
	2025	2024
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$59,350	$49,953
Research and development credit carryforwards	2,494	1,951
Stock-based and other compensation	3,131	1,997
Lease liabilities	669	828
Razor investment	—	2,303
Capitalized R&D (1)	5,800	6,711
Capital loss carryforward	7,675	5,372
Intangibles and fixed assets	926	—
Other	70	1
Total deferred tax assets	80,115	69,116
Valuation allowance	(79,637)	(64,436)
Deferred tax assets, net of valuation allowance	478	4,680
Deferred tax liabilities:
ROU assets	(478)	(564)
Intangibles and fixed assets	—	(4,116)
Total deferred tax liabilities	(478)	(4,680)
Net deferred taxes	$—	$—

(1)
Relates to research and development expenditures required to be capitalized as of December 31, 2025 and 2024.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes differed from the amounts computed by applying the applicable U.S. federal income tax rates indicated to pretax losses. A reconciliation of the difference between the federal statutory tax rates and the Company’s effective tax rates is as follows:

	Years Ended December 31,
	2025		2024 (1)
	Amount	Percent	Amount	Percent
	(Amounts in thousands)
U.S. federal statutory tax rate	$(10,547)	21%	$(12,739)	21%
State and local income taxes, net of federal income tax effect (2)	(182)	0%	(113)	0%
Foreign tax effects
Germany
Statutory tax rate difference between Germany and the U.S.	4	0%	(8)	0%
Effect of changes in tax laws or rates enacted in the current period	—	—	—	—
Effect of cross-border tax laws	—	—	—	—
Tax Credits
Research and development tax credits	(721)	1%	(151)	0%
Changes in valuation allowances	9,179	(18)%	(472)	1%
Nontaxable or nondeductible items
Permanent adjustments	31	0%	54	0%
Stock-based payment awards	445	(1)%	310	(1)%
Change in fair value of contingent consideration	1,249	(2)%	(898)	2%
Section 382 limitation	—	—	15,225	(25)%
Changes in unrecognized tax benefits	542	(1)%	(1,208)	2%
Effective tax rates	$—	0%	$—	(0)%

(1)
The 2024 numbers have been reclassified to conform to the 2025 presentation in connection with the adoption of ASU 2023-09, see Note 2, “Principles of Consolidation and Basis of Presentation – Reclassifications” for additional information.
(2)
State taxes in California, Tennessee and Florida made up 100 percent of the tax effect in this category.

As of December 31, 2025, iMDx had net operating loss (“NOL”) carryforwards of approximately $240.6 million for U.S. federal income tax purposes and $112.4 million for state income tax purposes. The federal net operating losses generated on or prior to December 31, 2017 expire in varying amounts, while the federal net operating losses generated after December 31, 2017 carryforward indefinitely. The state net operating losses expire in varying amounts between 2029 and 2045. iMDx also has capital loss carryforwards of approximately $25.7 million, for both federal and state income tax purposes, which expire in 2028.

As of December 31, 2025, iMDx has research and development credit carryforwards for federal and state purposes of $871,000 and $3.3 million, respectively. The federal credits will expire in 2045, while the state credits have no expiration.

A valuation allowance is provided when it is more-likely-than-not that some portion of the deferred tax assets will not be realized. iMDx has established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The change in the valuation allowance was a $15.2 million increase and a $2.9 million decrease for the years ended December 31, 2025 and 2024, respectively.

iMDx has unrecognized tax benefits (“UTBs”) totaling $1.6 million and $1.1 million as of December 31, 2025 and 2024, respectively, which were netted against deferred tax assets subject to a valuation allowance. The UTBs had no effect on the effective tax rate and there would be no cash tax impact for any period presented. iMDx recognizes interest and penalties related to UTBs, when they occur, as a component of income tax expense. There were no interest or penalties recognized for the years ended December 31, 2025 and 2024.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the annual beginning and ending UTBs is as follows:

	Years Ended December 31,
	2025	2024
	(In thousands)
Balance at the beginning of the year	$1,087	$2,296
Additions based on tax positions related to current year	542	189
Adjustments based on tax positions related to prior years	—	(1,398)
Settlements	—	—
Balance at end of year	$1,629	$1,087

Income Taxes Paid

Income taxes paid, net of refunds received, for the years ended December 31, 2025 and 2024 were zero. No individual state represents 5% or more of the total income taxes paid, net of refunds received.

Other Income Tax Matters

Internal Revenue Code Section 382 places a limitation (“Section 382 Limitation”) on the amount of taxable income that can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership within a three-year period) of a loss corporation. California has similar rules. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the NOL and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. iMDx has performed a 382 analysis as of December 31, 2025 and determined an ownership change as of October 2024. The federal and state NOL and tax credit carryforwards are stated net of any such anticipated limitations.

In general, iMDx is no longer subject to tax examination by the Internal Revenue Service or state taxing authorities for years before 2020. Although the federal and state statutes are closed for purposes of assessing additional income tax in those prior years, the taxing authorities may still make adjustments to the NOL and credit carryforwards used in open years. Therefore, the tax statutes should be considered open as it relates to the NOL and credit carryforwards used in open years. For tax years that remain open to examination, potential examinations may include questioning of the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with the Internal Revenue Code or state tax laws.

13. Subsequent Events

Registered Direct Offering

On February 10, 2026, the Company entered into securities purchase agreements with certain institutional investors, pursuant to which the Company agreed to issue and sell (i) 3,482,498 shares of the Company’s common stock, no par value per share, and (ii) pre-funded warrants to purchase up to 1,043,478 shares of common stock in a registered direct offering, pursuant to an effective shelf registration statement on Form S-3 (File No. 333-281159), a base prospectus and a related prospectus supplement, in each case filed with the SEC. The offering price was (i) $5.75 per share and (ii) $5.7499 per pre-funded warrant, which is the price of each share sold, minus the $0.0001 exercise price per pre-funded warrant. The closing occurred on February 12, 2026.

The pre-funded warrants may be exercised at any time until exercised in full, except that a holder (together with its affiliates) will not be entitled to exercise any portion of any pre-funded warrant, which, upon giving effect to such exercise would cause the aggregate number of shares of the Company’s common stock beneficially owned by the holder (together with its affiliates) to exceed 4.99% (or, upon election of the holder, 9.99%) of the number of shares of common stock outstanding immediately prior to or after giving effect to the exercise, subject to such holder’s rights under the pre-funded warrants to increase or decrease such percentage to another percentage not in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants upon at least 61 days’ prior notice from such holder to the Company.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gross proceeds to the Company from the registered direct offering were approximately $26.0 million, before deducting $1.4 million in placement agent fees and offering expenses payable by the Company. The Company plans to use the net proceeds received of approximately $24.6 million primarily for general corporate purposes, including but not limited to research and development in the transplantation category.

Specimen Collection Agreement

On February 20, 2026, the Company entered into a Specimen Collection Agreement (the “Collection Agreement”) with a national reference lab provider. Pursuant to the Collection Agreement, the lab provider will provide specimen collection-related services, which may include, among other things, the collection, handling, processing, and delivery of specimens upon which the Company will perform testing with its GraftAssureCore test, a blood test designed to measure dd-cfDNA using a novel PCR-based measurement platform, for potential patient registrants. The Collection Agreement provides for certain fees to be paid to the lab provider for services rendered. The lab provider will not bill any other party for the services it provides, and patients will be billed by the Company.