Form 10-Q
period 2026-03-31
Insight Molecular Diagnostics Inc.
filed 2026-05-13
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of issuer's common stock, no par value, outstanding as of May 6, 2026 was 32,290,167.

INSIGHT MOLECULAR DIAGNOSTICS INC.

For the quarterly period ended March 31, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (this “Report”) are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements pertaining to future financial and/or operating results, future growth in research, technology, clinical development, and potential opportunities for Insight Molecular Diagnostics Inc., or iMDx (f/k/a Oncocyte Corporation), along with other statements about the future expectations, beliefs, goals, plans, or prospects expressed by management. Any statements that are not historical fact (including, but not limited to statements that contain words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” or similar expressions or the negative of such terms) should also be considered to be forward-looking statements. Forward-looking statements involve risks and uncertainties, including, without limitation, risks inherent in the development and/or commercialization of potential products, uncertainty in the results of clinical trials or regulatory approvals, need and ability to obtain future capital, and maintenance of intellectual property rights. Actual results may differ materially from the results anticipated in these forward-looking statements and as such should be evaluated together with the many uncertainties that affect the businesses of iMDx, particularly those mentioned in this Report under “Risk Factors” and those Risk Factors in Part I, Item 1A. of our most recent Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission (“SEC”). Except as required by law, iMDx undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT MOLECULAR DIAGNOSTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,201	$11,583
Accounts receivable, net of allowance for credit losses of $2 and $11, respectively	157	1,128
Inventories	382	446
Restricted cash, current	729	729
Prepaid expenses and other current assets	1,048	1,420
Total current assets	30,517	15,306
NONCURRENT ASSETS
Right-of-use operating and financing lease assets, net	2,459	2,815
Machinery and equipment, net, and construction in progress	6,452	6,435
Restricted cash, noncurrent	425	607
Other noncurrent assets	574	593
TOTAL ASSETS	$40,427	$25,756

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,615	$2,544
Due to related party (Note 9)	2,736	2,780
Accrued compensation	3,333	2,461
Accrued royalties	1,116	1,116
Accrued expenses and other current liabilities	1,284	939
Operating and financing lease liabilities, current	1,762	1,807
Contingent consideration liabilities, current	159	428
Total current liabilities	12,005	12,075
NONCURRENT LIABILITIES
Operating and financing lease liabilities, noncurrent	1,307	1,690
Contingent consideration liabilities, noncurrent	37,806	43,455
TOTAL LIABILITIES	51,118	57,220

Commitments and contingencies (Note 6)

SHAREHOLDERS’ DEFICIT
Preferred stock, no par value, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 230,000 shares authorized; 32,286 and 28,683 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	394,289	369,211
Accumulated other comprehensive income	71	86
Accumulated deficit	(405,051)	(400,761)
Total shareholders’ deficit	(10,691)	(31,464)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$40,427	$25,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT MOLECULAR DIAGNOSTICS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Net revenue	$32	$2,138

Cost of revenues	17	813
Gross profit	15	1,325

Operating expenses:
Research and development	4,953	2,924
Sales and marketing	2,402	1,206
General and administrative	2,991	3,115
Change in fair value of contingent consideration	(5,918)	879
Total operating expenses	4,428	8,124

Loss from operations	(4,413)	(6,799)

Other (expenses) income:
Interest expense	(23)	(29)
Other income, net	146	157
Total other income, net	123	128

Loss before income taxes	(4,290)	(6,671)

Income taxes	—	—

Net loss	$(4,290)	$(6,671)

Net loss per share:
Net loss per share - basic and diluted	$(0.12)	$(0.26)

Weighted average shares outstanding - basic and diluted	34,519	25,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT MOLECULAR DIAGNOSTICS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(4,290)	$(6,671)
Foreign currency translation adjustments	(15)	20
Comprehensive loss	$(4,305)	$(6,651)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT MOLECULAR DIAGNOSTICS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

(In thousands)

	Three Months Ended March 31, 2026
	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Income	Deficit	Deficit
Balance at December 31, 2025	28,683	$369,211	$86	$(400,761)	$(31,464)
Net Loss	—	—	—	(4,290)	(4,290)
Foreign currency translation adjustment	—	—	(15)	—	(15)
Stock-based compensation	—	615	—	—	615
Vesting of bonus awards	—	8	—	—	8
Sale of common shares, net of financing costs	3,482	24,645	—	—	24,645
Shares issued upon vesting of RSUs	168	—	—	—	—
Shares issued for consultant services	5	24	—	—	24
Shares withheld related to net share settlement of stock-based awards	(52)	(214)	—	—	(214)
Balance at March 31, 2026	32,286	$394,289	$71	$(405,051)	$(10,691)

	Three Months Ended March 31, 2025
	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Income	Deficit	(Deficit) Equity
Balance at December 31, 2024	17,453	$338,244	$21	$(350,539)	$(12,274)
Net loss	—	—	—	(6,671)	(6,671)
Foreign currency translation adjustment	—	—	20	—	20
Stock-based compensation	—	473	—	—	473
Vesting of bonus awards	—	14	—	—	14
Sale of common shares, net of financing costs	11,146	28,656	—	—	28,656
Balance at March 31, 2025	28,599	$367,387	$41	$(357,210)	$10,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT MOLECULAR DIAGNOSTICS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,290)	$(6,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	631	484
Amortization of intangible assets	—	7
Stock-based compensation	615	473
Equity compensation for bonus awards and consulting services	32	14
Change in fair value of contingent consideration	(5,918)	879
Unrealized foreign currency (gains) losses	(5)	39
Changes in operating assets and liabilities:
Accounts receivable	971	(1,927)
Inventories	64	(49)
Prepaid expenses and other assets	449	(85)
Accounts payable and accrued liabilities	(105)	1,027
Operating lease assets and liabilities	(83)	(30)
Net cash used in operating activities	(7,639)	(5,839)

CASH FLOWS FROM INVESTING ACTIVITIES:
Machinery and equipment purchases, and construction in progress	(613)	(307)
Net cash used in investing activities	(613)	(307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	26,024	29,143
Financing costs to issue common shares	(1,183)	(487)
Repayment of financing lease obligations	(143)	(98)
Net cash provided by financing activities	24,698	28,558

Effect of exchange rate changes on cash and cash equivalents	(10)	(19)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	16,436	22,393

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING	12,919	10,336
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING	$29,355	$32,729

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$19	$24
Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Machinery and equipment purchases, and construction in progress included in accounts payable and accrued liabilities	$485	$1,067
Financing costs to issue common shares in accounts payable and accrued liabilities	$196	$—
Taxes accrued related to net share settlement of stock-based awards	$214	$—
Lease assets obtained in exchange for lease liabilities	$—	$89

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

Business Risks

Tariff policies and potential countermeasures could increase our costs and disrupt our global supply chain, which could negatively impact the results of our operations as well as our asset valuations and other fair value measurements. In addition, our business could be adversely impacted by other inflationary factors. The Company will continue to monitor these risks. Refer to Item 1A. “Risk Factors” included elsewhere in this Report, and in our Annual Report on Form 10-K for the year ended December 31, 2025, for additional information about the risks that may impact our business.

Liquidity

iMDx has incurred operating losses and negative operating cash flows since its inception and had an accumulated deficit of $405.1 million as of March 31, 2026. iMDx expects to continue to incur operating losses and negative operating cash flows for the foreseeable future. Since its formation, iMDx has financed its operations primarily through the sale of shares of its common stock, convertible preferred stock and warrants to acquire common stock. As of March 31, 2026, iMDx had $28.2 million of cash and cash equivalents and $1.2 million in remaining restricted cash that started to be released in the third quarter of 2025 (see Note 6, “Office and Facilities Leases – Irvine Office Lease” for additional information).

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

On February 12, 2026, the Company consummated a registered direct offering of its securities to certain accredited investors (the “February 2026 Offering”). The gross proceeds from the February 2026 Offering were approximately $26.0 million. After deducting placement agent fees and offering expenses of $1.4 million, the resulting net proceeds were approximately $24.6 million. These net proceeds were inclusive of an investment from Bio-Rad (see Note 9), our aforementioned global strategic partner. The Company is using the net proceeds primarily for general corporate purposes and working capital, including research and development in the transplantation category. See Note 7, “Common Stock – February 2026 Offering” for additional information.

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

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated interim financial statements presented herein have been prepared in accordance with GAAP for financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In accordance with those rules and regulations, certain information and footnote disclosures normally included in comprehensive audited consolidated financial statements may have been condensed or omitted. The consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements at that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in iMDx’s Annual Report on Form 10-K for the year ended December 31, 2025. The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments of a normal recurring nature necessary for a fair presentation of iMDx’s financial condition and results of operations. The consolidated results of operations are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

When a part of the purchase consideration consists of shares of iMDx common stock, iMDx calculates the purchase price attributable to those shares, a Level 1 security, by determining the fair value of those shares as of the acquisition date based on prices quoted on the principal national securities exchange on which the shares traded. iMDx recognizes estimated fair values of the tangible assets and identifiable intangible assets acquired, including any in-process research and development (“IPR&D”), and liabilities assumed, including any contingent consideration, as of the acquisition date. Goodwill is recognized as any amount of excess consideration transferred over the fair value of the tangible and identifiable intangible assets acquired net of the liabilities assumed. ASC 805 precludes the recognition of an assembled workforce as an asset, effectively subsuming any assembled workforce value into goodwill.

In determining fair value, iMDx utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. As of March 31, 2026 and December 31, 2025, iMDx had no financial assets recorded at fair value on a recurring basis, except for money market funds. These assets are reported as cash equivalents and are measured at fair value using the period-end quoted market prices as a Level 1 input. iMDx's financial liabilities recorded at fair value on a recurring basis include contingent consideration, and are discussed below.

The carrying amounts of cash and cash equivalents, restricted cash, net accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.

In accordance with GAAP, from time to time, iMDx measures certain assets at fair value on a nonrecurring basis. iMDx reviews the carrying value of intangibles and other long-lived assets for indications of impairment at least annually. Refer to related discussions of impairments below.

Contingent Consideration Liabilities

Certain of iMDx’s asset and business acquisitions involved the potential for future payment of consideration to third-parties and former selling shareholders in amounts determined as a percentage of future net revenues generated, or upon attainment of revenue milestones, from laboratory services or tests, as applicable, or annual minimum royalties to certain licensors, as provided in the applicable agreements. The fair value of such liabilities is determined using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows and the risk-adjusted discount rate used to present value the cash flows. These obligations are referred to as contingent consideration, which are carried at fair value based on Level 3 inputs on a recurring basis.

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

For cash flow reporting purposes, the Company combines the reported balance sheet amounts from cash and cash equivalents with restricted cash (current and noncurrent). Accordingly, as of March 31, 2026 and 2025, the aggregate amount of such ending balances were $29.4 million and $32.7 million, respectively, as presented in the consolidated statements of cash flows.

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

Inventories

Inventories include raw materials, work-in-process and finished goods and are valued at the lower of cost or net realizable value. In September 2024, the Company began to capitalize certain RUO inventory costs in connection with its collaboration arrangement with Bio-Rad to develop and commercialize its GraftAssureIQ RUO kitted tests and eventual GraftAssureDx IVD kitted transplant testing products. See Note 10, “Collaborative Arrangements” for additional information. As of March 31, 2026, inventories were comprised of RUO raw materials of $319,000 and finished goods of $63,000. As of December 31, 2025, inventories were comprised of RUO raw materials of $368,000 and finished goods of $78,000.

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

Historically, the Company has entered into agreements to sell certain laboratory equipment. As a result, the Company classified the equipment as held for sale current assets in the consolidated balance sheet, when all the criteria of ASC 360-10 had been met. As of March 31, 2026 and December 31, 2025, the Company had no assets held for sale.

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

iMDx does not have intangible assets with indefinite useful lives reported in the consolidated balance sheets. The previously acquired IPR&D intangible assets were fully impaired as of December 31, 2025. See Note 5 for additional information.

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

Long-Lived Intangible Assets

Long-lived intangible assets subject to amortization are stated at acquired cost, less accumulated amortization. iMDx amortizes intangible assets not considered to have an indefinite useful life using the straight-line method over their estimated period of benefit, which generally ranges from 1 to 9 years. Each reporting period, we evaluate the estimated remaining useful life of intangible assets and assess whether events or changes in circumstances warrant a revision to the remaining period of amortization or indicate that impairment exists. iMDx's long-lived intangible assets consisted of acquired customer relationships, which were fully amortized in 2025. See Note 5 for additional information.

Impairment of Long-Lived Assets

iMDx’s long-lived assets consist primarily of right-of-use assets for operating and financing leases, and machinery and equipment. If events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying value of the asset over its fair value, is recorded.

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

The following table presents consolidated revenues by type:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Laboratory Services	$32	$2,138
Kitted Products	—	—
Total	$32	$2,138

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

As of March 31, 2026 and December 31, 2025 and 2024, iMDx had gross accounts receivable from Laboratory Services customers of $159,000, $1.1 million and $1.6 million, respectively.

Allowance for Credit Losses

iMDx establishes an allowance for credit losses based on the evaluation of the collectability of its Laboratory Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial condition, reasonable and supportable forecast that affect the collectability of the reported amount, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. iMDx continuously monitors collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the credit loss reserve accounts. As of March 31, 2026 and December 31, 2025 and 2024, iMDx had an allowance for credit losses of $2,000, $11,000 and $16,000, respectively, related to Laboratory Services.

Kitted Products

Revenues recognized include our GraftAssureIQ RUO kitted tests, which are clearly labeled and intended for research purposes. GraftAssureIQ is a transplant monitoring assay to measure the donor-derived cell-free DNA (“dd-cfDNA”) molecular biomarker. iMDx recognizes revenue to depict the transfer of goods to a customer at an amount that reflects the consideration which it expects to receive for providing those goods. As of March 31, 2026 and December 31, 2025, iMDx had no accounts receivable from Kitted Products customers. See Note 10, “Collaborative Arrangements” for additional Kitted Products information.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Disaggregation of Revenues and Concentrations of Credit Risk

The following table presents the percentage of consolidated revenues by type:

	Three Months Ended March 31,
	2026	2025
Laboratory Services	100%	100%
Kitted Products	0%	0%
Total	100%	100%

The following table presents the percentage of consolidated revenues generated by unaffiliated customers, based on the respective periods presented, that individually represented greater than ten percent of consolidated revenues:

	Three Months Ended March 31,
	2026	2025
Company A	100%	100%
Company B	*	*

* Less than 10%

The following table presents the percentage of consolidated revenues attributable to geographical locations, based on country of domicile:

	Three Months Ended March 31,
	2026	2025
United States	100%	100%
Outside of the United States	0%	0%
Total	100%	100%

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

One customer individually represented approximately 100% of accounts receivable as of March 31, 2026. One customer individually represented approximately 100% of accounts receivable as of December 31, 2025. No other customers individually represented greater than ten percent of total accounts receivable.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

One vendor individually represented approximately 63% of accounts payable as of March 31, 2026. Two vendors individually represented approximately 50% and 10% of accounts payable as of December 31, 2025. No other vendors individually represented greater than ten percent of total accounts payable.

One vendor individually accounted for 16% of purchases for the three months ended March 31, 2026. One vendor individually accounted for 20% of purchases for the three months ended March 31, 2025. No other vendors individually represented greater than ten percent of total purchases.

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

Cost of Revenues

Cost of revenues generally consists of cost of materials, direct labor including benefits, bonus and stock-based compensation, equipment and infrastructure expenses, clinical sample related costs associated with performing Laboratory Services, providing deliverables according to our licensing agreements, license fees due to third-parties, and Kitted Products inventory costs (see “Inventories” above) and royalties based on net product sales. Infrastructure expenses include depreciation of laboratory equipment, allocated rent costs, leasehold improvements, and allocated information technology costs for operations at iMDx’s CLIA-certified laboratory in Tennessee. Costs associated with generating service revenue are recorded as the tests or services are performed regardless of whether revenue was recognized. Royalties or revenue share payments for licensed technology calculated as a percentage of revenues generated using the associated technology, or from product sales, are recorded as expenses at the time the related revenues are recognized. Certain cost of revenues are attributed to our global strategic collaboration arrangement with Bio-Rad for commercializing our kitted test products. See Note 10, “Collaborative Arrangements” for additional information.

Research and Development Expenses

Research and development expenses are comprised of costs incurred to develop technology, which include salaries and benefits, stock-based compensation, laboratory expenses (including reagents and supplies used in research and development laboratory work), consumed kitted products, clinical trial expenses, infrastructure expenses (including depreciation expense and allocated facility occupancy costs), and contract services and other outside costs. Indirect research and development expenses are allocated primarily based on headcount, as applicable, and include rent and utilities, common area maintenance, telecommunications, property taxes and insurance. Research and development costs are expensed as incurred. Certain research and development expenses are attributed to our global strategic collaboration arrangement with Bio-Rad for commercializing our kitted test products. See Note 10, “Collaborative Arrangements” for additional information.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs and related benefits, including stock-based compensation, trade show expenses, branding and positioning expenses, free kitted products, travel expenses, and consulting fees. Sales and marketing expenses also include indirect expenses for applicable overhead allocated based on headcount, and include allocated costs for rent and utilities, common area maintenance, depreciation expense, telecommunications, property taxes and insurance. During the three months ended March 31, 2026 and 2025, iMDx’s total advertising expenses were $135,000 and $91,000, respectively. Certain sales and marketing expenses are attributed to our global strategic collaboration arrangement with Bio-Rad for commercializing our kitted test products. See Note 10, “Collaborative Arrangements” for additional information.

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

Retirement Plan

iMDx has an employee savings and retirement plan under Section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan in which eligible employees may elect to have a percentage of their compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. During the three months ended March 31, 2026 and 2025, iMDx’s total contributions to the plan were $108,000 and $77,000, respectively.

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Gains and Losses

Foreign currency gains and losses primarily relate to our Chronix subsidiary in Germany, where the local currency is the functional currency. Assets and liabilities are translated from the foreign currency into U.S. dollars at the exchange rates in effect at the balance sheet date, while income and expenses are translated at the weighted average exchange rates for the period. The net effects of translating the foreign currency financial statements are included in the consolidated shareholders’ (deficit) equity as a component of accumulated other comprehensive income or loss. Gains and losses for all transactions denominated in a currency other than the U.S. dollar are recognized in the period incurred and included in the consolidated statements of operations as a component of other income or expense.

Other Income and Expenses

Other income and expenses are primarily comprised of interest income, interest expense, and foreign currency gains and losses. Interest income is earned from money market funds we hold for capital preservation. Interest expense is primarily incurred from our financing lease obligations (see Note 6).

Income Taxes

iMDx and its subsidiaries will file a consolidated U.S. federal income tax return and combined California state return for the year ending December 31, 2026. iMDx accounts for income taxes in accordance with ASC 740, Income Taxes, which prescribes the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. The provision for income taxes for interim periods is determined using an estimated annual effective tax rate in accordance with ASC 740-270, Income Taxes, Interim Reporting. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, if any, and changes in or the interpretation of tax laws in jurisdictions where iMDx conducts business.

iMDx did not record any provision or benefit for income taxes for the three months ended March 31, 2026 and 2025, as iMDx had a full valuation allowance for the periods presented.

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

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. iMDx will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2026 and December 31, 2025. iMDx is not aware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation as of March 31, 2026. iMDx is currently unaware of any tax issues under review. As of March 31, 2026 and December 31, 2025, iMDx had unrecognized tax benefits totaling $1.6 million.

On July 4, 2025, the U.S. enacted H.R. 1, “A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14,” commonly referred to as the One Big Beautiful Bill. Changes in tax laws may affect recorded deferred tax assets and deferred tax liabilities and iMDx’s effective tax rate in the future. iMDx continues to evaluate the impacts the new legislation will have on the consolidated financial statements. As a result of the enactment of H.R. 1, iMDx anticipates an impact to the deferred tax asset related to the full expensing of domestic research and experimental expenditures in 2025 and 2026. iMDx does not expect this change to result in any material impact to its overall tax expense.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The American Rescue Plan Act (“ARPA”) was signed on March 11, 2021. One of the provisions of the ARPA included a modification to the provision limiting the deductibility of executive compensation expense, expanding the definition of covered employees to include the top five highest compensated employees beyond the CEO, CFO and three highest paid officers. The provision was further modified by H.R. 1, which made the provision applicable to publicly traded companies and all members of their controlled group (as opposed to members of the affiliated group, as prescribed under prior law). All changes are effective for tax years beginning after December 31, 2026. While iMDx does not believe that these modifications will have a material impact on its income tax provision currently, iMDx will continue to monitor this provision.

Net Loss Per Common Share

Basic loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Basic weighted average shares outstanding includes the effects of pre-funded warrants that were issued in April 2024, February 2025 and February 2026 (see Note 7, “Common Stock Purchase Warrants” for additional information). Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method or the if-converted method, as applicable. Potential common shares are excluded from the computation if their effect is antidilutive.

For the three months ended March 31, 2026 and 2025, all common stock equivalents are antidilutive because iMDx reported a net loss. The following table presents the antidilutive potential common shares:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Antidilutive potential common shares excluded from the computation of diluted net loss per common share:
Stock options	2,249	1,106
RSUs	684	756
Warrants	761	761
Total	3,694	2,623

Recent Accounting Pronouncements

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for internal-use software costs. The amendments in this Update remove all references to prescriptive and sequential software development stages (referred to as “project stages”). Therefore, an entity is required to start capitalizing software costs when both of the following occur: 1) management has authorized and committed to funding the software project, and 2) it is probable that the project will be completed and the software will be used to perform the function intended (the “probable-to-complete recognition threshold”). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. In addition, the amendments supersede the website development costs guidance and incorporate the recognition requirements for website-specific development costs from Subtopic 350-50 into Subtopic 350-40. The amendments in this Update are effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. The amendments may be applied prospectively, using a modified transition approach, or retrospectively. Management is currently evaluating the impact that the amendments in this Update will have on the Company’s consolidated balance sheets and consolidated statements of operations, comprehensive loss, shareholders' (deficit) equity and cash flows, and related disclosures.

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

The following table shows the IGI Merger Date contractual payment amounts, as applicable, and the corresponding fair value of each respective contingent consideration liability:

	Contractual Value	Fair Value on the Merger Date
	(In thousands)
Milestone 1 (a) (c)	$1,500	$1,340
Milestone 2 (a)	3,000	1,830
Milestone 3 (a)	1,500	770
Royalty 1 (b) (c)	See(b)	5,980
Royalty 2 (b) (c)	See(b)	1,210
Total	$6,000	$11,130

(a)
Indicates the maximum amount payable if the Milestone is achieved.
(b)
As defined, Royalty Payments are based on a percentage of future revenues of DetermaIO and Laboratory Services over their respective useful life, accordingly there is no fixed contractual value for the Royalty Contingent Consideration.
(c)
Contingent consideration is currently not expected to be paid out.

The fair value of the contingent consideration after the IGI Merger Date is reassessed by iMDx as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in iMDx’s consolidated statements of operations. Since December 2023, Milestone 1 and Royalty 2 (Laboratory Services) are not expected to be paid and are excluded from the current fair value. Since December 2025, Royalty 1 (DetermaIO) is not expected to be paid and is excluded from the current fair value. During 2026, based on iMDx’s reassessment of significant assumptions, there was a decrease of approximately $38,000 to the fair value of the contingent consideration primarily attributable to revised estimates of the possible future payouts and, accordingly, this amount was recorded as a change in fair value of contingent consideration in the consolidated statement of operations for the three months ended March 31, 2026.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

iMDx uses a discounted cash flow valuation technique to determine the fair value of its Level 3 contingent consideration liabilities. The significant unobservable inputs used in IGI’s contingent consideration valuation on March 31, 2026, included: (i) a discount period, based on the expected Milestone payment dates, ranging from 1.7 years to 1.9 years, (ii) a discount rate of 13.7%, and (iii) a management probability estimate of 25% to 50%. The significant unobservable inputs used in IGI’s contingent consideration valuation on March 31, 2025, included: (i) a discount period, based on the expected Milestone payment dates, ranging from 1.7 years to 7.5 years, (ii) a discount rate of 13.2% to 13.4%, and (iii) a management probability estimate of 25% to 50%. Changes to significant unobservable inputs to different amounts could result in a significantly higher or lower fair value measurement at the reporting date.

The following tables reflect the activity for the IGI contingent consideration measured at fair value using Level 3 inputs:

Fair Value
(In thousands)
Balance at December 31, 2024	$2,593
Change in estimated fair value	31
Balance at March 31, 2025	$2,624

Balance at December 31, 2025	$1,807
Change in estimated fair value	(38)
Balance at March 31, 2026	$1,769

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

The fair value of the Chronix contingent consideration after the Chronix Merger Date is reassessed by iMDx as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in iMDx’s consolidated statements of operations. During 2026, based on iMDx’s reassessment of significant assumptions, there was a decrease of approximately $5.9 million to the fair value of the contingent consideration primarily attributable to revised estimates of the possible future payouts and, accordingly, this amount was recorded as a change in fair value of contingent consideration in the consolidated statement of operations for the three months ended March 31, 2026.

iMDx uses a discounted cash flow valuation technique to determine the fair value of its Level 3 contingent consideration liabilities. The significant unobservable inputs used in Chronix’s contingent consideration valuation on March 31, 2026, included: (i) a discount period, based on the related patent expiration dates, ranging from 8.6 years to 9.5 years, (ii) a discount rate of 13.7% to 14.2%, and (iii) a payout percentage of 10% based on the earnout provision. The significant unobservable inputs used in Chronix’s contingent consideration valuation on March 31, 2025, included: (i) a discount period, based on the related patent expiration dates, ranging from 9.6 years to 10.5 years, (ii) a discount rate of 13.2% to 13.5%, and (iii) a payout percentage of 10% based on the earnout provision. Changes to significant unobservable inputs to different amounts could result in a significantly higher or lower fair value measurement at the reporting date.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the activity for the Chronix contingent consideration measured at fair value using Level 3 inputs:

Fair Value
(In thousands)
Balance at December 31, 2024	$35,346
Earnout payments	—
Change in estimated fair value	848
Balance at March 31, 2025	$36,194

Balance at December 31, 2025	$42,076
Earnout payments	—
Change in estimated fair value	(5,880)
Balance at March 31, 2026	$36,196

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

4. Property and Equipment, Net

ROU operating and financing lease assets, net, machinery and equipment, net, and construction in progress were as follows:

	March 31, 2026	December 31, 2025
	(In thousands)
ROU operating and financing lease assets	$5,623	$5,623
Machinery, equipment and leasehold improvements	13,300	12,516
Accumulated depreciation and amortization	(10,483)	(9,654)
	8,440	8,485
Construction in progress	471	765
Total, net	$8,911	$9,250

As of March 31, 2026 and December 31, 2025, machinery, equipment and leasehold improvements accumulated depreciation and amortization was $7.3 million and $6.8 million, respectively. As of March 31, 2026 and December 31, 2025, ROU operating and financing lease assets accumulated amortization was $3.2 million and $2.8 million, respectively (see Note 6, “Operating and Financing Leases” for additional information). ROU financing lease assets, machinery, equipment and leasehold improvements total depreciation and amortization expense amounted to $631,000 and $484,000 for the three months ended March 31, 2026 and 2025, respectively.

5. Intangible Assets, Net

As part of the IGI and Chronix acquisitions completed on January 31, 2020 and April 15, 2021, respectively, the Company acquired IPR&D and customer relationships (see Note 3). In 2023 and 2024, the Company recorded partial impairments related to its DetermaIO and DetermaCNI IPR&D intangible assets.

As of December 31, 2025, due to growing competitive pressure in the oncology market, although not abandoned, management did not foresee substantial near term investment in, or revenue generating opportunities from, DetermaIO and DetermaCNI. Due to this current market condition, the Company’s long range plan forecasts were updated, resulting in a significant reduction to anticipated future benefits derived from the Company’s IPR&D assets. The IPR&D balances were reassessed based on the updated long range plan using the multi-period excess earnings method approach and the results of the valuations noted that the carrying values of the DetermaIO and DetermaCNI IPR&D intangible assets were greater than the fair market values, resulting in the full impairment of both assets. Accordingly, the Company recorded impairments of $2.9 million and $11.7 million related to DetermaIO and DetermaCNI, respectively, as of December 31, 2025.

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

Intangible assets subject to amortization included a customer relationship, at the acquired value of $440,000, which was fully amortized as of March 31, 2025. Intangible asset amortization expense amounted to $7,000 during 2025. Amortization of intangible assets was included in cost of revenues in the consolidated statement of operations because the intangible assets pertained directly to the revenues generated from the acquired intangibles.

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

To obtain the letter of credit, iMDx has provided the issuing bank with a restricted cash deposit that the bank will hold to cover its obligation to pay any draws on the letter of credit by the lessor. The restricted cash may not be used for any other purpose. Corresponding to the Letter of Credit Amount, iMDx has reflected $1.2 million as the total remaining current and noncurrent restricted cash balances in the accompanying consolidated balance sheet as of March 31, 2026. The total restricted cash balance in the accompanying consolidated balance sheet as of December 31, 2025 was $1.3 million.

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating and Financing Leases

The following table presents supplemental balance sheet information related to operating and financing leases:

	March 31, 2026	December 31, 2025
	(In thousands)
Operating leases
ROU assets, net	$1,506	$1,707

Lease liabilities, current	$1,143	$1,180
Lease liabilities, noncurrent	829	1,079
Total operating lease liabilities	$1,972	$2,259

Financing leases
ROU machinery and equipment	$1,980	$1,980
ROU accumulated amortization	(1,027)	(872)
ROU machinery and equipment, net	$953	$1,108

Lease liabilities, current	$541	$551
Lease liabilities, noncurrent	376	509
Total financing lease liabilities	$917	$1,060

Weighted average remaining lease term:
Operating lease	2.0 years	2.2 years
Financing lease	2.0 years	2.0 years

Weighted average discount rate:
Operating lease	9.58%	9.59%
Financing lease	7.97%	7.97%

Future minimum lease commitments are as follows:

	Operating	Financing
	Leases	Leases
	(In thousands)
Year Ending December 31,
2026	$1,011	$445
2027	855	404
2028	144	116
2029	84	5
2030	63	—
Total minimum lease payments	2,157	970
Less amounts representing interest	(185)	(53)
Present value of net minimum lease payments	$1,972	$917

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents supplemental cash flow information related to operating and financing leases:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$330	$281
Operating cash flows from financing leases	$19	$24
Financing cash flows from financing leases	$143	$98

The Company incurred total operating lease cost, including short-term lease expense, of $43,000 and $138,000, which was net of sublease income of $235,000 and $114,000, for the three months ended March 31, 2026 and 2025, respectively.

Financing lease amortization expense amounted to $155,000 and $110,000 for the three months ended March 31, 2026 and 2025, respectively.

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

Employment Contracts

iMDx has entered into employment and severance benefit contracts with certain executive officers. Under the provisions of the contracts, iMDx may be required to incur severance obligations for matters relating to changes in control, as defined in the respective contracts, and certain terminations of executives. As of March 31, 2026 and December 31, 2025, iMDx accrued approximately $2.3 million, in severance obligations for certain executive officers, in accordance with the severance benefit provisions of their respective employment and severance benefit agreements, primarily related to iMDx’s acquisition of Chronix in 2021. For the periods presented, management has included $2.3 million of the accrued severance obligations related to the Chronix acquisition as contingent consideration in the consolidated balance sheets under contingent consideration liabilities, current and noncurrent. See Note 3, “Business Combinations and Contingent Consideration – Acquisition of Chronix” for additional information.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Indemnification

In the normal course of business, iMDx may provide indemnification of varying scope under iMDx’s agreements with other companies or consultants, typically iMDx’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, iMDx will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of iMDx’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to iMDx’s diagnostic tests. iMDx’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from iMDx’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or license agreement to which they relate. iMDx periodically enters into underwriting and securities sales agreements with broker-dealers in connection with the offer and sale of iMDx securities. The terms of those underwriting and securities sales agreements include indemnification provisions pursuant to which iMDx agrees to indemnify the broker-dealers from certain liabilities, including liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”), in connection with the offer and sale of iMDx securities. The potential future payments iMDx could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, iMDx has not been subject to any claims or demands for indemnification. iMDx also maintains various liability insurance policies that limit iMDx’s financial exposure. As a result, iMDx management believes that the fair value of these indemnification agreements is minimal. Accordingly, iMDx has not recorded any liabilities for these agreements as of March 31, 2026 and December 31, 2025.

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

7. Shareholders’ (Deficit) Equity

Preferred Stock

As of March 31, 2026 and December 31, 2025, iMDx had 5,000,000 shares of preferred stock, no-par value, authorized. As of March 31, 2026 and December 31, 2025, iMDx had no shares of preferred stock issued and outstanding.

Common Stock

As of March 31, 2026 and December 31, 2025, iMDx had 230,000,000 shares of common stock, no-par value, authorized. As of March 31, 2026 and December 31, 2025, iMDx had 32,286,113 and 28,682,844 shares of common stock issued and outstanding, respectively.

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

A holder of the pre-funded warrants may not exercise any portion of such holder’s pre-funded warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of common stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of March 31, 2026, none of such pre-funded warrants have been exercised.

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

The aggregate gross proceeds from the February 2025 Offering were approximately $29.1 million. After deducting offering expenses of $487,000, the resulting net proceeds were approximately $28.7 million. These net proceeds were inclusive of an investment from Bio-Rad (see Note 9), our global strategic partner. The Company is using the net proceeds received for general corporate purposes and working capital.

February 2026 Offering

On February 12, 2026, the Company consummated a registered direct offering of its securities to certain institutional investors for the issuance and sale of (i) 3,482,498 shares of the Company’s common stock, and (ii) pre-funded warrants to purchase up to 1,043,478 shares of common stock, pursuant to an effective shelf registration statement on Form S-3 (File No. 333-281159), a base prospectus and a related prospectus supplement, in each case filed with the SEC. The offering price was (i) $5.75 per share and (ii) $5.7499 per pre-funded warrant, which is the price of each share sold, minus the $0.0001 exercise price per pre-funded warrant.

The pre-funded warrants may be exercised at any time until exercised in full, except that a holder (together with its affiliates) will not be entitled to exercise any portion of any pre-funded warrant, which, upon giving effect to such exercise would cause the aggregate number of shares of the Company’s common stock beneficially owned by the holder (together with its affiliates) to exceed 4.99% (or, upon election of the holder, 9.99%) of the number of shares of common stock outstanding immediately prior to or after giving effect to the exercise, subject to such holder’s rights under the pre-funded warrants to increase or decrease such percentage to another percentage not in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants upon at least 61 days’ prior notice from such holder to the Company. As of March 31, 2026, none of such pre-funded warrants have been exercised.

The gross proceeds from the February 2026 Offering were approximately $26.0 million. After deducting placement agent fees and offering expenses of $1.4 million, the resulting net proceeds were approximately $24.6 million. These net proceeds were inclusive of an investment from Bio-Rad (see Note 9), our global strategic partner. The Company is using the net proceeds received primarily for general corporate purposes and working capital, including research and development in the transplantation category.

Unregistered Restricted Stock Issuance

During the three months ended March 31, 2026, the Company issued 4,636 shares of restricted common stock for a total fair value of $24,000 in connection with an ongoing investor relations consulting service arrangement. During the three months ended March 31, 2025, no such shares were issued.

Common Stock Purchase Warrants

As of March 31, 2026 and December 31, 2025, iMDx had common stock purchase warrants issued and outstanding of 760,866. During the three months ended March 31, 2026, no warrants were exercised or expired. As of March 31, 2026, the outstanding warrants had exercise prices ranging from $30.60 to $109.20 per share, are set to expire on various dates ranging from February 2027 to October 2029 and have a weighted average remaining life of 1.07 years. Certain warrants have “cashless exercise” provisions meaning that the value of a portion of warrant shares may be used to pay the exercise price rather than payment in cash, which may be exercised under any circumstances in the case of the Bank Warrants discussed below or, in the case of certain other warrants, only if a registration statement for the warrants and underlying shares of common stock is not effective under the Securities Act or a prospectus in the registration statement is not available for the issuance of shares upon the exercise of the warrants. All of the outstanding warrants meet the equity classification criteria and have been classified as equity, see Note 2, “Accounting for Warrants” for additional information.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Bank Warrants

In connection with a loan that matured in September 2022 from Silicon Valley Bank (the “Bank”), in February 2017, iMDx issued common stock purchase warrants to the Bank (the “2017 Bank Warrants”). The Bank was issued warrants to purchase 412 shares of iMDx common stock at an exercise price of $97.00 per share, through February 21, 2027. In March 2017, the Bank was issued warrants to purchase an additional 366 shares at an exercise price of $109.20 per share, through March 23, 2027. In October 2019, iMDx issued a common stock purchase warrant to the Bank (the “2019 Bank Warrant”) entitling the Bank to purchase 4,928 shares of iMDx common stock at an exercise price of $33.80 per share, through October 17, 2029. The Bank may elect to exercise the 2017 Bank Warrants and the 2019 Bank Warrant on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the Bank Warrant is being exercised by (A) the excess of the fair market value of the common stock over the applicable Warrant Price, divided by (B) the fair market value of the common stock. The fair market value of the common stock will be the last closing or sale price on a national securities exchange, interdealer quotation system, or over-the-counter market. These warrants meet the equity classification criteria and have been classified as equity. As of March 31, 2026, no Bank Warrants have been exercised.

Pre-Funded Warrants

In connection with an April 2024 offering (see Note 9, “Related Party Transactions – Financing Transactions”), the Company issued pre-funded warrants to purchase 342,888 shares of common stock. In connection with the February 2025 Offering, the Company issued additional pre-funded warrants to purchase 3,069,926 shares of common stock. In connection with the February 2026 Offering, the Company issued additional pre-funded warrants to purchase 1,043,478 shares of common stock. For accounting purposes, the pre-funded warrants are equity-classified, contain no contingencies to exercise and are therefore considered outstanding for purposes of calculating basic earnings per share (see Note 2, “Net Loss Per Common Share”). As of March 31, 2026, none of such pre-funded warrants have been exercised.

8. Stock-Based Compensation

Equity Incentive Plan

In August 2018, iMDx shareholders approved an Equity Incentive Plan to replace the 2010 Stock Option Plan (the “2010 Plan”) and in October 2024, iMDx shareholders approved an amendment and restatement of such Equity Incentive Plan (as amended and restated, the “2018 Incentive Plan”). The 2018 Incentive Plan will expire on July 2, 2028. In initially adopting the 2018 Incentive Plan, iMDx terminated the 2010 Plan and ceased to grant any additional stock options or sell any stock under restricted stock purchase agreements under the 2010 Plan; however, stock options issued under the 2010 Plan continue in effect in accordance with their terms and the terms of the 2010 Plan until the exercise or expiration of the individual options. Total remaining stock options outstanding under the 2010 Plan as of March 31, 2026 and December 31, 2025, were 3,652 and 5,652, respectively.

As of March 31, 2026, 4,060,000 aggregate shares of common stock have been reserved for issuance under the equity incentive plans for the grant of stock options or the sale of restricted stock or for the settlement of RSUs. iMDx may also grant stock appreciation rights under the 2018 Incentive Plan. Upon the exercise of stock options, the issuance of RSAs, or the delivery of shares pursuant to vested RSUs or performance-based restricted stock units (“PSUs”), it is iMDx’s policy to issue new shares of common stock. The Board may amend or modify the 2018 Incentive Plan at any time, subject to any required stockholder approval. Shares available for grant under the 2018 Incentive Plan as of March 31, 2026 and December 31, 2025, were 530,200 and 528,200, respectively.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Plan Activity

A summary of iMDx’s 2010 Plan and 2018 Incentive Plan activity and related information follows:

	Options				Nonvested RSUs
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average amounts)
Balance at December 31, 2025	2,251	$7.11	8.92 years	$8,537	852	$3.03
Awards granted	—	$—			—	$—
Options exercised	—	$—		$—	n/a	n/a
RSUs vested	n/a	n/a			(168)	$3.18
Options forfeited/expired	(2)	$61.20			n/a	n/a
RSUs forfeited	n/a	n/a			—	$—
Balance at March 31, 2026	2,249	$7.06	8.68 years	$279	684	$3.00
Options vested and expected to vest at March 31, 2026	2,249	$7.06	8.68 years	$279
Options exercisable at March 31, 2026	635	$16.66	7.21 years	$141
Stock-based compensation expense for the period	$373				$242
Unrecognized stock-based compensation expense	$3,476				$1,681
Weighted average remaining recognition period	2.39 years				2.18 years

Option Awards

During the three months ended March 31, 2026, the Company granted no stock options. During the three months ended March 31, 2025, the Company granted 20,000 total stock options with a weighted average grant date fair value of $2.63 per option. The assumptions used to calculate the Black-Scholes grant date fair value for such time-based awards were as follows:

	Three Months Ended March 31,
	2026	2025
Expected life	—	6.18 years
Risk-free interest rates	—	4.15%
Volatility	—	103.71%
Dividend yield	—	0%

RSU Awards

No RSUs were granted during the three months ended March 31, 2026. The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2025 was $3.18 per unit. The aggregate fair value of RSUs vested during the three months ended March 31, 2026 and 2025, was $691,000 and zero, respectively.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In October 2024, the Company awarded 100,000 PSUs with market-based and service-based vesting conditions, and a grant date market price of $3.05 to a Company executive. Vesting is subject to continuous service as an employee of iMDx or a subsidiary thereof from hire date through the applicable vesting date, and shall performance vest as follows: (i) 50% will vest upon the Company’s achievement of an aggregate market value of voting and non-voting common equity held by non-affiliates of the Company of $75.0 million or more, such that the Company is no longer subject to the “Baby Shelf Rules” of Form S-3, and (ii) 50% will vest upon the Company’s achievement of a market capitalization of $200.0 million, which shall be determined based on the 30-day volume weighted average price of the common stock measured as of the end of each full calendar month following the date of grant. No units will vest prior to June 20, 2025, and any units that are not performance vested on December 31, 2026 shall automatically be forfeited. The fair value of such award was estimated using the Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the expected period to achievement of the market conditions. The grant date fair value and associated compensation cost of the market-based award reflect the probability of the market condition being achieved, and the Company will recognize this compensation cost regardless of the actual achievement of the market-based conditions. Assumptions utilized in connection with the Monte Carlo valuation technique included: estimated risk-free interest rate of 3.93 percent; term of 2.2 years; expected volatility of 90.0 percent; and expected dividend yield of 0 percent. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments. Based on the two described performance vesting conditions, the grant date fair values were $2.03 and $1.43, respectively, amounting to a total fair value of $173,000. On October 31, 2025, 50,000 PSUs vested based on the achievement of an aggregate market value of common equity held by non-affiliates of $75.0 million or more, as described above. As of March 31, 2026, no additional awards have vested.

Stock-Based Compensation Expense

iMDx recorded stock-based compensation expense in the following categories on the accompanying consolidated statements of operations:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cost of revenues	$—	$—
Research and development	159	195
Sales and marketing	58	38
General and administrative	398	240
Total	$615	$473

Total unrecognized stock-based compensation expense as of March 31, 2026 was $5.2 million, which will be amortized over a weighted average remaining recognition period of 2.32 years.

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Related Party Transactions

Financing Transactions

On April 13, 2022, iMDx entered into an underwriting agreement pursuant to which the Company agreed to issue and sell certain shares of common stock and warrants to purchase common stock (“April 2022 Warrants”). The April 2022 Warrants have an exercise price of $30.60 per share and will expire on April 19, 2027. Pursuant to the underwritten offering, Broadwood Partners, L.P. (“Broadwood”) acquired from us (i) 261,032 shares of common stock, and (ii) 300,187 April 2022 Warrants to purchase up to 150,093 shares of common stock. However, the total number of shares of common stock that Broadwood purchased in the underwritten offering was 300,187, of which 39,154 existing shares were acquired by the underwriters in the open market and re-sold to Broadwood. Pura Vida acquired from us (i) 249,204 shares of common stock, and (ii) 286,585 April 2022 Warrants to purchase up to 143,292 shares of common stock. However, the total number of shares of common stock that Pura Vida purchased in the underwritten offering was 286,585, of which 37,380 existing shares were acquired by the underwriters in the open market and re-sold to Pura Vida. See Note 7, “Common Stock Purchase Warrants” for additional information.

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

On April 15, 2024, iMDx consummated a private placement of its securities to certain investors, including Broadwood, entities affiliated with AWM, Bio-Rad, and certain individuals, including iMDx's Chairman, Andrew Arno, for the issuance and sale of 5,076,900 shares of its common stock and pre-funded warrants to purchase 342,888 shares of its common stock. The purchase price for one share of common stock was $2.9164, and the purchase price for one pre-funded warrant was $2.9163. Insiders subscribed for 42,373 of the shares of common stock sold in the private placement, at a purchase price of $2.95 per share of common stock, which amount reflected the final closing price of the common stock on Nasdaq on the last trading day immediately prior to pricing. Broadwood purchased 2,420,000 shares of common stock for $7,057,688, entities affiliated with AWM purchased 342,889 shares of common stock and 342,888 pre-funded warrants for $2,000,000, and Bio-Rad purchased 1,200,109 shares of common stock for $3,499,998 (see “Bio-Rad Transactions” below). Mr. Arno purchased 33,898 shares of common stock for $100,000.

On October 4, 2024, iMDx consummated a private placement of its securities involving certain investors, including Broadwood, Bio-Rad, entities affiliated with AWM, Unterberg Legacy Capital, LLC (“Unterberg”) and certain affiliated parties, Patrick W. Smith, and certain other individuals, including iMDx's Chief Financial Officer, Andrea James, and Chief Science Officer, Ekkehard Schütz. The gross proceeds from the October 2024 offering were approximately $10.2 million. The purchase price for one share of common stock was $2.948 or $2.97 to certain Insiders. Broadwood purchased 1,315,339 shares of common stock for approximately $3,878,000, Bio-Rad purchased 310,835 shares of common stock for approximately $916,000, entities affiliated with AWM purchased 275,000 shares of common stock for approximately $811,000, Unterberg and its affiliated parties purchased 33,921 shares of common stock for $100,000, Patrick W. Smith purchased 678,426 shares of common stock for $2,000,000, Ms. James purchased 33,670 shares of common stock for $100,000, and Mr. Schütz purchased 3,367 shares of common stock for $10,000. iMDx's Chairman, Andrew Arno, has served as a Managing Member of Unterberg since October 2023.

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 12, 2026, iMDx consummated the February 2026 Offering involving certain investors, including Broadwood, Bio-Rad, and entities affiliated with AWM. The gross proceeds from the February 2026 Offering were approximately $26.0 million. Broadwood purchased 521,739 shares of common stock for approximately $3,000,000, Bio-Rad purchased 439,020 shares of common stock for approximately $2,524,000, and entities affiliated with AWM purchased pre-funded warrants to purchase up to 1,043,478 shares of common stock for approximately $6,000,000. See Note 7, “Common Stock – February 2026 Offering” for additional information.

Bio-Rad Transactions

During the three months ended March 31, 2026, the Company acquired $459,000 in laboratory equipment, and incurred $553,000 in laboratory related costs, from Bio-Rad. During the three months ended March 31, 2026, the Company also made financing lease payments to a third-party of $127,000, under various Bio-Rad laboratory equipment leases, with a remaining financing lease liability of $604,000 as of March 31, 2026.

During the three months ended March 31, 2025, the Company acquired $1.1 million in laboratory equipment and incurred $70,000 in laboratory related costs from Bio-Rad. During the three months ended March 31, 2025, the Company also made financing lease payments to a third-party of $99,000, under various Bio-Rad laboratory equipment leases, with a remaining financing lease liability of $716,000 as of March 31, 2025.

As of March 31, 2026 and December 31, 2025, the Company had accounts payable and accruals due to Bio-Rad of $2.7 million and $2.8 million, respectively.

On April 5, 2024, the Company entered into an agreement with Bio-Rad to collaborate in the development and the commercialization of RUO and IVD kitted transplant products (the “Collaboration Agreement”). Under the Collaboration Agreement, Bio-Rad agreed to purchase shares of our common stock equal to 9.99% of the total number of shares of common stock issued and outstanding immediately after the closing of such investment, provided that the total purchase price would not exceed $3,500,000 unless Bio-Rad chooses to exceed such limit (the “Bio-Rad Investment”) (see "Financing Transactions" above). The Bio-Rad Investment was completed in connection with an April 2024 private placement. In addition, we will pay Bio-Rad a single digit royalty payment based on certain net sales under the Collaboration Agreement, and Bio-Rad has an option for the exclusive right to promote, market and sell certain kits worldwide subject to certain conditions. If and when such option is exercised, Bio-Rad will purchase additional shares of our common stock, at the then-current market price per share, up to a specified maximum aggregate purchase price. On November 8, 2024, the Company and Bio-Rad entered into a memorandum of understanding with respect to the Collaboration Agreement to establish additional activities to be performed by each party pursuant to the Collaboration Agreement. See Note 10, "Collaborative Arrangements" for additional information.

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

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

Additionally, the Collaboration Agreement provides Bio-Rad a 90-day exclusive negotiating period, post regulatory clearance, for the right to exclusively promote, market and sell IVD Kits worldwide subject to certain conditions. If and when such option is exercised, Bio-Rad will purchase additional shares of the Company’s common stock, at the then-current market price per share, up to a specified maximum aggregate purchase price, and the Company will manufacture and supply IVD Kits exclusively for Bio-Rad. See Note 9, “Related Party Transactions – Financing Transactions” for additional information about Bio-Rad's purchases of the Company's common stock.

On November 8, 2024, iMDx and Bio-Rad entered into a binding Memorandum of Understanding (the “Memorandum”) in connection with the Collaboration Agreement. The Memorandum establishes additional activities to be performed by iMDx and Bio-Rad prior to the commercial launch of the RUO Assays specifically related to pilot study sites outside the Territory (the “Pilot Sites”). Pursuant to the Memorandum, iMDx (i) will setup commercialization of Pilot Sites to use the RUO Assays, (ii) may sell RUO Assays to Pilot Sites, (iii) will train and support the Pilot Sites on the use of the RUO Assays, and (iv) if iMDx receives any net sales from the sale of the RUO Assays to the Pilot Sites, then iMDx shall pay to Bio-Rad a royalty payment based on a percentage of such net sales under the terms and conditions of the Collaboration Agreement. In addition, pursuant to the Memorandum, Bio-Rad will evaluate commercialization efforts for the RUO Assays, which will include (i) supporting installation and training for Pilot Sites, and (ii) evaluating distribution of the RUO Assays to Pilot Sites. In May 2025, the Company sold its first RUO Assays to a Pilot Site (see Note 2, “Revenue Recognition – Kitted Products” for additional information).

For the three months ended March 31, 2026 and 2025, the income statement amounts attributable to Bio-Rad transactions arising from the Collaboration Agreement, included cost of revenues, research and development expenses, sales and marketing expenses, general and administrative expenses, and interest expense, and in the aggregate have not been significant. See Note 9, “Related Party Transactions – Bio-Rad Transactions” for additional information. In addition, the Company is capitalizing RUO Assay related inventory costs (see Note 2, “Inventories” for additional information).

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company's single reportable segment profit or loss information is as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Laboratory Services	$32	$2,138
Kitted Products	—	—
Total net revenues	32	2,138
Less:
Cost of revenues, as adjusted	(4)	786
Personnel-related expenses and board fees	4,110	3,028
Professional fees, legal, and outside services	2,547	1,849
Facilities and insurance	563	505
Laboratory supplies and expenses	654	456
Clinical trial and registry service fees	717	35
Marketing and advertising	135	65
Travel and entertainment	286	195
Other segment items (1)	109	175
Segment loss	(9,085)	(4,956)
Reconciliation of segment profit and loss:
Depreciation and amortization expenses	(631)	(491)
Stock-based compensation	(615)	(473)
Change in fair value of contingent consideration	5,918	(879)
Interest expense	(23)	(29)
Other income, net	146	157
Income taxes	—	—
Net loss	$(4,290)	$(6,671)

(1)
Other segment items primarily includes delivery expenses, other business taxes and tax credits, and severance costs.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company's revenues and long-lived tangible assets by geographic area are presented below. Revenues are based on the customer country of domicile. Assets are based on the location of held assets.

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Revenues by geographic area:
United States	$32	$2,138
Total net revenues	$32	$2,138

	March 31, 2026	December 31, 2025
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$6,752	$7,177
Europe	1,716	1,577
United Kingdom	407	433
Asia-Pacific	36	63
Total	$8,911	$9,250

12. Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the consolidated financial statements were issued and determined that no events or transactions are required to be disclosed herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our consolidated financial statements for the three months ended March 31, 2026 and 2025 included elsewhere in this Report, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. These historical consolidated financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly under “Risk Factors” in this Report and those “Risk Factors” in Part I, Item 1A. of our most recent Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC. For additional information, refer to the section above entitled “Cautionary Note Regarding Forward-Looking Statements.” The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto provided under Part I, Item 1 of this Report.

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

Our flagship transplant testing technology quantifies a molecular biomarker known as dd-cfDNA. Our scientists in Germany and the U.S. have played a critical role over the past decade in developing the science that helped establish dd-cfDNA as a trusted biomarker of transplanted organ rejection. Under the GraftAssure™ brand, our transplant diagnostics include the following:

•
GraftAssureCore – Our LDT, currently reimbursed by CMS and performed at our CLIA certified laboratory in Franklin, Tennessee.
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

We also have a services lab, certified under the CLIA and accredited by the College of American Pathologists, in Franklin, Tennessee, and research and development labs in Nashville, Tennessee and Göttingen, Germany. Our innovation centers in Nashville and Germany employ research scientists whom we believe are leaders in their fields.

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

Recent Developments

February 2026 Offering

On February 12, 2026, we consummated a registered direct offering of our securities to certain investors for the issuance and sale of 3,482,498 shares of our common stock and pre-funded warrants to purchase 1,043,478 shares of our common stock, with an exercise price of $0.0001 per share. The purchase price for one common share was $5.75, and the purchase price for one pre-funded warrant was $5.75, minus the $0.0001 exercise price per pre-funded warrant. The gross proceeds from the February 2026 Offering were approximately $26.0 million. After deducting placement agent fees and offering expenses of $1.4 million, the resulting net proceeds were approximately $24.6 million. See Note 7, “Common Stock – February 2026 Offering,” to our consolidated financial statements included elsewhere in this Report for additional information.

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

Results of Operations

Summary Results of Operations

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(In thousands, except percentage change values)
Net revenue	$32	$2,138	$(2,106)	(99)%
Cost of revenues	17	813	(796)	(98)%
Research and development	4,953	2,924	2,029	69%
Sales and marketing	2,402	1,206	1,196	99%
General and administrative	2,991	3,115	(124)	(4)%
Change in fair value of contingent consideration	(5,918)	879	(6,797)	(773)%
Loss from operations	(4,413)	(6,799)	2,386	(35)%
Total other income, net	123	128	(5)	(4)%
Loss before income taxes	(4,290)	(6,671)	2,381	(36)%
Income taxes	—	—	—	—
Net loss	$(4,290)	$(6,671)	$2,381	(36)%

Results of Operations – Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025

Total net revenue decreased to $32,000 for the three months ended March 31, 2026, compared to $2.1 million in the comparable prior period primarily from Laboratory Services as further discussed below. Future Laboratory Services revenue is expected to be impacted as a result of our shift in strategic focus on commercializing our transplant kitted tests, and deploying our sales personnel toward signing new laboratory customers.

Net loss was $4.3 million for the three months ended March 31, 2026, compared to $6.7 million for the comparable prior period. Net loss decreased by $2.4 million primarily due to the change in fair value of contingent consideration, which was partially offset by a decrease in Laboratory Services revenue and increases in operating expenses. Further details related to the change in net loss are as follows:

•
Laboratory Services revenue decreased by $2.1 million. We earned Laboratory Services revenue from one existing customer in the amount of approximately $32,000 during 2026. See below for additional revenue information.
•
Cost of revenues decreased by $796,000, primarily related to labor and allocated overhead associated with performing our Laboratory Services. See below for additional cost of revenues information.
•
Research and development expenses increased by $2.0 million, as we continue development of GraftAssureCore, GraftAssureIQ and GraftAssureDx. The main drivers of the increase were clinical trials, professional fees, personnel-related expenses, facilities and insurance, and laboratory costs. See below for additional details.
•
Sales and marketing expenses increased by $1.2 million, primarily attributable to continued ramp up in sales, marketing and advertising activities related to the transplant business. The main drivers of the increase were personnel-related expenses and professional fees. See below for additional details.
•
General and administrative expenses decreased by $124,000, primarily due to decreases in professional fees, and facilities and insurance, partially offset by stock-based compensation, and personnel-related expenses and board fees. See below for additional details.
•
Change in fair value of contingent consideration was a gain of $5.9 million in 2026 compared to a loss of $879,000 in 2025. This change was due to changes in the fair value model inputs and revised estimates on if and when future payouts will occur. See below for additional information.
•
Total other income, net decreased by $5,000, primarily due to losses in money market funds, partially offset by additional interest income related to higher cash balances from our February 2025 Offering and February 2026 Offering. See below for additional details.

Revenues

The following table shows our revenues by type:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(In thousands, except percentage change values)
Laboratory Services	$32	$2,138	$(2,106)	(99)%
Kitted Products	—	—	—	—
Total	$32	$2,138	$(2,106)	(99)%

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

Cost of Revenues

Cost of revenues generally consists of cost of materials, direct labor including benefits, bonus and stock-based compensation, equipment and infrastructure expenses, clinical sample related costs associated with performing Laboratory Services, providing deliverables according to our licensing agreements, license fees due to third-parties, and Kitted Products inventory costs and royalties based on net product sales. Infrastructure expenses include depreciation of laboratory equipment, allocated rent costs, leasehold improvements, and allocated information technology costs for operations at our CLIA-certified laboratory in Tennessee. Costs associated with generating service revenue are recorded as the tests or services are performed regardless of whether revenue was recognized. Royalties or revenue share payments for licensed technology calculated as a percentage of revenues generated using the associated technology, or from product sales, are recorded as expenses at the time the related revenues are recognized. Cost of revenues for Laboratory Services varies depending on the nature, timing, and scope of customer projects.

Research and Development Expenses

A summary of the main drivers of the change in research and development expenses is as follows:

	Three Months Ended March 31,
	2026	2025 (1)	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses	$1,458	$1,023	$435	43%
Depreciation and amortization	353	284	69	24%
Stock-based compensation	159	195	(36)	(18)%
Laboratory supplies and expenses	654	456	198	43%
Facilities and insurance	372	167	205	123%
Professional fees, legal, and outside services	1,134	670	464	69%
Clinical trial and registry service fees	717	35	682	1949%
Travel and entertainment	24	17	7	41%
Severance	3	83	(80)	(96)%
Other	79	(6)	85	1417%
Total	$4,953	$2,924	$2,029	69%
% of Net Revenue	15478%	137%		15341%

(1)
Certain prior period amounts have been reclassified to conform to the current period presentation. These changes had no impact on the previously reported total research and development expenses.

We expect to continue to incur a significant amount of research and development expenses for the foreseeable future. We will continue development of GraftAssureCore, GraftAssureIQ and GraftAssureDx. Our future research and development efforts and expenses will also depend on the amount of capital that we are able to raise to finance those activities and whether we acquire rights to any new diagnostic tests. A portion of our costs for leasing and operating our CLIA-certified laboratory in Tennessee, and our facilities in Germany, will also be included in research and development expenses to the extent allocated to the development of our diagnostic tests.

In 2025, we started a clinical trial in conjunction with our IVD submission for GraftAssureDx. On March 25, 2026, we submitted a data package to the FDA seeking marketing authorization for GraftAssureDx, which is the kitted version of our transplanted organ rejection monitoring assay.

Sales and Marketing Expenses

A summary of the main drivers of the change in sales and marketing expenses is as follows:

	Three Months Ended March 31,
	2026	2025 (1)	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses	$1,274	$764	$510	67%
Depreciation and amortization	172	110	62	56%
Stock-based compensation	58	38	20	53%
Facilities and insurance	29	23	6	26%
Professional fees, legal, and outside services	525	32	493	1541%
Marketing and advertising	135	65	70	108%
Travel and entertainment	186	116	70	60%
Other	23	58	(35)	(60)%
Total	$2,402	$1,206	$1,196	99%
% of Net Revenue	7506%	56%		7450%

(1)
Certain prior period amounts have been reclassified to conform to the current period presentation. These changes had no impact on the previously reported total sales and marketing expenses.

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

General and Administrative Expenses

A summary of the main drivers of the change in general and administrative expenses is as follows:

	Three Months Ended March 31,
	2026	2025 (1)	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses and board fees	$1,378	$1,241	$137	11%
Depreciation and amortization	85	70	15	21%
Stock-based compensation	398	240	158	66%
Facilities and insurance	162	315	(153)	(49)%
Professional fees, legal, and outside services	888	1,147	(259)	(23)%
Travel and entertainment	76	62	14	23%
Other	4	40	(36)	(90)%
Total	$2,991	$3,115	$(124)	(4)%
% of Net Revenue	9347%	146%		9201%

(1)
Certain prior period amounts have been reclassified to conform to the current period presentation. These changes had no impact on the previously reported total general and administrative expenses.

Change in Fair Value of Contingent Consideration

We will pay contingent consideration if various payment milestones are triggered under the merger agreements through which we acquired IGI and Chronix. In 2025, we earned our first Kitted Products revenue and, accordingly, we began to pay related royalties to Chronix. Changes in the fair value of the contingent consideration will be based on our reassessment of the key assumptions underlying the determination of this liability as changes in circumstances and conditions occur from the IGI and Chronix acquisition dates to the reporting periods being presented, with the subsequent changes in fair value recorded as part of our consolidated results from operations for such periods. See Note 3 to our consolidated financial statements included elsewhere in this Report for additional information.

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

Income Taxes

We did not record any provision or benefit for income taxes for the three months ended March 31, 2026 and 2025, as we had a full valuation allowance for the periods presented. A valuation allowance is provided when it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from our net operating loss carry-forwards and other deferred tax assets. See Note 2, “Income Taxes,” to our consolidated financial statements included elsewhere in this Report for additional information.

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

Liquidity and Capital Resources

Our foreseeable material cash requirements as of March 31, 2026, are recognized as liabilities in the consolidated balance sheet or generally are otherwise described in Note 6, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Report. Our cash requirements are generally derived from our operating and investing activities including expenditures for working capital, human capital, equipment purchases, lease payments, business development, investments in intellectual property, and business combinations. Our office lease obligations (net of sublease payments) and financing lease obligations, and contingent consideration obligations are further described in Note 6 and Note 3, respectively, to our consolidated financial statements included elsewhere in this Report. As of March 31, 2026 and December 31, 2025, other than certain equity-classified warrants (see Note 7, “Common Stock Purchase Warrants,” to our consolidated financial statements included elsewhere in this Report), we had no off-balance sheet arrangements, and historically we have not entered into any such arrangements other than the noted warrants. As of March 31, 2026 and December 31, 2025, we had unrecognized tax benefits totaling $1.6 million (see Note 2, “Income Taxes,” to our consolidated financial statements included elsewhere in this Report).

Since formation, we have financed our operations primarily through the sale of our common stock, preferred stock and warrants to acquire common stock (see Note 7 to our consolidated financial statements included elsewhere in this Report). We have incurred operating losses and negative operating cash flows since inception and had an accumulated deficit of $405.1 million as of March 31, 2026. At March 31, 2026, we had $28.2 million of cash and cash equivalents. On February 12, 2026, we raised additional capital as discussed below. Management anticipates that we may continue to incur operating losses and negative operating cash flows for the near future. Although it is difficult to predict our liquidity requirements, based on the going concern evaluation discussed in Note 1, “Liquidity,” to our consolidated financial statements included elsewhere in this Report, management believes that it will have sufficient cash to meet its projected operating requirements for at least the next twelve months following the issuance of these consolidated financial statements.

On February 10, 2025, we consummated the February 2025 Offering. The aggregate gross proceeds from the February 2025 Offering were approximately $29.1 million. After deducting offering expenses of $487,000, the resulting net proceeds were approximately $28.7 million. These net proceeds were inclusive of an investment from Bio-Rad, our global strategic partner. We are using the net proceeds received for general corporate purposes and working capital. See Note 7, “Common Stock – February 2025 Offering,” to our consolidated financial statements included elsewhere in this Report for additional information.

On February 12, 2026, we consummated the February 2026 Offering. The gross proceeds from the February 2026 Offering were approximately $26.0 million. After deducting placement agent fees and offering expenses of $1.4 million, the resulting net proceeds were approximately $24.6 million. These net proceeds were inclusive of an investment from Bio-Rad, our global strategic partner. We are using the net proceeds primarily for general corporate purposes and working capital, including research and development in the transplantation category. The net proceeds from the offering will allow us to invest in research and development with the goal of expanding our GraftAssure product offering beyond kidney transplant rejection testing into other organs, and most immediately, into heart transplant rejection testing. See Note 7, “Common Stock – February 2026 Offering,” to our consolidated financial statements included elsewhere in this Report for additional information.

Our remaining restricted cash balance in the total amount of $1.2 million as of March 31, 2026 relates to a bank letter of credit required under our Irvine office lease. From July 1, 2025 and continuing on the first day of each calendar month thereafter, the letter of credit will be reduced by an amount equal to $60,714.29 on each such date, until the letter of credit is fully reduced, after which the letter of credit arrangement will terminate and we will have no further obligation to maintain or deliver the letter of credit. See Note 6, “Office and Facilities Leases – Irvine Office Lease,” to our consolidated financial statements included elsewhere in this Report for additional information.

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

In April 2024, we entered into a global strategic partnership agreement with Bio-Rad to collaborate in the development and the commercialization of RUO and IVD kitted transplant products using Bio-Rad’s ddPCR instruments and reagents. In November 2024, we entered into a memorandum of understanding with Bio-Rad with respect to such agreement to establish additional activities to be performed by each party pursuant to such agreement. Due to the significance of our arrangement with Bio-Rad, we are dependent on them with respect to many of our ongoing operations and future target performance, which also results in a concentration in the volume of business transacted with Bio-Rad. In addition, Bio-Rad is a significant investor in our common stock. For more information regarding our transactions and business with Bio-Rad, see Note 9, “Related Party Transactions” and Note 10, “Collaborative Arrangements,” to our consolidated financial statements included elsewhere in this Report.

On February 20, 2026, we entered into a Specimen Collection Agreement with a national reference lab provider. Pursuant to the agreement, the lab provider will provide specimen collection-related services, which may include, among other things, the collection, handling, processing, and delivery of specimens upon which we will perform testing with our GraftAssureCore test, a blood test designed to measure dd-cfDNA using a novel PCR-based measurement platform, for potential patient registrants. The agreement provides for certain fees to be paid to the lab provider for services rendered. The lab provider will not bill any other party for the services it provides, and patients will be billed by us.

In addition to research, development, sales and marketing expenses, we will incur other expenses from leasing and improving our offices and laboratory facilities in the Nashville, Tennessee area and Göttingen, Germany. We have recently expanded our Nashville and Germany facilities by extending and adding new office and laboratory leases. In addition, we have added various new laboratory instruments to be used in our transplant operations, under new financing leases or from purchases. As of March 31, 2026, we have acquired a total of 34 new lab instruments for use in our transplant operations. As of December 31, 2025, we had a total of 32 lab instruments. See Note 6, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Report for additional operating and financing lease information.

We may need to meet significant cash payment or stock obligations to former IGI and Chronix shareholders in connection with our acquisition of those companies, as disclosed in Note 3 to the consolidated financial statements included elsewhere in this Report. As of March 31, 2026 and December 31, 2025, total contingent consideration liabilities were $38.0 million and $43.9 million, respectively. To meet the future cash payment obligations, we may have to utilize cash on hand that would otherwise be available to us for other business and operational purposes, which could cause us to delay or reduce activities in the development and commercialization of our tests. In 2025, we earned our first Kitted Products revenue, accordingly, we began to pay related royalties to Chronix.

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

Cash Flow from Operating Activities

During the three months ended March 31, 2026, our total research and development expenses were $5.0 million, our sales and marketing expenses were $2.4 million, and our general and administrative expenses were $3.0 million. We also incurred $17,000 in total cost of revenues. Net loss for the period was $4.3 million, and our net cash used in operating activities amounted to $7.6 million. Our cash used in operating activities during 2026 did not include the following noncash items: $631,000 in depreciation and amortization expenses, $615,000 in stock-based compensation, $32,000 in other equity compensation expenses, $5.9 million gain from the change in fair value of contingent consideration, and unrealized foreign currency gains of $5,000. Net changes in operating assets and liabilities for the period were $1.3 million as a source of additional cash.

During the three months ended March 31, 2025, our total research and development expenses were $2.9 million, our sales and marketing expenses were $1.2 million, and our general and administrative expenses were $3.1 million. We also incurred $813,000 in total cost of revenues, including $7,000 for amortization of intangible assets. Net loss for the period was $6.7 million, and our net cash used in operating activities amounted to $5.8 million. Our cash used in operating activities during 2025 did not include the following noncash items: $491,000 in depreciation and amortization expenses, $473,000 in stock-based compensation, $14,000 in other equity compensation expenses, $879,000 loss from change in fair value of contingent consideration, and unrealized foreign currency losses of $39,000. Net changes in operating assets and liabilities for the period were $1.1 million as an additional use of cash.

Cash Flow from Investing Activities

During the three months ended March 31, 2026, net cash used in investing activities was $613,000 from cash paid for purchases of machinery and equipment, and construction in progress.

During the three months ended March 31, 2025, net cash used in investing activities was $307,000 from cash paid for purchases of machinery and equipment, and construction in progress.

Cash Flow from Financing Activities

During the three months ended March 31, 2026, net cash provided by financing activities was $24.7 million from $24.8 million of net cash proceeds from the February 2026 Offering, partially offset by repayments of financing lease obligations of $143,000.

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

The fair value of contingent consideration after the acquisition date is reassessed by us as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in our consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities and, accordingly, the resulting gain or loss that we record in our consolidated financial statements. During the three months ended March 31, 2026 and 2025, we recorded a gain of $5.9 million and a loss of $879,000, respectively, related to the fair value of contingent consideration. As of March 31, 2026 and December 31, 2025, total contingent consideration liabilities were $38.0 million and $43.9 million, respectively. As of March 31, 2026, a hypothetical 2% increase and 2% decrease in the discount rate would have resulted in total contingent consideration liabilities of $34.5 million and $42.0 million, respectively. For additional information, see Note 3 to our consolidated financial statements included elsewhere in this Report.

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

We establish an allowance for credit losses based on the evaluation of the collectability of its Laboratory Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial condition, reasonable and supportable forecast that affect the collectability of the reported amount, and historical experience. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the credit loss reserve accounts. As of March 31, 2026 and December 31, 2025, we had an allowance for credit losses of $2,000 and $11,000, respectively, related to Laboratory Services.

Stock-Based Compensation

We recognize compensation expense related to stock-based payment awards made to employees, board directors and other non-employees based on estimated fair values. We estimate the fair value of stock-based payment awards on the grant date and recognize the resulting fair value over the requisite service period on a straight-line basis. For stock-based awards that vest only upon the attainment of one or more performance goals, compensation cost is recognized if and when we determine that it is probable that the performance condition or conditions will be, or have been, achieved. For grants with market-based and time-based vesting conditions, the fair value is estimated using the Monte Carlo simulation model, which includes the estimated period to achievement of the performance and market conditions, which are subject to the achievement of the market-based goals established by us and continued employment. We utilize the Black-Scholes option pricing model for determining the fair value of standard time-based stock options. Our determination of fair value of stock-based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. We estimate the expected volatility using our own stock price volatility for a period equal to the expected term of the options. The expected term of options granted is based on our own experience. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. Key inputs and assumptions may change as we continue to develop our Company estimates, experience and key inputs including our expected term, and stock price volatility based on the trading history of our stock in the public market. Changes in these subjective assumptions can materially affect the estimated value of equity grants and the stock-based compensation that we record in our consolidated financial statements. During the three months ended March 31, 2026 and 2025, we recognized total stock-based compensation of $615,000 and $473,000, respectively. For additional information, see Note 8 to our consolidated financial statements included elsewhere in this Report.

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

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. We will recognize accrued interest and penalties, if any, related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of the financial statement periods presented herein. We account for uncertain tax positions by assessing all material positions taken in any assessment or challenge by relevant taxing authorities. We are currently unaware of any tax issues under review. For additional information, see Note 2, “Income Taxes,” to our consolidated financial statements included elsewhere in this Report.

Recent Accounting Pronouncements

The effects of accounting standards adopted and the potential effects of accounting standards to be adopted in the future are described in Note 2, “Recent Accounting Pronouncements,” to our consolidated financial statements included elsewhere in this Report.

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

Item 1A. Risk Factors.

Our business, financial condition, results of operations and future growth prospects are subject to various risks, including those described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026, which we encourage you to review. There have been no material changes from the risk factors disclosed in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On January 26, 2026, March 16, 2026, March 24, 2026 and April 24, 2026, we issued to LifeSci Advisors, LLC (“LifeSci”) 1,218 shares, 1,418 shares, 2,000 shares and 2,128 shares of our common stock, respectively, in exchange for investor relations services. The shares issued to LifeSci were issued without registration under the Securities Act in reliance on the exemption from registration under Section 4(a)(2).

Repurchases

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.
(b)
None.
(c)
None.

Item 6. Exhibits.

Exhibit Numbers	Exhibit Description

3.1

Certificate of Ownership, as filed with the Secretary of State of the State of California on June 13, 2025 (incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2025)

3.2

Third Amended and Restated Bylaws of Insight Molecular Diagnostics Inc.(incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2026)

4.1

Form of Pre-Funded Warrant, dated February 10, 2026 (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2026)

10.1+

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

+ Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish a copy of any of the omitted exhibits or schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSIGHT MOLECULAR DIAGNOSTICS INC.

Date: May 13, 2026	/s/ Joshua Riggs
Joshua Riggs
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2026	/s/ Andrea James
Andrea James
Chief Financial Officer (Principal Financial Officer)