Form 10-Q
period 2026-06-30
Insight Molecular Diagnostics Inc.
filed 2026-08-10
CIK 1642380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of issuer's common stock, no par value, outstanding as of August 5, 2026 was 32,724,284.

INSIGHT MOLECULAR DIAGNOSTICS INC.

For the quarterly period ended June 30, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (this “Report”) are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements pertaining to future financial and/or operating results, future growth in research, technology, clinical development, and potential opportunities for Insight Molecular Diagnostics Inc., or iMDx (f/k/a Oncocyte Corporation), along with other statements about the future expectations, beliefs, goals, plans, or prospects expressed by management. Any statements that are not historical fact (including, but not limited to statements that contain words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” or similar expressions or the negative of such terms) should also be considered to be forward-looking statements. Forward-looking statements involve risks and uncertainties, including, without limitation, risks inherent in the development and/or commercialization of potential products, uncertainty in the results of clinical trials or regulatory approvals, need and ability to obtain future capital, and maintenance of intellectual property rights. Actual results may differ materially from the results anticipated in these forward-looking statements and as such should be evaluated together with the many uncertainties that affect the businesses of iMDx, particularly those mentioned in this Report under “Risk Factors” and those Risk Factors in Part I, Item 1A. of our most recent Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission (“SEC”). Except as required by law, iMDx undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT MOLECULAR DIAGNOSTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,756	$11,583
Accounts receivable, net of allowance for credit losses of $2 and $11, respectively	192	1,128
Inventories	207	446
Restricted cash, current	729	729
Prepaid expenses and other current assets	1,659	1,420
Total current assets	20,543	15,306
NONCURRENT ASSETS
Right-of-use operating and financing lease assets, net	2,097	2,815
Machinery and equipment, net, and construction in progress	6,004	6,435
Restricted cash, noncurrent	243	607
Other noncurrent assets	556	593
TOTAL ASSETS	$29,443	$25,756

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,871	$2,544
Due to related party (Note 9)	1,979	2,780
Accrued compensation	1,904	2,461
Accrued royalties	1,116	1,116
Accrued expenses and other current liabilities	1,000	939
Operating and financing lease liabilities, current	1,710	1,807
Contingent consideration liabilities, current	706	428
Total current liabilities	10,286	12,075
NONCURRENT LIABILITIES
Operating and financing lease liabilities, noncurrent	915	1,690
Contingent consideration liabilities, noncurrent	39,541	43,455
TOTAL LIABILITIES	50,742	57,220

Commitments and contingencies (Note 6)

SHAREHOLDERS’ DEFICIT
Preferred stock, no par value, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 230,000 shares authorized; 32,623 and 28,683 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	394,945	369,211
Accumulated other comprehensive income	67	86
Accumulated deficit	(416,311)	(400,761)
Total shareholders’ deficit	(21,299)	(31,464)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$29,443	$25,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT MOLECULAR DIAGNOSTICS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$239	$518	$271	$2,656

Cost of revenues	82	180	99	993
Gross profit	157	338	172	1,663

Operating expenses:
Research and development	4,486	3,269	9,439	6,193
Sales and marketing	1,916	1,460	4,318	2,666
General and administrative	2,873	2,647	5,864	5,762
Change in fair value of contingent consideration	2,284	2,804	(3,634)	3,683
Total operating expenses	11,559	10,180	15,987	18,304

Loss from operations	(11,402)	(9,842)	(15,815)	(16,641)

Other (expenses) income:
Interest expense	(20)	(25)	(43)	(54)
Other income, net	162	125	308	282
Total other income, net	142	100	265	228

Loss before income taxes	(11,260)	(9,742)	(15,550)	(16,413)

Income taxes	—	—	—	—

Net loss	$(11,260)	$(9,742)	$(15,550)	$(16,413)

Net loss per share:
Net loss per share - basic and diluted	$(0.31)	$(0.30)	$(0.44)	$(0.57)

Weighted average shares outstanding - basic and diluted	36,750	32,023	35,640	28,876

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT MOLECULAR DIAGNOSTICS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(11,260)	$(9,742)	$(15,550)	$(16,413)
Foreign currency translation adjustments	(4)	44	(19)	64
Comprehensive loss	$(11,264)	$(9,698)	$(15,569)	$(16,349)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT MOLECULAR DIAGNOSTICS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

(In thousands)

	Three Months Ended June 30, 2026
	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Income	Deficit	Deficit
Balance at March 31, 2026	32,286	$394,289	$71	$(405,051)	$(10,691)
Net Loss	—	—	—	(11,260)	(11,260)
Foreign currency translation adjustment	—	—	(4)	—	(4)
Stock-based compensation	—	661	—	—	661
Stock options exercised	4	10	—	—	10
Shares issued upon vesting of RSUs	12	—	—	—	—
Shares issued for consultant services	2	8	—	—	8
Shares withheld related to net share settlement of stock-based awards	(4)	(23)	—	—	(23)
Issuance of common stock upon exercise of pre-funded warrants	323	—	—	—	—
Balance at June 30, 2026	32,623	$394,945	$67	$(416,311)	$(21,299)

	Three Months Ended June 30, 2025
	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Income	Deficit	Equity
Balance at March 31, 2025	28,599	$367,387	$41	$(357,210)	$10,218
Net Loss	—	—	—	(9,742)	(9,742)
Foreign currency translation adjustment	—	—	44	—	44
Stock-based compensation	—	504	—	—	504
Vesting of bonus awards	—	14	—	—	14
Shares issued for consultant services	18	60	—	—	60
Balance at June 30, 2025	28,617	$367,965	$85	$(366,952)	$1,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT MOLECULAR DIAGNOSTICS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

(In thousands)

	Six Months Ended June 30, 2026
	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Income	Deficit	Deficit
Balance at December 31, 2025	28,683	$369,211	$86	$(400,761)	$(31,464)
Net Loss	—	—	—	(15,550)	(15,550)
Foreign currency translation adjustment	—	—	(19)	—	(19)
Stock-based compensation	—	1,276	—	—	1,276
Vesting of bonus awards	—	8	—	—	8
Sale of common shares, net of financing costs	3,482	24,645	—	—	24,645
Stock options exercised	4	10	—	—	10
Shares issued upon vesting of RSUs	180	—	—	—	—
Shares issued for consultant services	7	32	—	—	32
Shares withheld related to net share settlement of stock-based awards	(56)	(237)	—	—	(237)
Issuance of common stock upon exercise of pre-funded warrants	323	—	—	—	—
Balance at June 30, 2026	32,623	$394,945	$67	$(416,311)	$(21,299)

	Six Months Ended June 30, 2025
	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Income	Deficit	(Deficit) Equity
Balance at December 31, 2024	17,453	$338,244	$21	$(350,539)	$(12,274)
Net loss	—	—	—	(16,413)	(16,413)
Foreign currency translation adjustment	—	—	64	—	64
Stock-based compensation	—	977	—	—	977
Vesting of bonus awards	—	28	—	—	28
Sale of common shares, net of financing costs	11,146	28,656	—	—	28,656
Shares issued for consultant services	18	60	—	—	60
Balance at June 30, 2025	28,617	$367,965	$85	$(366,952)	$1,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT MOLECULAR DIAGNOSTICS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,550)	$(16,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,296	1,043
Amortization of intangible assets	—	7
Stock-based compensation	1,276	977
Equity compensation for bonus awards and consulting services	40	88
Change in fair value of contingent consideration	(3,634)	3,683
Unrealized foreign currency losses	7	188
Changes in operating assets and liabilities:
Accounts receivable	936	1,101
Inventories	239	(283)
Prepaid expenses and other assets	(140)	(253)
Accounts payable and accrued liabilities	(1,210)	(2,086)
Operating lease assets and liabilities	(167)	(65)
Net cash used in operating activities	(16,907)	(12,013)

CASH FLOWS FROM INVESTING ACTIVITIES:
Machinery and equipment purchases, and construction in progress	(1,392)	(656)
Net cash used in investing activities	(1,392)	(656)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	26,024	29,143
Financing costs to issue common shares	(1,368)	(487)
Proceeds from exercise of stock options	10	—
Taxes paid related to net share settlement of stock-based awards	(237)	—
Repayment of financing lease obligations	(295)	(212)
Net cash provided by financing activities	24,134	28,444

Effect of exchange rate changes on cash and cash equivalents	(26)	(124)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,809	15,651

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING	12,919	10,336
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING	$18,728	$25,987

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$34	$45
Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Machinery and equipment purchases, and construction in progress included in accounts payable and accrued liabilities	$448	$757
Accrued contingent consideration liability payments due	$2	$—
Financing costs to issue common shares in accounts payable and accrued liabilities	$11	$—
Lease assets obtained in exchange for lease liabilities	$—	$274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of the Business

Insight Molecular Diagnostics Inc. (f/k/a Oncocyte Corporation) (“iMDx,” the “Company,” “we,” “our” or “us”), incorporated in 2009 in California, is a pioneering diagnostics technology company. Our mission is to expand access to novel molecular diagnostic testing, most immediately in the transplanted organ rejection testing category. Our current intellectual property portfolio comprises three general areas: 1) organ transplant testing, 2) oncology therapy selection, and 3) oncology therapy monitoring. Within these categories, we have developed or are in the process of developing laboratory developed tests (“LDTs”) that can be run at our Franklin, Tennessee laboratory, kitted research use only (“RUO”) tests, and in vitro diagnostic (“IVD”) kitted clinical tests that can be run by local labs.

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

Liquidity

iMDx has incurred operating losses and negative operating cash flows since its inception and had an accumulated deficit of $416.3 million as of June 30, 2026. iMDx expects to continue to incur operating losses and negative operating cash flows for the foreseeable future. Since its formation, iMDx has financed its operations primarily through the sale of shares of its common stock, convertible preferred stock and warrants to acquire common stock. As of June 30, 2026, iMDx had $17.8 million of cash and cash equivalents and $972,000 in remaining restricted cash that is being released monthly and will be fully reduced by October 2027 (see Note 6, “Office and Facilities Leases – Irvine Office Lease,” for additional information).

On April 5, 2024, the Company entered into a 10-year global strategic partnership agreement with Bio-Rad Laboratories, Inc. (“Bio-Rad”) to collaborate in the development and the commercialization of RUO and IVD kitted transplant products for clinical use. On November 8, 2024, the Company and Bio-Rad entered into a memorandum of understanding with respect to such agreement to establish additional activities to be performed by each party pursuant to such agreement. See Note 10, “Collaborative Arrangements,” for additional information.

On February 12, 2026, the Company consummated a registered direct offering of its securities to certain institutional investors (the “February 2026 Offering”). The gross proceeds from the February 2026 Offering were approximately $26.0 million. After deducting placement agent fees and offering expenses of $1.4 million, the resulting net proceeds were approximately $24.6 million. These net proceeds were inclusive of an investment from Bio-Rad (see Note 9), our aforementioned global strategic partner. The Company is using the net proceeds primarily for general corporate purposes and working capital, including research and development in the transplantation category. See Note 7, “Common Stock – February 2026 Offering,” for additional information.

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

The unavailability or inadequacy of financing or revenues to meet future capital needs could force iMDx to modify, curtail, delay, or suspend some or all aspects of planned operations. Sales of additional equity securities could result in the dilution of the interests of iMDx's current shareholders. iMDx cannot assure that adequate long-term financing will be available on favorable terms, if at all.

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

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the consolidated financial statements are issued. As future revenues and certain variable costs are inherently uncertain, management plans to continue reducing certain cash outflows. Many development costs incurred during the six months ended June 30, 2026 are not expected to re-occur at the same level in future periods. Efforts to improve our cash flows include, but are not limited to, the following: (i) execute capital financings as needed, which may include registered offerings under our effective shelf registration statement on Form S-3, private placements, or other financing arrangements, (ii) continue to re-evaluate investments in our fixed capital and infrastructure, (iii) reduce the use of external consultants and contract resources, (iv) re-evaluate scope and timing of the development of our products, and (v) continue to optimize operating cash burn by materially deferring or limiting the Company’s spending. Management will continue to evaluate liquidity and cash flow forecasts on a quarterly basis and adjust operating plans as needed to maintain sufficient liquidity. Management has concluded that it is probable that our plans will be effectively implemented and that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date of issuance of these consolidated financial statements.

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 31, 2020, with the acquisition of Insight Genetics, Inc. (“IGI”) through a merger with a newly incorporated wholly-owned subsidiary of iMDx (the “IGI Merger”) under the terms of an Agreement and Plan of Merger (the “IGI Merger Agreement”), IGI became a wholly-owned subsidiary of iMDx, and on that date iMDx began consolidating IGI’s operations and results with iMDx’s operations and results. See Note 3, “Business Combinations and Contingent Consideration Liabilities – Acquisition of IGI.”

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

In determining fair value, iMDx utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. As of June 30, 2026 and December 31, 2025, iMDx had no financial assets recorded at fair value on a recurring basis, except for money market funds. These assets are reported as cash equivalents and are measured at fair value using the period-end quoted market prices as a Level 1 input. iMDx's financial liabilities recorded at fair value on a recurring basis include contingent consideration, and are discussed below.

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash, Cash Equivalents and Restricted Cash

iMDx considers all highly liquid securities with original maturities of three months or less when purchased to be cash equivalents. For the periods presented, iMDx’s cash equivalents are comprised of investments in AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper and securities issued or guaranteed by the U.S. government or its agencies. Restricted cash balances, as reported in the consolidated balance sheets, relate to a bank letter of credit required under an office lease arrangement, see Note 6, “Office and Facilities Leases – Irvine Office Lease,” for additional information.

For cash flow reporting purposes, the Company combines the reported balance sheet amounts from cash and cash equivalents with restricted cash (current and noncurrent). Accordingly, as of June 30, 2026 and 2025, the aggregate amount of such ending balances were $18.7 million and $26.0 million, respectively, as presented in the consolidated statements of cash flows.

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

Inventories

Inventories may include raw materials, work-in-process and finished goods and are valued at the lower of cost or net realizable value. The Company capitalizes certain RUO inventory costs in connection with its collaboration arrangement with Bio-Rad to develop and commercialize its GraftAssureIQ RUO kitted tests and eventual GraftAssureDx IVD kitted transplant testing products. See Note 10, “Collaborative Arrangements,” for additional information. The Company analyzes its inventories to determine whether the composition is obsolete or slow-moving. A write-off of specifically identified unusable or obsolete inventory in the period is recognized by considering product expiration dates and scrapped items. During the six months ended June 30, 2026, the Company recorded raw material inventory write-offs in the amount of $123,000. During the year ended December 31, 2025, the Company recorded raw material inventory write-offs in the amount of $22,000. As of June 30, 2026, inventories were comprised of RUO raw materials of $60,000 and RUO finished goods of $147,000. As of December 31, 2025, inventories were comprised of RUO raw materials of $368,000 and finished goods of $78,000.

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

Historically, the Company has entered into agreements to sell certain laboratory equipment. As a result, the Company classified the equipment as held for sale current assets in the consolidated balance sheet, when all the criteria of ASC 360-10 had been met. As of June 30, 2026 and December 31, 2025, the Company had no assets held for sale.

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

The following table presents consolidated revenues by type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Laboratory Services	$218	$494	$250	$2,632
Kitted Products	21	24	21	24
Total	$239	$518	$271	$2,656

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

As of June 30, 2026, and December 31, 2025 and 2024, iMDx had gross accounts receivable from Laboratory Services customers of $173,000, $1.1 million and $1.6 million, respectively.

Allowance for Credit Losses

iMDx establishes an allowance for credit losses based on the evaluation of the collectability of its Laboratory Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial condition, reasonable and supportable forecast that affect the collectability of the reported amount, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. iMDx continuously monitors collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the credit loss reserve accounts. As of June 30, 2026, and December 31, 2025 and 2024, iMDx had an allowance for credit losses of $2,000, $11,000 and $16,000, respectively, related to Laboratory Services.

Kitted Products

Revenues recognized include our GraftAssureIQ RUO kitted tests, which are clearly labeled and intended for research purposes. GraftAssureIQ is a transplant monitoring assay to measure the donor-derived cell-free DNA (“dd-cfDNA”) molecular biomarker. iMDx recognizes revenue to depict the transfer of goods to a customer at an amount that reflects the consideration which it expects to receive for providing those goods. As of June 30, 2026, and December 31, 2025 and 2024, iMDx had gross accounts receivable from Kitted Products customers of $21,000, zero and zero, respectively. As of June 30, 2026, and December 31, 2025 and 2024, iMDx had an allowance for credit losses of zero in all periods, related to Kitted Products. See Note 10, “Collaborative Arrangements,” for additional Kitted Products information.

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

Disaggregation of Revenues and Concentrations of Credit Risk

The following table presents the percentage of consolidated revenues by type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Laboratory Services	91%	95%	92%	99%
Kitted Products	9%	5%	8%	1%
Total	100%	100%	100%	100%

The following table presents the percentage of consolidated revenues generated by unaffiliated customers, based on the respective periods presented, that individually represented greater than ten percent of consolidated revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Company A	91%	95%	92%	99%
Company B	*	*	*	*

* Less than 10%

The following table presents the percentage of consolidated revenues attributable to geographical locations, based on country of domicile:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	91%	95%	92%	99%
Outside of the United States	9%	5%	8%	1%
Total	100%	100%	100%	100%

See Note 11, “Segment Reporting,” for additional information about geographical revenues and long-lived assets.

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

One customer individually represented approximately 89% of accounts receivable as of June 30, 2026. One customer individually represented approximately 100% of accounts receivable as of December 31, 2025. No other customers individually represented greater than ten percent of total accounts receivable.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

One vendor individually represented approximately 51% of accounts payable as of June 30, 2026. Two vendors individually represented approximately 50% and 10% of accounts payable as of December 31, 2025. No other vendors individually represented greater than ten percent of total accounts payable.

One vendor individually accounted for approximately 12% of purchases for the six months ended June 30, 2026. Two vendors individually accounted for approximately 11% and 10% of purchases for the six months ended June 30, 2025. No other vendors individually represented greater than ten percent of total purchases.

The Company has a concentration in the volume of business transacted with Bio-Rad, its global strategic partner. In 2024, the Company entered into an agreement with Bio-Rad to collaborate in the development and the commercialization of RUO and IVD kitted transplant products using Bio-Rad’s ddPCR instruments and reagents, pursuant to which it is dependent on Bio-Rad with respect to many of its ongoing operations and future target performance. In addition, Bio-Rad is a significant investor in the Company's common stock. See Note 9, “Related Party Transactions” and Note 10, “Collaborative Arrangements,” for additional information.

Cost of Revenues

Cost of revenues generally consists of cost of materials, direct labor including benefits, bonus and stock-based compensation, equipment and infrastructure expenses, clinical sample related costs associated with performing Laboratory Services, providing deliverables according to our licensing agreements, license fees due to third-parties, and Kitted Products inventory costs (see “Inventories” above) and royalties based on net product sales. Infrastructure expenses include depreciation and amortization of laboratory equipment, allocated rent costs, leasehold improvements, and allocated information technology costs for operations at iMDx’s CLIA-certified laboratory in Tennessee. Costs associated with generating service revenue are recorded as the tests or services are performed regardless of whether revenue was recognized. Royalties or revenue share payments for licensed technology calculated as a percentage of revenues generated using the associated technology, or from product sales, are recorded as expenses at the time the related revenues are recognized. Certain cost of revenues are attributed to our global strategic collaboration arrangement with Bio-Rad for commercializing our kitted test products. See Note 10, “Collaborative Arrangements,” for additional information.

Research and Development Expenses

Research and development expenses are comprised of costs incurred to develop technology, which include salaries and benefits, stock-based compensation, laboratory expenses (including reagents and supplies used in research and development laboratory work), consumed kitted products, clinical trial expenses, infrastructure expenses (including depreciation and amortization expenses, and allocated facility occupancy costs), and contract services and other outside costs. Indirect research and development expenses are allocated primarily based on headcount, as applicable, and include rent and utilities, common area maintenance, telecommunications, property taxes and insurance. Research and development costs are expensed as incurred. Certain research and development expenses are attributed to our global strategic collaboration arrangement with Bio-Rad for commercializing our kitted test products. See Note 10, “Collaborative Arrangements,” for additional information.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs and related benefits, including stock-based compensation, trade show expenses, branding and positioning expenses, free kitted products, travel expenses, and consulting fees. Sales and marketing expenses also include indirect expenses for applicable overhead allocated based on headcount, and include allocated costs for rent and utilities, common area maintenance, depreciation and amortization expenses, telecommunications, property taxes and insurance. During the three months ended June 30, 2026 and 2025, iMDx’s total advertising expenses were $263,000 and $166,000, respectively. During the six months ended June 30, 2026 and 2025, iMDx’s total advertising expenses were $398,000 and $257,000, respectively. Certain sales and marketing expenses are attributed to our global strategic collaboration arrangement with Bio-Rad for commercializing our kitted test products. See Note 10, “Collaborative Arrangements,” for additional information.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and related benefits, including stock-based compensation, for executive and corporate personnel, professional and consulting fees, travel expenses, rent and utilities, common area maintenance, depreciation and amortization expenses, telecommunications, property taxes and insurance. Certain general and administrative expenses are attributed to our global strategic collaboration arrangement with Bio-Rad for commercializing our kitted test products. See Note 10, “Collaborative Arrangements,” for additional information.

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

Retirement Plan

iMDx has an employee savings and retirement plan under Section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan in which eligible employees may elect to have a percentage of their compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. During the three months ended June 30, 2026 and 2025, iMDx’s total contributions to the plan were $113,000 and $84,000, respectively. During the six months ended June 30, 2026 and 2025, iMDx’s total contributions to the plan were $221,000 and $161,000, respectively.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Collaborative Arrangements

The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements, which includes determining whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. To the extent that the arrangement falls within the scope of ASC 808, the Company assesses whether the payments between the Company and its collaboration partner fall within the scope of other accounting literature. If the Company concludes that payments from the collaboration partner to the Company would represent consideration from a customer, the Company accounts for those payments within the scope of ASC 606. However, if the Company concludes that its collaboration partner is not a customer for certain activities and associated payments, the Company presents such payments as a reduction of the related expense, based on where the Company presents the underlying expense. See Note 10 for additional information.

Foreign Currency Gains and Losses

Foreign currency gains and losses primarily relate to our Chronix subsidiary in Germany, where the local currency is the functional currency. Assets and liabilities are translated from the foreign currency into U.S. dollars at the exchange rates in effect at the balance sheet date, while income and expenses are translated at the weighted average exchange rates for the period. The net effects of translating the foreign currency financial statements are included in the consolidated shareholders’ (deficit) equity as a component of accumulated other comprehensive income or loss. Gains and losses for all transactions denominated in a currency other than the U.S. dollar are recognized in the period incurred and included in the consolidated statements of operations as a component of other income or expense. During the three months ended June 30, 2026 and 2025, iMDx recognized a $16,000 foreign currency loss and a $150,000 foreign currency loss, respectively, in the consolidated statements of operations. During the six months ended June 30, 2026 and 2025, iMDx recognized an $11,000 foreign currency loss and a $187,000 foreign currency loss, respectively, in the consolidated statements of operations.

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

iMDx did not record any provision or benefit for income taxes for the three and six months ended June 30, 2026 and 2025, as iMDx had a full valuation allowance for the periods presented.

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. iMDx will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2026 and December 31, 2025. iMDx is not aware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation as of June 30, 2026. iMDx is currently unaware of any tax issues under review. As of June 30, 2026 and December 31, 2025, iMDx had unrecognized tax benefits totaling $1.6 million.

On July 4, 2025, the U.S. enacted H.R. 1, “A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14,” commonly referred to as the One Big Beautiful Bill. Changes in tax laws may affect recorded deferred tax assets and deferred tax liabilities and iMDx’s effective tax rate in the future. iMDx continues to evaluate the impacts the new legislation will have on the consolidated financial statements. As a result of the enactment of H.R. 1, iMDx expects an impact to the deferred tax asset related to the full expensing of domestic research and experimental expenditures in 2025 and 2026. iMDx does not expect this change to result in any material impact to its overall tax expense.

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

Net Loss Per Common Share

Basic loss per share is computed by dividing the net loss applicable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Basic weighted average shares outstanding includes the effects of pre-funded warrants that were issued in April 2024, February 2025 and February 2026 (see Note 7, “Pre-Funded Warrants,” for additional information). Diluted loss per share is computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method or the if-converted method, as applicable. Potential common shares are excluded from the computation if their effect is antidilutive.

For the three and six months ended June 30, 2026 and 2025, all common stock equivalents are antidilutive because iMDx reported a net loss. The following table presents the antidilutive potential common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Antidilutive potential common shares excluded from the computation of diluted net loss per common share:
Stock options	2,314	1,084	2,314	1,084
RSUs	761	792	761	792
Warrants	573	761	573	761
Total	3,648	2,637	3,648	2,637

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for internal-use software costs. The amendments in this Update remove all references to prescriptive and sequential software development stages (referred to as “project stages”). Therefore, an entity is required to start capitalizing software costs when both of the following occur: 1) management has authorized and committed to funding the software project, and 2) it is probable that the project will be completed and the software will be used to perform the function intended (the “probable-to-complete recognition threshold”). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. In addition, the amendments supersede the website development costs guidance and incorporate the recognition requirements for website-specific development costs from Subtopic 350-50 into Subtopic 350-40. The Company will adopt this new standard on January 1, 2028. Management has determined that the adoption of this new standard will not have a material impact on the Company’s consolidated balance sheets and consolidated statements of operations, comprehensive loss, shareholders' (deficit) equity and cash flows, and related disclosures.

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

The fair value of the contingent consideration after the IGI Merger Date is reassessed by iMDx as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in iMDx’s consolidated statements of operations. Since December 2023, Milestone 1 and Royalty 2 (Laboratory Services) are not expected to be paid and are excluded from the current fair value. Since December 2025, Royalty 1 (DetermaIO) is not expected to be paid and is excluded from the current fair value. During 2026, based on iMDx’s reassessment of significant assumptions, there was a decrease of approximately $152,000 to the fair value of the contingent consideration primarily attributable to revised estimates of the possible future payouts and, accordingly, this amount was recorded as a change in fair value of contingent consideration in the consolidated statement of operations for the six months ended June 30, 2026.

iMDx uses a discounted cash flow valuation technique to determine the fair value of its Level 3 contingent consideration liabilities. The significant unobservable inputs used in IGI’s contingent consideration valuation on June 30, 2026, included: (i) a discount period, based on the expected Milestone payment dates, ranging from 2.2 years to 2.4 years, (ii) a discount rate of 13.8%, and (iii) a management probability estimate of 25% to 50%. The significant unobservable inputs used in IGI’s contingent consideration valuation on June 30, 2025, included: (i) a discount period, based on the expected Milestone payment dates, ranging from 1.7 years to 7.3 years, (ii) a discount rate of 12.6% to 12.9%, and (iii) a management probability estimate of 25% to 50%. Changes to significant unobservable inputs to different amounts could result in a significantly higher or lower fair value measurement at the reporting date.

The following tables reflect the activity for the IGI contingent consideration measured at fair value using Level 3 inputs:

Fair Value
(In thousands)
Balance at December 31, 2024	$2,593
Change in estimated fair value	(73)
Balance at June 30, 2025	$2,520

Balance at December 31, 2025	$1,807
Change in estimated fair value	(152)
Balance at June 30, 2026	$1,655

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

The fair value of the Chronix contingent consideration after the Chronix Merger Date is reassessed by iMDx as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in iMDx’s consolidated statements of operations. During 2026, based on iMDx’s reassessment of significant assumptions, there was a decrease of approximately $3.5 million to the fair value of the contingent consideration primarily attributable to revised estimates of the possible future payouts and, accordingly, this amount was recorded as a change in fair value of contingent consideration in the consolidated statement of operations for the six months ended June 30, 2026.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

iMDx uses a discounted cash flow valuation technique to determine the fair value of its Level 3 contingent consideration liabilities. The significant unobservable inputs used in Chronix’s contingent consideration valuation on June 30, 2026, included: (i) a discount period, based on the related patent expiration dates, ranging from 8.3 years to 9.2 years, (ii) a discount rate of 13.6% to 14.1%, and (iii) a payout percentage of 10% based on the earnout provision. The significant unobservable inputs used in Chronix’s contingent consideration valuation on June 30, 2025, included: (i) a discount period, based on the related patent expiration dates, ranging from 9.3 years to 10.2 years, (ii) a discount rate of 12.6% to 13.2%, and (iii) a payout percentage of 10% based on the earnout provision. Changes to significant unobservable inputs to different amounts could result in a significantly higher or lower fair value measurement at the reporting date.

The following tables reflect the activity for the Chronix contingent consideration measured at fair value using Level 3 inputs:

Fair Value
(In thousands)
Balance at December 31, 2024	$35,346
Earnout payments/accruals	—
Change in estimated fair value	3,756
Balance at June 30, 2025	$39,102

Balance at December 31, 2025	$42,076
Earnout payments/accruals	(2)
Change in estimated fair value	(3,482)
Balance at June 30, 2026	$38,592

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

4. Property and Equipment, Net

Right-of-use (“ROU”) operating and financing lease assets, net, machinery and equipment, net, and construction in progress were as follows:

	June 30, 2026	December 31, 2025
	(In thousands)
ROU operating and financing lease assets	$5,623	$5,623
Accumulated amortization	(3,526)	(2,808)
Total, net (Note 6)	$2,097	$2,815

Machinery, equipment and leasehold improvements	$13,575	$12,516
Accumulated depreciation and amortization	(7,828)	(6,846)
Subtotal, net	5,747	5,670
Construction in progress	257	765
Total, net	$6,004	$6,435

ROU financing lease assets, machinery, equipment and leasehold improvements total depreciation and amortization expense amounted to $665,000 and $559,000 for the three months ended June 30, 2026 and 2025, respectively, and $1.3 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively. Additionally, ROU operating lease cost expense, based on the capitalized lease cost as presented in the table above, was approximately $404,000 and $279,000 for the six months ended June 30, 2026 and 2025, respectively (see Note 6, “Commitments and Contingencies – Operating and Financing Leases,” for additional disclosure information).

INSIGHT MOLECULAR DIAGNOSTICS INC.

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

The significant unobservable inputs used related to DetermaIO and DetermaCNI as of December 31, 2025, included: (i) a discount period of 15.0 years, based on the long range plan forecast, and (ii) a discount rate of 29.0%, as well as certain assumptions about future cash flows in the related long range plan forecast. This valuation approach yielded a fair value of zero for both DetermaIO and DetermaCNI as of December 31, 2025. See Note 2, “Intangible Assets,” for additional IPR&D information.

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

6. Commitments and Contingencies

Office and Facilities Leases

Irvine Office Lease

On December 23, 2019, iMDx and Cushing Ventures, LLC (“Landlord”) entered into an Office Lease Agreement (the “Irvine Lease”) of a building containing approximately 26,800 square feet of rentable space located at 15 Cushing in Irvine, California (the “Premises”) that served as iMDx’s principal executive and administrative offices until June 2025 (see “Nashville Area Office and Facilities Leases” below). The Irvine Lease has a term of 89 calendar months (the “Term”), which commenced on June 1, 2020 (the “Commencement Date”) and will end on October 31, 2027. iMDx agreed to pay base monthly rent in the amount of $61,640 during the first 12 months of the Term. Base monthly rent increases annually, over the base monthly rent then in effect, by 3.5%. In June 2025, in connection with the Subtenant's (as defined below under the caption "Irvine Office Sublease") full usage of, and iMDx's exit of, the Premises, iMDx performed a recoverability test of the remaining lease related assets. Such lease asset group carrying amount was compared to the total undiscounted future expected cash flows from the sublease income, which resulted in no impairment.

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

To obtain the letter of credit, iMDx has provided the issuing bank with a restricted cash deposit that the bank will hold to cover its obligation to pay any draws on the letter of credit by the lessor. The restricted cash may not be used for any other purpose. Corresponding to the Letter of Credit Amount, iMDx has reflected $972,000 as the total remaining current and noncurrent restricted cash balances in the accompanying consolidated balance sheet as of June 30, 2026. The total restricted cash balance in the accompanying consolidated balance sheet as of December 31, 2025 was $1.3 million.

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Nashville Area Office and Facilities Leases

iMDx operates a CLIA-certified laboratory and office space located in the Nashville, Tennessee area under multiple lease arrangements. Since June 2025, iMDx's Nashville location also serves as our principal executive and administrative offices. iMDx maintains an aggregate of 12,881 square feet of rentable space in the Nashville area. Lab space represents approximately 6,586 square feet of the total rentable space in the Nashville area.

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

Germany Office and Facilities Leases

iMDx operates a research and development laboratory and office space located in Göttingen, Germany. In August 2025, iMDx added a new lease agreement to expand our Germany laboratory and office space. With the new lease, iMDx maintains an aggregate of 3,455 square feet of rentable space in Germany. Lab space represents approximately 2,077 square feet of the total rentable space in Germany. The new lease agreement has an initial term of 60 months, which commenced on October 1, 2025 and will end in September 2030. iMDx has the option to renew the term for two additional three year periods. iMDx agreed to pay an aggregate base monthly rent in the approximate amount of $7,158 over the full 60 month term. Base rent may increase or decrease based on the German consumer price index annual rate of change. Any adjustments to the base rent in subsequent years will be recognized in operations as variable lease payments.

The office and facilities leases discussed above are operating leases under ASC 842. The tables below provide the amounts recorded in connection with the application of ASC 842 for iMDx’s operating leases (see Note 2, “Leases,” for additional policy information).

Financing Leases

iMDx has various financing leases for certain laboratory and other equipment. iMDx’s financing lease obligations are collateralized by the equipment financed under the lease schedules. The tables below provide the amounts recorded in connection with the application of ASC 842 for iMDx’s financing leases (see Note 2, “Leases,” for additional policy information).

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating and Financing Leases

The following table presents supplemental balance sheet information related to operating and financing leases:

	June 30, 2026	December 31, 2025
	(In thousands)
Operating leases
ROU assets, net	$1,298	$1,707

Lease liabilities, current	$1,108	$1,180
Lease liabilities, noncurrent	571	1,079
Total operating lease liabilities	$1,679	$2,259

Financing leases
ROU machinery and equipment	$1,980	$1,980
ROU accumulated amortization	(1,181)	(872)
ROU machinery and equipment, net	$799	$1,108

Lease liabilities, current	$524	$551
Lease liabilities, noncurrent	242	509
Total financing lease liabilities	$766	$1,060

Weighted average remaining lease term:
Operating lease	1.9 years	2.2 years
Financing lease	2.0 years	2.0 years

Weighted average discount rate:
Operating lease	9.55%	9.59%
Financing lease	7.97%	7.97%

Future minimum lease commitments are as follows:

	Operating	Financing
	Leases	Leases
	(In thousands)
Year Ending December 31,
2026	$675	$278
2027	855	404
2028	144	116
2029	83	6
2030	63	—
Total minimum lease payments	1,820	804
Less amounts representing interest	(141)	(38)
Present value of net minimum lease payments	$1,679	$766

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents supplemental cash flow information related to operating and financing leases:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$665	$567
Operating cash flows from financing leases	$34	$45
Financing cash flows from financing leases	$295	$212

The Company incurred total operating lease cost, including short-term lease expense, of $98,000 and $131,000, which was net of sublease income of $234,000 and $114,000, for the three months ended June 30, 2026 and 2025, respectively. The Company incurred total operating lease cost, including short-term lease expense, of $141,000 and $269,000, which was net of sublease income of $469,000 and $228,000, for the six months ended June 30, 2026 and 2025, respectively.

Financing lease amortization expense amounted to $154,000 and $110,000 for the three months ended June 30, 2026 and 2025, respectively, and $309,000 and $220,000 for the six months ended June 30, 2026 and 2025, respectively.

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

Tax Filings

iMDx tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Management believes iMDx has adequately provided for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be significantly different than the amounts recorded in the consolidated financial statements. See Note 2, “Income Taxes,” for additional information.

Employment Contracts

iMDx has entered into employment and severance benefit contracts with certain executive officers. Under the provisions of the contracts, iMDx may be required to incur severance obligations for matters relating to changes in control, as defined in the respective contracts, and certain terminations of executives. As of June 30, 2026 and December 31, 2025, iMDx accrued approximately $2.3 million in severance obligations for certain executive officers, in accordance with the severance benefit provisions of their respective employment and severance benefit agreements, primarily related to iMDx’s acquisition of Chronix in 2021. For the periods presented, management has included $2.3 million of the accrued severance obligations related to the Chronix acquisition as contingent consideration in the consolidated balance sheets under contingent consideration liabilities, current and noncurrent. See Note 3, “Business Combinations and Contingent Consideration – Acquisition of Chronix,” for additional information.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Indemnification

In the normal course of business, iMDx may provide indemnification of varying scope under iMDx’s agreements with other companies or consultants, typically iMDx’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, iMDx will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of iMDx’s diagnostic tests. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to iMDx’s diagnostic tests. iMDx’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from iMDx’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or license agreement to which they relate. iMDx periodically enters into underwriting and securities sales agreements with broker-dealers in connection with the offer and sale of iMDx securities. The terms of those underwriting and securities sales agreements include indemnification provisions pursuant to which iMDx agrees to indemnify the broker-dealers from certain liabilities, including liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”), in connection with the offer and sale of iMDx securities. The potential future payments iMDx could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, iMDx has not been subject to any claims or demands for indemnification. iMDx also maintains various liability insurance policies that limit iMDx’s financial exposure. As a result, iMDx management believes that the fair value of these indemnification agreements is minimal. Accordingly, iMDx has not recorded any liabilities for these agreements as of June 30, 2026 and December 31, 2025.

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

7. Shareholders’ (Deficit) Equity

Preferred Stock

As of June 30, 2026 and December 31, 2025, iMDx had 5,000,000 shares of preferred stock, no-par value, authorized. As of June 30, 2026 and December 31, 2025, iMDx had no shares of preferred stock issued and outstanding.

Common Stock

As of June 30, 2026 and December 31, 2025, iMDx had 230,000,000 shares of common stock, no-par value, authorized. As of June 30, 2026 and December 31, 2025, iMDx had 32,622,884 and 28,682,844 shares of common stock issued and outstanding, respectively.

February 2025 Offering

On February 10, 2025, the Company consummated a private placement of its securities to certain institutional investors for the issuance and sale of 7,536,706 shares of the Company's common stock and pre-funded warrants to purchase 3,069,926 shares of the Company's common stock, with an exercise price of $0.0001 per share (the “February 2025 Offering”). The purchase price for one common share was $2.05, and the purchase price for one pre-funded warrant was $2.05. Certain officers of the Company subscribed for 109,756 of the shares of common stock sold in the private placement, at a purchase price of $2.05 per share (see Note 9). The related securities purchase agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and the investors, including for liabilities under the Securities Act, other obligations of the parties and termination provisions.

A holder of the pre-funded warrants may not exercise any portion of such holder’s pre-funded warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of common stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of June 30, 2026, none of the February 2025 Offering pre-funded warrants have been exercised.

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

The pre-funded warrants may be exercised at any time until exercised in full, except that a holder (together with its affiliates) will not be entitled to exercise any portion of any pre-funded warrant, which, upon giving effect to such exercise would cause the aggregate number of shares of the Company’s common stock beneficially owned by the holder (together with its affiliates) to exceed 4.99% (or, upon election of the holder, 9.99%) of the number of shares of common stock outstanding immediately prior to or after giving effect to the exercise, subject to such holder’s rights under the pre-funded warrants to increase or decrease such percentage to another percentage not in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants upon at least 61 days’ prior notice from such holder to the Company. As of June 30, 2026, 323,058 of the February 2026 Offering pre-funded warrants have been exercised, while 720,420 remain unexercised.

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

Unregistered Restricted Stock Issuance

During the three and six months ended June 30, 2026, the Company issued 2,128 and 6,764 shares, respectively, of restricted common stock for a total fair value of $8,000 and $32,000, respectively, in connection with an ongoing investor relations consulting service arrangement. During the three and six months ended June 30, 2025, no such shares were issued.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Purchase Warrants

As of June 30, 2026 and December 31, 2025, iMDx had common stock purchase warrants issued and outstanding of 573,249 and 760,866, respectively. During the six months ended June 30, 2026, no warrants were exercised or expired. During the six months ended June 30, 2026, the Company repurchased 187,617 warrants from certain investors for $1,000, accordingly, such repurchased warrants were cancelled, terminated in full and rendered null and void and provide no further rights to acquire common stock of the Company (see Note 9, “Financing Transactions,” for additional information). As of June 30, 2026, the outstanding warrants had exercise prices ranging from $30.60 to $109.20 per share, are set to expire on various dates ranging from February 2027 to October 2029 and have a weighted average remaining life of 0.82 years. Certain warrants have “cashless exercise” provisions meaning that the value of a portion of warrant shares may be used to pay the exercise price rather than payment in cash, which may be exercised under any circumstances in the case of the Bank Warrants discussed below or, in the case of certain other warrants, only if a registration statement for the warrants and underlying shares of common stock is not effective under the Securities Act or a prospectus in the registration statement is not available for the issuance of shares upon the exercise of the warrants. All of the outstanding warrants meet the equity classification criteria and have been classified as equity, see Note 2, “Accounting for Warrants,” for additional information. The common stock purchase warrants described hereunder do not include pre-funded warrants (see “Pre-Funded Warrants” below).

Bank Warrants

In connection with a loan that matured in September 2022 from Silicon Valley Bank (the “Bank”), in February 2017, iMDx issued common stock purchase warrants to the Bank (the “2017 Bank Warrants”). The Bank was issued warrants to purchase 412 shares of iMDx common stock at an exercise price of $97.00 per share, through February 21, 2027. In March 2017, the Bank was issued warrants to purchase an additional 366 shares at an exercise price of $109.20 per share, through March 23, 2027. In October 2019, iMDx issued a common stock purchase warrant to the Bank (the “2019 Bank Warrant”) entitling the Bank to purchase 4,928 shares of iMDx common stock at an exercise price of $33.80 per share, through October 17, 2029. The Bank may elect to exercise the 2017 Bank Warrants and the 2019 Bank Warrant on a “cashless exercise” basis and receive a number of shares determined by multiplying the number of shares for which the Bank Warrant is being exercised by (A) the excess of the fair market value of the common stock over the applicable Warrant Price, divided by (B) the fair market value of the common stock. The fair market value of the common stock will be the last closing or sale price on a national securities exchange, interdealer quotation system, or over-the-counter market. These warrants meet the equity classification criteria and have been classified as equity. As of June 30, 2026, no Bank Warrants have been exercised.

Pre-Funded Warrants

In connection with an April 2024 offering (see Note 9, “Related Party Transactions – Financing Transactions”), the Company issued pre-funded warrants to purchase 342,888 shares of common stock. In connection with the February 2025 Offering, the Company issued additional pre-funded warrants to purchase 3,069,926 shares of common stock. In connection with the February 2026 Offering, the Company issued additional pre-funded warrants to purchase 1,043,478 shares of common stock. As of June 30, 2026, 323,058 of the February 2026 Offering pre-funded warrants have been exercised. See additional information under the caption “Common Stock” above. For accounting purposes, the pre-funded warrants are equity-classified, contain no contingencies to exercise and are therefore considered outstanding for purposes of calculating basic earnings per share (see Note 2, “Net Loss Per Common Share”).

8. Stock-Based Compensation

Equity Incentive Plan

In August 2018, iMDx shareholders approved an Equity Incentive Plan to replace the 2010 Stock Option Plan (the “2010 Plan”) and in October 2024, iMDx shareholders approved an amendment and restatement of such Equity Incentive Plan (as amended and restated, the “2018 Incentive Plan”). The 2018 Incentive Plan will expire on July 2, 2028. In initially adopting the 2018 Incentive Plan, iMDx terminated the 2010 Plan and ceased to grant any additional stock options or sell any stock under restricted stock purchase agreements under the 2010 Plan; however, stock options issued under the 2010 Plan continue in effect in accordance with their terms and the terms of the 2010 Plan until the exercise or expiration of the individual options. Total remaining stock options outstanding under the 2010 Plan as of June 30, 2026 and December 31, 2025, were 3,652 and 5,652, respectively.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026, 5,810,000 aggregate shares of common stock have been reserved for issuance under the equity incentive plans for the grant of stock options or the sale of restricted stock or for the settlement of RSUs. iMDx may also grant stock appreciation rights under the 2018 Incentive Plan. Upon the exercise of stock options, the issuance of RSAs, or the delivery of shares pursuant to vested RSUs or performance-based restricted stock units (“PSUs”), it is iMDx’s policy to issue new shares of common stock. The Board may amend or modify the 2018 Incentive Plan at any time, subject to any required shareholder approval. Shares available for grant under the 2018 Incentive Plan as of June 30, 2026 and December 31, 2025, were 2,122,030 and 528,200, respectively. On June 11, 2026, iMDx shareholders approved an amendment to the 2018 Incentive Plan to provide for an additional 1,750,000 shares of common stock to be available for the issuance of equity awards thereunder.

Plan Activity

A summary of iMDx’s 2010 Plan and 2018 Incentive Plan activity and related information follows:

	Options				Nonvested RSUs
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average amounts)
Balance at December 31, 2025	2,251	$7.11	8.92 years	$8,537	852	$3.03
Awards granted	69	$6.20			89	$5.47
Options exercised	(4)	$2.86		$11	n/a	n/a
RSUs vested	n/a	n/a			(180)	$3.15
Options forfeited/expired	(2)	$57.28			n/a	n/a
RSUs forfeited	n/a	n/a			—	$—
Balance at June 30, 2026	2,314	$7.03	8.47 years	$5,363	761	$3.30
Options vested and expected to vest at June 30, 2026	2,314	$7.03	8.47 years	$5,363
Options exercisable at June 30, 2026	669	$15.93	7.01 years	$1,208
Stock-based compensation expense for the period	$751				$525
Unrecognized stock-based compensation expense	$3,422				$1,891
Weighted average remaining recognition period	2.18 years				2.17 years

Option Awards

During the six months ended June 30, 2026, the Company granted 68,743 total stock options with a weighted average grant date fair value of $4.71 per option. During the six months ended June 30, 2025, the Company granted 20,000 total stock options with a weighted average grant date fair value of $2.63 per option. The assumptions used to calculate the Black-Scholes grant date fair value for such time-based awards were as follows:

	Six Months Ended June 30,
	2026	2025
Expected life	5.86 years	6.18 years
Risk-free interest rates	4.37%	4.15%
Volatility	90.48%	103.71%
Dividend yield	0%	0%

RSU Awards

The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2026 was $5.47 per unit. The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2025 was $3.16 per unit. The aggregate fair value of RSUs vested during the six months ended June 30, 2026 and 2025, was $759,000 and $60,000, respectively.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2025, the Company issued 17,761 shares of common stock from the 2018 Incentive Plan under immediate vest RSU awards in connection with two ongoing investor relations consulting service arrangements for a total fair value of $60,000. No such shares were issued during the six months ended June 30, 2026. During 2026, the Company issued additional restricted shares to one these consulting firms under unregistered restricted stock arrangements, refer to Note 7, “Common Stock – Unregistered Restricted Stock Issuance,” for additional information.

In October 2024, the Company awarded 100,000 PSUs with market-based and service-based vesting conditions, and a grant date market price of $3.05 to a Company executive. Vesting is subject to continuous service as an employee of iMDx or a subsidiary thereof from hire date through the applicable vesting date, and shall performance vest as follows: (i) 50% will vest upon the Company’s achievement of an aggregate market value of voting and non-voting common equity held by non-affiliates of the Company of $75.0 million or more, such that the Company is no longer subject to the “Baby Shelf Rules” of Form S-3, and (ii) 50% will vest upon the Company’s achievement of a market capitalization of $200.0 million, which shall be determined based on the 30-day volume weighted average price of the common stock measured as of the end of each full calendar month following the date of grant. No units will vest prior to June 20, 2025, and any units that are not performance vested on December 31, 2026 shall automatically be forfeited. The fair value of such award was estimated using the Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the expected period to achievement of the market conditions. The grant date fair value and associated compensation cost of the market-based award reflect the probability of the market condition being achieved, and the Company will recognize this compensation cost regardless of the actual achievement of the market-based conditions. Assumptions utilized in connection with the Monte Carlo valuation technique included: estimated risk-free interest rate of 3.93 percent; term of 2.2 years; expected volatility of 90.0 percent; and expected dividend yield of 0 percent. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments. Based on the two described performance vesting conditions, the grant date fair values were $2.03 and $1.43, respectively, amounting to a total fair value of $173,000. On October 31, 2025, 50,000 PSUs vested based on the achievement of an aggregate market value of common equity held by non-affiliates of $75.0 million or more, as described above. As of June 30, 2026, no additional awards have vested.

Stock-Based Compensation Expense

iMDx recorded stock-based compensation expense in the following categories on the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Cost of revenues	$—	$—	$—	$—
Research and development	179	173	338	368
Sales and marketing	61	42	119	80
General and administrative	421	289	819	529
Total	$661	$504	$1,276	$977

Total unrecognized stock-based compensation expense as of June 30, 2026 was $5.3 million, which will be amortized over a weighted average remaining recognition period of 2.18 years.

Other Information

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If iMDx had made different assumptions, its stock-based compensation expense and results for the periods presented may have been significantly different. See Note 2, “Stock-Based Compensation,” for additional information.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Related Party Transactions

Financing Transactions

On April 13, 2022, iMDx entered into an underwriting agreement pursuant to which the Company agreed to issue and sell certain shares of common stock and warrants to purchase common stock (“April 2022 Warrants”). The April 2022 Warrants have an exercise price of $30.60 per share and will expire on April 19, 2027. Pursuant to the underwritten offering, Broadwood Partners, L.P. (“Broadwood”) acquired from us (i) 261,032 shares of common stock, and (ii) 300,187 April 2022 Warrants to purchase up to 150,093 shares of common stock. However, the total number of shares of common stock that Broadwood purchased in the underwritten offering was 300,187, of which 39,154 existing shares were acquired by the underwriters in the open market and re-sold to Broadwood. Pura Vida Investments, LLC (“Pura Vida”) acquired from us (i) 249,204 shares of common stock, and (ii) 286,585 April 2022 Warrants to purchase up to 143,292 shares of common stock. However, the total number of shares of common stock that Pura Vida purchased in the underwritten offering was 286,585, of which 37,380 existing shares were acquired by the underwriters in the open market and re-sold to Pura Vida. In addition, entities affiliated with AWM Investment Company, Inc. (“AWM”) acquired from us April 2022 Warrants to purchase up to 187,617 shares of common stock, however during the quarter ended June 30, 2026, the Company repurchased and cancelled all such warrants. See Note 7, “Common Stock Purchase Warrants,” for additional information.

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

On April 15, 2024, iMDx consummated a private placement of its securities to certain investors, including Broadwood, entities affiliated with AWM, Bio-Rad, and certain individuals, including iMDx's Chairman, Andrew Arno, for the issuance and sale of 5,076,900 shares of its common stock and pre-funded warrants to purchase 342,888 shares of its common stock. The purchase price for one share of common stock was $2.9164, and the purchase price for one pre-funded warrant was $2.9163. Insiders subscribed for 42,373 of the shares of common stock sold in the private placement, at a purchase price of $2.95 per share of common stock, which amount reflected the final closing price of the common stock on Nasdaq on the last trading day immediately prior to pricing. Broadwood purchased 2,420,000 shares of common stock for $7,057,688, entities affiliated with AWM purchased 342,889 shares of common stock and 342,888 pre-funded warrants for $2,000,000, and Bio-Rad purchased 1,200,109 shares of common stock for $3,499,998 (see “Bio-Rad Transactions” below). Mr. Arno purchased 33,898 shares of common stock for $100,000. As of June 30, 2026, none of the April 2024 pre-funded warrants have been exercised.

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 10, 2025, iMDx consummated the February 2025 Offering involving certain investors, including Broadwood, Bio-Rad, entities affiliated with AWM, Unterberg and certain affiliated parties, Patrick W. Smith, and certain other individuals, including iMDx's Chief Financial Officer, Andrea James, and Chief Science Officer, Ekkehard Schütz. The gross proceeds from the February 2025 Offering were approximately $29.1 million. Officers of the Company subscribed for 109,756 of the shares of common stock in the aggregate sold in the February 2025 Offering, at a purchase price of $2.05 per share of common stock. Broadwood purchased 5,165,695 shares of common stock for approximately $10,590,000, Bio-Rad purchased 1,253,134 shares of common stock for approximately $2,569,000, entities affiliated with AWM purchased 2,052,026 shares of common stock and pre-funded warrants to purchase up to 3,069,926 shares of common stock for approximately $10,500,000, Unterberg and its affiliated parties purchased 73,169 shares of common stock for $150,000, and Patrick W. Smith purchased 1,463,414 shares of common stock for $3,000,000. Ms. James purchased 97,561 shares of common stock for $200,000 and Mr. Schütz purchased 12,195 shares of common stock for $25,000. As of June 30, 2026, none of the February 2025 Offering pre-funded warrants have been exercised. See Note 7, “Common Stock – February 2025 Offering,” for additional information.

On February 12, 2026, iMDx consummated the February 2026 Offering involving certain investors, including Broadwood, Bio-Rad, and entities affiliated with AWM. The gross proceeds from the February 2026 Offering were approximately $26.0 million. Broadwood purchased 521,739 shares of common stock for approximately $3,000,000, Bio-Rad purchased 439,020 shares of common stock for approximately $2,524,000, and entities affiliated with AWM purchased pre-funded warrants to purchase up to 1,043,478 shares of common stock for approximately $6,000,000. As of June 30, 2026, 323,058 of the February 2026 Offering pre-funded warrants have been exercised, while 720,420 remain unexercised. See Note 7, “Common Stock – February 2026 Offering,” for additional information. As of June 30, 2026, following the February 2026 Offering and including additional open market purchases, Broadwood holds 12,685,041 shares of iMDx's common stock, or approximately 39% of the outstanding shares.

Bio-Rad Transactions

During the six months ended June 30, 2026, the Company acquired $459,000 in laboratory equipment, and incurred $977,000 in laboratory related costs and $1,000 in royalty expenses, from Bio-Rad. During the six months ended June 30, 2026, the Company also made financing lease payments to a third-party of $255,000, under various Bio-Rad laboratory equipment leases, with a remaining financing lease liability of $490,000 as of June 30, 2026.

During the six months ended June 30, 2025, the Company acquired $1.1 million in laboratory equipment and incurred $215,000 in laboratory related costs and zero in royalty expenses, from Bio-Rad. During the six months ended June 30, 2025, the Company also made financing lease payments to a third-party of $210,000, under various Bio-Rad laboratory equipment leases, with a remaining financing lease liability of $819,000 as of June 30, 2025.

As of June 30, 2026 and December 31, 2025, the Company had accounts payable and accruals due to Bio-Rad of $2.0 million and $2.8 million, respectively.

On April 5, 2024, the Company entered into an agreement with Bio-Rad to collaborate in the development and the commercialization of RUO and IVD kitted transplant products (the “Collaboration Agreement”). Under the Collaboration Agreement, Bio-Rad agreed to purchase shares of our common stock equal to 9.99% of the total number of shares of common stock issued and outstanding immediately after the closing of such investment, provided that the total purchase price would not exceed $3,500,000 unless Bio-Rad chooses to exceed such limit (the “Bio-Rad Investment”) (see "Financing Transactions" above). The Bio-Rad Investment was completed in connection with an April 2024 private placement. In addition, we will pay Bio-Rad a single digit royalty payment based on certain net sales under the Collaboration Agreement, and Bio-Rad has an option for the exclusive right to promote, market and sell certain kits worldwide subject to certain conditions. If and when such option is exercised, Bio-Rad will purchase additional shares of our common stock, at the then-current market price per share, up to a specified maximum aggregate purchase price. On November 8, 2024, the Company and Bio-Rad entered into a memorandum of understanding with respect to the Collaboration Agreement to establish additional activities to be performed by each party pursuant to the Collaboration Agreement. See Note 10, "Collaborative Arrangements," for additional information.

10. Collaborative Arrangements

On April 5, 2024, the Company entered into the Collaboration Agreement with Bio-Rad to collaborate in the development and the commercialization of RUO and IVD kitted transplant products using Bio-Rad’s ddPCR instruments and reagents. The Collaboration Agreement has a term of 10 years unless earlier terminated pursuant to customary termination provisions.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Additionally, the Collaboration Agreement provides Bio-Rad a 90-day exclusive negotiating period, post regulatory clearance, for the right to exclusively promote, market and sell IVD Kits worldwide subject to certain conditions. If and when such option is exercised, Bio-Rad will purchase additional shares of the Company’s common stock, at the then-current market price per share, up to a specified maximum aggregate purchase price, and the Company will manufacture and supply IVD Kits exclusively for Bio-Rad. See Note 9, “Related Party Transactions – Financing Transactions,” for additional information about Bio-Rad's purchases of the Company's common stock.

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

For the six months ended June 30, 2026 and 2025, the income statement amounts attributable to Bio-Rad transactions arising from the Collaboration Agreement, included cost of revenues, research and development expenses, sales and marketing expenses, general and administrative expenses, and interest expense, and in the aggregate have not been significant. See Note 9, “Related Party Transactions – Bio-Rad Transactions,” for additional information.

11. Segment Reporting

The Company operates and reports its results in one reportable segment, on a consolidated basis. The Company reports segment information based on the management approach and organizes its business based on products and services. The management approach designates the internal reporting information regularly reviewed by the chief operating decision maker (the “CODM”) to make decisions about resources to be allocated to the segment and assess its performance as the basis for determining a company’s reportable segments. The Company’s CODM is the senior executive management team that includes the Chief Executive Officer and Chief Financial Officer. iMDx is an early-stage diagnostics technology company with core operations that include the research, development and commercialization of diagnostic tests. Currently, the Company’s revenues include Laboratory Services from its life sciences customers, including testing for biomarker discovery, assay design and development, clinical trial support, and a broad spectrum of biomarker tests, and to a lesser extent from Kitted Products (see Note 2, “Revenue Recognition,” for additional information). Additionally, the Company is primarily focused on developing and commercializing new diagnostic tests for medical use related to organ transplant and in the field of oncology, accordingly, extensive resources, time and expense will be required to complete the development and commercialization of those tests.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Adjusted earnings or loss before interest, income taxes, depreciation and amortization is the singular measure of segment profit or loss that the CODM uses in assessing segment performance and deciding how to allocate resources. This measure of segment profit or loss is used to monitor budget versus actual results and for long range planning. Segment loss in the table below includes revenues, cost of revenues, research and development, and other significant operating expenses directly attributable to our reportable segment. Such operating expenses exclude depreciation and amortization expenses, stock-based compensation, the change in fair value of contingent consideration, and any impairments. As an early-stage company with limited revenue, management believes this measure of profit or loss is helpful in assessing our ongoing performance, providing insight into the Company’s core operating costs and performance by excluding certain noncash and other non-operating items that may obscure the underlying trends in the business. The reconciling items and significant segment expense categories and amounts, as included in the table below, are based on the Company’s internal general ledger reporting system that is used in preparing our consolidated financial statements and are included in determining the measure of segment profit or loss that is used by the CODM.

The measure of segment assets is reported in the consolidated balance sheets as total assets. Total segment expenditures for additions to long-lived assets is reported in the consolidated statements of cash flows as a component of cash used in investing activities.

The Company's single reportable segment profit or loss information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Laboratory Services	$218	$494	$250	$2,632
Kitted Products	21	24	21	24
Total net revenues	239	518	271	2,656
Less:
Cost of revenues, as adjusted	58	159	54	945
Personnel-related expenses and board fees	3,751	3,136	7,861	6,164
Professional fees, legal, and outside services	1,646	1,494	4,193	3,343
Facilities and insurance	508	482	1,071	987
Laboratory supplies and expenses	825	545	1,479	1,001
Clinical trial and registry service fees	641	200	1,358	235
Marketing and advertising	262	159	397	224
Travel and entertainment	288	259	574	454
Other segment items (1)	52	59	161	234
Segment loss	(7,792)	(5,975)	(16,877)	(10,931)
Reconciliation of segment profit and loss:
Depreciation and amortization expenses	(665)	(559)	(1,296)	(1,050)
Stock-based compensation	(661)	(504)	(1,276)	(977)
Change in fair value of contingent consideration	(2,284)	(2,804)	3,634	(3,683)
Interest expense	(20)	(25)	(43)	(54)
Other income, net	162	125	308	282
Income taxes	—	—	—	—
Net loss	$(11,260)	$(9,742)	$(15,550)	$(16,413)

(1)
Other segment items primarily includes delivery expenses, other business taxes and tax credits, and severance costs.

INSIGHT MOLECULAR DIAGNOSTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company's revenues and long-lived assets by geographic area are presented below. Revenues are based on the customer country of domicile. Assets are based on the location of held assets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Revenues by geographic area:
United States	$218	$494	$250	$2,632
Europe	15	24	15	24
Asia-Pacific	6	—	6	—
Total net revenues	$239	$518	$271	$2,656

	June 30, 2026	December 31, 2025
	(In thousands)
Long-lived assets by geographic area:
United States	$6,104	$7,177
Europe	1,607	1,577
United Kingdom	381	433
Asia-Pacific	9	63
Total	$8,101	$9,250

12. Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the consolidated financial statements were issued and determined that no events or transactions are required to be disclosed herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our consolidated financial statements for the three and six months ended June 30, 2026 and 2025 included elsewhere in this Report, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. These historical consolidated financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly under “Risk Factors” in this Report and those “Risk Factors” in Part I, Item 1A. of our most recent Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC. For additional information, refer to the section above entitled “Cautionary Note Regarding Forward-Looking Statements.” The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto provided under Part I, Item 1 of this Report.

Overview

We are a pioneering diagnostics technology company. Our mission is to expand access to novel molecular diagnostic testing, most immediately in the transplanted organ rejection testing category.

We are developing molecular diagnostic test kits designed to empower our customers to run their own tests in-house to participate in the patient-care value chain, which is counter-positioned with the send-out-testing central laboratory model. Our decentralized approach also puts testing in the hands of researchers to enable more studies, which we believe can improve standards of care while also creating demand for more testing. We believe that combining innovative science with a simple, but disruptive, business model can create substantial value. Our initial targeted customer institutions are hospitals, transplant centers and labs, including large reference laboratories. The decisions to deploy our tests come from doctors, including surgeons, nephrologists and oncologists, as well as researchers, pathologists, lab directors, medical directors, department heads, lab managers and chief medical officers.

We are a science-driven organization that champions scientific integrity and inquiry. We employ scientists who generate intellectual property in our strategic target markets. We have built and acquired an intellectual property portfolio that we believe will enable us to gain share in well-established clinical and research markets.

Our current intellectual property portfolio comprises three general areas: 1) organ transplant testing, 2) oncology therapy selection, and 3) oncology therapy monitoring. Within these categories, we have developed or are in the process of developing LDTs that can be run at our Franklin, Tennessee laboratory, kitted RUO tests, and IVD kitted clinical tests that can be run by local labs.

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

Our GraftAssure family of assays are performed on a digital PCR instrument that is manufactured by Bio-Rad. Consequently, we have entered into a global strategic partnership agreement with Bio-Rad to collaborate in the development and the commercialization of kitted transplant products for clinical use (see Note 10, “Collaborative Arrangements,” to our consolidated financial statements included elsewhere in this Report for additional information). See Note 2, “Revenue Recognition,” to our consolidated financial statements included elsewhere in this Report for additional Kitted Products revenue information.

Under strict regulatory rules, our kitted tests may not be used in a clinical treatment setting until they have attained marketing authorization from the Food and Drug Administration (“FDA”) for U.S. sales, and In Vitro Diagnostic Medical Devices Regulation approval, for European Union sales. As such, we are working with these regulatory bodies to attain such clearance and approval, as applicable, supporting future distribution and higher sales of our products for clinical use. In 2025, we started a clinical trial in conjunction with our IVD submission for GraftAssureDx. On March 25, 2026, we submitted a data package to the FDA seeking marketing authorization for GraftAssureDx, which is the kitted version of our transplanted organ rejection monitoring assay. We believe that our assays will perform across multiple tissue, or organ, types, and we are pursuing regulatory authorization in kidneys first. Since our March 2026 submission, we have had meaningful and productive dialogue with the FDA as we work with reviewers to obtain marketing authorization to market and sell GraftAssureDx.

We also have a services lab, certified under the CLIA and accredited by the College of American Pathologists, in Franklin, Tennessee, and research and development labs in Nashville, Tennessee and Göttingen, Germany. Our innovation centers in Nashville and Germany employ research scientists whom we believe are leaders in their fields.

Our secondary strategic market is in the field of oncology. The inherent uncertainties of developing and commercializing new diagnostic tests for medical use make it impossible to predict the amount of time and expense that will be required to complete the development and commercialization of our oncology tests. We continue to dedicate a minimum amount of resources to our oncology assays, DetermaIO and DetermaCNI, although currently we do not intend to commercialize either in the next 12 months. From time to time, we may evaluate strategic alternatives to commercializing and further developing our oncology assets, including but not limited to a divestiture or licensing of such assets, which we may pursue if determined to be in the best interests of shareholders and customers. We may not be able to accurately estimate the timing of any such strategic alternative, valuation or purchase price, or whether economic or other market conditions will impact the timing, price or market interest. In addition, there is no guarantee that we are able to negotiate terms of a strategic acceptable to the Company, successfully complete a transaction at all or that the results of such strategic alternative will be successful.

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

Results of Operations

Summary Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(In thousands, except percentage change values)
Net revenue	$239	$518	$(279)	(54)%	$271	$2,656	$(2,385)	(90)%
Cost of revenues	82	180	(98)	(54)%	99	993	(894)	(90)%
Research and development	4,486	3,269	1,217	37%	9,439	6,193	3,246	52%
Sales and marketing	1,916	1,460	456	31%	4,318	2,666	1,652	62%
General and administrative	2,873	2,647	226	9%	5,864	5,762	102	2%
Change in fair value of contingent consideration	2,284	2,804	(520)	(19)%	(3,634)	3,683	(7,317)	(199)%
Loss from operations	(11,402)	(9,842)	(1,560)	16%	(15,815)	(16,641)	826	(5)%
Total other income, net	142	100	42	42%	265	228	37	16%
Loss before income taxes	(11,260)	(9,742)	(1,518)	16%	(15,550)	(16,413)	863	(5)%
Income taxes	—	—	—	—	—	—	—	—
Net loss	$(11,260)	$(9,742)	$(1,518)	16%	$(15,550)	$(16,413)	$863	(5)%

Results of Operations – Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025

Total net revenue decreased to $239,000 for the three months ended June 30, 2026, compared to $518,000 in the comparable prior period primarily from Laboratory Services as further discussed below. Future Laboratory Services revenue is expected to be impacted as a result of our shift in strategic focus on commercializing our transplant kitted tests, and deploying our sales personnel toward signing new laboratory customers.

Net loss was $11.3 million for the three months ended June 30, 2026, compared to $9.7 million for the comparable prior period. Net loss increased by $1.5 million primarily due to a decrease in Laboratory Services revenue and increases in operating expenses, which was partially offset by the change in fair value of contingent consideration. Further details related to the change in net loss are as follows:

•
Laboratory Services revenue decreased by $276,000. We earned Laboratory Services revenue from one existing customer in the amount of approximately $218,000 during the three months ended June 30, 2026. Kitted Products revenue decreased by $3,000. See below for additional revenue information.
•
Cost of revenues decreased by $98,000, primarily related to labor and allocated overhead associated with performing our Laboratory Services. See below for additional cost of revenues information.
•
Research and development expenses increased by $1.2 million, as we continue development of GraftAssureCore, GraftAssureIQ and GraftAssureDx. The main drivers of the increase were laboratory costs, clinical trial and registry service fees, and personnel-related expenses. See below for additional details.
•
Sales and marketing expenses increased by $456,000, primarily attributable to continued ramp up in sales, marketing and advertising activities related to the transplant business. The main drivers of the increase were personnel-related expenses, professional fees, and marketing and advertising expenses, partially offset by facilities and insurance. See below for additional details.
•
General and administrative expenses increased by $226,000, primarily due to increases in stock-based compensation, personnel-related expenses and board fees, and severance expense, partially offset by professional fees. See below for additional details.
•
Change in fair value of contingent consideration was a loss of $2.3 million for the three months ended June 30, 2026 compared to a loss of $2.8 million in the same period of 2025. This change was due to changes in the fair value model inputs and revised estimates on if and when future payouts will occur. See below for additional information.
•
Total other income, net increased by $42,000, primarily due to additional interest income related to higher cash balances from our February 2026 Offering and lower foreign currency losses. See below for additional details.

Results of Operations – Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025

Total net revenue decreased to $271,000 for the six months ended June 30, 2026, compared to $2.7 million in the comparable prior period primarily from Laboratory Services as further discussed below. Future Laboratory Services revenue is expected to be impacted as a result of our shift in strategic focus on commercializing our transplant kitted tests, and deploying our sales personnel toward signing new laboratory customers.

Net loss was $15.6 million for the six months ended June 30, 2026, compared to $16.4 million for the comparable prior period. Net loss decreased by $863,000 primarily due to the change in fair value of contingent consideration, which was partially offset by a decrease in Laboratory Services revenue and increases in operating expenses. Further details related to the change in net loss are as follows:

•
Laboratory Services revenue decreased by $2.4 million. We earned Laboratory Services revenue from one existing customer in the amount of approximately $250,000 during the six months ended June 30, 2026. Kitted Products revenue decreased by $3,000. See below for additional revenue information.
•
Cost of revenues decreased by $894,000, primarily related to labor and allocated overhead associated with performing our Laboratory Services. See below for additional cost of revenues information.
•
Research and development expenses increased by $3.2 million, as we continue development of GraftAssureCore, GraftAssureIQ and GraftAssureDx. The main drivers of the increase were clinical trial and registry service fees, personnel-related expenses, laboratory costs, professional fees, and facilities and insurance. See below for additional details.
•
Sales and marketing expenses increased by $1.7 million, primarily attributable to continued ramp up in sales, marketing and advertising activities related to the transplant business. The main drivers of the increase were personnel-related expenses, professional fees, and marketing and advertising expenses. See below for additional details.
•
General and administrative expenses increased by $102,000, primarily due to increases in stock-based compensation, and personnel-related expenses and board fees, partially offset by professional fees, and facilities and insurance. See below for additional details.
•
Change in fair value of contingent consideration was a gain of $3.6 million for the six months ended June 30, 2026 compared to a loss of $3.7 million in the same period of 2025. This change was due to changes in the fair value model inputs and revised estimates on if and when future payouts will occur. See below for additional information.
•
Total other income, net increased by $37,000, primarily due to additional interest income related to higher cash balances from our February 2026 Offering and lower foreign currency losses. See below for additional details.

Revenues

The following table shows our revenues by type:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(In thousands, except percentage change values)
Laboratory Services	$218	$494	$(276)	(56)%	$250	$2,632	$(2,382)	(91)%
Kitted Products	21	24	(3)	(13)%	21	24	(3)	(13)%
Total	$239	$518	$(279)	(54)%	$271	$2,656	$(2,385)	(90)%

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

Cost of Revenues

Cost of revenues generally consists of cost of materials, direct labor including benefits, bonus and stock-based compensation, equipment and infrastructure expenses, clinical sample related costs associated with performing Laboratory Services, providing deliverables according to our licensing agreements, license fees due to third-parties, and Kitted Products inventory costs and royalties based on net product sales. Infrastructure expenses include depreciation and amortization of laboratory equipment, allocated rent costs, leasehold improvements, and allocated information technology costs for operations at our CLIA-certified laboratory in Tennessee. Costs associated with generating service revenue are recorded as the tests or services are performed regardless of whether revenue was recognized. Royalties or revenue share payments for licensed technology calculated as a percentage of revenues generated using the associated technology, or from product sales, are recorded as expenses at the time the related revenues are recognized. Cost of revenues for Laboratory Services varies depending on the nature, timing, and scope of customer projects.

Research and Development Expenses

A summary of the main drivers of the change in research and development expenses is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025 (1)	$ Change	% Change	2026	2025 (1)	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses	$1,460	$1,139	$321	28%	$2,918	$2,162	$756	35%
Depreciation and amortization	377	324	53	16%	730	608	122	20%
Stock-based compensation	179	173	6	3%	338	368	(30)	(8)%
Laboratory supplies and expenses	825	545	280	51%	1,479	1,001	478	48%
Facilities and insurance	238	169	69	41%	610	336	274	82%
Professional fees, legal, and outside services	752	691	61	9%	1,886	1,361	525	39%
Clinical trial and registry service fees	641	200	441	221%	1,358	235	1,123	478%
Travel and entertainment	27	24	3	13%	51	41	10	24%
Severance	—	—	—	—	3	83	(80)	(96)%
Other	(13)	4	(17)	(425)%	66	(2)	68	3400%
Total	$4,486	$3,269	$1,217	37%	$9,439	$6,193	$3,246	52%
% of Net Revenue	1877%	631%		1246%	3483%	233%		3250%

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

In 2025, we started a clinical trial in conjunction with our IVD submission for GraftAssureDx. On March 25, 2026, we submitted a data package to the FDA seeking marketing authorization for GraftAssureDx, which is the kitted version of our transplanted organ rejection monitoring assay. We believe that our assays will perform across multiple tissue, or organ, types, and we are pursuing regulatory authorization in kidneys first. Since our March 2026 submission, we have had meaningful and productive dialogue with the FDA as we work with reviewers to obtain marketing authorization to market and sell GraftAssureDx.

Sales and Marketing Expenses

A summary of the main drivers of the change in sales and marketing expenses is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025 (1)	$ Change	% Change	2026	2025 (1)	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses	$1,033	$770	$263	34%	$2,307	$1,534	$773	50%
Depreciation and amortization	172	145	27	19%	344	255	89	35%
Stock-based compensation	61	42	19	45%	119	80	39	49%
Facilities and insurance	28	77	(49)	(64)%	57	100	(43)	(43)%
Professional fees, legal, and outside services	165	54	111	206%	690	86	604	702%
Marketing and advertising	262	159	103	65%	397	224	173	77%
Travel and entertainment	180	168	12	7%	366	284	82	29%
Other	15	45	(30)	(67)%	38	103	(65)	(63)%
Total	$1,916	$1,460	$456	31%	$4,318	$2,666	$1,652	62%
% of Net Revenue	802%	282%		520%	1593%	100%		1493%

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

General and Administrative Expenses

A summary of the main drivers of the change in general and administrative expenses is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025 (1)	$ Change	% Change	2026	2025 (1)	$ Change	% Change
	(In thousands, except percentage change values)
Personnel-related expenses and board fees	$1,258	$1,227	$31	3%	$2,636	$2,468	$168	7%
Depreciation and amortization	92	70	22	31%	177	140	37	26%
Stock-based compensation	421	289	132	46%	819	529	290	55%
Facilities and insurance	242	236	6	3%	404	551	(147)	(27)%
Professional fees, legal, and outside services	729	749	(20)	(3)%	1,617	1,896	(279)	(15)%
Travel and entertainment	81	67	14	21%	157	129	28	22%
Severance	30	—	30	100%	30	—	30	100%
Other	20	9	11	122%	24	49	(25)	(51)%
Total	$2,873	$2,647	$226	9%	$5,864	$5,762	$102	2%
% of Net Revenue	1202%	511%		691%	2164%	217%		1947%

(1)
Certain prior period amounts have been reclassified to conform to the current period presentation. These changes had no impact on the previously reported total general and administrative expenses.

Change in Fair Value of Contingent Consideration

We will owe and pay contingent consideration under the merger agreements through which we acquired IGI and Chronix if various payment milestones are triggered. As we continue to earn Kitted Products revenue, we will pay the related royalties to Chronix under the merger agreement. Changes in the fair value of the contingent consideration will be based on our reassessment of the key assumptions underlying the determination of this liability as changes in circumstances and conditions occur from the IGI and Chronix acquisition dates to the reporting periods being presented, with the subsequent changes in fair value recorded as part of our consolidated results from operations for such periods. See Note 3, “Business Combinations and Contingent Consideration Liabilities,” to our consolidated financial statements included elsewhere in this Report for additional information.

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

Income Taxes

We did not record any provision or benefit for income taxes for the three and six months ended June 30, 2026 and 2025, as we had a full valuation allowance for the periods presented. A valuation allowance is provided when it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from our net operating loss carry-forwards and other deferred tax assets. See Note 2, “Income Taxes,” to our consolidated financial statements included elsewhere in this Report for additional information.

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

Liquidity and Capital Resources

Our foreseeable material cash requirements as of June 30, 2026, are recognized as liabilities in the consolidated balance sheet or generally are otherwise described in Note 6, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Report. Our cash requirements are generally derived from our operating and investing activities including expenditures for working capital, human capital, equipment purchases, lease payments, business development, investments in intellectual property, and business combinations. Our office lease obligations (net of sublease payments) and financing lease obligations, and contingent consideration obligations are further described in Note 6 and Note 3, respectively, to our consolidated financial statements included elsewhere in this Report. As of June 30, 2026 and December 31, 2025, other than certain equity-classified warrants (see Note 7, “Common Stock Purchase Warrants,” to our consolidated financial statements included elsewhere in this Report), we had no off-balance sheet arrangements, and historically we have not entered into any such arrangements other than the noted warrants. As of June 30, 2026 and December 31, 2025, we had unrecognized tax benefits totaling $1.6 million (see Note 2, “Income Taxes,” to our consolidated financial statements included elsewhere in this Report).

Since formation, we have financed our operations primarily through the sale of our common stock, preferred stock and warrants to acquire common stock (see Note 7 to our consolidated financial statements included elsewhere in this Report). We have incurred operating losses and negative operating cash flows since inception and had an accumulated deficit of $416.3 million as of June 30, 2026. At June 30, 2026, we had $17.8 million of cash and cash equivalents. Management anticipates that we will continue to incur operating losses and negative operating cash flows for the near future. Although it is difficult to predict our liquidity requirements, based on the going concern evaluation discussed in Note 1, “Liquidity,” to our consolidated financial statements included elsewhere in this Report, management believes that it will have sufficient cash to meet its projected operating requirements for at least the next twelve months following the issuance of these consolidated financial statements.

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

Our remaining restricted cash balance in the total amount of $972,000 as of June 30, 2026 relates to a bank letter of credit required under our Irvine office lease. From July 1, 2025 and continuing on the first day of each calendar month thereafter, the letter of credit will be reduced by an amount equal to $60,714.29 on each such date, until the letter of credit is fully reduced on October 31, 2027, after which the letter of credit arrangement will terminate and we will have no further obligation to maintain or deliver the letter of credit. See Note 6, “Office and Facilities Leases – Irvine Office Lease,” to our consolidated financial statements included elsewhere in this Report for additional information.

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

In addition to research, development, sales and marketing expenses, we will incur other expenses from leasing and improving our offices and laboratory facilities in the Nashville, Tennessee area and Göttingen, Germany. We have recently expanded our Nashville and Germany facilities by extending and adding new office and laboratory leases. In addition, we have added various new laboratory instruments to be used in our transplant operations, under new financing leases or from purchases. As of June 30, 2026, we have acquired a total of 34 new lab instruments for use in our transplant operations. As of December 31, 2025, we had a total of 32 lab instruments. See Note 6, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Report for additional operating and financing lease information.

We may need to meet significant cash payment or stock obligations to former IGI and Chronix shareholders in connection with our acquisition of those companies, as disclosed in Note 3 to the consolidated financial statements included elsewhere in this Report. As of June 30, 2026 and December 31, 2025, total contingent consideration liabilities were $40.2 million and $43.9 million, respectively. To meet the future cash payment obligations, we may have to utilize cash on hand that would otherwise be available to us for other business and operational purposes, which could cause us to delay or reduce activities in the development and commercialization of our tests. As we continue to earn Kitted Products revenue, we will pay the related royalties to Chronix under the merger agreement.

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

Cash Flow from Operating Activities

During the six months ended June 30, 2026, our total research and development expenses were $9.4 million, our sales and marketing expenses were $4.3 million, and our general and administrative expenses were $5.9 million. We also incurred $99,000 in total cost of revenues. Net loss for the period was $15.6 million, and our net cash used in operating activities amounted to $16.9 million. Our cash used in operating activities during 2026 did not include the following noncash items: $1.3 million in depreciation and amortization expenses, $1.3 million in stock-based compensation, $40,000 in other equity compensation expenses, $3.6 million gain from the change in fair value of contingent consideration, and unrealized foreign currency losses of $7,000. Net changes in operating assets and liabilities for the period were $342,000 as an additional use of cash.

During the six months ended June 30, 2025, our total research and development expenses were $6.2 million, our sales and marketing expenses were $2.7 million, and our general and administrative expenses were $5.8 million. We also incurred $993,000 in total cost of revenues, including $7,000 for amortization of intangible assets. Net loss for the period was $16.4 million, and our net cash used in operating activities amounted to $12.0 million. Our cash used in operating activities during 2025 did not include the following noncash items: $1.1 million in depreciation and amortization expenses, $977,000 in stock-based compensation, $88,000 in other equity compensation expenses, $3.7 million loss from the change in fair value of contingent consideration, and unrealized foreign currency losses of $188,000. Net changes in operating assets and liabilities for the period were $1.6 million as an additional use of cash.

Cash Flow from Investing Activities

During the six months ended June 30, 2026, net cash used in investing activities was $1.4 million from cash paid for purchases of machinery and equipment, and construction in progress.

During the six months ended June 30, 2025, net cash used in investing activities was $656,000 from cash paid for purchases of machinery and equipment, and construction in progress.

Cash Flow from Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities was $24.1 million primarily from $24.7 million of net cash proceeds from the February 2026 Offering, partially offset by repayments of financing lease obligations of $295,000 and taxes paid related to net share settlement of stock-based awards of $237,000.

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

The fair value of contingent consideration after the acquisition date is reassessed by us as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in our consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities and, accordingly, the resulting gain or loss that we record in our consolidated financial statements. During the six months ended June 30, 2026 and 2025, we recorded a gain of $3.6 million and a loss of $3.7 million, respectively, related to the fair value of contingent consideration. As of June 30, 2026 and December 31, 2025, total contingent consideration liabilities were $40.2 million and $43.9 million, respectively. As of June 30, 2026, a hypothetical 2% increase and 2% decrease in the discount rate would have resulted in total contingent consideration liabilities of $36.6 million and $44.4 million, respectively. For additional information, see Note 3, “Business Combinations and Contingent Consideration Liabilities,” to our consolidated financial statements included elsewhere in this Report.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, which currently consists primarily of right-of-use assets, and machinery and equipment, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. When such events or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount, we recognize an impairment based on the fair value of such assets.

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

We establish an allowance for credit losses based on the evaluation of the collectability of its Laboratory Services accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial condition, reasonable and supportable forecast that affect the collectability of the reported amount, and historical experience. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses and uncollectible accounts, if any, based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the credit loss reserve accounts. As of June 30, 2026 and December 31, 2025, we had an allowance for credit losses of $2,000 and $11,000, respectively, related to Laboratory Services.

Stock-Based Compensation

We recognize compensation expense related to stock-based payment awards made to employees, board directors and other non-employees based on estimated fair values. We estimate the fair value of stock-based payment awards on the grant date and recognize the resulting fair value over the requisite service period on a straight-line basis. For stock-based awards that vest only upon the attainment of one or more performance goals, compensation cost is recognized if and when we determine that it is probable that the performance condition or conditions will be, or have been, achieved. For grants with market-based and time-based vesting conditions, the fair value is estimated using the Monte Carlo simulation model, which includes the estimated period to achievement of the performance and market conditions, which are subject to the achievement of the market-based goals established by us and continued employment. We utilize the Black-Scholes option pricing model for determining the fair value of standard time-based stock options. Our determination of fair value of stock-based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. We estimate the expected volatility using our own stock price volatility for a period equal to the expected term of the options. The expected term of options granted is based on our own experience. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. Key inputs and assumptions may change as we continue to develop our Company estimates, experience and key inputs including our expected term, and stock price volatility based on the trading history of our stock in the public market. Changes in these subjective assumptions can materially affect the estimated value of equity grants and the stock-based compensation that we record in our consolidated financial statements. During the six months ended June 30, 2026 and 2025, we recognized total stock-based compensation of $1.3 million and $977,000, respectively. For additional information, see Note 8 to our consolidated financial statements included elsewhere in this Report.

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

On July 16, 2026, MolDX revised its foundational LCD, “MolDX Molecular Testing for Solid Organ Allograft Rejection” (L40062), which supports expanded coverage for certain dd-cfDNA testing in transplant care. Compared to its predecessor, the revised LCD supports a higher testing frequency through the allowance of surveillance coverage in addition to the already-covered for-cause testing. iMDx believes the favorable policy establishes a baseline for long-term surveillance testing for transplanted organ patients; provides additional clarity for hospitals, clinicians, and laboratories; supports patient access to reimbursable dd-cfDNA testing; and further aligns with the company's strategy to enable in-house dd-cfDNA testing. Additionally, we believe the revised LCD may support broader commercial adoption of our GraftAssure™ family by reinforcing and expanding the Medicare reimbursement framework for dd-cfDNA testing.

However, we may not be able to ensure our tests remain reimbursed or attain reimbursement by Medicare for future tests for a variety of reasons, including changes in reimbursement practices, general policy shifts, or reductions in reimbursement amounts or breadth of coverage. We cannot predict whether Medicare reimbursements will continue at the same payment amount or with the same breadth of coverage in the future, if at all. If future reimbursement price levels are lower than their current levels, or if the scope of coverage becomes more limited, our revenues and our ability to achieve profitability could be impaired, and the market price of our common stock could decline. Any additional changes in the MACs’ practices in processing Medicare claims could also impact the coverage determinations or payments amounts or payment for our tests and our ability to obtain Medicare coverage for any products we may launch in the future.

Any decision by CMS or its local contractors to reduce or deny coverage for our tests would have a significant adverse effect on our revenue, ability to operate, and access to capital. Any such decision could also cause affected clinicians treating Medicare-covered patients to reduce or discontinue the use of our tests. Further, third‑party payers often follow Medicare coverage policy and payment limitations in setting their own coverage and payment rates and therefore their coverage and payment determinations may likewise be affected by any such decisions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On April 24, 2026, we issued to LifeSci Advisors, LLC (“LifeSci”) 2,128 shares of our common stock in exchange for investor relations services. The shares issued to LifeSci were issued without registration under the Securities Act in reliance on the exemption from registration under Section 4(a)(2).

Repurchases

On June 30, 2026, we repurchased 187,617 of our outstanding common stock purchase warrants from entities affiliated with AWM Investment Company, Inc. for $1,000, accordingly, such repurchased warrants were cancelled, terminated in full and rendered null and void and provide no further rights to acquire our common stock. The exercise price for these warrants was $30.60 per share.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.
(b)
During the six months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).
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

Form of Securities Purchase Agreement, dated as of February 10, 2026, by and between the Company and the purchasers thereto (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2026)

10.2#

Second Amendment to the Insight Molecular Diagnostics Inc. Amended and Restated 2018 Equity Incentive Plan (Incorporated by reference to Insight Molecular Diagnostics Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2026)

31.1*

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

INSIGHT MOLECULAR DIAGNOSTICS INC.

Date: August 10, 2026	/s/ Joshua Riggs
Joshua Riggs
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2026	/s/ Andrea James
Andrea James
Chief Financial Officer (Principal Financial Officer)